Form 10-K
period 2007-12-31
Momentive Performance Materials Inc.
filed 2008-03-31
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-146093

Momentive Performance Materials Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5748297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

187 Danbury Road Wilton, CT 06897	(203) 761-2500
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not Applicable.

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on March 28, 2008 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

PART I

Forward-Looking and Cautionary Statements

Unless otherwise noted, the terms “Momentive” or the “Company” refer to Momentive Performance Materials Inc. The terms “we,” “us,” and “our,” refer collectively to Momentive Performance Materials Inc., and its subsidiaries and the term “Momentive Group” refers collectively to Momentive’s parent company, Momentive Performance Materials Holdings Inc. (“Holdings”) and its subsidiaries, in each case after giving effect to the consummation of the Transactions (as defined below). References to the “Acquisition” refer to the acquisition of certain assets, subsidiaries and liabilities of GE Advanced Materials, an operating unit within the Industrial Segment of General Electric Company (“GE”), by the Momentive Group on December 3, 2006, pursuant to the terms of the Stock and Asset Purchase Agreement between Holdings and GE dated as of September 14, 2006. References to the “Business” refer to the assets, subsidiaries and liabilities of GE Advanced Materials, acquired in the Acquisition and references to the “Transactions” refer to the Acquisition and the financing transactions related thereto. The consolidated and combined financial statements and accompanying notes contained herein, present the historical operating periods prior to our ownership of the Business (the “Predecessor”) and for the year ended December 31, 2005 and for the period from January 1, 2006 to December 3, 2006; the financial information as of December 31, 2006 and for the period from December 4, 2006 to December 31, 2006 and the financial information as of December 31, 2007 and for the year ended December 31, 2007 of our Company (the “Successor”).

Certain statements in this report, including, without limitation, statements made under the caption “Business” are forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations on flexibility in operating our business contained in the documents governing our indebtedness; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; risks associated with our separation from General Electric Company; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong. See Item 1A, “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

ITEM 1.	BUSINESS

Momentive Performance Materials Inc. was formed through the acquisition of GE Advanced Materials on December 3, 2006. We are the world’s second-largest producer of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz division manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.

We believe that our scale and global reach provide significant efficiencies in our fixed and variable cost structure and that our breadth of related products provides significant operational, technological and commercial advantages. We internally produce the substantial majority of one of our key intermediates, siloxane, which facilitates a low-cost operating structure and provides security of supply.

We are one of two producers in the silicones market with global production capacity. As of December 31, 2007, we had 28 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this worldwide network of production facilities, we serve approximately 13,500 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L’Oreal, BASF, The Home Depot and Lowe’s.

We believe we have created a value-added, technical service-oriented business model that enables us to target and participate in high-margin and high-growth specialty markets. These specialty markets account for the majority of our revenues and continue to be a growing part of our business.

Our Strengths

Our company has the following competitive strengths:

Leading Global Silicones Producer. We are the world’s second-largest producer of silicones and silicone derivatives, with leading positions in various product lines and geographic areas. We believe our scale, global reach and breadth of product offerings provide us with significant advantages over many of our competitors by allowing us to serve global customers with precise specifications, particularly those expanding production in developing nations.

Attractive Industry Growth Profile. The broad molecular characteristics of silicones continually lead to new uses and applications, which have led to worldwide industry growth in excess of GDP over the past 20 years. Drivers of growth include end-market growth and increased market penetration, with silicones increasingly being used as a value-added substitute for traditional materials or as a functional additive, which yields new properties for our customers’ products. For instance, silicones act as the conditioning ingredient in “2-in-1” shampoo.

Broad-Based Diversification.

•

Industry Diversification. Our Silicones business has a diversified revenue base across a variety of end-markets, reducing our vulnerability to macroeconomic trends. Furthermore, our products are often used in niche applications that represent a small portion of our customers’ material costs. For example, our products are used in scratch-resistant coating on automobile headlamps. Our leading end-market is building and construction, which consists primarily of industrial and infrastructure construction and repair.

•

Customer Diversification. We have a diverse customer base of approximately 13,500 customers between our Silicones and Quartz businesses and are well balanced across multiple geographies. In 2007, our top 20 customers accounted for less than 20% of our total revenues, and no single customer accounted for more than 3% of our total revenues. We have maintained long-standing relationships with many of our customers.

•

Geographic Diversification. We have a global sales presence, with approximately 33%, 37% and 30% of our 2007 revenues generated in the Americas, Europe and Asia, respectively, compared to 41%, 32% and 27% in 2006.

Global Infrastructure. We are a global company with significant manufacturing capacity in each of the Americas, Europe and Asia. We have 28 production facilities located around the world, R&D centers on three continents and sales to customers in over 100 countries. The silicones business has three siloxane production facilities located in Waterford, New York; Ohta, Japan and Leverkusen, Germany and two silanes production facilities in Sisterville, West Virginia and Termoli, Italy. The Quartz production sites are located in Ohio, U.S.; Geestacht, Germany and in Wuxi, China.

We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships.

Attractive Intermediate Position. We maintain our own manufacturing capacity for approximately 85% of our requirements for siloxane, the key intermediate required to produce silicones, and source the remainder through long-term supply agreements. We believe our internal siloxane supply reduces our overall cost structure and strengthens our overall competitiveness.

Leading Fused Quartz and Specialty Ceramics Producer. We are a global leader in the fused quartz and ceramics product markets in which we compete. In particular, we are the largest manufacturer of quartz products for the semiconductor end-market and the second largest manufacturer of quartz products for light bulbs and fiber optics. Our leadership position and profitability are driven by several factors, including strong customer relationships and the precise quality and purity specifications of our products. Additionally, we believe we are a leader in several ceramic materials end-markets, including cosmetic additives.

Strong and Experienced Management Team. We are run by a strong management team led by President and Chief Executive Officer Dr. Jonathan Rich and Chief Financial Officer Steven Delarge. Since joining the Business in June 2007, Dr. Rich has been leading our efforts in improving the service and quality of the Business and its products. Initiatives have been launched to increase commercial effectiveness, improve manufacturing efficiencies and capture cost savings.

Our Strategy

We are focused on increasing cash flow and augmenting growth through the following strategies:

Increase Shift to High-Margin Specialty Products. We plan to continue to utilize our global platform and research and development application capabilities to develop new silicone products. In 2003, we acquired the OSi Specialties business from Crompton Corporation (later re-named “Chemtura”), which enhanced our new product development initiatives. As a result, revenues from new product introductions (defined as those developed within the previous three years) have grown from approximately $214 million in 2006 to approximately $259 million in 2007. We believe that our focus on sales and research will foster future growth.

Expand Global Reach and Presence in Faster Growing Regions. The Silicones division’s most significant growth opportunity is in developing countries, most notably China. In 2007, the Silicones division’s revenues from sales in China grew by approximately 9% compared to 2006. In the second quarter of 2006, we began construction of an 18,000 metric-ton capacity silicone finishing plant in Nantong, China. This facility will complement our current presence in the region and is expected to generate further growth in China. The new plant is expected to produce materials for the electronics, furniture, textiles, bedding, adhesives, personal care, agriculture and healthcare end-markets and is scheduled to commence operations at the end of 2008, making us one of the first silicone producers with a large presence in the Chinese specialty silicones end-market. Additionally, in April 2007, we entered into a joint venture for the construction and operation of a new siloxane manufacturing facility in Jiande, China.

Pursue New End-Markets and Product Opportunities. We have identified a number of end-markets in which we believe we are presently under-penetrated. For instance, we have historically not participated significantly in the healthcare industry, where we believe several growth opportunities exist for the manufacture of silicone products with medical applications. We expect to target many of these opportunities, such as contact lenses and surgical equipment. We believe that we can apply our technical capabilities to enter these end-markets and capture market share.

Implement Strategic Cost and Working Capital Reduction Initiatives to Drive Free Cash Flow. We have implemented and are currently implementing a number of projects aimed at increasing our margins through cost reduction and efficiency improvements. We have achieved cost savings of approximately $26.0 million per year, primarily in selling, general and administrative expenses as a result of our separation from GE due to the reduction of corporate overhead through the elimination of GE corporate assessments and other cost-saving measures as a stand-alone entity, such as the consolidation of field offices. In 2008, we are also exploring further cost-saving opportunities of approximately $50 million related to workforce restructuring, reduction of indirect costs and material productivity measures. We have also achieved significant reductions of operating working capital (trade receivables plus inventories less trade payables, excluding purchase accounting effects) equal to approximately $150 million in 2007. We expect to continue to generate cash through operating working capital reductions in 2008.

The Acquisition

Momentive Performance Materials Inc. was incorporated in Delaware on September 6, 2006. Prior to November 21, 2006, Momentive Performance Materials Inc. was known as Nautilus Holdings Intermediate Corp. On December 3, 2006, the Momentive Group acquired GE Advanced Materials, an operating unit within the Industrial Segment of GE, pursuant to the terms of the Stock and Asset Purchase Agreement between Holdings and GE dated as of September 14, 2006. The purchase price for GE Advanced Materials was approximately $3.78 billion, including certain purchase price adjustments paid in August 2007. The purchase price consists of cash and the issuance to GE of (i) 10% of the common equity of our parent company, Holdings; (ii) warrants to acquire an additional 3% of Holdings common equity; (iii) a Seller Note with a stated principal amount of $400 million and (iv) a purchase price adjustment equal to approximately $62.0 million paid in August 2007.

Holdings and Momentive were formed by affiliates of Apollo Management, L.P. (“Apollo”) for the purpose of consummating the Acquisition. In connection with the Acquisition, we issued $3,031.2 million of debt, consisting of $50.0 million of revolving credit facility, $1,053.1 million under two term loans (one of which is denominated in euros) and $765.0 million of senior notes, $300.0 million of senior toggle notes, $363.1 million of Euro senior notes and $500.0 million of senior subordinated notes (collectively, the “original notes”). In addition to the above financing, affiliates of Apollo contributed $453.15 million and GE contributed $50.35 million of equity to our parent company.

In January 2008, we consummated an exchange offer whereby we exchanged the original notes for an equal principal amount of senior notes, senior toggle notes, Euro senior notes and senior subordinated notes registered under the Securities Act of 1933 (collectively, the “notes”). These notes are substantially identical to the original notes, except that the notes will not be subject to transfer restrictions or entitled to registration rights.

For comparison purposes, the financial information for the year ended December 31, 2007 is presented on a consolidated basis, the year ended December 31, 2006, is presented on a combined basis, consisting of the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006, and the year ended December 31, 2005 consists of the historical financial information of our predecessor that has been derived from our audited consolidated and combined financial statements of Momentive Performance Materials Inc. and our predecessor GE Advanced Materials. The predecessor and us use different bases and accounting methods.

Our Business Segments

Silicones

We are the world’s second largest producer of silicones and silicone derivatives, manufacturing a wide range of high-performing elastomers, sealants, coatings and fluids. Product families within our silicones business include specialty fluids (textiles, personal care, home care, agriculture and oil and gas applications), resins and silanes (tires, additives for coatings, masonry water repellents and protective coatings for plastics and rubber), elastomers (healthcare and automotive applications), room temperature vulcanizing products (adhesives and sealants), urethane additives (polyurethane foam additives) and general consumer and construction sealants.

Silicones are used in product formulations primarily due to two distinguishing factors: (1) their high degree of inertness (i.e., resistance to heat, electricity and chemical reactions); and (2) their ability during manufacturing to greatly modify their viscosity, enabling production of end-products with a significant variation in levels of lubricity or adhesion. Silicones are developed using separate finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.

For the fiscal year ended December 31, 2007, our Silicones division generated revenues of $2,264.3 million compared to $2,144.9 million and $2,094.5 million for the fiscal year ended December 31, 2006 and 2005, respectively.

Product Portfolio

Our silicones product portfolio consists of the following:

•

Specialty Fluids. Specialty fluids products are surfactants, elastomer gel networks, high-performance antifoams and emulsions. Silicone fluids exhibit low surface tension, excellent gloss, excellent sensory, softening and conditioning properties, good thermal stability and excellent viscosity over a wide temperature range, which permits usage in a number of applications. Specialty fluids are used primarily in the personal care, home care, textiles, oil and gas and agriculture end-markets and are sold under the Magnasoft, Sagtex, Formasil, Silwet, Silshine, Tospearl and Velvesil brands. Specialty fluids products represented approximately 9% of Silicones revenues for the fiscal year ended December 31, 2007 compared to approximately 8% of Silicones revenues in 2006 and 2005.

•

Silanes, Resins and Specialties (“SR&S”). SR&S products are primarily used as components in specialty coating applications. Resins are used as the binder in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally restricted to situations where required performance characteristics, such as high-temperature resistance or good weathering, are beyond the scope of traditional materials. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. SR&S products are sold into a diverse range of end-markets, including aerospace, construction, coatings and ink, paint, paper, adhesives, electronics, motor vehicles, sealants and plastics. We sell specialty resins brands including Tospearl, Silprint, Silblock and Anchorsil. Silanes brands include Silquest, CoatOSil, NXT, XL-Pearl and Silcat. SR&S products represented approximately 13% of Silicones revenues for the fiscal year ended December 31, 2007 and in 2006 compared to 12% in 2005.

•

Elastomers. Silicone elastomers are blends of silicone polymers and various fillers and include solid and liquid elastomers. Favorable performance characteristics include a broad temperature range, excellent resistance to weathering, low toxicity, good electrical insulation properties and acoustical damping qualities. Silicone elastomers are used in the production of a variety of products, including gaskets, seals, hoses and tubing, as well as numerous consumer items. Elastomers products are used primarily in the healthcare, consumer products and automotive end-markets and are sold under the Tufel, Ultra Tufel, Silplus, LIM, Silopren, and Addisil brand names. Elastomers products represented approximately 13% of Silicones revenues for the fiscal year ended December 31, 2007 and in 2006 compared to 12% in 2005.

•

Room Temperature Vulcanization. Room temperature vulcanization products consist of highly engineered gels, greases, adhesives and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. Room temperature vulcanization products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace and industrial sealing applications. Room temperature vulcanization products include SilCool, InvisiSil and SnapSil brand names. Room temperature vulcanization products represented approximately 9% of Silicones revenues for the fiscal year ended December 31, 2007 compared to 8% of Silicones revenues in 2006 and 2005.

•

Urethane Additives. Urethane additive products include silicone surfactants that are used for stabilizing polyurethane foam and catalysts used in polyurethane-foam reaction. Polyurethane foams are used in furniture and bedding, auto seating, appliances, construction and footwear applications. Urethane additive products are sold under the Niax brand. Urethane additive products represented approximately 10% of Silicones revenues for the fiscal year ended December 31, 2007 compared to 9% of Silicones revenues in 2006 and 2005.

•

Consumer Sealants and Adhesives. This product line includes bathroom and shower caulk, the most well known of silicones applications. Silicone sealants and adhesives are primarily used for consumer products and the commercial and residential construction end-markets. These products have strong followings from both consumer remodelers and professional contractors. Our consumer sealants and adhesives products are sold under the GE, Lighthouse and VIP brands. We have the right to use the GE brand name for these products. We believe GE-branded silicone is one of the most highly regarded consumer sealants available and is the only branded silicone available at The Home Depot and Lowe’s. Additionally, we produce private label branded sealants for a number of hardware and paint retailers. Consumer sealant and adhesive products represented approximately 7% of Silicones revenues for the fiscal year ended December 31, 2007 compared to 8% of Silicones revenues in 2006 and 2005.

•

Core. The core product family consists of a variety of elastomers, fluids and silanes that have more standardized specifications than our broader product portfolio. These products are often sold to other silicone formulators, who upgrade them through further processing or mixing with other materials. Core products are sold to virtually every silicone and silane end-market, including personal care, construction, automotive, cable and wire and electronic end-markets. Products in this category require lower sales force dedication and technological application than our specialty product portfolio. For this reason, we have grouped these standard products into this category in order to increase selling and development efficiencies. Core products represented approximately 30% of Silicones revenues for the fiscal year ended December 31, 2007 compared to 31% and 33% of Silicones revenues in 2006 and 2005, respectively.

End-Markets and Applications. The physical properties of silicones, such as weatherability, longevity and tolerance to a wide temperature range, make them versatile products with broad commercial applications. In the building and construction industry, silicone sealants and caulks are used to seal expansion and control joints in pre-cast exterior concrete panels and metal curtain walls, as well as in siding, window and door perimeters. In the transportation industry, silicones are used in a variety of OEM and aftermarket applications. In the electronics industry, silicones’ tolerance to high temperatures give them a considerable advantage relative to other, traditional materials in a variety of computers and electronics manufacturing applications. In the personal care industry, silicones are used in consumer goods such as hair care and shaving products, antiperspirants and deodorants, cosmetics and shower and bath products. In the healthcare industry, silicones are used in medical equipment, as well as in surgeries and other general medical procedures. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are vulnerable to economic cycles but also allows us to explore new applications for our products in high-growth industries.

Customers. Our Silicones division had sales to over 12,000 different customers in 2007 in a variety of industries. In 2007, our top 20 customers accounted for less than 20% of our total revenues, and no single customer accounted for more than 3% of our total revenues. We have maintained long-standing relationships with many of our customers. For example, we have served one of our largest customers, The Home Depot, Inc., for over 20 years.

Key Raw Materials.

•

Silicon Metal. Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include Becancour, Globe, Elkem Norway, Liasa, Itochu and other smaller vendors located around the world. Our silicon metal contracts typically are for one year, and range up to three years, with fixed prices typically determined on an annual basis.

•

Siloxane. Siloxane is a key intermediate required to produce the silicones polymer. We produce siloxane for our internal use in Waterford, New York; Leverkusen, Germany and Ohta, Japan. We source approximately 85% of our siloxane from our own internal production and the majority of the remainder from an existing off-take agreement with Asia Silicones Monomer Limited (“ASM”) at a cost-plus pricing formula. In connection with the Acquisition, Holdings and our subsidiary, Momentive Performance Materials (Thailand) Ltd., formerly known as GE Toshiba Silicones Thailand Ltd., entered into a 20-year supply arrangement with GE and GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., to obtain a supply of siloxane from ASM or an alternative source in certain circumstances. See “Certain Relationships and Related Party Transactions.”

•

Methanol. Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Methanex, MHTL and Saudi Basic Industries Corporation (“SABIC”).

Quartz

Our Quartz division is a global leader in the development and manufacturing of fused quartz and ceramic materials. Fused quartz, a man-made glass manufactured principally from quartz sand, is used in processes requiring extreme temperature, high purity and other specific characteristics. Fused quartz and ceramic materials are used in a wide range of industries, including semiconductor, lamp tubing, manufacturing, packaging, cosmetics and fiber optics. Our Quartz division is a leading global producer of quartz tubing, ingots and crucibles and high-performance, non-oxide ceramic powders, coatings and solids. In addition, our Quartz division is currently developing a number of high-end crystal products, primarily geared towards the electronics and lighting end-markets.

Our Quartz division’s products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for video projectors) require the use of quartz. When microchip makers add to or adjust their manufacturing lines for newly developed products, they usually require quartz products. The manufacture of quartz products for use in the production of semiconductors generated approximately 60% of our Quartz division’s revenue for the fiscal year ended December 31, 2007 compared to 62% for 2006 and 55% in 2005. For the fiscal year ended December 31, 2007, our Quartz division generated revenues of $273.5 million compared to $269.2 and $247.5 million for the fiscal year ended December 31, 2006 and 2005, respectively.

Customers. Our Quartz division had sales to over 1,500 different customers in 2007 in a variety of industries. In 2007, our top 20 customers accounted for 52% of total revenues of the Quartz division, and the largest customer accounted for approximately 6% of total revenues of the Quartz division.

Raw Materials. Naturally occurring quartz sand is the key raw material for fused quartz products. The natural quartz sand market is dominated by the Unimin Corporation, which owns the Harris and Hawkins District mine in North Carolina. This is substantially the only mine in the world currently identified as having the high quality quartz sand required for semiconductor quartz fabrication and is believed to maintain 20 years of proven reserves.

Because Unimin controls more than 90% of this market, they exercise significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have been approximately 5-10% per year. We expect these price increases to continue, and we periodically evaluate other quartz sand sources around the world.

Competition

We compete with a variety of companies, including large global chemical companies and small specialty chemical companies, in each of our product lines. The principal factors of competition in our industry include product quality, customer service and breadth of product offerings, product innovation, manufacturing efficiency, distribution and price. Some of our competitors are larger, have greater financial resources and have less debt than we do and may, as a result, be better able to withstand changes in conditions throughout our industry relating to pricing or otherwise and the economy as a whole. We believe that no single company competes with us across all of our existing product lines.

Marketing and Distribution

We market an extensive product line to meet a wide variety of customer needs. We focus on customers who are, or have the potential to be, leaders in their industries and have growth objectives that support our own growth objectives. In addition, we focus on customers who value our service-oriented business model. This approach includes high-quality, reliable products backed by local sales support and technical expertise. An important component of our strategy is to utilize our broad product capabilities to win high-end specialty business from our customers. These customers value these capabilities and, as a result, we are able to become a supplier of choice, given our relationship and ability to develop solutions to meet their precise needs.

Intellectual Property

We own or have licenses to use a large number of patents relating to our products and processes. We currently have the right to utilize more than 1,000 active patents in the United States, over 2,600 active patents in the other countries of the world and over 2,400 pending patent applications worldwide. While the remaining durations of these patents range from less than one year to almost twenty years, the portion of the portfolio dealing with our new products comprises patents with durations of fourteen to twenty years. We also have the right to utilize 100 registered U.S. trademarks protecting our products, with counterpart registrations in commercially significant non-U.S. countries. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademark applications and trademarks relating to our Velvesil, Silwet, Silsoft, Spur, and NXT brands, technologies and products are considered material to our business. See “Certain Relationships and Related Party Transactions.”

Governmental Regulation and Environment

Our operations are subject to extensive legal requirements intended to protect human health and the environment. These requirements govern, among other things, air emissions, wastewater discharges, waste disposal, health and safety of employees, and the use, management, and transportation of hazardous chemicals. In addition, some countries in which we sell products have regulations governing the registration and sale of chemical products, including products that we sell. Government agencies responsible for such regulations periodically revise these regulations and also enact new requirements. Revised and/or new requirements enacted in the future may require us to incur additional capital costs and/or operating expenses. New requirements could also result in increases in the cost of products and services that we purchase from others. Finally, such new or revised requirements may adversely impact our ability subsidiaries to sell our products in certain countries.

Financial Information for Segments and Geographical Areas

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years by segment and revenues from external customers and net property plant and equipment by geographic area, see Note 18 to our Consolidated and Combined Financial Statements.

Research and Development

Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. We have historically budgeted a percentage of our prior year revenues for research and development. For the year ended December 31, 2007, the period from December 4, 2006 to December 31, 2006, the period from January 1, 2006 to December 3, 2006 and the year ended December 31, 2005, we spent $78.6 million, $7.4 million, $72.8 million and $72.1 million respectively, on research and development. These annual research and development expenditures equaled approximately 3% of the prior year’s revenues. In connection with the Acquisition, we acquired approximately $52.0 million of in-process research and development, which was expensed immediately.

Seasonality

We do not experience significant seasonality of demand, although sales are generally slightly higher during the second and fourth quarters due to increased industrial activity.

Backlog

Due to the relatively small number of backlogged orders, we do not believe information on backlog of orders is material to an understanding of our business.

Employees

As of December 31, 2007, we had 5,117 employees. Approximately 60% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements.

ITEM 1A.	RISK FACTORS

Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company and relating to our separation from GE. However, the risks and uncertainties affecting our Company and relating to our separation from GE are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition or results of operations. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt-service payments.

We have a substantial amount of long-term indebtedness. As of December 31, 2007, we had $3,073.3 million of outstanding long-term indebtedness (including payments due within the next twelve months). Based on the amount of indebtedness outstanding at December 31, 2007 and our required term loan prepayments during the first quarter of 2008, our annualized cash interest expense is approximately $262.6 million based on current interest rates, of which $196.2 million represents cash interest expense on fixed-rate obligations. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms, or at all, which could cause us to default on our obligations and may impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock for our working capital, capital expenditures, dividend payments, debt service requirements, strategic initiatives or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us;

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Furthermore, our interest expense would increase if interest rates increase because certain of our indebtedness, including borrowings under our senior credit facility, is at variable rates of interest. Assuming the amount of our variable rate indebtedness remains the same after taking into consideration the interest rate swap described in “Quantitative and Qualitative Disclosures About Market Risk— Interest Rate Risk”, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our fiscal 2008 estimated debt-service requirements by approximately $9.1 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

If we do not have sufficient earnings or cash flows, we may be required to refinance all or part of our existing debt, sell assets, borrow money or sell securities, none of which we can guarantee we will be able to do.

The terms of our senior credit facility and the indentures may restrict our current and future operations, particularly our ability to respond to changes in our business or take certain actions.

Our senior credit facility and the indentures governing the notes contain, and any future indebtedness we incur would likely contain, a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our shareholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

In addition, our revolving credit facility requires us not to exceed a maximum senior secured leverage ratio at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A downturn in our business could cause us to fail to comply with the financial or other covenants in our senior credit facility or the indentures governing the notes.

A failure to comply with the covenants contained in our senior credit facility, the indentures governing the notes or our other existing indebtedness could result in an event of default under the facilities or the existing agreements which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations. In the event of any default under our senior credit facility, the indentures governing our notes or our other indebtedness, the lenders thereunder:

•	would not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable; or

•	could require us to apply all of our available cash to repay these borrowings.

If the indebtedness under our senior credit facility or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full and our lenders could foreclose on our assets. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms.

Changes in pricing or supply of silicon metal may adversely affect the results of our operations.

Our Silicones business is highly dependent upon access to silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. For example, there are only two significant silicon metal suppliers in North America. Silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the United States Department of Commerce and the International Trade Commission against producers of silicon metal in China, Russia and Brazil effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. In late 2006, the ITC revoked anti-dumping duties against Brazilian producers but this matter is currently under appeal. We cannot predict whether additional restrictions may be imposed in the future, which may result in reduced supply of silicon metal or further increases in silicon metal prices. We generally enter into one-year fixed-price contracts for the supply of silicon metal and cannot assure investors that we will be able to renew our current contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of silicon metal, the loss of a key source of supply or any delay in the supply of silicon metal could result in a material adverse effect on our business. See “—Recent or new regulations may increase our compliance costs and reduce our ability to compete in certain markets.”

Changes in the pricing, supply or regulation of intermediates such as siloxane may adversely affect the results of our operations.

Our Silicones business relies heavily on siloxane as an intermediate product. We manufacture approximately 85% of our siloxane requirements and purchase the remainder from ASM under an existing off-take agreement. There are a limited number of third-party siloxane providers, and the supply of siloxane is limited. If we were unable to produce enough siloxane to meet our requirements or if GE, GE Monomer (Holdings) Pte. Ltd. (formerly GETOS Singapore Pte. Ltd.), or ASM failed to perform under our off-take or long-term supply agreements to provide us with siloxane in Asia to meet our requirements, our results of operations could be adversely affected. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006 the Ministry of Commerce of the People’s Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. We cannot predict any future actions by China’s Ministry of Commerce or other government or regulatory bodies that may reduce the supply of siloxane or increase our costs, which may adversely affect the results of our operations.

Our Quartz division is dependent upon a particular type of sand currently available from a single source.

Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from one supplier, Unimin Corporation. We have entered into a contract with Unimin, which provides for sufficient sand to continue production and growth through 2010. The price we pay for quartz sand under this contract increases on a yearly basis. We cannot assure investors that we will be able to renew this contract on reasonable terms or at all. If Unimin breaches its supply contract with us, we would not be able to produce quartz on a cost-effective basis or at all, and our business could suffer a material adverse effect.

Rising energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.

Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. The costs of these resources can vary widely and unpredictably. Our energy costs represented approximately 8% of our total cost of sales for the fiscal year ended December 31, 2007 as well as in 2006 and 2005. Energy costs have risen significantly over the past several years due to the increase in the cost of oil and natural gas. Our operating expenses increased in 2007 and 2006 and will continue to increase if these costs continue to rise or do not return to historical levels. Rising energy costs may also increase our raw material costs. If we cannot pass these costs through to our customers, our profitability may decline. In addition, rising energy costs may also negatively affect our customers and the demand for our products.

As a global business, we are subject to risks associated with our non-U.S. operations that are not present in the United States.

We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are inherent risks in international operations due to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	exposure to possible expropriation or other government actions;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unsettled political conditions and possible terrorist attacks against American interests.

Our international operations expose us to different local political and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks of local customers and distributors. In addition, certain jurisdictions in which we operate may be politically unstable. We also operate in jurisdictions where our status as a United States company may expose us to increased risk of terrorist attacks, or to greater impact from the national and global military, diplomatic and financial response to any future attacks or other threats.

Some of our operations are located in regions with particular exposure to storms, floods, riots, fires, sabotage, terrorism, civil commotion or civil unrest, interference by civil or military authorities, acts of war (declared or undeclared) or armed hostilities or other national or international calamity, or failure of energy sources. Production efficiency prevents us from relocating such operations, and as a result any of the aforementioned occurrences could materially adversely affect our business.

In addition, intellectual property rights may be more difficult to enforce in non-U.S. countries.

Our overall success as a global business depends, in part, upon our ability to succeed in different economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could have a material adverse effect on our business financial condition and results of operations.

Our business is subject to foreign currency risk.

In 2007, approximately 73% of our revenues originated outside the United States compared to 64% in 2006. In our consolidated and combined financial statements, we translate our local currency financial results into U.S.

dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.

In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it records revenues. Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations. Since most of our indebtedness is denominated in U.S. dollars, a strengthening of the U.S. dollar could make it more difficult for us to repay our indebtedness.

We have various hedging and other programs in place to protect against adverse changes in the non-U.S. exchange markets to attempt to minimize potential adverse effects. We cannot ensure that these programs will be successful in protecting against these risks. Our results of operations could be materially adversely affected if the U.S. dollar strengthens against non-U.S. currencies and our protective strategies are not successful. Likewise, a strengthening dollar provides opportunities to source raw materials cheaper from foreign countries.

Apollo and GE (our “Sponsors”) control us and may have conflicts of interest with our investors or us in the future.

Our Sponsors, together with our management, beneficially own substantially all of the common equity of Holdings, which owns 100% of our common equity. As a result, our Sponsors control our ability to enter into any corporate transaction and can prevent any transaction that requires the approval of equity holders, regardless of whether or not other equity holders or the holders of our notes believe that any such transactions are beneficial to their interests. For example, our Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or senior to the senior subordinated notes or to sell revenue-generating assets, impairing our ability to make payments under the notes. Additionally, Apollo is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of the equity of Holdings, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions. Because our equity securities will not be registered under the securities laws of the United States or in any other jurisdiction and are not listed on any U.S. securities exchange, we are not subject to certain of the corporate governance requirements of U.S. securities authorities or to any corporate governance requirements of any U.S. securities exchanges.

We may be required to expend greater time and expense than other companies in dealing with our employees, some of whom are unionized, represented by works councils or subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2007, approximately 60% of our employees were unionized or represented by works councils that have collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. These employment rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including salaries and benefits. While we believe that we maintain good relationships with our employees and their representatives, a significant dispute could divert management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.

We cannot assure investors that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. A majority of the manufacturing personnel at our Waterford, New York; Pickering, Ontario; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in 2010. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.

Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have an adverse effect on our competitive advantage.

We rely on the patent, trademark, copyright and trade-secret laws of the United States and the countries where we do business to protect our intellectual property rights. Despite the protection afforded by these laws, we may be unable to prevent third parties from using our intellectual property without our authorization. The unauthorized use of our intellectual property could reduce any competitive advantage we have developed, reduce our market share or otherwise harm our business. In the event of unauthorized use of our intellectual property, litigation to protect or enforce our rights could be costly, and we may not prevail.

Although we have numerous issued and pending U.S. and non-U.S. patents, these patents, issued or pending, may not provide us with any competitive advantage and could be challenged by third parties. Our inability to secure issuance of our pending patent applications may limit our ability to protect the intellectual property rights these pending patent applications were intended to cover. Our competitors may attempt to design around our patents to avoid liability for infringement, and if successful our competitors could adversely affect our competitive advantage and market share. Moreover, the expiration of our patents may lead to increased competition.

We have obtained and applied for several U.S. and non-U.S. trademark registrations, and we will continue to evaluate the registration of additional trademarks and service marks where appropriate. Our pending trademark applications may not be approved by the responsible governmental authorities and, even if these trademark applications are granted, third parties may seek to oppose or otherwise challenge these trademark applications. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our products and their associated trademarks and impede our marketing efforts in those jurisdictions.

Where a product formulation or process is kept as a trade secret, third parties may independently develop or invent and patent products or processes identical to our trade-secret products or processes. This could have an adverse impact on our ability to make and sell products or use such processes and could potentially result in costly litigation in which we might not prevail.

Our production facilities are subject to operating hazards.

Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including exposure to hazardous substances, pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally, our operations in Leverkusen, Germany and Map Ta Phut, Thailand are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, at our facilities or adjacent third-party facilities, could have a material adverse effect on us. Moreover, while we believe that we have effective management systems and engineering controls in place at all of our production facilities to minimize risk, these systems and controls may not be successful in preventing all potential hazards and could fail to prevent personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, each of which could have a material adverse effect on our business.

We may be adversely affected by environmental, health, safety, production and product regulations or concerns.

Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations, including those governing emissions to air, discharges to waters, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, and employee health and safety matters. Compliance with environmental, health and safety laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. If we are unable to comply with environmental, health and safety laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. In addition, environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws or regulations. We therefore cannot assure investors that our costs of compliance with current and future environmental, health and safety requirements will not be material.

In addition, as an owner and operator of real property and a generator of hazardous waste, we may be subject to environmental cleanup liability, regardless of fault, pursuant to Superfund or analogous state or non-U.S. laws. Thus, we could incur substantial costs, including cleanup costs and costs arising from third-party property damage or personal injury claims, relating to environmental contamination at properties currently or formerly operated by us or at third-party sites at which wastes from our operations have been disposed. Contaminants have been discovered at some of our facilities. While we are not aware of any contaminated sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability.

Future chemical regulatory actions may decrease profitability.

Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Commission enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers, and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. Based on the results of the evaluation, the implementing agency will determine if the chemical should be further tested, regulated, restricted or banned from use in the European Union. When implemented, REACH may result in significant adverse market impacts on the Momentive chemical products sold, used, or distributed in the European Union. Momentive may also incur significant costs in complying with REACH. If we fail to comply with REACH or other similar laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.

Similarly, the Canadian government has announced an initiative to review certain chemical products for potential environmental, health, and safety impact. The list of products being reviewed includes several chemicals sold by Momentive. Momentive is part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit Momentive’s ability to sell the affected chemicals in Canada.

Recent or new regulations may increase our compliance costs and reduce our ability to compete in certain markets.

On October 4, 2006, President Bush signed a bill authorizing the Department of Homeland Security to regulate security at certain chemical facilities. Momentive’s U.S. chemical manufacturing facilities are subject to this law. Momentive has implemented a variety of security measures at its facilities. However, it is likely that one or more of Momentive’s facilities will be required to implement additional security measures to comply with the law. The cost of such new measures may be significant.

We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including siloxanes and silica. These programs are part of a program to review the environmental impacts, safety, and efficacy of our products. The test results are periodically reviewed by state, national, and international regulatory agencies, and there is some risk that regulations could be adopted in the future restricting the manufacture or use of our products.

Some of our pension plans are unfunded or underfunded.

We sponsor various pension plans worldwide. All of our non-U.S. defined benefit plans are underfunded, except for the German plans, which are unfunded. Our non-U.S. defined benefit pension plans are underfunded in the aggregate by approximately $69 million as of December 31, 2007, which has been recorded as a liability in the Company’s consolidated financial statements in accordance of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). In the future, if the performance of assets in the funded plans does not meet our expectations, our cash contributions for these plans could be higher than we expect.

We assumed certain pension obligations from GE for our U.S. employees of approximately $43.8 million. These obligations were unfunded as of December 31, 2007. We established our pension plan for U.S. employees in August 2007. The pension obligations assumed from GE and those arising from subsequent employee service will be administered under this plan. We made our initial contribution of $0.25 million in December 2007 and a contribution of $12.1 million in February 2008. We intend to meet the minimum funding requirements of approximately $25.3 million by September 2008.

We are dependent on certain of our key executives and our ability to attract and retain qualified employees.

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our chief executive officer and key members of our leadership team. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly research scientists, technical sales professionals and engineers. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business.

We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. Litigation based on environmental matters or exposure to hazardous substances in the workplace or from our products could result in significant liability for us.

We may be unable to achieve the cost savings that we expect to achieve from our strategic initiatives.

We have not yet realized all of the cost savings we expect to achieve as a result of our current strategic initiatives related to workforce restructuring, reduction of indirect costs and material productivity measures, and may not be able to realize such cost savings. For a more detailed description of these cost saving measures, see “Business—Our Strategy.” A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	higher than expected stand-alone overhead expenses;

•	delays in the anticipated timing of activities related to our cost-saving plan; and

•	other unexpected costs associated with operating the business.

If we fail to achieve and maintain effective internal controls, it could have a material adverse effect on our business in the future.

We are in the process of documenting and testing our internal control procedures in order to enable us to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a stand-alone basis in the future. As part of GE, we operated using GE’s internal control procedures. As a stand-alone entity, certain adjustments to our internal control procedures are required. This process may be time-consuming or costly. If we fail to achieve and maintain an effective internal control environment, it could have a material adverse effect on our business.

Risks Related to Our Separation from GE

Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.

Historically, we have marketed our products and services using the GE brand name and monogram, and we believe the association with GE has provided us with preferred status among our customers and employees due to GE’s globally recognized brands and perceived high-quality products and services.

GE and Holdings are parties to a trademark license agreement that granted us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights will extend for an initial term of seven years, with a one-time option that will allow us to renew the license for an additional five-year period, subject to certain terms and conditions. We also retained the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we will not be able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. See “Certain Relationships and Related Party Transactions.” While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business may still be disadvantaged in the future by the loss of association with the GE name.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we may experience increased costs.

Prior to the Acquisition, our business was principally operated as business units of GE, and GE performed many corporate functions for our operations, including managing financial and human resources systems, internal auditing, treasury services, select accounting functions, finance and tax administration, benefits administration, legal, regulatory and corporate branding functions.

GE and its subcontractors are currently providing support to us on a transitional basis with respect to certain of these functions, for which we pay GE a monthly fee. We may be unable to replace, in a timely manner or on comparable terms, the services or other assistance that GE previously provided or that GE and its subcontractors currently provide under the transition services agreement or the other commercial service agreements we have entered into with GE. Also, upon the expiration of the transition services agreement or other agreements, many of the services that are covered in these agreements will be provided internally or by unaffiliated third parties, and we may in some instances incur higher costs to obtain these services than we incurred under the agreements with GE. In addition, if GE and its subcontractors do not continue to perform the transition and other services that are called for under the transition services agreement and other commercial agreements, we may not be able to operate our business effectively, and our business may be materially adversely affected. See “Certain Relationships and Related Party Transactions.” In addition, GE recently divested the GE Plastics business unit to Saudi Basic Industries Corporation. This unit supported many of our transition services. The services and support have continued under the new ownership.

There may be an additional adverse operational impact on our business as a result of the significant management time and internal resources that need to be dedicated to further developing our internal support functions and stand-alone operations during the next few years. Such management time and internal resources would otherwise be available for other business initiatives and opportunities. Although there has not been any significant impact on our business to date, if we do not continue to develop adequate systems and business functions, or obtain them from other providers, we may not be able to operate the Company effectively, and our profitability may decline.

We may no longer be able to enjoy certain benefits of GE’s operating diversity and resources, including bargaining power with third parties.

While a part of GE, we were able to enjoy certain benefits of GE’s operating diversity, purchasing and borrowing leverage, available capital for investments and opportunities to pursue integrated strategies with GE’s other businesses, which benefits may no longer be available to us.

As a unit of GE, our business was able to benefit from GE’s substantial bargaining power in negotiating certain contracts or, in the case of GE contracts, from our affiliated relationships, which often resulted in terms that were more favorable, and in some cases substantially more favorable, than we would have obtained had we not been a part of GE. See “Certain Relationships and Related Party Transactions.” An inability to obtain favorable contract provisions in our contracts could materially adversely affect our business although there has been no significant impact on the financial results to date.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth our manufacturing facilities as of December 31, 2007:

Location	Real Property Interest	Segments in Which Property is Used
Americas
Waterford, NY	Owned	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Euless, TX	Owned	Silicones
Pickering, Canada	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Neth.	Leased	Silicones
Lostock, U.K.	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Bangalore, India	Leased	Silicones
Geestacht, Germany	Owned	Quartz

Asia Pacific
Nantong, China (2)	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Shanghai, China	Leased	Silicones
Shenzhen, China (1)	Owned	Silicones
Songjiang, China	Leased	Silicones
Kobe, Japan	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Owned	Quartz

(1)	51% owned by Momentive following the Acquisition. The remaining 49% is owned by a Chinese partner.
(2)	Currently under construction.

We believe that our property and equipment are well maintained, in good operating condition and adequate for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

Various claims, lawsuits and administrative proceedings are pending or threatened against us and our subsidiaries, arising from the ordinary course of business with respect to commercial, product liability, employee, environmental and toxic exposure matters. Historically, we have not faced any litigation matters or series of litigation matters that have had a material adverse impact on our business. In addition, we do not believe that there is any pending or threatened litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our business. We have a number of lawsuits pending against us alleging personal injury due to exposure to hazardous materials, many of which are multi-defendant lawsuits on behalf of large groups of plaintiffs. We have been indemnified by GE for any liability arising from any such lawsuits existing prior to the consummation of the Acquisition. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters, if they occur, could materially adversely affect our business and operations.

Environmental Matters

Our operations are subject to extensive environmental regulation at the federal, state and international level and our production facilities require operating permits that are subject to renewal or modification. Our operations also involve the use, handling, processing, storage, transportation and disposal of hazardous materials, and we may be exposed to the risk of claims for environmental remediation or restoration.

We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. We anticipate making substantial expenditures over the next four years to upgrade air emissions controls and wastewater treatment facilities at our Waterford and Sistersville facilities in order to comply with federal and state regulatory obligations. In addition, under the Federal Resource Conservation and Recovery Act (“RCRA”), we are required to maintain financial assurance sufficient to cover the costs of closure and post-closure care of permitted hazardous waste management units at the Waterford and Sistersville facilities and also payments to third parties for personal injury or property damage caused by accidental occurrences at the permitted hazardous waste units located at the Waterford or Sistersville facilities. These financial assurances have been provided by letters of credit in the following amounts: $18.8 million and $6.5 million for closure and post-closure care for the Waterford and the Sistersville facility, respectively; and $2 million (annual aggregate) and $6 million (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities, respectively. With the exception of these projects, we do not believe that compliance with environmental laws and regulations will require material capital expenditures. We are currently conducting investigations and/or cleanup of known or potential contamination at several of our facilities, and have been named as a potentially responsible party at several third party Superfund sites. Pursuant to the stock and asset purchase agreement, GE has agreed to indemnify us for liabilities associated with contamination at former properties and for liabilities associated with third-party waste disposal sites. GE has also agreed that if we suffer any losses that are the subject of an indemnification obligation under a third party contract with respect to which GE is an indemnitee, GE will pursue such indemnification on our behalf and provide us with any benefits received.

While we do not anticipate material costs relating to known or potential environmental contamination, the discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of current reserves and/or available indemnification.

We have been named as a defendant in a series of multi-defendant lawsuits based on our alleged involvement in the supply of allegedly hazardous materials. The plaintiffs seek damages for alleged personal injury resulting from exposure to various chemicals. These claims have not resulted in material judgments or settlements historically and we do not anticipate that these claims present any material risk to our business in the future. In addition, we have been indemnified by GE for any liability arising from any such claims existing prior to the consummation of the Acquisition. However, we cannot predict with certainty the outcome of any such claims or the involvement we might have in such matters in the future.

We are also subject to a variety of regulations relating to occupational health and safety and the production and handling of our products and raw materials. We do not believe that these regulatory requirements will have a material effect on capital expenditures, results of operations or competitive position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for any class of the common equity of the Company or Holdings.

Holders

The number of stockholders of record of the Company as of March 28, 2008 was 1. The number of stockholders of record of Holdings as of March 28, 2008 was 73.

Dividends

The Company has never declared or paid any cash dividends.

The payment of any cash dividend on our common stock is considered a restricted payment under our credit facilities and the indentures governing our notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including financial tests and the absence of any event of default.

Recent Sales of Unregistered Securities

During fiscal year 2007, pursuant to the Holdings 2007 Long-Term Incentive Plan, Holdings sold to certain of its directors and the directors, officers and employees of the Company approximately 82,350 shares of Holdings common stock at a price per share of $100, the fair market value of the stock determined in accordance with Long-Term Incentive Plan at the time of sale. These sales were deemed exempt from registration under the Securities Act in reliance on and in accordance with Rule 701, and in some cases, on Regulation D, in each case as promulgated under the Securities Act. All Holdings common stock purchased by the directors, officers and employees are subject to restrictions on transfer, repurchase rights and other limitations set forth in a securityholders agreement.

On December 21, 2007, pursuant to the Holdings 2007 Long-Term Incentive Plan, Holdings sold to a consultant to the Company 1,527 shares of Holdings Common Stock at a price per share of $131, the fair market value of the stock determined in accordance with the Long-Term Incentive Plan at the time of sale. The sale was deemed exempt from registration under the Securities Act in reliance on and in accordance with Rule 701 as promulgated under the Securities Act.

On December 21, 2007, Holdings issued to a service provider 1,527 shares of Holdings common stock valued at $131 per share as partial payment for services rendered in connection with executive recruitment. This issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated and combined financial data. The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined audited financial statements, as well as the other financial information included elsewhere herein.

The consolidated statement of operations data for the year ended December 31, 2007 and the period from December 4, 2006 to December 31, 2006; combined statement of operations data for the period from January 1, 2006 to December 3, 2006 and for the years ended December 31, 2005 and 2004; the consolidated balance sheet data as of December 31, 2007 and 2006; and the combined balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated and combined financial statements of Momentive Performance Materials Inc. and its predecessor GE Advanced Materials.

(Dollars in millions)	Successor		Predecessor	Combined Successor and Predecessor Year ended December 31, 2006 (1)	Predecessor
	Year Ended December 31, 2007	Period from
		December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006		Year Ended December 31,
					2005	2004
Statement of Operations Data:
Net sales	$2,537.8	$246.1	$2,168.0	$2,414.1	$2,341.9	$2,228.1
Cost of sales, excluding depreciation	1,653.1	185.2	1,397.6	1,582.8	1,429.6	1,397.2

Gross profit	884.7	60.9	770.4	831.3	912.3	830.9
Selling, general and administrative expenses	389.2	26.0	381.2	407.2	431.0	405.2
Depreciation and amortization expenses	294.6	26.9	153.4	180.3	186.3	182.1
Research and development expenses	78.6	7.4	72.8	80.2	72.2	65.5
In-process research and development	—	52.0	—	52.0	—	—
Restructuring and other costs	40.1	0.2	10.6	10.8	—	—
Operating Income (loss)	82.2	(51.6)	152.4	100.8	222.8	178.1
Other income (expenses)
Interest expense, net	(281.6)	(21.6)	(11.8)	(33.4)	(16.6)	(23.4)
Other income (expenses), net	(20.0)	0.0	(4.7)	(4.7)	(1.7)	(7.0)
Minority interests	(0.1)	(0.1)	(43.9)	(44.0)	(64.7)	(34.7)

Income (loss) before income taxes	(219.5)	(73.3)	92.0	18.7	139.8	113.0
Income taxes	34.8	(2.7)	58.3	55.6	65.5	45.6

Net income (loss)	$(254.3)	$(70.6)	$33.7	$(36.9)	$74.3	$67.4

Balance Sheet Data (at period end):
Cash and cash equivalents	$249.1	$198.0			$638.2	$492.6
Working capital (2)	589.2	744.1			724.0	678.9
Property and equipment, net	1,249.2	1,468.8			1,091.6	1,177.0
Total assets	4,447.2	4,418.2			3,436.1	3,412.7
Total debt (3)	3,078.1	2,972.6			91.1	62.9
Total shareholder's equity	318.6	576.8			2,174.7	2,238.8

Cash Flow Data:
Operating activities	$301.5	$100.6	$(201.2)	$(100.6)	$420.1	$263.7
Investing activities	(240.1)	(3,726.1)	(243.7)	(3,969.8)	(178.8)	(216.1)
Financing activities	22.8	3,799.0	39.7	3,838.7	(63.3)	149.1

Other Financial Data:
Capital expenditures	176.9	21.7	148.3	170.0	131.2	152.4
Maintenance capital expenditures (4)	56.2	8.3	54.8	63.1	63.3	51.8
Ratio of earnings to fixed charges (5)	0.3	(2.2)	1.9	1.1	2.4	2.1

(1)

For comparison purposes, the financial information for December 31, 2007, is presented on a consolidated basis; the year ended December 31, 2006, is presented on a combined basis, consisting of the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006. The Predecessor and Successor use different bases and accounting methods.

(2)	Working capital is defined as current assets net of current liabilities.
(3)	Total debt includes short-term borrowings, current installments of long-term debt, current installments of obligations under capital leases, long-term debt and obligations under capital leases.
(4)	Includes maintenance and environmental, health and safety capital expenditures, which amounts are also included in total capital expenditures.
(5)	For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expenses that management believes is representative of the interest component of rental expense. For the fiscal year ended December 31, 2007 and for the period from December 4, 2006 to December 31, 2006, earnings were insufficient to cover fixed charges and there was a deficiency of $219.5 million and $73.3 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the Transactions as well as the period from December 4, 2006 to December 31, 2006 and fiscal year ended December 31, 2007, which are subsequent to the Transactions. For comparison purposes, the results of operations and cash flows information for the year ended December 31, 2007 are presented on a consolidated basis; the results of operations and cash flows information for the year ended December 31, 2006, are presented on a combined basis, consisting of the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006. The Predecessor period does not reflect the impact of the Transaction. You should read the following discussion of our results of operations and financial condition with the audited consolidated and combined financial statements and related notes included elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”

Stand-Alone Company and Basis of Presentation

On December 3, 2006, the Momentive Group acquired GE Advanced Materials, an operating unit within the Industrial Segment of GE. The purchase price for GE Advanced Materials was approximately $3.78 billion, including purchase price adjustments paid in August 2007.

Because we did not operate as a standalone business prior to the Transactions, but instead as a division of GE, our historical combined financial information included herein for the predecessor periods presented has been derived from the historical consolidated financial statements of GE. We prepared this information based on certain assumptions and estimates that we believe are reasonable, including the costs charged to us by GE. This financial information may not, however, reflect what our results of operations, financial position and cash flows would have been if we had been a separate, standalone entity during the predecessor periods presented, or our future results of operations, financial position and cash flows.

For example, our historical financial statements presented herein include expenses for certain corporate services provided to us by GE, including:

•

General corporate assessments. Prior to the Acquisition, a significant portion of our selling, general and administrative expenses include costs attributable to services that had been performed by GE, or by third party providers made available to us by GE, and charged to us by GE in the form of periodic assessments. These costs were primarily related to corporate functions such as accounting, tax, treasury, payroll and benefits administration, risk management, legal, and information management and technology. The expenses of the corporate services provided to us by GE or by these third party providers were historically allocated to us based on various methods, including direct consumption, percent of operating costs and number of employees. Expenses for such corporate services included in our selling, general and administrative expenses totaled $57.6 million and $62.5 million for the period January 1, 2006 through December 3, 2006 and for the year ended December 31, 2005, respectively. We were also historically charged for use of certain of GE’s research and development facilities and capabilities, which were included in research and development expense. Since the close of the Transactions, we have been in a period of transition during which many of these services continue to be provided by GE and the successor to GE’s Plastics business pursuant to a transition services agreement. See “Transition Services Agreement” in Item 13, “Certain Relationships and Related Transactions, and Director Independence.” During this transition period, we will pay GE for the provision of some of these services.

Following the transition period, we expect to obtain the services historically provided by GE from our internal operations or third-party service providers at a cost savings of approximately $15.7 million per year.

•

Employee benefits and incentives allocation. Our costs include certain GE administered benefits programs for U.S. employees and global management incentives for employees. We are providing similar benefit programs for U.S. employees effective January 29, 2007.

•

Interest expense and debt service costs. The interest expense associated with any financing has historically been allocated to us by GE based on specifically identified borrowings and has been included in our historical statements of operations.

In addition, for the predecessor periods presented, our business was included in the consolidated income tax returns of GE. In the historical financial statements included herein, income taxes (benefits) have been presented based on a calculation of the income tax (benefit) that would have been generated if we had operated as a separate taxpayer. Accordingly, our historical income tax expense (benefit) may not necessarily reflect and may differ materially from what our income tax expense (benefit) and cash tax payments would have been, or will be, as a standalone entity.

Components of Our Financial Presentation

Sales. Our sales consist of our total sales net of rebates, discounts and allowances, and are affected by changes in the price of our products and the quantity of product sold to our customers. Sales volume growth is primarily a function of the pace of macroeconomic growth, expansion into new and growing regions and introduction of new products or new applications. Our ability to successfully introduce new products is driven by the unique properties of our materials and is dependent on our research and development efforts. Decreases in the volume of products sold does not necessarily result in a reduction in overall sales due to our strategy of shifting production to higher priced products as we manage and optimize our product mix.

Our Silicones business has a diversified revenue base across a variety of end-markets, reducing our vulnerability to macroeconomic trends. Furthermore, our Silicones products are often used in niche applications that represent a small portion of our customers’ material costs. Our Quartz business is more directly affected by the growth of a small number of industries and generally follows trends in those industries.

We have a global sales presence with 33%, 37% and 30% of our 2007 revenues compared to 41%, 32% and 27% of our 2006 revenue generated in the Americas, Europe and Asia, respectively. The diversity of the customer base coupled with our strategy of growing our sales of high value specialty products enhances the stability of our revenues. With respect to the Silicones business, over time, we have migrated our product mix towards more specialty formulations, which tend to be somewhat insulated from economic downturns. With respect to our Quartz business, selling prices are relatively stable due to the high value, technology content of our applications.

Cost of Sales. The principal components of our cost of sales are raw materials, labor and energy costs. The cost of silicon metal comprises approximately 21% of our total raw material costs. We expect silicon metal prices to increase in 2008 driven by the cost of energy, the capacity of our suppliers and by government regulation in certain geographies. Methanol comprises approximately 10% of our total raw material costs in our Silicones’ manufacturing processes. Although the price of methanol has recently been at an all time high, we expect prices to decline due to a reduction in demand, most notably in construction which uses a methanol by-product, formaldehyde, in the manufacture of plywood and particle board. We believe improved supply from existing factories and the start up of 2 new global methanol plants later in 2008 may also create downward price pressure. Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from primarily one supplier, Unimin Corporation. The price we pay for quartz sand under our contract with Unimin has been increasing on a yearly basis. Because Unimin controls more than 90% of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have been approximately 5-10% per year. Our other primary raw material inputs range from platinum to hydrochloric acid with no other single raw material accounting for a material portion of our total raw material costs.

The other significant components of our cost of sales are labor (which includes wages, salary, and benefit expenses attributable to our plant personnel) and energy. Our labor costs are primarily driven by resource levels and local wage structures along with inflation and represent approximately 12% of our cost of sales. Plant employees at a non-managerial level are primarily unionized or represented by work councils. Energy costs include the cost of natural gas and electricity that are used to convert raw materials to finished goods in our production processes.

We have successfully completed and continue to pursue various cost reduction initiatives focused on the efficiency of our production processes and control of labor costs. Examples of cost reduction projects include: energy conservation, yield improvements, sourcing through low cost countries, overtime reduction, and other labor efficiency.

After giving effect to the Acquisition, our cost of sales as a percentage of sales increased as a result of the purchase accounting treatment of the Acquisition. Under the purchase accounting, we adjusted the value of our assets (including the inventory we acquired) and liabilities at the date of the Acquisition to their respective estimated fair values. As a result of these adjustments to our asset bases, following the Acquisition, our costs of sales increased by such non-cash increase in our asset bases. However, this increase did not have a cash impact and did not affect our cost of sales for any inventory produced after the Acquisition.

Selling, General and Administrative Expenses. The principal components of our selling, general and administrative expenses are wages and benefits for salaried personnel around the world relating to a variety of functions, other than research and development. Selling, general and administrative expenses include (1) commercial, marketing, advertising, administration, travel and entertainment expenses and (2) depreciation and amortization of property, plant and equipment. Up to December 3, 2006, selling, general and administrative expenses have also included a portion of the costs that have been allocated to us for corporate services provided by GE. These costs represented 10% of our total selling, general and administrative expenses in 2006. Selling, general and administrative expenses also include payments we make in connection with many of the transition services that GE provides us under the transition services agreement. See “Transition Services Agreement” in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Research and Development Expenses. In 2007 and 2006, we have spent an amount equal to approximately 3% of prior year’s revenues on research and development, respectively. Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we expect will lead to new products.

Other Income (Expense). Other income (expense) includes interest income and expense, realized and unrealized losses on foreign currency forward contracts and expense attributable to minority interest. Prior to the Transactions, as a part of GE, we partially funded our operations through inter-company loans from GE and a limited amount of third-party indebtedness. Since the completion of the Transactions, we have a significant amount of third-party indebtedness and substantial debt service requirements that has resulted in significantly higher interest expense.

Currency Exchange Rates. A significant portion of our revenues and expenses are denominated in non-U.S. currencies. Revenues and expenses are translated using rates of exchange in effect during the period. Unrecognized gains and losses from currency translation are included in shareholder’s equity.

Critical Accounting Policies

Our principal accounting policies are described under the Notes to the consolidated and combined financial statements-Summary of significant accounting policies included in Exhibit 1 herein. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment in our balance sheet as of December 31, 2007 reflects the allocation of fair value as of the date of our Acquisition. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation expense on property and equipment is calculated using (i) the straight-line method during the year ended December 31, 2007 and the period from December 4, 2006 through December 31, 2006, and (ii) accelerated methods based on a sum of the years digits formula during the period from January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets.

Impairment of Long-Lived Assets. Long-lived assets such as property and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. The impairment charge is the amount by which the carrying amount of the asset exceeds the fair value of the asset. For purposes of recognition and measurement of an impairment loss, assets are grouped by major product line, as this is the level at which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets, reported at the lower of their carrying amount or fair value less costs to sell, and no longer depreciated. There has been no impairment charges recorded for the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets. Our intangible assets with estimable useful lives of up to 20 years are amortized using the straight-line method. Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment annually. An impairment charge is recognized whenever events or changes in circumstances indicate that the carrying amount of the goodwill or intangible assets may not be recoverable.

Income Taxes. Our domestic operations were included in GE’s consolidated U.S. and certain state and local tax returns through December 3, 2006 and have been aggregated for purposes of our combined financial statements as if we were filing a separate consolidated U.S. tax return. GE also filed non-U.S. income tax returns for certain of our foreign operations. The tax provision for all operations has been prepared on a standalone basis, as if we were a separate group of companies under common ownership. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. Deferred tax assets are subject to valuation allowances based upon management’s estimates of realizability.

Derivative Instruments and Hedging Activities. We are exposed to the impact of market fluctuations of the price of platinum, natural gas and electricity, as well as currency exchange risks of our business operations. To manage our risks, we use derivative instruments to hedge activities that are conducted by us. We apply strict policies to manage each of these risks including prohibitions on derivatives trading, derivatives market making, or other speculative activities. All derivative instruments are recorded on our consolidated balance sheets at their respective fair values, and changes in the fair value are recognized immediately in income, unless the derivatives qualify as hedges of cash flows. We use internal valuation models that incorporate market-based information to value derivative contracts that are not exchange-traded instruments. Derivative contracts representing unrealized gain positions and purchased options are recorded as assets. Derivative contracts representing unrealized losses and options sold are recorded as liabilities.

Results of Operations

For comparison purposes, the results of operations for the year ended December 31, 2007 are presented on a consolidated basis; the result of operations for the year December 31, 2006 are presented on a combined basis, consisting of the historical results of operations for the predecessor period, from January 1, 2006 to December 3, 2006, and the results of operations for the successor period, from December 4, 2006 to December 31, 2006. A split presentation of an annual period is required under GAAP when a change in accounting basis occurs. Consequently, the combined presentation for 2006 is not a recognized presentation under GAAP. Accounting for an acquisition requires that the historical carrying values of assets acquired and liabilities assumed be adjusted to fair value. A resulting higher cost basis associated with the allocation of the purchase price impacts post-acquisition period results, which impacts period-to-period comparisons. We believe a discussion of the separate periods presented for the year ended December 31, 2006 in our consolidated statements of operations may impede understanding of our operating performance. We believe that the impact of the Acquisition on the 28-day Successor period does not materially affect the comparison of the annual periods and, accordingly, we have prepared the discussion of our results of operations by comparing the years ended December 31, 2007, 2006 and 2005 without regard to the differentiation between Predecessor and Successor results of operations for the Predecessor period from January 1, 2006 to December 3, 2006 and the Successor period from December 4, 2006 to December 31, 2006.

The following table sets forth certain historical consolidated and combined financial information, in both dollar and percentages of net sales, for the Successor period for the year ended December 31, 2007, the combined Successor and Predecessor periods for the year ended December 31, 2006, and the Predecessor period for the year ended December 31, 2005:

	Successor		Successor		Predecessor		Combined Predecessor and Successor Year Ended December 31, 2006		Predecessor
	Year Ended December 31, 2007		December 4, 2006 to December 31, 2006		January 1, 2006 to December 3, 2006				Year Ended December 31, 2005
	(dollars in millions)
Net sales	$2,537.8	100.0%	$246.1	100.0%	$2,168.0	100.0%	$2,414.1	100.0%	$2,341.9	100.0%
Cost of sales, excluding depreciation	1,653.1	65.1%	185.2	75.3%	1,397.6	64.5%	1,582.8	65.6%	1,429.6	61.0%

Gross profit	884.7	34.9%	60.9	24.7%	770.4	35.5%	831.3	34.4%	912.3	39.0%
Selling, general and administrative expenses	683.8	26.9%	52.9	21.5%	534.6	24.7%	587.5	24.3%	617.3	26.4%
Research and development expenses	78.6	3.1%	7.4	3.0%	72.8	3.4%	80.2	3.3%	72.2	3.1%
In-process research and development	—	—%	52.0	21.1%	—	—%	52.0	2.2%	—	—
Restructuring and other costs	40.1	1.6%	0.2	0.1%	10.6	0.5%	10.8	0.4%	—	—

Operating income (loss)	82.2	3.2%	(51.6)	(21.0)%	152.4	7.0%	100.8	4.2%	222.8	9.5%
Other income (expenses)
Interest expense, net	(281.6)	(11.1)%	(21.6)	(8.8)%	(11.8)	(0.5)%	(33.4)	(1.4)%	(16.6)	(0.7)%
Other income (expense), net	(20.0)	(0.8)%	—	—	(4.7)	(0.2)%	(4.7)	(0.2)%	(1.7)	(0.1)%
Minority interests	(0.1)	—	(0.1)	—	(43.9)	(2.0)%	(44.0)	(1.8)%	(64.7)	(2.8)%

Income (loss) before income taxes	(219.5)	(8.6)%	(73.3)	(29.8)%	92.0	4.2%	18.7	0.8%	139.8	6.0%
Income taxes	34.8	1.4%	(2.7)	(1.1)%	58.3	2.7%	55.6	2.3%	65.5	2.8%

Net income (loss)	$(254.3)	(10.0)%	$(70.6)	(28.7)%	$33.7	1.6%	$(36.9)	(1.5)%	$74.3	3.2%

Net Sales by Segment
Silicones	$2,264.3	89.2%	$219.2	89.1%	$1,925.7	88.8%	2,144.9	88.8%	$2,094.5	89.4%
Quartz	273.5	10.8%	26.9	10.9%	242.3	11.2%	269.2	11.2%	247.4	10.6%

Total	$2,537.8	100.0%	$246.1	100.0%	$2,168.0	100.0%	$2,414.1	100.0%	$2,341.9	100.0%

Year Ended December 31, 2007 Compared to Combined Predecessor and Successor Year Ended December 31, 2006

Net Sales. Net sales in the fiscal year ended December 31, 2007 were $2,537.8 million, compared to $2,414.1 million for the same period in 2006, an increase of 5.1%. The increase was primarily due to an increase in sales volume of 1.7%, an increase in selling prices, and exchange rate fluctuations of 2.6%.

Net sales for our Silicones segment in the fiscal year ended December 31, 2007 were $2,264.3 million, compared to $2,144.9 million for the same period in 2006, an increase of 5.6%. The increase was primarily due to higher sales volume of 1.9%, an increase in selling prices, and exchange rate fluctuations of 2.9%.

Net sales for our Quartz segment in the fiscal year ended December 31, 2007 were $273.5 million, compared to $269.2 million for the same period in 2006, an increase of 1.6%. The increase was primarily due to an increase in selling prices and favorable exchange rates, partially offset by lower semiconductor related sales volume.

Cost of Sales. Cost of sales in the fiscal year ended December 31, 2007 were $1,653.1 million, compared to $1,582.8 million for the same period in 2006, an increase of 4.4%. The increase was primarily due to higher raw material, energy and labor costs. In addition, cost of sales was impacted by the sales volume noted above, unfavorable exchange rates and the reversal of purchase accounting step-up related to inventory of $27.7 million in 2007 compared to $34.4 million in 2006.

Gross Profit. Gross profit in the fiscal year ended December 31, 2007 was $884.7 million compared to $831.3 million for the same period in 2006, an increase of 6.4%. The increase was primarily due to effects described above in net sales and cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2007 were $683.8 million, compared to $587.5 million for the same period in 2006, an increase of 16.4%. The increase was primarily due to additional depreciation and amortization expense of $96.0 million associated with the purchase accounting step-up of property, equipment and amortizable intangible assets.

Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2007 were $78.6 million, compared to $80.2 million for the same period in 2006, a decrease of 2.0%. The decrease was primarily due to the timing of program expenditures.

Restructuring and Other Costs. Restructuring and other costs in the fiscal year ended December 31, 2007 were $40.1 million, compared to $10.8 million for the same period in 2006. For the fiscal year ended December 31, 2007, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $6.0 million and other services (primarily retention, benefit payments, consulting and other services) of $34.1 million. For the fiscal year ended December 31, 2006, these costs were related to severance costs for the transfer of production to a new facility and the European sales force reorganization.

Interest Expense, Net. Interest expense, net for the fiscal year ended December 31, 2007 was $281.6 million, compared to $33.4 million for the same period in 2006. The increase was primarily due to our indebtedness issued for the purpose of consummating our Acquisition.

Other Income (Expense), Net. Other expense in the fiscal year ended December 31, 2007 was $20.0 million, compared to $4.7 million for the same period in 2006. The increase in other expense was primarily due to an unrealized loss of $17.8 million associated with foreign currency forward contracts.

Income Taxes. Income taxes decreased to $34.8 million for the year ended December 31, 2007 (successor period) compared to $55.6 million (successor and predecessor periods) for the fiscal year ended December 31, 2006. The overall decrease in income taxes is primarily attributable to a change in the amount of profit and loss before tax earned, tax rate changes in certain jurisdictions, the maintenance of a valuation allowance against the Company’s net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences.

The Company’s effective income tax rate for the successor periods decreased to -15.85% for the year ended December 31, 2007 from 3.67% for the short-period December 4, 2006 through December 31, 2006. The overall decrease is primarily due to a change in the amount of profit and loss before tax earned, tax rate changes in certain jurisdictions, the maintenance of a valuation allowance against the Company’s net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences.

The valuation allowance, which relates principally to U.S. deferred tax assets was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

Net Loss. Net loss in the fiscal year ended December 31, 2007 was $254.3 million, compared to net loss of $36.9 million for the same period in 2006. The decrease was a result of the effects described above.

Combined Predecessor and Successor Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Net sales in the fiscal year ended December 31, 2006 were $2,414.1 million, compared to $2,341.9 million for the same period in 2005, an increase of 3.1%. The increase was due to an increase in sales volume of 4.7%, partially offset by unfavorable exchange rates fluctuations of 0.9% and a modest decrease in selling prices.

Net sales for our Silicones segment in the fiscal year ended December 31, 2006 were $2,144.9 million, compared to $2,094.5 million for the same period in 2005, an increase of 2.4%. The increase was primarily due to increased sales volume of 4.3% as a result of specialty product sales growth in substantially all of our geographic markets, partially offset by unfavorable exchange rate fluctuations of 0.9% and a modest decrease in selling prices of our commodity products sold in Asia and Europe.

Net sales for our Quartz segment in the fiscal year ended December 31, 2006 were $269.2 million, compared to $247.4 million for the same period in 2005, an increase of 8.8%. The increase was primarily due to an increase in sales volume for semiconductor related products as a result of customer capacity expansions.

Cost of Sales. Cost of sales in the fiscal year ended December 31, 2006 were $1,582.8 million, compared to $1,429.6 million for the same period in 2005, an increase of 10.7%. The increase was due to sales volume, higher costs of raw materials and energy, and increased labor costs. Additionally, we recorded a $34.4 million charge to cost of sales during December 2006 resulting from the sale of inventory that had been revalued to fair value in the purchase accounting at the date of the Acquisition.

Gross Profit. Gross profit in the fiscal year ended December 31, 2006 was $831.3 million, compared to $912.3 million, a decrease of 8.9%. The decrease is primarily due to the effects described above in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2006 were $587.5 million, compared to $617.3 million for the same period in 2005, a decrease of 4.8%. The decrease was primarily due to the deconsolidation of GE Bayer Specialties S.r.l. (or “OSI Italy”) in May 2006, which was fully consolidated in 2005 along with cost reduction initiatives. This decrease was partially offset by the impact of $10.8 million in additional amortization and depreciation expense recorded during December 2006 resulting from the fair market valuation of intangible assets and property and equipment in the purchase accounting at the date of Acquisition.

Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2006 were $80.2 million, compared to $72.2 million for the same period in 2005, an increase of 11.1%. The increase was primarily due to increased expenditures related to the development of new products and platforms.

In-Process Research and Development. In-process research and development in the fiscal year ended December 31, 2006 was $52.0 million due to the purchase accounting write-off as a result of the Acquisition.

Restructuring and Other Costs. Restructuring and other costs were $10.8 million in the fiscal year ended December 31, 2006. These costs were related to severance costs for the transfer of production to a new facility and the European sales force reorganization.

Interest expense, Net. Interest expense, net in the fiscal year ended December 31, 2006 was $33.4 million, compared to $16.6 million for the same period in 2005, an increase of 101.2%. The increase was primarily due to our indebtedness issued for the purpose of consummating our Acquisition.

Income taxes. Income taxes were $55.6 million in the fiscal year ended December 31, 2006, compared to $65.5 million for the fiscal year ended December 31, 2005. The effective income tax rate increased in the successor period in 2006 compared to 2005. The increase was primarily due to the maintenance of full valuation allowances against most of our net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets was established and maintained based on our assessment that the net deferred tax assets will not be fully realized.

Net income (Loss). Net loss in the fiscal year ended December 31, 2006 was $36.9 million, compared to net income of $74.3 million for the same period in 2005. The decrease was a result of the effects described above.

Liquidity and Capital Resources

	Successor		Predecessor	Combined Predecessor and Successor for the year ended December 31, 2006	Predecessor
	Year ended December 31, 2007	Period from			Year ended December 31, 2005
		December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006
Cash provided by (used in) operating activities	$301.5	$100.6	$(201.2)	$(100.6)	$420.1
Cash used in investing activities	(240.1)	(3,726.1)	(243.7)	(3,969.8)	(178.8)
Cash provided by (used in) financing activities	22.8	3,799.0	39.7	3,838.7	(63.3)
Increase (decrease) in cash and cash equivalents	84.2	173.5	(405.2)	(231.7)	178.0

Operating Activities. Cash provided by operating activities in the fiscal year ended December 31, 2007 was $301.5 million, compared to $100.6 million cash used and $420.1 million cash provided for the same period in 2006 and 2005, respectively. Cash generated from operating activities in 2007 of $301.5 million was primarily due to reductions in working capital. Cash used by operating activities in 2006 of $100.6 million was primarily due to the unwind of a receivables securitization program prior to the Acquisition. Cash provided by operating activities in 2005 of $420.1 million was primarily due to an increase in trade payables due to the extension of payment terms with certain suppliers, increase in accrued income taxes, higher levels of receivables monetization and increased earnings from operations.

Investing Activities. Cash used in investing activities in the fiscal year ended December 31, 2007 was $240.1 million, compared to $3,969.8 million and $178.8 million for the same period in 2006 and 2005, respectively. Cash used in investing activities in 2007 included planned capital expenditures including expenditures in connection with becoming a stand-alone company and a payment to GE of $62.0 million related to the finalization of the purchase price. Cash used in investing activities in 2006 was primarily due to cash used to complete the Acquisition of $3,704.4 million along with planned capital expenditures for plant and equipment. For 2005, cash used in investing activities was primarily due to capital expenditures for plant and equipment including a plant expansion in Thailand.

Financing Activities. Cash provided by financing activities was $22.8 million in the fiscal year ended December 31, 2007, compared to $3,838.7 million cash provided and $63.3 million cash used for the same period in 2006 and 2005, respectively. Cash provided by financing activities in 2007 was primarily due to borrowings for our Nantong, China facility and cash received from our China Siloxane joint venture, partially offset by term loan principal repayments. Cash provided by financing activities in 2006 included proceeds from the issuance of debt of approximately $3,023.9 million, the equity contribution of Holdings of $903.5 million and net transfers to GE of $101.6 million. These proceeds were partially offset by deferred financing costs of $78.2 million, principal repayment on debt of $50.0 million and dividend payments to joint venture partners of $63.7 million. Cash used in financing activities in 2005 included $2.7 million of dividends paid, net transfer to GE of $89.0 million and principal repayments of $4.7 million on short-term debt and capital leases, partially offset by proceeds from long-term borrowings of $33.0 million.

Liquidity. Our primary sources of liquidity are cash flow from operations and funds available under a senior credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service. We incurred substantial indebtedness in connection with the Acquisition.

We had $3,073.3 million of indebtedness, including obligations under capital leases of $0.3 million, at December 31, 2007. Accordingly, we have significant debt service obligations.

Our senior credit facility at December 31, 2007 consists of two term loans in an aggregate principal amount of approximately $1,093.2 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.7 million synthetic letter of credit facility. One of our term loans is denominated in euros. The outstanding letters of credit under the revolving credit facility at December 31, 2007 were $34.6 million, leaving unused borrowing capacity of $265.4 million. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2007 were $24.5 million. There were no outstanding borrowings and $3.3 million of letters of credit issued under the revolving credit facility at December 31, 2006.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.8 million (depending on exchange rates), 0.25% of the original principal amounts. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) beginning with the second half of the fiscal year ending December 31, 2007, 50% (which percentage may be reduced to certain levels upon the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement; (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). As a result of our obligation to prepay the terms loans depending on our excess cash flow described above, we prepaid approximately $14.4 million of our term loans on March 28, 2008. This prepayment eliminates our obligation to make required quarterly principal repayments through the first quarter of 2009 and reduces our required quarterly principal payment due on June 30, 2009.

We have issued $765.0 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €275.0 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $300.0 million in aggregate principal amount of 10 1/ 8%/10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $500.0 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are four separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

The Senior Notes, which are unsecured senior obligations of the Company, mature in 2014. The portion of the Senior Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9 3/4% and 9%, respectively, payable semiannually to holders of record.

The Senior Toggle Notes, which are unsecured senior obligations of the Company, mature in 2014 and interest on the Senior Toggle Notes is payable semiannually to holders of record. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK

Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we will make all interest payments on the Senior Toggle Notes entirely in cash. Cash Interest on the Senior Toggle Notes accrues at a rate of 10 1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/8% per annum.

The Senior Subordinated Notes, which are unsecured senior subordinated obligations of the Company, mature in 2016. Each Senior Subordinated Note bears interest at 11 1/2% per annum, payable semiannually to holders of record.

Our senior credit facility contains various restrictive covenants that prohibit us from prepaying other indebtedness, including the notes issued, and if there are any borrowers under the revolving credit agreement (or outstanding letters of credit that have not been cash collateralized) requires us to maintain a specified net first-lien secured indebtedness to Adjusted EBITDA ratio. See “—Covenant Compliance” below. In addition, our senior credit facility and notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to significant exceptions.

In connection with our separation from GE, we are incurring costs associated with personnel recruitment, consulting services and IT infrastructure so that we can operate the Company on a stand-alone basis. GE funded a portion of these anticipated costs in connection with the Acquisition. These separation costs, expected to be incurred through year-end 2008, may offset some or all of the positive cash impact we currently expect to realize over the course of the transition period.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure investors, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes issued, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure investors that we will be able to refinance any of our indebtedness, including our senior credit facility and the notes issued, on commercially reasonable terms or at all.

Effect of Inflation

While inflationary increases in certain input costs, such as methanol, silicon metal, natural gas and wages, have impacted our operating results during the last three years, the overall effect on our operating results has been offset by increased selling prices and cost reduction actions. We cannot assure investors, however, that we will not be adversely affected by general inflation in the future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than letters of credit disclosed in Note 9 and operating leases disclosed in Note 14 of the Notes to our Consolidated and Combined Financial Statements.

Seasonality

We do not experience significant seasonality of demand, although sales are generally slightly higher during the second and fourth quarters due to increased industrial activity.

Contractual Obligations and Commitments

The following table reflects certain of our contractual obligations and commitments as of December 31, 2007, and the period in which such contractual obligations come due. The table below does not include pension liabilities or deferred tax liabilities.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt (1)	$3,072.8	14.7	25.3	31.3	3,001.5
Interest on long term debt (2)	2,450.1	262.6	522.0	519.5	1,146.0
Operating leases	71.7	21.2	25.1	11.2	14.2
Capital leases	0.3	0.3	—	—	—
Purchase obligations (3)	2,037.6	167.8	317.1	231.0	1,321.7

	$7,632.5	466.6	889.5	793.0	5,483.4

(1)	Long-term debt includes portions of the term loan and senior notes that are denominated in euros.

(2)	Interest on long-term debt consists of interest on the fixed rate Senior Notes, the Senior Toggle Notes, the Senior Subordinated Notes and the term loans until the debt maturity date. Variable rate interest is calculated using a LIBOR value of 4.875% for the term loan denominated in U.S. dollars and 4.166% for the term loan denominated in Euros under the senior secured credit facility at December 31, 2007.

(3)	Purchase obligations include our unconditional purchase obligations, which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and delivery dates. Purchase obligations include existing agreements to purchase siloxane and silica and are based upon the applicable purchase price at December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combination by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008 and should be applied to business combinations occurring after the effective date. We do not expect the adoption of the SFAS 141R will have any material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (SFAS 160), which required noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and should be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not expect the adoption of the SFAS 160 will have any material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We do not intend to adopt the elective fair value measurement provisions of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and financial liabilities and November 15, 2008 for non-financial assets and non-financial liabilities and interim periods within those fiscal years. We are in the process of evaluating this guidance and do not expect SFAS 157 will have a material impact on the financial statements upon adoption.

Covenant Compliance

Certain covenants contained in the credit agreement governing our credit facilities and the indentures governing the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (i) require the maintenance of a net first-lien secured indebtedness to Adjusted EBITDA ratio and/or (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet certain financial tests. For example, the indenture covenants restrict our ability to incur additional indebtedness unless we are able to comply, on a pro forma basis, with an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Inability to comply with such covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. We are in compliance with our covenant requirements at December 31, 2007.

Financial Measures that Supplement GAAP

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for unusual items and other pro forma adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. However, EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA or Adjusted EBITDA, which are non-GAAP financial measures, as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

				Successor	Predecessor	Combined Successor and Predecessor Year ended December 31, 2006	Predecessor
				Period from
			Year Ended December 31, 2007	December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006		Year Ended December 31, 2005
				(dollars in millions)
Net income (loss)			$(254.3)	$(70.6)	$33.7	$(36.9)	$74.3
Interest expense, net			281.6	21.6	11.8	33.4	16.6
Income taxes			34.8	(2.7)	58.3	55.6	65.5
Depreciation and amortization			294.6	27.0	153.4	180.4	186.3

EBITDA			$356.7	$(24.7)	$257.2	$232.5	$342.7

Minority interest	(a	)	$0.1	$—	$49.8	49.8	$63.4
Non Cash, Purchase accounting effects	(b	)	29.2	86.4	—	86.4	—
Stand-alone savings—assessment	(c	)	2.5	(1.4)	17.1	15.7	14.4
U.S. benefit plan savings	(d	)	—	0.3	3.7	4.0	2.8
Cost savings—new initiatives	(e	)	1.9	0.6	6.8	7.4	—
Restructuring and other costs	(f	)	40.1	0.2	10.6	10.8	0.5
Transaction and initial costs	(g	)	16.5	3.6	17.6	21.2	(6.6)

Adjusted EBITDA			$447.0	$65.0	$362.8	$427.8	$417.2

(a)	Reflects the elimination of minority interests resulting from the Shenzhen joint venture for the year ended December 31, 2007; the acquisition of the partner interest in joint ventures with Toshiba and Bayer of $63.4 million for year ended December 31, 2005 and $44.9 million for December 31, 2006 and the consolidation of OSi Italy from May 2006 to December 3, 2006.
(b)	For the years ended December 31, 2007 and December 31, 2006, non-cash charges of $23.4 million and $34.4 million, respectively, resulting from the sales of inventories revalued at fair value through purchase accounting. For the year ended December 31, 2007, non-cash charges also included the amortization of $5.8 million, resulting from purchase accounting adjustments. For the year ended December 31, 2006, represents non-cash charges outlined above and $52 million of in-process research and development.
(c)	For the predecessor period during the year ended December 31, 2006, represents pro-forma stand-alone cost savings for functions and services previously provided by GE. These services were historically billed to us through an assessment and related to services such as IT, finance, treasury, operations, research and development, insurance, legal, and human resources. The assessment was $62.6 million for 2006. These assessments were discontinued at the time of the Acquisition. For the year ended December 31, 2007, reflects normalized overhead of $44.0 million offset by transition services with GE of $14.4 million and stand-alone costs incurred of $32.1 million.
(d)	Represents savings related to our U.S. benefit plans as compared to the cost historically billed directly to us by GE.
(e)	Represents estimated cost savings from initiatives which have been implemented by management, including headcount reductions, reduction in number of legal entities, and consolidation of warehouses and offices.
(f)	Relates primarily to restructuring and start up costs.
(g)	For the year December 31, 2007 represents (i) impacts of management’s inventory optimization efforts; (ii) non-cash mark to market revaluation of foreign exchange contracts and gains or losses on revaluations of foreign debt; (iii) a management fee to Apollo, and (iv) other transition one time costs. For the fiscal year ended December 31, 2006 represents (i) non-cash charges of $14.9 million that will not repeat including inventory reserves; (ii) other consulting fees and services of $3.6 million, and (iii) the discontinuation of royalty payments to Toshiba of $2.7 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of changes in interest rates, currency exchange rates or commodity prices that would adversely affect the value of our financial assets and liabilities or future cash flows and earnings. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest Rate Risk. We have issued fixed and variable-rate debt to finance the Acquisition and will be subject to the variations in interest rates in respect of our floating-rate debt. Borrowings under our senior credit facility accrue interest at variable rates. In March 2008, however, we entered into an interest rate swap agreement with a notional amount of $185 million to protect a portion of our variable rate term loan debt under our senior credit facility from interest rate volatility. Pursuant to the swap agreement, which has a term of two years and became effective on March 28, 2008, we agreed to a pay a fixed rate charge on the notional amount in exchange for receiving floating payments based on one-month LIBOR on the same amount. Assuming our term loans are funded entirely in U.S. dollars and taking into consideration the above interest rate swap, a 100-basis-point increase in LIBOR on our debt balances outstanding as of December 31, 2007 under our senior credit facility (including our synthetic letter of credit facility) would increase our annual interest expense by $9.1 million. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Commodity Price Risk. We are subject to changes in our costs of sales caused by fluctuations in prices of commodities and raw materials. We pursue ways to diversify and minimize material costs through second sourcing and low-cost country sourcing. Also, we will consider hedging strategies that minimize risk or reduce volatility when available.

Foreign Exchange Risk. Revenue denominated in foreign currencies accounted for approximately 46% of our total worldwide revenue for 2007 and 2006. As a result, we have exposure to foreign exchange risk related to transactions denominated in many foreign currencies. These transactions include foreign currency—denominated imports and exports of raw materials and finished goods (both inter-company and third-party) and loan repayments. If the U.S. dollar strengthens by 1%, our operating income would be reduced by approximately $2 million per year.

We aim to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging foreign currency transactions when economically feasible. Our use of forward and option contracts will be designed to protect our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. We will not attempt to hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We will not speculate in foreign currency, nor will we hedge the foreign currency translation of our international businesses to the U.S. dollar for purposes of consolidating our financial results or other foreign currency net asset or liability positions. The counterparties to our hedge contracts will be financial institutions with investment-grade credit ratings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of the Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Beginning with the year ending December 31, 2008, we will be required to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In Amendment No. 2 to our Form S-4 Registration Statement filed December 17, 2007, we reported that we restated our unaudited condensed consolidated financial statements as of April 1, 2007 and July 1, 2007 and for the fiscal three and six-month periods then ended to correct errors in previously reported cost of sales, depreciation expense and income taxes. In connection with the restatement, we reevaluated our disclosure controls and procedures. We identified certain material weaknesses in our internal control over financial reporting with respect to the sufficiency of management review procedures over temporary manual processes, principally associated with accounting for property and equipment and income taxes. These temporary manual processes were employed prior to the receipt of the final third party valuations necessary to complete the final purchase price allocation associated with the Acquisition (as defined in note 2 to our consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K).

We have implemented internal control enhancements, including the automation of the temporary manual processes. In addition, management has enhanced the review procedures relating to the remaining manual processes that affect our financial reporting. Other than with respect to changes to remediate the material weaknesses described above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth the executive officers and directors of the Company as well as directors of Holdings, as indicated below:

Name	Age	Title
Dr. Jonathan Rich	52	President, CEO, Director of the Company and Director of Holdings
Steven Delarge	50	Chief Financial Officer
Douglas Johns	50	General Counsel, Secretary and Director of the Company
Dr. Raymond Kolberg	46	President and CEO—Quartz
Shawn Williams	44	President and CEO—Americas
Eddy Wu	42	President and CEO—Asia Pacific
Dr. Ian Moore	48	President and CEO—Europe, Middle East, Africa and India
Dr. Eric Thaler	47	Chief Technology Officer
Joerg Krueger	44	General Manager—Global Operations
Mark Irwin	43	Global Business Development Manager
Edward Stratton	49	Human Resources Manager
Jacky Wright	48	Chief Information Officer
Edu Araujo	50	Global EHS Leader
Stan Parker	32	Director of the Company and Holdings
Joshua Harris	43	Director of Holdings
Dr. William Joyce	72	Director of Holdings
Scott Kleinman	35	Director of Holdings
Wayne Hewett	43	Director of Holdings
Marv Schlanger	59	Director of Holdings

Dr. Jonathan Rich—Dr. Rich was elected a Director of the Company and Holdings, and appointed President and CEO on June 8, 2007. Prior to this role, beginning in 2002, Dr. Rich was President, North American Tire—Goodyear Tire and Rubber Company, and Chairman of the Board, Goodyear Dunlop Tires NA. At Goodyear, he had previously served as Director, Chemical R&D and as President of Goodyear Chemical. Dr. Rich began his career at GE in 1982 as a research chemist with Corporate R&D and progressed through a series of management positions to become Manager of Operational Excellence at GE Silicones from 1996 to 1998. He was then promoted to Technical Director, GE Bayer Silicones in Germany from 1998 to 2000. Dr. Rich has a bachelor’s of science degree in Chemistry from Iowa State University, and a Ph.D. in Chemistry from the University of Wisconsin. He has been published in numerous journals and publications, and has served as a Director for a variety of professional associations.

Steven Delarge—Mr. Delarge serves as Chief Financial Officer of the Company. Prior to the Acquisition, Mr. Delarge previously served as Chief Financial Officer of GE Advanced Materials. He began his GE career in 1979, and joined GE Plastics in 1994 when he was appointed Manager, Productivity and Business Support. Some of his prior responsibilities include serving as Finance Director—Greater China of GE Plastics, responsible for the financial operations of GE Plastics in China, Taiwan and Hong Kong, and serving as Finance Director for GE Plastics North America Commercial Operations. Mr. Delarge holds a bachelor’s degree in economics/finance and government from St. Lawrence University.

Douglas Johns—Mr. Johns serves as General Counsel, Secretary and Director of the Company. Prior to the Acquisition, Mr. Johns served as General Counsel for GE Advanced Materials since 2004. Mr. Johns began his career with GE in 1991 and has served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics’ European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004. He has served as a director on several joint venture boards and has been a member of GE’s Legal

Corporate Executive Council. Mr. Johns holds a law degree from Northeastern University School of Law, a MBA from the University of Massachusetts, Amherst, and a bachelor’s degree in history (with honors) from Oberlin College.

Dr. Raymond Kolberg—Dr. Kolberg serves as President and Chief Executive Officer of the Quartz division. Dr. Kolberg has previously served as Vice President of Marketing and Product Management for GE Quartz. He joined GE Plastics in 1986 as an Application Design Engineer and held roles with increasing responsibility including the Commercial Technology Leader and the Polymerland Supply Chain Leader. From 2000 to 2002 he was the Six Sigma Quality Leader for GE Plastics. In 2002, he was appointed General Manager for GE Advanced Materials Global Sourcing. Dr. Kolberg holds a Ph.D. in mechanical engineering from the University of Michigan.

Shawn Williams—Mr. Williams serves as President and CEO of the Silicones Americas business. Mr. Williams began his career with GE in 1986 in the Technical Sales Program for GE Supply. He joined GE Silicones as Director of GE Sealants and Adhesives (GESA) Consumer Sales in June 2003, and was named General Manager of GESA in September 2003. Mr. Williams holds a bachelor’s degree in electrical engineering from Purdue University and a MBA from the University of California, Berkeley.

Eddy Wu—Mr. Wu serves as President and CEO of the Asia Pacific business. Mr. Wu joined GE in Hong Kong in 1992 as Sales and Marketing Development Manager for GE Plastics in Hong Kong and Guangdong. After several regional general manager roles, in 1999 he was named Marketing Director for GE Plastics, with responsibility for all marketing activities in the Greater China region. In January 2004, Mr. Wu was named President of GE Advanced Materials, Silicones, Greater China, and in February 2006 he was appointed President and CEO of GE Toshiba Silicones. Mr. Wu holds a bachelor’s degree in chemistry from the University of Hong Kong and a MBA from the Hong Kong University of Science and Technology.

Dr. Ian Moore—Dr. Moore serves as President and CEO of the Europe, Middle East, Africa and India business. Dr. Moore joined GE in August 2003 through GE’s acquisition of the OSi Specialties business from Crompton Corporation. At Crompton Corporation, he was Vice President of the Silanes business, which he continued to lead until December 2006. Dr. Moore holds a doctorate in chemical engineering from the University of Manchester in the U.K.

Dr. Eric Thaler—Dr. Thaler serves as Chief Technology Officer of the Company. Dr. Thaler joined GE in 1989 as a staff chemist at Corporate Research and Development in Schenectady, New York where he worked on projects in support of Silicones, Lighting and Plastics. In 1994 he joined GE Silicones as the Specialty Silicones Team Leader and from there moved into the role of Sealants and Adhesives Technology Manager. Dr. Thaler also spent 2 years outside of GE developing a start up specialty silicones business before returning to the GE as a refrigeration project manager for the Appliance business. In 2000, he was promoted to Engineering manager for Dishwasher and Disposal and in 2001 he was promoted to Business Programs Manager for Appliances. In 2003 he moved into the role of Global Technology Manager for the GE Quartz business where he was for 4 years prior to taking the role of Chief Technology Officer for the Company. Dr. Thaler holds a bachelor’s of science degree from the University of Louisville and a Ph.D. in inorganic chemistry from Indiana University.

Joerg Krueger—Mr. Krueger serves as General Manager, Global Operations. Prior to the Acquisition, Mr. Krueger served as Managing Director and COO of GE Bayer Silicones since 2002. Prior to that role, he served in a variety of engineering and manufacturing roles at Bayer Corporation in the U.S., and Bayer AG in Germany. Mr. Krueger began his career at Bayer AG as a Project Engineer. Mr. Krueger earned a bachelor’s degree and a master’s degree in chemical engineering from Dortmund University, Germany.

Mark Irwin—Mr. Irwin serves as the Global Business Development Manager of the Company since joining in December 2006. Previously, Mr. Irwin served as Group Vice President and President of the Paper Services Division of Nalco Company since 2003. Prior to that Mr. Irwin held a number of business leadership roles in GE Silicones including Commercial Manager for Australia and New Zealand, General Manager for

South East Asia based in Singapore, Business Leader for Resins & Specialties at GE Toshiba Silicones in Tokyo, Japan and Global Business Leader for Fluids, Resins & Specialties based in Waterford, NY. Mr. Irwin holds a bachelor’s degree in applied science from Monash University (Australia), a graduate degree in international business from Deakin University (Australia) and a MBA from Victoria University (Australia).

Edward Stratton—Mr. Stratton serves as our Human Resources Manager. Since 2002, Mr. Stratton has served as Human Resources Manager of GE Silicones, later renamed GE Advanced Materials. He joined GE in 1981 on the Human Resources Leadership Program and held subsequent human resources roles at GE Motors, GE Aircraft Engines and GE Aerospace in Fort Wayne, Indiana, Juarez, Mexico and Binghamton, New York. He joined GE Electrical Distribution and Control in 1992 as human resources manager for Sales and Marketing. In 2000, Mr. Stratton moved to GE Power Systems in Houston, Texas as human resources manager for the Aero-Energy business. Mr. Stratton holds a bachelor’s degree in industrial and labor relations from Cornell University.

Jacky Wright—Ms. Wright serves as Chief Information Officer of the Company. Since July 2004, Ms. Wright has served as Chief Information Officer of GE Advanced Materials. Previously, Ms. Wright was the Chief Information Officer of Shared Services for GE’s Consumer & Industrial division in Plainville, CT. She began her GE career at GE Industrial Systems in 2000. Prior to joining GE, Ms. Wright had numerous IT leadership roles spanning over 15 years, including Director of IT for AutoNation, Senior Manager at Accenture, Group Manager of Ryder System Inc. and Chief Information Officer of Ryder’s Public Transportation Division. Ms. Wright holds a bachelor’s degree in computer science and accounting from CUNY—Baruch College.

Edu Araujo—Mr. Araujo was appointed our Global EHS Director in January 2008. Mr. Araujo joins the Company from Celanese International. During his 15-year career there he held a variety of EHS roles from the Safety, Emergency Response & Security Superintendent to most recently Global Safety and Health Leader. Prior to Celanese, he was President of C.S.E. Inc. a consultancy company that designed, implemented, and managed safety programs for petrochemical, construction, and manufacturing companies. Mr. Araujo has a master’s of science degree in Occupational Safety from East Carolina University, a bachelor’s of science degree with an OHS concentration from Charter Oak State College, and many academic and professional certifications in EHS, Quality, and Safety.

Stan Parker—Mr. Parker serves as a Director of the Company and Holdings. Mr. Parker is a Partner at Apollo, where he has been employed since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker serves on several boards of directors, including AMC Entertainment Inc., UAP Holding Corp., Affinion Group Inc., and CEVA Group Plc.

Joshua Harris—Mr. Harris serves as Chairman of the Board of Directors of Holdings. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of the general partner of AP Alternative Assets, L.P., Apollo Global Management, LLC, Berry Plastics Group, Inc., CEVA Logistics, Hexion Specialty Chemicals, Inc., Metals USA Holdings Corp., Noranda Aluminum Holding Corp. and Verso Paper Inc.

Dr. William H. Joyce—Dr. Joyce serves as a Director of Holdings. Dr. Joyce served as CEO and Chairman of Nalco Holding Company from November 2003 until his retirement in December 2007. Dr. Joyce, prior to his appointment as CEO and Chairman of Nalco Company, served as CEO and Chairman at Hercules Incorporated and prior to that at Union Carbide. Dr. Joyce holds a B.S. degree in Chemical Engineering from Penn State University, and M.B.A. and Ph.D. degrees from New York University. Dr. Joyce received the National Medal of Technology Award in 1993 from President Clinton, the Plastics Academy’s Lifetime Achievement Award in 1997, and the Society of Chemical Industry Perkin Medal Award in 2003. Dr. Joyce also serves as a director of CVS Caremark Corporation and El Paso Corporation and is a trustee of the Universities Research Association, Inc.

Scott Kleinman—Mr. Kleinman serves as a Director of Holdings. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc.

in its Investment Banking division. Mr. Kleinman is also a director of Noranda Aluminum Holding Corp., Hexion Specialty Chemicals, Inc., Realogy Corp. and Verso Paper Inc.

Wayne M. Hewett—Mr. Hewett rejoined the Board of Directors of the Holdings on October 26, 2007. Mr. Hewett is an officer of the General Electric Company and serves as Vice President of GE Supply Chain and Operations. Prior to this role, Mr. Hewett was President and CEO of the Company until June 2007 and a director of the Company and Holdings. Mr. Hewett was President and CEO of GE Advanced Materials from 2003 until the Acquisition. Mr Hewett began his career with GE in 1986 and some of his previous responsibilities with GE include serving as President of GE Plastics Pacific in Shanghai, China and President and CEO of GE Toshiba Silicones in Tokyo, Japan. In 1994, Mr. Hewett joined GE Silicones as Manager, Materials and Logistics. He then moved to GE Plastics as General Manager, Petrochemicals and Global Sourcing in 1995. In 1998, he was named General Manager, Global Six Sigma Quality, for GE Plastics. He was then promoted to Vice President of General Electric Company in August 2001. Mr. Hewett holds bachelor’s and master’s degrees in industrial engineering, both from Stanford University.

Marvin O. Schlanger—Mr. Schlanger joined the Holdings Board of Directors on February 1, 2007. He has been a Director and Vice Chairman of the Board of Directors of Hexion Specialty Chemicals since June 29, 2005. Mr. Schlanger served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 16, 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. From February 2006 until April 2007, he also served as Chairman of the Board of Covalence Specialty Materials LLC. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, Mr. Schlanger held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. Mr. Schlanger is also a director of UGI Corporation and UGI Utilities Inc.

Board Structure

The members of the board of directors of the Company are Dr. Jonathan Rich, Stan Parker and Douglas Johns. The board of directors of the Company has not established any board committees. The members of the board of directors of Holdings consist of Joshua Harris (Chairman), Dr. Jonathan Rich, Dr. William Joyce, Scott Kleinman, Stan Parker, Marvin Schlanger, and Wayne M. Hewett. The Holdings board has established four standing committees. The members of the Executive Committee consist of Joshua Harris, Dr. Jonathan Rich, Scott Kleinman and Stan Parker. The members of the Audit Committee consist of Stan Parker and Scott Kleinman. The members of the Compensation Committee consist of Joshua Harris and Stan Parker. The members of the Environmental, Health and Safety Committee consist of Dr. Jonathan Rich, Dr. William Joyce and Scott Kleinman. Pursuant to the terms of the securityholders agreement, Mr. Hewett was designated for appointment to the board of directors of Holdings by GE Capital Equity Investments, Inc. See “Certain Relationships and Related Party Transactions, and Director Independence.”

Audit Committee Financial Expert

Audit-related functions are the responsibility of the audit committee of the board of directors of Holdings, which has designated Stan Parker as the “Audit Committee Financial Expert.”

Code of Ethics

The Company and Holdings have adopted a Code of Conduct governing its directors, officers and employees. The Code of Conduct is posted on our website: www.momentive.com under “Investor Relations—Corporate Governance.” Any substantive amendment to, or waiver from, any provision of the Code of Conduct with respect to any senior executive or financial officer will be posted on this website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Objectives of Compensation Program

Our compensation program is designed to retain our executives, while also motivating them to achieve specific financial objectives and aligning their interests with our stockholders. Our compensation program is intended to be an evolution from the pre-existing approach taken by GE for executives to a program that recognizes strong governance of the Company and its subsidiaries (with special emphasis during our transition from GE to a stand-alone business), excellent cash management and long-term earnings growth.

Role of Compensation Committee

A Compensation Committee was formed in February 2007 to assist the Holdings Board in more fully developing and implementing the compensation program for the CEO and other executives. The members of the Compensation Committee are Joshua Harris and Stan Parker. The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. The Compensation Committee and the CEO together assess the performance and compensation of the other named executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that the compensation, taken as a whole, is competitive and appropriate compared to similarly situated executives in other corporations within the industry.

The Compensation Committee’s specific purposes under the Compensation Committee Charter are:

•

to approve and recommend to the Holdings Board all compensation plans for the CEO of the Company and its subsidiaries, all employees of Holdings or its subsidiaries who report directly to the CEO, and other members of senior management of Holdings or its subsidiaries (collectively, the “Senior Management Group”), and for the Holdings Board;

•	to approve the short-term compensation of the Senior Management Group and to recommend short-term compensation for members of the Holdings Board;

•	to approve and authorize grants under Holdings’ or its subsidiaries incentive plans, including all equity plans and long-term incentive plans, to members of these groups; and

•

to prepare any report on executive compensation required by Securities and Exchange Commission rules and regulations for inclusion in an annual report to stockholders and an annual proxy statement, if any.

Elements Used to Achieve Compensation Objectives

Our compensation program is designed to emphasize and reward the key areas for our business: strong governance during the transitional phase, cash management and earnings growth. Our compensation program includes four basic elements: Annual Cash Compensation; Management Equity Investments pursuant to the 2007 Long-Term Incentive Plan; Equity Compensation Awards pursuant to the 2007 Long-Term Incentive Plan and Retirement Benefits. The Company’s arrangements with its executive officers employ a mix of base salary and incentive bonus, an opportunity to participate and purchase equity in Holdings, stock option grants in amounts relative to the amount of equity participation and the employee’s position and retirement benefits.

In evaluating the type and amount of compensation for each executive, we review their current pay, their opportunities for future compensation, their contributions to the goals and objectives outlined for them within Holdings and its subsidiaries and their long-term prospects within Holdings and its subsidiaries. We believe this compensation philosophy provides strong long-term incentives, effective cash flow management and investment in the long-term growth of the business.

Annual Cash Compensation. The base salaries of our executive officers depend on their position within the Company or its subsidiaries, the length of their service with the Company or its subsidiaries, the scope of their responsibilities and the period during which they have been performing those responsibilities and their overall performance. Base salaries are reviewed on a regular basis annually. Our executive officers were eligible to earn annual bonuses for the fiscal year ending December 31, 2007 based on the achievement of overall business performance objectives (specifically related to EBITDA and Free Cash Flow) and each executive’s individual performance objectives (we refer to bonuses for 2007 under these arrangements, collectively, as our “2007 incentive bonus plan”). For 2007, an executive was eligible for a bonus of up to two times his or her target bonus (target bonuses for 2007 could be up to 100 percent of base salary). However, because 2007 was a transition year, our executives will receive a bonus for 2007 at least equal to their 2005 bonus. We expect to adopt a bonus plan for 2008 and later years under which our executives officers will be eligible for annual bonuses based on performance objectives established by our Compensation Committee. We expect our 2008 incentive bonus plan to be structured similarly to our 2007 incentive bonus plan. In connection with the Acquisition, certain Named Executive Officers, as well as certain other management employees, also received retention bonuses in December 2007. GE reimbursed us for one-half of these retention bonuses.

Employment Agreements. On June 8, 2007, Jonathan Rich was appointed as President, Chief Executive Officer and as a member of the Board of Directors of the Company and of Holdings. In connection with his appointment, Dr. Rich and the Company entered into an employment agreement. In addition, prior to the closing of the Acquisition, the Company entered into definitive and binding term sheets with Wayne Hewett, its former Chief Executive Officer, Steven Delarge, its Chief Financial Officer, Eddy Wu its President and CEO—Asia Pacific, Douglas Johns, its General Counsel and Secretary and Dr. Raymond Kolberg, its President and CEO—Quartz. On March 19, 2007, the Company entered into an employment agreement with Mr. Hewett that reflected the terms of his term sheet. On April 1, 2007, the Company’s Hong Kong subsidiary also entered into an employment agreement with Mr. Wu in accordance with local practice which supplements Mr. Wu’s terms of employment. On June 8, 2007, Mr. Hewett resigned as President and Chief Executive Officer and as a member of the Board of Directors of the Company, Holdings, and the Company’s various subsidiaries and entered into a separation agreement with the Company and Holdings. Mr. Hewett was subsequently reappointed to the Board of Directors of Holdings as the designee of an affiliate of GE in October 2007. The above agreements and term sheets are discussed in more detail below under “—Management Arrangements.” It is the Company’s policy not to enter into employment agreements with executive officers other than its CEO and executives outside the U.S. in accordance with local practice. Messrs. Rich, Hewett, Delarge, Wu, Johns and Kolberg are collectively referred to herein as the “Named Executive Officers”.

Long-Term Incentive Plan. On March 30, 2007, Holdings adopted the 2007 Long-Term Incentive Plan which permits Holdings to sell shares and grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, or consultants to, or certain investors in, Holdings or any of its subsidiaries. Five hundred thousand shares of the common stock of Holdings have been authorized for issuance under the 2007 Long-Term Incentive Plan. The Compensation Committee of the Board of Directors of Holdings administers the 2007 Long-Term Incentive Plan. As described below, Holdings has sold its common stock and issued options to purchase its common stock under the 2007 Long-Term Incentive Plan to the Named Executive Officers and certain management employees in connection with the Acquisition, their hiring or their promotion to an executive position. The Compensation Committee has not established any additional program, plan or practice for the sale of common stock or the issuance of option awards or the selection of sale or grant dates other than the general policy to offer certain of our management employees the opportunity to purchase Holding common stock and receive option awards relative to amount of stock purchased in connection with their hiring or their promotion to an executive position and the employee’s position. Under the 2007 Long-Term Incentive Plan, the exercise price per share for option awards is the fair market value of Holdings common stock determined in accordance with the Plan on the date of grant. For common stock sales, the sales price per share is determined by the Compensation Committee at its discretion but its policy is to the set the price at the fair market value of Holdings common stock determined in accordance with the Plan on the date of sale.

Management Equity Investments. Pursuant to subscription agreements, the Named Executive Officers, as well as certain other management employees, purchased Holdings common stock under the 2007 Long-Term Incentive Plan during 2007 in connection with the consummation of the Acquisition, their hiring or their promotion to an executive position. The price per share paid by the Named Executive Officers was $100 per share, the fair market value of the stock determined in accordance with the Plan at the time of sale and the same purchase price per share paid by Apollo in the Acquisition. This equity investment opportunity and the equity compensation awards described below are structured to incentivize management to generate substantial equity value and for gain sharing with our investors.

All equity securities in Holdings purchased by the executives are subject to restrictions on transfer, repurchase rights and other limitations set forth in a securityholders agreement. See “Certain Relationships and Related Party Transactions and Director Independence.”

Management Stock Option Agreements. Pursuant to individual stock option agreements, Holdings granted the Named Executive Officers, as well as its non-employee directors and certain other management employees, options to purchase shares of Holdings common stock under the 2007 Long-Term Incentive Plan during 2007 in connection with the consummation of the Acquisition, their hiring or their promotion to an executive position. The number of options granted was relative to the shares of Holdings common stock purchased by the employee and the employee’s position. The exercise price per share of Holdings common stock subject to the options granted to the Named Executive Officers is $100, the fair market value per share at the time of grant and the same purchase price per share paid by Apollo in the Acquisition. The terms and conditions of the options granted to the Named Executive Officers and our other management employees receiving options are substantially the same as those noted below in “—Management Arrangements—Equity Compensation Awards.”

Retirement Benefits. We believe that the Company’s pension plans are an important retention tool. We balance the effectiveness of these plans as a compensation and retention tool with our cost of providing them. The Company provides retirement benefits for its U.S. employees under the Momentive Pension Plan, the Momentive Supplementary Pension Plan and the Momentive Excess Benefit Plan. The Company’s subsidiaries in certain jurisdictions also provide retirement benefits for their employees under various other plans.

The Momentive Pension Plan is a broad-based tax-qualified plan providing benefits for approximately 2,350 exempt and non-exempt U.S. employees as of December 31, 2007, including certain Named Executive Officers. The Company also provides the Momentive Supplementary Pension Plan to approximately 25 U.S. plan participants, including certain Named Executive Officers, to provide for retirement benefits above amounts available under the Momentive Pension Plan. Unlike the Momentive Pension Plan, the Momentive Supplementary Pension Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes. The benefit formula under these plans is described below in the Pension Benefits Table. The Momentive Supplementary Pension Plan is a strong retention tool because executives are generally not eligible for such benefits if they leave the Company prior to reaching age 60.

Perquisites. While we believe that perquisites should be a minor part of executive compensation, we recognize the need to provide our executive officers with certain perquisites that are reasonable and consistent with our overall compensation program. Accordingly, certain of our executive officers participate in our leadership life insurance, leased company vehicle and savings plan matching payment programs. The leased company vehicle program, however, is a carryover of GE’s program, which will be eliminated by the end of fiscal year 2008 as vehicle leases expire. The Compensation Committee periodically reviews the perquisites provided to our executive officers.

Transition Period. Pursuant to the Employee Lease Agreements entered into with GE (described below), which were implemented in connection with the Acquisition to achieve an orderly transfer of our employees’ employment from GE to the Company, our Named Executive Officers employed in the U.S. (and other U.S. employees) remained GE employees following the Acquisition through January 28, 2007 and our Named

Executive Officer employed outside the U.S., Mr. Wu, remained a GE employee through March 31, 2007. Our other non-U.S. employees remained or will remain GE employees until various times throughout 2007 and 2008 depending on their country of employment. As a result, our U.S. Named Executive Officers (and other U.S. employees) and our Named Executive Officer employed outside the U.S. continued to participate in GE pay, benefits and executive compensation programs and did not participate in Company programs until January 29, 2007 and April 1, 2007, respectively. However, our Named Executive Officers and other employees performed services on the Company’s behalf during their respective transition periods and the Company reimbursed or will reimburse GE for any compensation paid on behalf of our executives and employees.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of Holdings has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the two non-employee directors named at the end of this report. The Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors of Holdings and our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

Compensation Committee of the Board of Directors of Holdings:

Joshua Harris

Stan Parker

Compensation Committee Interlocks and Insider Participation

Messrs. Harris and Parker, whose names appear on the Compensation Committee Report above, were Compensation Committee members since the committee’s formation in February 2007. Both of these directors are partners of Apollo Management, L.P., our controlling shareholder. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during fiscal year 2007.

Summary Compensation Table

The following table sets forth a summary of the compensation earned by our Named Executive Officers during the fiscal year ended December 31, 2007 and a summary of the compensation earned by our Chief Financial Officer and former Chief Executive Officer during the period from December 4, 2006 to December 31, 2006, which represents the period during 2006 subsequent to our Acquisition.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compen- sation (4) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings (5) ($)	All Other Compen- sation (6) ($)	Total ($)
Dr. Jonathan Rich President and Chief Executive Officer	2007	365,789	182,894	—	418,637	227,771	—	42,178	1,237,269

Wayne Hewett Former President and Chief Executive Officer	2007 2006	337,497 49,840	— 30,671	— —	482,343 —	— —	827 482	748,818 6,831	1,569,485 87,824

Steven Delarge Chief Financial Officer	2007 2006	308,626 22,236	460,000 18,633	— —	52,242 —	72,759 —	192,941 —	19,148 3,280	1,105,716 44,149

Eddy Wu President and Chief Executive Officer—Asia Pacific	2007	299,982	213,417	—	48,350	105,708	—	347,482	1,014,939

Douglas Johns General Counsel and Secretary	2007	287,080	297,000	—	45,007	69,897	108,065	11,508	818,557

Dr. Raymond Kolberg President and Chief Executive Officer—Quartz	2007	331,629	272,000	—	45,007	17,242	85,159	21,922	772,959

(1)	Certain Named Executive Officers were eligible to receive: (i) cash retention bonuses for remaining in the employment of the Company from December 3, 2006 through December 3, 2007, the one-year anniversary of the Acquisition, and (ii) minimum guaranteed incentive bonuses under the Company’s 2007 incentive bonus plan. The retention bonuses and/or minimum guaranteed incentive bonuses earned by the Named Executive Officers were: (i) Rich: Guaranteed Minimum Incentive Bonus—$182,894; (ii) Delarge: Guaranteed Minimum Incentive Bonus—$210,000 and Retention Bonus—$250,000; (iii) Wu: Guaranteed Minimum Incentive Bonus—$48,332 and Retention Bonus—$165,085; (iv) Johns: Guaranteed Minimum Incentive Bonus—$102,000 and Retention Bonus—$195,000; (v) Kolberg: Guaranteed Minimum Incentive Bonus—$112,000 and Retention Bonus—$160,000. Pursuant to the merger agreement governing the Acquisition, GE reimbursed us for one-half of these retention bonuses. The amounts shown for Messrs. Hewett and Delarge in 2006 represent a prorata portion of their 2006 bonuses determined by GE.
(2)	This column reflects the amounts recognized for financial statement reporting purposes in fiscal year 2007 for the portion of the fair value of stock awards of Holdings common stock granted in fiscal year 2007 in accordance with FAS 123(R). Each Named Executive Officers purchased Holdings common stock during fiscal year 2007 under the 2007 Long-Term Incentive Plan at a price per share equal to the fair market value of the stock determined in accordance with the Plan at the time of sale. Since the stock was not purchased at a discount to its fair market value at the time of sale, no amount is recognized for financial statement reporting purposes in accordance with FAS 123(R). The foregoing stock purchases made by the Named Executive Officers are set forth below in the table entitled “Grants of Plan Based Awards”. In connection with Mr. Hewett’s separation from the Company, Holdings repurchased the shares of Holdings common stock issued to Mr. Hewett at the same price originally paid by Mr. Hewett.
(3)

This column reflects the amounts recognized for financial statement reporting purposes in fiscal year 2007 for the portion of the fair value of option awards to purchase Holdings common stock granted in fiscal year

2007 in accordance with FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In connection with his separation from the Company, Mr. Hewett forfeited all of his option awards, which were unvested at the time of his separation. For a description of the assumptions used in calculating the fair value of option awards under SFAS No. 123(R), see Note 12 Stock-based Compensation of the Notes to our Consolidated and Combined Financial Statements. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the Named Executive Officer during fiscal year 2007.

(4)	This column reflects the amounts earned by the Named Executive Officers under our 2007 incentive bonus plan less the guaranteed portion of such bonuses. The guaranteed portion of the bonuses earned under our 2007 incentive bonus plan for each Named Executive Officer is described in footnote (1) above.
(5)	The change in pension values refers to the aggregate change in the present value of the Named Executive Officer’s accumulated benefits under all plans that provide for the payment of retirement benefits or benefits paid primarily after retirement (including tax-qualified defined benefit plans and supplemental executive retirement plans and excluding tax-qualified defined contribution plans) from the measurement date used for preparing the prior period year-end financial statements to the measurement date used for preparing the current period year financial statements. For our Named Executive Officers, such amounts in 2007 were: Rich—$0, Hewett—$(2,630), Delarge—$192,941, Johns—$108,065 and Kolberg—$85,159. Mr. Hewett’s Momentive pensions’ present value decreased because he forfeited his regular supplement payable from the Momentive Pension Plan and his Momentive Supplementary Pension Plan benefit upon termination of his employment. The change in pension values during 2006 reflect the change in pension values for the period from December 4, 2006 to December 31, 2006 under GE pensions provided to our employees, pursuant to the U.S. Employee Lease Agreement described above. See the Pension Benefits table below for additional information regarding our 2007 pension calculations, including the assumptions used for these calculations. Non-qualified deferred compensation earnings refer to above-market or preferential earnings on compensation that is deferred on a non-tax-qualified basis. None of our Named Executive Officers other than Mr. Hewett received non-qualified deferred compensation earnings. Pursuant to the U.S. Employee Lease Agreement described above, Mr. Hewett received GE Nonqualified Deferred Compensation Earnings of $827 in 2007 and $482 in 2006 resulting from above-market earnings in the GE Executive Deferred Salary Plans.
(6)

Certain Named Executive Officers participated in the following Company executive programs as indicated: (i) Rich: Savings Plan Matching Payments—$4,333 and Relocation—$37,845; (ii) Hewett: Automobile—$5,379, Leadership Life Insurance—$2,448, Savings Plan Matching Payments—$1,896 and Payments in lieu of GE fringe benefits—$17,436; (iii) Delarge: Automobile—$2,076, Leadership Life Insurance—$2,951 and Savings Plan Matching Payments—$7,875; (iv) Wu: Life Insurance—$773, Savings Plan Matching Payments—$31,661 and Expatriate Benefits—$146,337; (v) Johns: Leadership Life Insurance—$2,194 and Savings Plan Matching Payments—$7,343; (vi) Kolberg: Automobile—$8,150, Leadership Life Insurance—$1,606 and Savings Plan Matching Payments—$7,130. From January 1, 2007 until January 28, 2007 (or April 1, 2007 in the case of Mr. Wu) Messrs. Hewett, Delarge, Wu, Johns, and Kolberg, and from December 4, 2006 until December 31, 2006, Messrs. Hewett and Delarge, also participated in the following GE executive programs as indicated: (i) Hewett: Automobile—$1,773 in 2007 and $3,815 in 2006, Executive Life Insurance—$710 in 2007 and $642 in 2006, Leadership Life Insurance—$210 in 2007 and $210 in 2006, Savings Plan Matching Payments—$8,875 in 2007 and $1,975 in 2006 and Executive Products—$0 in 2007 and $189 in 2006; (ii) Delarge: Automobile—$935 in 2007 and $1,850 in 2006, Leadership Life Insurance—$280 in 2007 and $280 in 2006 and Savings Plan Matching Payments—$5,031 in 2007 and $1,150 in 2006; (iii) Wu: Life Insurance—$224, Savings Plan Matching Payments—$9,765 and Expatriate Benefits—$158,722; (iv) Johns: Leadership Life Insurance—$192 and Savings Plan Matching Payments—$1,779; (v) Kolberg: Automobile—$1,327, Leadership Life Insurance—$141 and Savings Plan Matching Payments—$3,568. The Company reimbursed GE for the cost of the foregoing services. In connection with his separation agreement, Mr. Hewett also received the following payments and benefits following his termination of employment with the Company in July 2007: (i) $312,499 cash severance, which was paid in monthly installments following his termination, $378,797 cash bonus based on the achievement of applicable performance targets by the Company for fiscal year 2007 ($222,275 of which had been guaranteed) and $2,420 representing the value of health and welfare benefits received. Following his reappointment to the Board of Directors of Holdings in October 2007 as the designee of a GE affiliate pursuant to the terms of a securityholders agreement, Mr. Hewett also was entitled to receive $16,375 in director compensation from Holdings. In accordance with GE’s internal policies, the director compensation Mr. Hewett was entitled to receive was paid to the GE affiliate that designated him for appointment to the Board.

Management Arrangements

Rich Employment Agreement. In connection with his commencement of employment with the Company, Dr. Rich and the Company entered into an employment agreement on June 8, 2007. Dr. Rich’s employment agreement provides for an initial five-year employment period, subject to annual renewal unless either party gives 90 days notice of its intention not to renew. Pursuant to his employment agreement, Dr. Rich is entitled to an annual base salary of not less than $650,000 and is eligible for an annual target bonus of 100% of his base salary, which bonus may be higher or lower based on actual performance. In addition, Dr. Rich will be entitled to a pro rata bonus for the Company’s 2007 fiscal year, which will be no less than one-half of the base salary that he earns during the year. Dr. Rich is also entitled to participate in employee benefit plans made available to senior executives of the Company and reimbursement for certain relocation expenses. A description of the severance provisions in Mr. Rich’s employment agreement is set forth below in “—Potential Payments upon Termination or Change in Control.”

Hewett Separation Agreement. In connection with Mr. Hewett’s resignation, the Company, Holdings and Mr. Hewett entered into a Separation Agreement dated June 8, 2007, pursuant to which Mr. Hewett agreed to resign from the positions noted above on June 8, 2007 and to remain as a non-officer employee of the Company for the 30-day period following his resignation. Pursuant to his separation agreement, Mr. Hewett is entitled to the following payments and benefits: (i) monthly installment payments of $54,166.66 for a period of twelve months following his termination of employment, subject to cutoff if Mr. Hewett becomes reemployed with another employer which requires him to transfer, directly or indirectly, any portion of his severance payments to such employer, (ii) a pro-rata bonus payable no later than March 15, 2008, based on the achievement of applicable performance targets by the Company for fiscal year 2007 and the portion of the year that Mr. Hewett was employed by the Company (provided that the computation of the bonus will be based upon a target bonus of 100% of Mr. Hewett’s annual salary of $650,000 and the actual bonus may be higher or lower than this percentage based upon actual performance, but will in no event be less than approximately $222,275), (iii) within 30 days of his resignation date, Holdings is required to repurchase Mr. Hewett’s 10,425 shares of common stock in Holdings for $1,042,500 (the same price paid by Mr. Hewett), (iv) continued health and welfare benefits (excluding long-term disability coverage) for Mr. Hewett (and, where applicable, his dependents) on the same terms that would have been provided had Mr. Hewett continued employment with the Company for one year following termination of his employment, subject to cutoff if Mr. Hewett becomes eligible for comparable benefits from a subsequent employer, (v) certain accrued amounts and (vi) the Company remains required to pay Mr. Hewett’s 2007 GE Long-Term Incentive Plan benefit. Pursuant to the separation agreement, Holdings repurchased Mr. Hewett’s shares on July 9, 2007 for $1,042,500 (the same price paid by Mr. Hewett). Pursuant to his separation agreement, Mr. Hewett forfeited all of his options to purchase shares of Holdings common stock as of July 8, 2007. Mr. Hewett’s health and wealth benefits ceased on September 30, 2007 since Mr. Hewett become eligible for similar benefits by another employer. Mr. Hewett is also subject to certain non-competition and non-solicitation restrictions for one year following termination of his employment, and continuing nondisparagement and confidentiality obligations. In connection with his entry into the separation agreement, Mr. Hewett executed a general release of claims against the Company. In connection with his termination of employment, Mr. Hewett has also been released from his obligation to purchase further stock of Holdings.

Wu Employment Agreement. On April 1, 2007, the Company’s Hong Kong subsidiary entered into an employment agreement with Mr. Wu in accordance with local practice. The employment agreement supplements Mr. Wu’s terms of employment as set forth in Mr. Wu’s term sheet, which is described below, and provides that either party may terminate the agreement on ninety days advance written notice or payment in lieu of such notice.

Term Sheets. In connection with the consummation of the Acquisition, the Company entered into definitive and binding term sheets with the following Named Executive Officers prior to closing of the Acquisition.

Delarge Term Sheet. Pursuant to his term sheet, Mr. Delarge is entitled to an annual base salary of not less than $290,000 and is eligible for a target annual bonus of $250,000 (with a minimum guaranteed bonus of $210,000 for fiscal year 2007). Mr. Delarge is also entitled to $15,000 in annual compensation in lieu of foregone GE fringe benefits (automobile).

Wu Term Sheet. Pursuant to his term sheet, Mr. Wu is entitled to an annual base salary of not less than $283,545 and is eligible for a target annual bonus of $80,000 (with a minimum guaranteed bonus of $48,332 for fiscal year 2007). Mr. Wu is also entitled to $15,000 in annual compensation in lieu of foregone GE fringe benefits (automobile).

Johns Term Sheet. Pursuant to his term sheet, Mr. Johns is entitled to an annual base salary of not less than $270,000 and is eligible for a target annual bonus of $130,000 (with a minimum guaranteed bonus of $102,000 for fiscal year 2007).

Kolberg Term Sheet. Pursuant to his term sheet, Dr. Kolberg is entitled to an annual base salary of not less than $330,000 and is eligible for a target annual bonus of $145,000 (with a minimum guaranteed bonus of $112,000 for fiscal year 2007). Dr. Kolberg is also entitled to $15,000 in annual compensation in lieu of foregone GE fringe benefits (automobile).

Pursuant to their term sheets, the above Named Executive Officers are entitled to severance benefits that are no less favorable than those to which such executive was entitled to under the policies and practices of GE in effect as of December 3, 2006, which are more fully described below in “Potential Payments Upon Termination or Change in Control”. Pursuant to their term sheets, the above Named Executive Officers are also subject to certain non-competition and non-solicitation restrictions during the terms of their employment and for one year following the termination of their employment, and ongoing confidentiality obligations. The above Named Executive Officers were also obligated under their term sheets to purchase common stock of Holdings. Such purchases are described below in “Management Share Purchases”.

Retention Bonuses for 2007. In order to motivate the executives to work to complete the Acquisition during 2006 and to continue their employment with any potential acquirer during the one-year period following the Acquisition, GE provided retention bonus letters to certain employees of the business in the second quarter of 2006 providing for two installments of retention bonuses. The first installment of the retention bonuses was paid in connection with closing of the acquisition by GE in 2006. We paid the final installment of the retention bonuses in December 2007 to certain executives who remained employed by the Company through December 3, 2007, the one-year anniversary of the Acquisition, in accordance with the terms of the retention bonus letters and the merger agreement governing the Acquisition. Under this program, Messrs. Delarge, Wu, Johns and Kolberg received retention bonuses in December 2007 of $250,000, $165,085, $195,000 and $160,000, respectively. Pursuant to the merger agreement governing the Acquisition, GE reimbursed us for one-half of these final retention bonuses.

Management Share Purchases. Pursuant to subscription agreements, all of the Named Executive Officers purchased Holdings common stock under Holdings’ Long-Term Incentive Plan in connection with the Acquisition or their hiring at a price per share equal to $100, the fair market value of the stock determined in accordance with the Plan at the time of sale and the same purchase price per share paid by Apollo in the Acquisition.

In connection with his commencement of employment with the Company on June 8, 2007, Dr. Rich invested $2.5 million in Holdings, pursuant to which he purchased 25,000 shares of Holdings common stock. On March 30, 2007, Messrs Delarge, Johns and Kolberg each purchased 2,500 shares of Holdings common stock following Holding’s establishment of the 2007 Long-Term Incentive Plan. On June 5, 2007, Mr. Wu purchased 3,500 shares of Holdings common stock. The above Named Executive Officers each purchased their shares at a per share price of $100. Mr. Hewett purchased 10,425 shares of Holdings common stock for an aggregate purchase price of $1,042,500 on March 30, 2007, and committed to purchase an additional 14,575 shares of Holdings common stock for an aggregate purchase price of $1,457,500 at the conclusion of the 30-day period ending December 3, 2007. The additional investment was contingent on Mr. Hewett’s continued employment with the Company through the investment date. Pursuant to his separation agreement, on July 9, 2007, Holdings repurchased Mr. Hewett’s 10,425 shares of common stock in Holdings for $1,042,500 (the same price paid by Mr. Hewett) and Mr. Hewett was released from his obligation to purchase any additional shares of Holding.

All Holdings common stock purchased by the Named Executive Officers are subject to restrictions on transfer, repurchase rights and other limitations set forth in a securityholders agreement. See “Certain Relationships and Related Party Transactions and Director Independence.”

Equity Compensation Awards. Pursuant to option agreements, Holdings granted options to purchase shares of Holdings common stock under the 2007 Long-Term Incentive Plan to the Named Executive Officers in connection with the Acquisition or their hiring. The exercise price per share of the Holdings common stock subject to the options issued to the Named Executive Officers is $100 per share, the fair market value per share of the stock at the time of grant and the same purchase price per share paid by Apollo in the Acquisition. Assuming continued employment with the Company, approximately one-third of the options granted to the Named Executive Officers are time vesting options that will vest and become exercisable in five equal installments on each of the 14th, 24th, 36th, 48th and 60th month anniversaries of the consummation of the Acquisition (except for Dr. Rich whose vesting scheduled is based on the date of grant and whose first installment vests on the 12th month anniversary of the date of grant), and approximately two-thirds of the options are performance vesting options, one half of which would vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20%, and the remaining half of which would vest upon the achievement of an internal rate of return of such funds of 25%.

In connection with Dr. Rich’s investment in Holdings, on June 8, 2007, Holdings granted him options to purchase 75,000 shares of Holdings common stock under the 2007 Long-Term Incentive Plan at an exercise price of $100 per share. On March 30, 2007 upon the establishment of the 2007 Long-Term Incentive Plan, Holdings granted Messrs. Hewett, Delarge, Johns and Kolberg, and on June 5, 2007 Holdings granted Mr. Wu, 75,000, 8,125, 7,000, 7,000 and 9,500 options to purchase Holdings common stock, respectively, at an exercise price of $100 per share. In connection with his separation from the Company, Mr. Hewett forfeited all of his options to purchase Holdings common stock as of July 8, 2007.

Grants of Plan Based Awards

The following table sets forth information regarding plan-based awards that were granted to each Named Executive Officer in 2007 under our 2007 Long-Term Incentive Plan and our 2007 incentive bonus plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
Dr. Jonathan Rich	N/A	1	185,656	554,206	—	—	—	—	—	—	—
Common Stock	6/8/07	—	—	—	—	—	—	25,000	—	—	—
Tranche A Options	6/8/07	—	—	—	—	—	—	—	25,000	100	963,725
Tranche B Options	6/8/07	—	—	—	—	25,000	—	—	—	100	415,475
Tranche C Options	6/8/07	—	—	—	—	25,000	—	—	—	100	281,425

Wayne Hewett	N/A	1	117,675	457,625	—	—	—	—	—	—	—
Common Stock	3/30/07	—	—	—	—	—	—	10,425	—	—	—
Tranche A Options	3/30/07	—	—	—	—	—	—	—	25,000	100	930,200
Tranche B Options	3/30/07	—	—	—	—	25,000	—	—	—	100	388,500
Tranche C Options	3/30/07	—	—	—	—	25,000	—	—	—	100	256,000

Steven Delarge	N/A	1	40,000	290,000	—	—	—	—	—	—	—
Common Stock	3/30/07	—	—	—	—	—	—	2,500	—	—	—
Tranche A Options	3/30/07	—	—	—	—	—	—	—	2,709	100	100,796
Tranche B Options	3/30/07	—	—	—	—	2,708	—	—	—	100	42,082
Tranche C Options	3/30/07	—	—	—	—	2,708	—	—	—	100	27,730

Eddy Wu	N/A	1	31,668	111,668	—	—	—	—	—	—	—
Common Stock	6/5/07	—	—	—	—	—	—	3,500	—	—	—
Tranche A Options	6/5/07	—	—	—	—	—	—	—	3,167	100	120,976
Tranche B Options	6/5/07	—	—	—	—	3,167	—	—	—	100	51,980
Tranche C Options	6/5/07	—	—	—	—	3,166	—	—	—	100	35,032

Douglas Johns	N/A	1	28,000	158,000	—	—	—	—	—	—	—
Common Stock	3/30/07	—	—	—	—	—	—	2,500	—	—	—
Tranche A Options	3/30/07	—	—	—	—	—	—	—	2,334	100	86,843
Tranche B Options	3/30/07	—	—	—	—	2,333	—	—	—	100	36,255
Tranche C Options	3/30/07	—	—	—	—	2,333	—	—	—	100	23,890

Dr. Raymond Kolberg	N/A	1	33,000	178,000	—	—	—	—	—	—	—
Common Stock	3/30/07	—	—	—	—	—	—	2,500	—	—	—
Tranche A Options	3/30/07	—	—	—	—	—	—	—	2,334	100	86,843
Tranche B Options	3/30/07	—	—	—	—	2,333	—	—	—	100	36,255
Tranche C Options	3/30/07	—	—	—	—	2,333	—	—	—	100	23,890

(1)	The amounts shown in these columns represent the threshold, target and maximum awards that could have been earned by the Named Executive Officers under our 2007 incentive bonus plan less the guaranteed portion of such awards. The Named Executive Officers were eligible to receive bonuses ranging from zero to two times their target bonus (including the guaranteed portion of the incentive bonus) depending on the Company’s overall business performance (specifically related to EBITDA and free cash flow) and such executive’s individual performance in fiscal year 2007. Target bonuses (including the guaranteed portion of the incentive bonus) for the Named Executives ranged from 28% to 100% of the executive’s base salary. However, because 2007 was a transition year, each Named Executive Officer other than Messrs. Rich and Hewett was entitled to a minimum guaranteed bonus for 2007 equal to their 2005 bonus with GE. Pursuant to his employment agreement, Mr. Rich was entitled to a minimum incentive bonus for fiscal year 2007 equal to one-half of the base salary that he earned during 2007. Pursuant to his separation agreement, Mr. Hewett was entitled to a pro-rated minimum incentive bonus equal to $222,275. Actual incentive bonuses less the guaranteed portions thereof earned under the 2007 incentive bonus plan by our Named Executive Officers other than Mr. Hewett are shown in the Summary Compensation Table in the “Non-Equity Incentive Plan” column. The minimum guaranteed bonuses earned under the 2007 incentive bonus plan by our Named Executive Officers other than Mr. Hewett are shown in the Summary Compensation Table in the “Bonus” column. The actual incentive bonus paid to Mr. Hewett is shown in the Summary Compensation Table in the “All Other Compensation” column.

(2)	This column shows the number of options to purchase Holdings common stock with performance-based vesting requirements granted to the Named Executive Officers in fiscal year 2007. Assuming continued employment with the Company, (i) the Tranche B options vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% and (ii) the Tranche C options vest upon the achievement of an internal rate of return of such funds of 25%. In connection with his separation from the Company, Mr. Hewett forfeited all of his options, which were unvested at the time of his separation.
(3)	This column shows the Holdings common stock purchased by the Named Executive Officers during fiscal year 2007 under the 2007 Long-Term Incentive Plan. The purchase price paid per share was $100, the fair market value of the stock determined in accordance with the Plan at the time of sale. In connection with Mr. Hewett’s separation from the Company, Holdings repurchased the shares of Holdings common stock issued to Mr. Hewett at the same price originally paid by Mr. Hewett.
(4)

This column shows the number of options to purchase Holdings common stock with time-based vesting requirements granted to the Named Executive Officers in fiscal year 2007. Assuming continued employment with the Company, the Tranche A options vest in five equal installments on each of the 14th, 24th, 36th, 48th and 60th month anniversaries of the consummation of the Acquisition (except for Dr. Rich whose vesting scheduled is based on the date of grant and whose first installment vests on the 12th month anniversary of the date of grant). In connection with his separation from the Company, Mr. Hewett forfeited all of his options, which were unvested at the time of his separation.

(5)	This column shows the exercise price per share for the options to purchase Holdings common stock granted in fiscal 2007. There is currently no public market for Holdings common stock. The exercise price per share for the options is equal to the fair market value of the stock determined by the Compensation Committee of the Board of Directors of Holdings in accordance with the Long-Term Incentive Plan at the time of grant.
(6)	This column shows the fair value of each stock and option award, calculated as of the applicable grant date in accordance with FAS 123(R). Since the Holdings common stock was not sold at a discount to its fair market value at the time of sale, the value of each stock award is $0 under FAS 123(R). For a description of the assumptions used in calculating the fair value of option awards under SFAS No. 123(R), see Note 12 Stock-Based Compensation of the Notes to our Consolidated and Combined Financial Statements. The amounts in this column reflect the accounting expense to the Company in connection with the stock and options awards and do not reflect the amount of compensation actually received by the Named Executive Officer during fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options outstanding at December 31, 2007 for each of the Named Executive Officers. Such stock options are exercisable for shares of common stock of Holdings. The vesting dates applicable to each stock option award are set forth in footnotes below the table. There were no outstanding unvested stock awards for our Named Executive Officers outstanding at December 31, 2007.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Dr. Jonathan Rich
Tranche A Options	—	25,000	(2)	—	100	6/8/17	—	—	—	—
Tranche B Options	—	25,000		—	100	6/8/17	—	—	—	—
Tranche C Options	—	25,000		—	100	6/8/17	—	—	—	—

Steven Delarge
Tranche A Options	—	2,709	(3)	—	100	3/30/17	—	—	—	—
Tranche B Options	—	2,708		—	100	3/30/17	—	—	—	—
Tranche C Options	—	2,708		—	100	3/30/17	—	—	—	—

Eddy Wu
Tranche A Options	—	3,167	(4)	—	100	6/5/17	—	—	—	—
Tranche B Options	—	3,167		—	100	6/5/17	—	—	—	—
Tranche C Options	—	3,166		—	100	6/5/17	—	—	—	—

Douglas Johns
Tranche A Options	—	2,334	(5)	—	100	3/30/17	—	—	—	—
Tranche B Options	—	2,333		—	100	3/30/17	—	—	—	—
Tranche C Options	—	2,333		—	100	3/30/17	—	—	—	—

Dr. Raymond Kolberg
Tranche A Options	—	2,334	(6)	—	100	3/30/17	—	—	—	—
Tranche B Options	—	2,333		—	100	3/30/17	—	—	—	—
Tranche C Options	—	2,333		—	100	3/30/17	—	—	—	—

(1)

All options issued to Dr. Rich were granted on June 8, 2007. All options issued to Messrs. Delarge, Johns and Kolberg were granted on March 30, 2007 and all options issued to Mr. Wu were granted on June 5, 2007. Assuming continued employment with the Company, (i) the Tranche A options vest in five equal installments on each of the 14th, 24th, 36th, 48th and 60th month anniversaries of the consummation of the Acquisition (except for Dr. Rich whose vesting scheduled is based on the date of grant and whose first installment vests on the 12th month anniversary of the date of grant), (ii) the Tranche B options vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of 20% and (iii) the Tranche C options vest upon the achievement of an internal rate of return of such funds of 25%.

(2)	Assuming Dr. Rich’s continued employment with the Company, Tranche A options to purchase 5,000 shares of Holdings common stock vest on June 8th of each year from 2008 through 2012.
(3)

Tranche A options to purchase approximately 542 shares of Holdings common stock vested on February 3rd and will vest on December 3rd of each year from 2008 through 2011 assuming Mr. Delarge’s continued employment with the Company.

(4)

Tranche A options to purchase approximately 634 shares of Holdings common stock vested on February 3, 2008 and will vest on December 3rd of each year from 2008 through 2011 assuming Mr. Wu’s continued employment with the Company.

(5)

Tranche A options to purchase approximately 467 shares of Holdings common stock vested on February 3, 2008 and will vest on December 3rd of each year from 2008 through 2011 assuming Mr. Johns’ continued employment with the Company.

(6)

Tranche A options to purchase approximately 467 shares of Holdings common stock vested on February 3, 2008 and will vest on December 3rd of each year from 2008 through 2011 assuming Dr. Raymond Kolberg’s continued employment with the Company.

Option Exercises and Stock Vested

No options were exercised by the Named Executive Officers in fiscal year 2007. Although the Named Executive Officers purchased Holdings common stock during fiscal year 2007 as set forth above in the table entitled “Grants of Plan Based Awards,” such stock was not subject to any vesting requirements.

Pension Benefits

The following table sets forth for each Named Executive Officer employed in the U.S. information regarding the benefits payable under each of our plans that provides for payments or other benefits at, following, or in connection with such Named Executive Officer’s retirement. The following table does not provide information regarding tax-qualified or nonqualified defined contribution plans. Mr. Wu, who is employed by our Hong Kong subsidiary, does not participate in any of our pension plans.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)(3)	Payments During 2007 ($)
Dr. Jonathan Rich	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	— — —	— — —	— — —

Wayne Hewett	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	21.245 21.245 21.245	— — —	— — —

Steven Delarge	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	28.501 28.501 28.501	9,977 182,964 —	— — —

Douglas Johns	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	16.121 16.121 16.121	23,736 87,297 —	— — —

Dr. Raymond Kolberg	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	23.481 23.481 23.481	14,587 74,013 —	— — —

(1)	The Named Executive Officers have received credit for their years of service to GE prior to the Acquisition for purposes of determining their eligibility for Momentive pension benefits.
(2)	The accumulated benefit is based on service and earnings (base salary and bonus, as described below) that are considered by the plans for the period from January 29, 2007 to December 31, 2007. The present value has been calculated assuming the Named Executive Officers will remain in service with the Company until age 60, the age at which retirement could have occurred before April 1, 2008 without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 17 of the Notes to our Consolidated and Combined Financial Statements. As described in such note, the interest assumption is 6.60%. If the assumed retirement age was changed to age 65, the normal retirement age on or after April 1, 2008 for exempt employees as defined in the plans, the present value in total for the three plans would instead be $0, $0, $128,508; $71,926 and $56,739 for each of Messrs. Rich, Hewett, Delarge, Johns and Kolberg. The post-retirement mortality assumption is based on the Uninsured Pensioner 1994 Mortality Table projected to 2015. None of the Named Executive Officers are vested in the Momentive Supplementary Pension Plan as of December 31, 2007.
(3)	Dr. Jonathan Rich did not become eligible for benefits under the plan until January 1, 2008, the beginning of the first fiscal year following his hire date.

Momentive Pension Plan. The Momentive Pension Plan is a funded and tax qualified retirement program that covers approximately 2,350 eligible U.S. employees as of December 31, 2007. As applicable to the Named Executive Officers, the plan provides benefits based primarily on a formula that takes into account the executive’s earnings for each fiscal year. For fiscal year 2007, the formula provides an annual benefit accrual equal to 1.45% of the executive’s earnings for the year up to $35,000 and 1.9% of his earnings for the year in excess of $35,000. The executive’s annual earnings taken into account under this formula include base salary and one-half of eligible bonus payments, but may not exceed an IRS-prescribed limit applicable to tax-qualified plans of $225,000 for 2007. For service in 2007, the maximum incremental annual benefit an executive could have earned toward his total pension payments under this plan was $4,117.50 ($343.13 per month), payable after retirement as described below.

For fiscal years 2008 and later, the formula under the plan provides an annual benefit equal to the number of the employee’s years of credited service earned after 2007 multiplied by the sum of 1.1% of the executive’s average of compensation in the highest 5 consecutive years of the last 10 years prior to termination (the “5 year average compensation”) up to “covered compensation” and 1.6% of final 5 year average compensation in excess of “covered compensation.” “Covered compensation” is currently $47,500 and for fiscal years through 2010 and later will vary over the years based in part on changes in the average of the Social Security taxable wage bases. The executive’s annual earnings taken into account under this formula include base salary and one-half of the eligible bonus payments, but may not exceed an IRS-prescribed limit applicable to tax-qualified plans of $225,000 for 2007.

The accumulated benefit an employee earns over his or her career with the Company is payable starting after retirement on a monthly basis for life with a guaranteed minimum term of five years. Prior to April 1, 2008, U.S. employees that are classified as exempt employees, including the Named Executive Officers, are generally eligible to retire under this plan with unreduced benefits at age 60. On or after April 1, 2008, U.S. employees that are classified as exempt employees, including the Named Executive Officers, are generally eligible to retire under this plan with unreduced benefits at age 65 (or at age 62 with 25 years of service if hired before January 1, 2005). U.S. employees that are classified as non-exempt employees are generally eligible to retire under this plan with unreduced benefits at age 60. Employees vest in the Momentive Pension Plan after five years of qualifying service. In addition, the Plan provides for Social Security supplements if the employee was hired prior to January 1, 2005 and spousal joint and survivor annuity options.

Benefits under the Momentive Pension Plan are subject to the limitations imposed under section 415 of the Internal Revenue Code. The section 415 limit for 2007 is $180,000 per year for a single life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distribution and different annuity starting dates.

Momentive Supplementary Pension Plan. The Company provides the Momentive Supplementary Pension Plan to approximately 25 U.S. plan participants in the executive-band and above to provide for retirement benefits above amounts available under the Company’s tax-qualified and other pension programs. The Supplementary Pension Plan is unfunded and is not qualified for tax purposes. An employee’s annual Supplementary Pension, when combined with certain amounts payable under the Company’s tax-qualified and other pension programs and Social Security, will equal 1.75% of the employee’s “earnings credited for retirement benefits” multiplied by the number of the employee’s years of credited service, up to a maximum of 60% of such earnings credited for retirement benefits. The “earnings credited for retirement benefits” are the employee’s average annual compensation (base salary and bonus) for the highest 36 consecutive months out of the last 120 months prior to retirement. Employees are generally not eligible for benefits under the Supplementary Pension Plan if they leave the company prior to reaching age 60. The normal retirement age as defined in this Plan is 65, with benefits becoming payable at age 60. Benefits under the Supplementary Pension Plan are generally payable at the same time and in the same manner as the Momentive Pension Plan.

Momentive Excess Benefits Plan. The Momentive Excess Benefits Plan is unfunded and not qualified for tax purposes. Benefits payable under this program are equal to the excess of (1) the amount that would be payable in accordance with the terms of the Momentive Pension Plan disregarding the limitations imposed pursuant to section 415 of the Internal Revenue Code over (2) the pension actually payable under the Momentive Pension Plan taking such section 415 limitations into account. Benefits under the Excess Benefits Plan are payable at the same time and in the same manner as the Momentive Pension Plan. The Company expects only insignificant accruals under this plan, if any.

The Company established the above pension plans for U.S. employees in 2007 and such employees are eligible for benefits under the plans starting from the later of January 29, 2007 or their hire date. Pursuant to the U.S. Employee Lease Agreement, the Named Executive Officers other than Mr. Wu participated in GE Pension Plans from December 4, 2006 until January 28, 2007 and Momentive reimbursed GE for the costs of these plans. No pension benefits were paid to any of the Named Executive Officers in the fiscal year 2007. The Company does not have a policy for granting extra pension service. The Company intends to meet the 2007 plan year minimum funding requirements for the Momentive Pension Plan by September 2008.

Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified. Pursuant to the U.S. Employee Lease Agreement, Mr. Hewett participated in GE non-qualified deferred compensation plans during the period from December 4, 2006 through December 31, 2006. The Company reimbursed GE for the costs of these plans.

Potential Payments Upon Termination or Change in Control

Pursuant to his employment agreement, in the event that the Company terminates Dr. Rich’s employment without “cause” or Dr. Rich resigns for “good reason” (each, as defined in his employment agreement), Dr. Rich is entitled to the following payments and benefits (i) accrued salary, expenses, bonus and other accrued amounts, (ii) 18 months of continued base salary, payable in accordance with the Company’s payroll practices, (iii) a pro rata bonus (based on Company performance) for the year of termination and (iv) continued health and welfare benefits (excluding long-term disability coverage) for 18 months for Dr. Rich (and, where applicable, his dependents), subject to cutoff in certain events in connection with Dr. Rich’s subsequent reemployment. Dr. Rich’s receipt of these payments and benefits is subject to his execution and nonrevocation of a release of claims against the Company. In addition, Dr. Rich is subject to noncompetition, nonsolicitation and confidentiality covenants while employed by the Company and for two years (in the case of the noncompetition), one year (in the case of nonsolicitation) and on an ongoing basis (in the case of confidentiality) following termination of his employment for any reason.

The Company’s employment of Messrs. Delarge, Wu, Johns and Kolberg are governed by binding term sheets between the Company and each executive. Pursuant to their term sheets, Messrs. Delarge, Wu, Johns and Kolberg are entitled to severance benefits that are no less favorable than those provided to them under the policies and practices of GE in effect on December 3, 2006 (other than with respect to benefits pursuant to any early retirement program, which may be changed from time to time). Accordingly, upon termination of their employment by the Company without “cause” (as defined in the applicable severance policy), Messrs. Delarge, Johns and Kolberg would be entitled to stay on the Company’s payroll at their salary then in effect including benefits (health, life insurance, etc.) for up to a specified period (Delarge and Kolberg—1 year; and Johns—6 months) or until they begin full-time employment with another employer, whichever event occurs first. Mr. Wu would be entitled to receive a lump sum severance payment equal to 15 months of salary. In addition, it is expected that the Company will continue a pre-existing practice to offer outplacement services via a nationally recognized firm for executives. These severance benefits would be contingent on execution of a separation agreement and general release of claims against the Company by the executive. Pursuant to their term sheets, the above executives are subject to non-competition and non-solicitation restrictions during their employment and for one year following termination, and an ongoing confidentiality obligation. In addition, pursuant to the terms of a securityholders agreement, in the event that the Company terminates their employment without “cause” or the executive resigns for “good reason” (as such terms are defined in the securityholders agreement), Messrs.

Rich, Delarge, Wu, Johns and Kolberg may exercise put rights within 90 days of their termination of employment entitling them to sell all (but not less than all) of their shares of Holdings common stock back to Holdings at a price equal to their original cost. The securityholders agreement also subjects each of these executives to additional non-competition and non-solicitation restrictions during their employment and for one year following termination.

The table below includes estimated cash compensation and the estimated value of non-cash benefits that each Named Executive Officers other than Mr. Hewett (who resigned in June 2007) would be entitled to receive, assuming such executive was terminated without “cause” (as defined in the applicable employment agreement or GE severance policy) by the Company on December 31, 2007, and with respect to Dr. Rich only, assuming such executive resigned with “good reason” (as defined in his employment agreement) on December 31, 2007. The table does not include the value of any stock that the executive may be entitled to sell back to Holdings in the event of such termination.

Name	Estimated Cash Compensation ($) (1)	Estimated Value of Non Cash Benefits ($) (2)
Dr. Jonathan Rich	1,625,000	7,679
Steven Delarge	570,000	22,363
Eddy Wu	464,600	7,100
Douglas Johns	274,000	19,173
Dr. Raymond Kolberg	500,000	20,399

(1)	This column reflects cash severance payments (based on salary as of December 31, 2007) and a cash bonus equal to the target bonus (including the guaranteed portion) under the 2007 incentive bonus plan.
(2)	This column reflects the value of health care benefits for Mr. Rich, the value of health care benefits, life insurance benefits and outplacement benefit services for Messrs. Delarge, Johns and Kolberg and the value of outplacement benefit services for Mr. Wu. Such values are based on assumptions used for financial reporting purposes under generally accepted accounting principals.

In addition, pursuant to their option agreements, time-based stock options granted to our Named Executive Officers other than Mr. Hewett will vest as follows in connection with a change in control of Holdings: (i) if Apollo realizes at least a 20% cash-on-cash return upon such change in control, 50% of the time-based options will vest upon the earlier of 12 months of continued employment after the change in control or termination of the Named Executive Officer’s employment without cause or for good reason during this 12-month period and (ii) if Apollo realizes at least a 25% cash-on-cash return upon such change in control, 100% of the time-based options will vest upon the earlier of the 12 month anniversary of the change in control and the qualifying termination of employment described above. Performance-based options will vest in connection with a change in control to the extent the applicable performance targets are met.

Other than as described above, neither the Company nor Holdings has any specific change in control policies.

Compensation of Directors

The following table shows compensation information during fiscal year 2007 for each Director of Holdings that is not a Company employee. Holdings does not have a compensation program in effect for its Directors that are Company employees. The Company does not have a compensation program in effect for its Directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Harris	84,000	—	65,644	—	—	—	149,644
William Joyce	86,000	—	65,644	—	—	—	151,644
Scott Kleinman	93,000	—	65,644	—	—	—	158,644
Stan Parker	89,000	—	65,644	—	—	—	154,644
Marvin Schlanger	62,250	—	65,644	—	—	—	127,894
Stephen Sedita (4)	64,625	—	65,644	—	—	—	130,269
Wayne Hewett (4)	16,375	—	—	—	—	—	16,375

(1)	“Fees Earned or Paid in Cash” refer to all cash fees that we paid or were accrued in 2007, including annual retainer fees, committee fees and meeting fees.
(2)	On March 30, 2007, Apollo sold Mr. Schlanger 2,500 shares of Holdings common stock at a price per share of $100. Since such stock was not sold at a discount to its fair market value at the time of sale, the grant date fair value of the stock sold to Mr. Schlanger determined in accordance with FAS 123(R) is $0.
(3)	All options issued were Tranche D options not subject to vesting. The grant date fair value of each option award determined in accordance with FAS 123(R) was $65,644. As of December 31, 2007, Messrs. Harris, Joyce, Kleinman, Parker and Schlanger and a GE affiliate (as a result of Mr. Sedita’s service on the Board) each held options to purchase 2,000 shares of Holdings common stock with an exercise price per share of $100.
(4)	Mr. Sedita, who had been appointed to the Board of Directors of Holdings as the designee of a GE affiliate pursuant to the terms of a securityholders agreement, resigned from the Board on October 24, 2007. On October 26, 2007, Mr. Hewett was appointed to the Board as the new designee of the GE affiliate. In accordance with GE’s internal policies, the equity and non-equity director compensation that Mr. Sedita and Mr. Hewett were entitled to receive was paid or issued to the GE affiliate that designated Messrs. Sedita and Hewett for appointment to the Board. The director compensation Mr. Hewett was entitled to receive is also disclosed in the Summary Compensation Table above.

Under Holdings’ compensation plan for its Directors in effect now and in 2007, each Director of Holdings that is not a Company employee is entitled to an annual retainer of $75,000 paid quarterly in advance, plus $2,000 for each meeting of the Board attended in person or $1,000 if attended by telephone. Each Board committee member that is not a Company employee is also entitled to receive $2,000 for each committee meeting attended in person, or $1,000 for each committee meeting attended by telephone. In addition, in connection with the Acquisition, each Director of Holdings that was not an employee of the Company was entitled to receive fully-vested options to purchase 2,000 shares of Holdings common stock at an exercise price of $100 per share, the fair market value of the stock determined in accordance with the Plan at the time of grant and the same purchase price per share paid by Apollo in the Acquisition. In addition, in connection with his agreement to serve on the Board of Directors of Holdings, Apollo sold 2,500 shares of Holdings common stock to Mr. Schlanger at a price per share of $100, the same purchase price per share paid by Apollo in the Acquisition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of our capital stock. The following table sets forth as of March 28, 2008 information regarding the beneficial ownership of the common stock of Holdings and shows the number of shares and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Holdings;

•	each of our named executive officers;

•	each member of the board of directors of Holdings; and

•	all of the executive officers and members of the board of directors of Holdings as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 28, 2008. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Management VI, L.P. and affiliates (1)	4,616,904	90.17%
GE Capital Equity Investments, Inc. (2)	505,500	9.83%
Dr. Jonathan Rich (3)(4)	25,000	1.92%
Steven Delarge (3)(4)(5)	3,042	—
Eddy Wu (3)(4)(6)	4,134	—
Douglas Johns (3)(4)(7)	2,967	—
Dr. Raymond Kolberg (3)(4)(8)	2,967	—
Joshua Harris(9)(10)	2,000	—
Dr. William Joyce (9)(11)	2,000	—
Scott Kleinman (9)(10)	2,000	—
Stan Parker (9)(10)	2,000	—
Wayne Hewett (12)	0	—
Marvin Schlanger (4)(9)(13)	4,500	—
Executive Officers and Directors as a group (4)(14)	64,443	1.26%

Total	5,120,404	100.00%

(1)

Includes shares owned by the following group of investment funds and vehicles affiliated with Apollo Management VI, L.P.: (i) 2,380,609.9730 shares of common stock owned by Apollo Investment Fund VI, L.P., whose general partner is Apollo Advisors VI, L.P., whose general partner is Apollo Capital Management VI, LLC; (ii) 2,148,390.0270 shares of common stock owned by AP Momentive Holdings, LLC, whose sole manager is Apollo Management VI, L.P., whose general partner is AIF VI Management, LLC. The address of each of these entities is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019. Also includes 87,904 shares for which Apollo Management VI,

L.P. has voting power pursuant to proxies granted by all stockholders of Holdings other than GE Capital Equity Investments, Inc. and affiliates of Apollo Management VI, L.P. under the terms of a securityholders agreement.

(2)	Includes 2,000 shares issuable upon the exercise of outstanding options issued in respect of service on Holdings Board of Directors by the designee of GE Capital Equity Investments, Inc. The address of GE Capital Equity Investments, Inc. is 299 Park Avenue, New York, New York 10171.
(3)	The address of Messrs. Rich, Delarge, Wu, Johns and Kolberg is c/o Momentive Performance Materials Inc., 187 Danbury Road, Wilton, Connecticut 06897.
(4)	Apollo Management VI, L.P. has voting power with respect to such shares pursuant to proxies granted under the terms of a securityholders agreement.
(5)	Includes 542 shares issuable upon the exercise of options that are exercisable within sixty days of March 28, 2008.
(6)	Includes 634 shares issuable upon the exercise of options that are exercisable within sixty days of March 28, 2008.
(7)	Includes 467 shares issuable upon the exercise of options that are exercisable within sixty days of March 28, 2008.
(8)	Includes 467 shares issuable upon the exercise of options that are exercisable within sixty days of March 28, 2008.
(9)	Includes for each of Messrs. Harris, Joyce, Kleinman, Parker and Schlanger 2,000 shares issuable upon the exercise of options.
(10)	The address of Messrs. Harris, Kleinman and Parker is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(11)	The address of Dr. Joyce is c/o Nalco Holdings Company, 1601 W. Diehl Road, Naperville, Illinois 60563.
(12)	The address of Mr. Hewett is c/o GE Capital Equity Investments, Inc., 299 Park Avenue, New York, New York 10071.
(13)	The address of Mr. Schlanger is 15 Southwood Drive, Cherry Hill, New Jersey 08008.
(14)	Includes 14,293 shares issuable upon the exercise of outstanding options.

Equity Compensation Plan Information

We have no compensation plans that authorize issuing our common stock to employees or non-employees.

The following table summarizes certain information related to Holdings Long-Term Incentive Plan, pursuant to which Holdings may sell shares and grant options and other securities to our employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2007	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of December 31, 2007
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	—	—	—
Equity Compensation plans not approved by security holders
Long-Term Incentive Plan	243,024	$100.00	417,650	(1)

(1)	The number of securities remaining available for future issuance under the Long-Term Incentive Plan has been reduced by the shares of common stock sold under the Plan since the adoption of the Plan. Such shares were sold at fair market value determined in accordance with the Long-Term Incentive Plan.

On March 30, 2007, Holdings adopted the 2007 Long-Term Incentive Plan, which permits Holdings to sell shares and grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, consultants to, or certain investors in Holdings or any of its subsidiaries, including the Company. As of December 31, 2007, there were 500,000 shares of common stock of Holdings authorized for issuance under the 2007 Long-Term Incentive Plan. Additional information regarding the Long-Term Incentive Plan can be found in Note 12 (Stock-Based Compensation) of the Notes to our Consolidated and Combined Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Momentive Group has entered into various agreements with GE and Apollo primarily in connection with the Acquisition on terms which management has concluded are fair to us.

Transition Services Agreement

GE and Holdings entered into a transition services agreement at the closing of the Acquisition on December 3, 2006. Under this agreement, GE agreed to provide the Momentive Group various services, for example, certain IT services, access to certain GE systems and historical data, human resource service and Environmental Health and Safety services. Holdings agreed that the Momentive Group would provide to GE certain IT and Environmental Health and Safety services. GE and Holdings agreed to provide these services, assistance and use of certain facilities on an interim basis for up to two years, with possible extensions of up to one additional year, to permit us to transition to a stand-alone business and to permit GE to find replacement providers. Pursuant to this agreement, the Momentive Group incurred fees for TSA services provided by GE of approximately $14.3 million and $2.5 million in fiscal year 2007 and 2006, respectively, and GE incurred fees for services provided by the Momentive Group of approximately $0.1 million and $0.1 million in fiscal year 2007 and 2006, respectively. The current estimate for TSA services provided by GE to the Momentive Group is approximately $16.9 million over the life of the TSA assuming such arrangements are not voluntarily extended, of which $16.8 million has already been incurred. The current estimate of services that the Momentive Group will provide to GE is approximately $0.3 million.

Trademark License Agreement

GE and Holdings are parties to a trademark license agreement with respect to the GE mark and monogram and certain product specifications containing the letters “GE” for use in connection with certain of Momentive Group’s products. GE has quality control rights with respect to products using the GE mark and monogram. The initial term of the license is seven years commencing on December 3, 2006 and is royalty-free, with a five-year renewal option that would require payment of royalties.

Intellectual Property Cross License Agreement

GE and Holdings are parties to an intellectual property cross-licensing agreement to ensure that the Momentive Group owns or has the right to use all intellectual property necessary to conduct its business as was conducted at the time of the Acquisition. The agreement provides for four different categories of ownership and licensing terms (including the scope, duration and exclusivity of the license) based on the use of the intellectual property by the Momentive Group or by GE prior to closing. All licenses of intellectual property by GE to the Momentive Group or by the Momentive Group to GE are perpetual and royalty-free.

Siloxane Off-Take, Long-Term Siloxane Supply and Technology License Agreement

One of our subsidiaries, Momentive Performance Materials (Thailand) Ltd., is presently a party to an off-take agreement that provides for ASM, which is owned 50% by GE Monomer (Holdings) Pte. Ltd. and its affiliates, to supply siloxane and certain related products to us through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the Acquisition, GE, GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., Holdings and Momentive Performance Materials (Thailand) Ltd., formerly known as GE Toshiba Silicones (Thailand) Limited, entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, GE and GE Monomer (Holdings) Pte. Ltd. will ensure Momentive Performance Materials (Thailand) Ltd. a supply of siloxane and certain related products at least at current levels for a period of 20 years after the closing of the Acquisition, subject to customary force majeure provisions and certain other limited exceptions.

Under the current arrangement, Momentive Performance Materials (Thailand) Ltd. is committed to purchase approximately a minimum of $90 million each year for off-take product, and it is expected it will pay approximately $1.8 billion over the life of the agreement, without taking account for inflation and changes in foreign exchange effects. Pursuant to the off-take agreement, Momentive Performance Materials (Thailand) Ltd. made purchases of approximately $92.4 million and $7.7 million in fiscal year 2007 and 2006, respectively. For as long as the current off-take agreement is in effect, we will continue to pay the pricing specified in that agreement. After expiration of the off-take agreement, we will pay the same price at which ASM sells product to GE Monomer (Holdings) Pte. Ltd.

At the closing of the Acquisition, pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to Momentive Performance Materials (Thailand) Ltd. and Momentive Performance Materials (Thailand) Ltd. assumed all of the obligations GE Monomer (Holdings) Pte. Ltd. under such agreement. Pursuant to the Technology License Agreement, which terminates in 2039, Momentive Performance Materials (Thailand) Ltd. received royalties from ASM of approximately $1.9 million and $0.12 million during 2007 and 2006, respectively. Over the life of the Technology License Agreement with ASM, we estimate that Momentive Performance Materials (Thailand) Ltd. will receive royalties of approximately $61.4 million from ASM.

Product Supply and Distribution Agreements with GE and its Affiliates

At the closing of the Acquisition, the Company and GE entered into a number of product supply agreements pursuant to which we agreed to supply certain silicones and quartz products to GE’s Plastics, Aviation, Energy and Lighting divisions and entered into a distribution agreement pursuant to which we agreed to distribute silicones products through GE’s Polymershapes division. The agreements with GE’s Plastics and Polymershapes divisions were subsequently assigned by GE to unaffiliated third parties in connection with GE’s sale of its Plastics business to Saudi Basic Industries Corporation on August 31, 2007. During fiscal year 2006 and 2007, we also agreed to supply certain silicone products to various other GE divisions and other affiliates. The agreements with GE have initial terms ranging from one year to eighteen years for the small Aviation contract. These agreements in certain cases obligate us to supply, and GE to purchase, minimum volumes of product or require GE to purchase 100% of its requirements of certain products from us. Pursuant to these agreements and other purchase orders, we sold (or distributed through) GE and its affiliates approximately $45.7 million and $5.2 million of products in fiscal year 2007 and 2006, respectively. Over the lives of these agreements, we estimate that we will sell to (or distribute through) GE and its affiliates a total of approximately $201.5 million of products.

Service and Product Agreements with GE and its Affiliates

At the closing of the Acquisition, the Company and GE entered into four other commercial agreements pursuant to which GE affiliates provide us with certain services, raw materials and products, including materials testing services, acetone supply and production and refurbishment of certain equipment. The agreement regarding the supply of acetone was subsequently assigned by GE to an unaffiliated third party in connection with GE’s sale of its Plastics business to Saudi Basic Industries Corporation on August 31, 2007. During fiscal year 2006 and 2007, we also entered into a variety of lease and service agreements with GE affiliates, pursuant to which we lease various assets, including passenger vehicles, heavy equipment and computers, and GE affiliates provide us with various services, including credit card, fleet and outsourcing services. The commercial agreements and the lease and service agreements with GE and its affiliates have terms ranging from one year to seven years. Pursuant to these agreements and other purchase orders, we purchased approximately $63.5 million and $9.9 million of goods and services in fiscal year 2007 and 2006, respectively. Over the lives of these agreements, we estimate that we will purchase from GE and its affiliates a total of approximately $109 million of goods and services.

Product and Service Purchases and Sales with Affiliates of Apollo

We also supply products to, and purchase products and services from, various affiliates of Apollo. We sold Apollo affiliates approximately $1.2 million of products in fiscal year 2007. We purchased from Apollo affiliates approximately $1.9 million and $0.2 million of products and services in fiscal year 2007 and 2006, respectively.

Development Agreement

Holdings is party to a research and development agreement with GE’s Global Research Center that will provide for the continuation of certain of our research development activities undertaken by GE Global Research. We pay GE for costs incurred in connection with the research and development services provided by GE and reimburse GE for expenses related to projects under the agreement. The extent of each party’s intellectual property rights for each project depend on the classification assigned to the project by the parties. The term of this agreement began on January 1, 2007 and ends on December 31, 2008 but can be extended for another two-year period unless terminated by either party. Pursuant to this agreement, we incurred fees of approximately $0.9 million in fiscal year 2007. We estimate that the Company will spend a total of approximately $2.5 million on these services from GE during the initial two-year term of the agreement.

Employee Lease Agreements

Following the closing of the Acquisition, GE and Holdings were parties to two employee lease agreements with respect to certain employees of the Business (U.S. and non-U.S.), under which certain of the Momentive Group’s employees would remain employed by GE but provide their services to the Group. The agreement with respect to U.S.-based employees has been terminated and the employment of the persons covered by the agreement has been transferred to the Momentive Group. Holdings may terminate the remaining lease arrangement upon 20 days’ notice. Pursuant to this agreement, the Momentive Group incurred fees of approximately $45.5 million and $26.0 million in fiscal year 2007 and 2006, respectively. The Momentive Group estimates that it will incur fees of approximately $71.6 million over the lives of these agreements, of which $71.5 million has already been incurred.

Warrants

At the closing of the Acquisition, Holdings issued to GE warrants to purchase up to 155,722 shares of Holdings’ common stock at $100 per share. The warrants have since been transferred to GE Capital Equity Investments, Inc. with our consent. The warrants are non-transferable for one year, and will expire on the final maturity date of the Seller Note.

Securityholders Agreement

Holdings, Apollo and GE and those members of our management team who acquire shares of Holdings common stock or options to acquire shares of Holdings common stock, have entered into a securityholders agreement that is intended, among other things, to provide for the orderly governance of Holdings. Pursuant to the securityholders agreement, GE Capital Equity Investments, Inc. (“GE Equity”) is entitled to designate one member of the Holdings board of directors (currently, Wayne Hewett) or one non-voting observer of Holdings board meetings, depending on its level of ownership of Holdings. Until Holdings completes underwritten, registered public offerings of at least $250 million in the aggregate of Holdings common stock (a “Qualified IPO”) or until the securityholders agreement is terminated, Apollo holds a proxy to vote all the shares of holders other than GE Equity, non-Apollo holders may participate pro rata in certain transfers of Holdings common stock by Apollo, Apollo may require that non-Apollo holders participate pro rata in certain sales of Holdings common stock by Apollo, and non-Apollo holders may not otherwise dispose of their shares of Holdings common stock except in certain limited circumstances.

Apollo, at any time, and GE Equity, after a Qualified IPO, may demand registration under the Securities Act of Holdings common stock, subject to certain limitations. If, after a Qualified IPO, Holdings proposes to file any registration statement with respect to its common stock, all holders may request piggyback registration of their Holdings common stock as well, subject to underwriter reductions.

Prior to a Qualified IPO for as long as GE Equity maintains certain ownership levels, if Apollo purchases any Holdings common stock from Holdings, GE may participate in such purchase on a pro rata basis.

Apollo Management Agreement and Transaction Fee

Apollo and the Company are parties to a management agreement relating to the provision of certain financial and strategic advisory services and consulting services. The management agreement has an initial term of up to twelve years. Terms of the agreement provide for annual fees of $3.5 million. We also paid Apollo and GE an aggregate fee of $40.0 million for services rendered in connection with the Acquisition and reimbursed the Sponsors for certain expenses incurred in rendering those services.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee Charter of Holdings requires that the Audit Committee review and approve all transactions between related persons required to be reported under the provisions of Item 404 of Regulation S-K under the Securities Act and the Exchange Act.

The types of transactions that are covered by the policy include all transactions required to be so reported, including financial and other transactions, arrangements or relationships in which Holdings or any of its subsidiaries is a participant and in which a related person has a direct or indirect material interest, where the amount involved exceeds $120,000. There were no transactions required to be reported under the provisions of Item 404 of Regulation S-K since the beginning of the last fiscal year where the above procedures did not require review, approval or ratification or where such procedures were not followed.

Related persons include directors and director nominees, executive officers, shareholders beneficially owning more than 5% of Holdings’ voting stock, and immediate family members of any of the previously described persons. A related person could also be an entity in which a director, executive officer or 5% shareholder is an employee, general partner or 5% shareholder.

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, none of the Company or Holdings’ directors is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by KPMG LLP and its affiliated member firms during those periods.

	Year ended December 31,
	2007	2006
	($ in millions)
Audit fees	$5.6	0.6
Audit related fees	0.2	1.9
Tax fees	1.2	—

Total	$7.0	2.5

Audit Fees

Audit fees are fees billed for the audit of our annual financial statements and for the reviews of our quarterly financial statements in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees were comprised of assurance and related services that are related to the performance of the audit or review of the financial statements, including due diligence related to mergers and acquisitions, audit in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees were related to services for tax compliance, tax planning and tax advice.

Pre-Approval Policies and Procedures

Under the Audit Committee Charter of Holdings, all audit and non-audit services provided by our principal accounting firm must be pre-approved, if so required by any regulatory authority or listing agency, by the Audit Committee of Holdings or a subcommittee consisting of independent members of such Audit Committee. All services pre-approved by a subcommittee are reported to the full Audit Committee at its next regularly scheduled meeting. However, the services related to the Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees described above were approved prior to the formation of the Audit Committee of Holdings by officers of Holdings, with the consent of Apollo as the principal shareholder of Holdings.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents included in this report:

1.	Financial Statements—The Table of Contents on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedules—The following financial statement schedule is included in this annual report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts page SCH-1

3.	Exhibits—Exhibits are incorporated herein by reference or are filed with this report as indicated below:

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Nautilus Holdings Acquisition Corp. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.1	Certificate of Incorporation, as amended, of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.2	Amended and Restated By-laws of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.3	Certificate of Incorporation, as amended, of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.4	Amended and Restated By-laws of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.5	Certificate of Incorporation, as amended, of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.6	Amended and Restated By-laws of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.7	Certificate of Incorporation, as amended, of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.8	Amended and Restated By-laws of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.9	Amended and Restated Operating Agreement of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.10	Articles of Organization, as amended, of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
3.11	Certificate of Incorporation, as amended, of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.12	Amended and Restated By-laws of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.13	Certificate of Incorporation, as amended, of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.14	Amended and Restated By-laws of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.15	Operating Agreement of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.16	Certificate of Formation of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.17	Operating Agreement of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.18	Certificate of Formation of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.19	Operating Agreement of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.1	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.2	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
4.3	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.4	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.5	9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.6	10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.7	11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.8	9% Senior Euro Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.9	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $765,000,000 9 3/ 4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.10	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.11	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.12	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
4.13	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the €275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.14	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

10.1	$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Blitz 06-103 GmbH and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2	Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Blitz 06-103 GmbH, each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3	Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4	Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**	Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and GE Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

Exhibit Number	Description
10.8**	Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, GE Toshiba Silicones (Thailand) Limited and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9	Transition Services Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.10	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Bayer Silicones GmbH & Co. KG (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.11†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.12†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.13†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.14†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.15†	Employment Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Jonathan Rich (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.16†	Employment Agreement, dated March 19, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.17†	Separation Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.18*†	Employment Agreement, dated April 1, 2007, between Momentive Performance Materials (Hong Kong) Limited and Eddy Wu

14.1	Code of Conduct (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
**	Certain portions of this document have been omitted pursuant to a confidential treatment request.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ JONATHAN D. RICH Jonathan D. Rich	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2008

/S/ STEVEN P. DELARGE Steven P. Delarge	Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/S/ WILLIAM L. TORRENCE William L. Torrence	Controller (Principal Accounting Officer)	March 31, 2008

/S/ DOUGLAS A. JOHNS Douglas A. Johns	General Counsel, Secretary and Director	March 31, 2008

/S/ STAN PARKER Stan Parker	Director	March 31, 2008

MOMENTIVE PERFORMANCE MATERIALS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Momentive Performance Materials Inc.:

We have audited the accompanying consolidated balance sheets of Momentive Performance Materials Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the year ended December 31, 2007 and for the period from December 4, 2006 to December 31, 2006 (Successor), and the accompanying combined statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the period from January 1, 2006 to December 3, 2006 and for the year ended December 31, 2005 of GE Advanced Materials (Predecessor), together referred to hereafter as the Company, as described in note 1. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from December 4, 2006 to December 31, 2006 (Successor), and the results of operations of GE Advanced Materials and its cash flows for the period from January 1, 2006 to December 3, 2006 and for the year ended December 31, 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Albany, New York

March 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors

Momentive Performance Materials Inc.:

Under date of March 31, 2008, we reported on the consolidated balance sheets of Momentive Performance Materials Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the year ended December 31, 2007 and for the period from December 4, 2006 to December 31, 2006 (Successor), and the combined statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the period from January 1, 2006 to December 3, 2006 and for the year ended December 31, 2005 of GE Advanced Materials (Predecessor), together referred to hereafter as the Company. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related financial statement schedule listed in the index appearing under Item 15(a)(2) of the Company’s Form 10-K for the fiscal year ended December 31, 2007. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG

Albany, New York

March 31, 2008

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$249,056	198,010
Receivables, net (note 5)	494,010	537,303
Due from affiliates (note 4)	9,002	34,992
Inventories (note 6)	413,239	429,538
Prepaid expenses	11,541	8,006
Income tax receivable	14,865	—
Deferred income taxes (note 13)	20,278	13,082
Other current assets	10,062	7,074

Total current assets	1,222,053	1,228,005
Property and equipment, net (note 7)	1,249,254	1,468,843
Other long-term assets	83,457	90,098
Deferred income taxes (note 13)	16,664	3,060
Investments in nonconsolidated affiliates (note 21)	475	454
Intangible assets, net (note 8)	689,258	709,094
Goodwill (note 8)	1,186,053	918,630

Total assets	$4,447,214	4,418,184

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$329,564	202,305
Short-term borrowings (note 9)	4,768	2,128
Accrued expenses and other liabilities (note 10)	193,162	175,173
Accrued interest	18,545	20,776
Due to affiliates (note 4)	23,273	39,569
Accrued income taxes (note 13)	27,681	32,507
Deferred income taxes (note 13)	21,151	4,144
Current installments of long-term debt (note 9)	14,750	10,496

Total current liabilities	632,894	487,098
Long-term debt (note 9)	3,058,229	2,957,668
Other liabilities	85,488	49,226
Pension liabilities (note 17)	191,229	164,214
Deferred income taxes (note 13)	156,730	179,254

Total liabilities	4,124,570	3,837,460

Commitments and contingencies (notes 16 and 21)
Minority interests (note 15)	4,024	3,961
Shareholder’s equity (note 11):
Common stock	—	—
Additional paid-in capital	600,274	643,160
Accumulated deficit	(324,906)	(70,605)
Accumulated other comprehensive income	43,252	4,208

Total shareholder’s equity	318,620	576,763

Total liabilities and shareholder’s equity	$4,447,214	4,418,184

See accompanying notes to consolidated and combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated and Combined Statements of Operations

(Dollar amounts in thousands)

	Successor		Predecessor
	Year ended December 31,	For the periods from		Year ended December 31,
	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006	2005
Net sales	$2,537,802	246,189	2,167,986	2,341,964
Cost of sales, excluding depreciation	1,653,140	185,261	1,397,590	1,429,639

Gross profit	884,662	60,928	770,396	912,325
Selling, general and administrative expenses (note 4)	389,160	25,957	381,194	430,997
Depreciation and amortization expenses	294,587	26,944	153,380	186,339
Research and development expenses	78,571	7,399	72,830	72,140
In-process research and development (note 8)	—	52,026	—	—
Restructuring and other costs (note 3(u))	40,152	200	10,600	—

Operating income (loss)	82,192	(51,598)	152,392	222,849
Other income (expense):
Interest income (note 4)	7,242	727	87,323	76,652
Interest expense (notes 4, 5 and 9)	(288,836)	(22,309)	(99,157)	(93,292)
Other income (expense), net (notes 3(r) and 4)	(19,976)	49	(4,705)	(1,767)
Minority interests (note 15)	(128)	(167)	(43,865)	(64,663)

Income (loss) before income taxes (benefit)	(219,506)	(73,298)	91,988	139,779
Income taxes (benefit) (note 13)	34,795	(2,693)	58,291	65,469

Net income (loss)	$(254,301)	(70,605)	33,697	74,310

See accompanying notes to consolidated and combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated and Combined Statements of Shareholder’s Equity and Comprehensive Income (Loss)

(Dollar amounts in thousands)

Predecessor	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Due to General Electric Company	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Comprehensive income (loss)
Balance at December 31, 2004	—	$—	—	—	2,194,196	44,579	2,238,775
Comprehensive income (loss):
Net income	—	—	—	—	74,310	—	74,310	$74,310
Foreign currency translation adjustments—net	—	—	—	—	—	(29,384)	(29,384)	(29,384)
Other comprehensive income adjustments—net	—	—	—	—	—	(970)	(970)	(970)

Total comprehensive income								$43,956

Net transfers to General Electric Company					(108,045)	—	(108,045)

Balance at December 31, 2005	—	—	—	—	2,160,461	14,225	2,174,686
Comprehensive income (loss):
Net income	—	—	—	—	33,697	—	33,697	$33,697
Foreign currency translation adjustment—net	—	—	—	—	—	36,741	36,741	36,741
Other comprehensive income adjustments—net	—	—	—	—	—	864	864	864

Total comprehensive income								$71,302

Net transfers from General Electric Company	—	—	—	—	1,083,353	—	1,083,353

Balance at December 3, 2006	—	$—	—	—	3,277,511	51,830	3,329,341

Successor
Issuance of common stock, 100 shares at $ .01 par (note 11(a))	100	$—	643,160	—	—	—	643,160
Comprehensive income (loss):
Net loss	—	—	—	(70,605)	—	—	(70,605)	$(70,605)
Foreign current translation adjustments—net	—	—	—	—	—	4,098	4,098	4,098
Other comprehensive income adjustments—net	—	—	—	—	—	110	110	110

Total comprehensive loss								$(66,397)

Balance at December 31, 2006	100	—	643,160	(70,605)	—	4,208	576,763
Deemed dividend to General Electric Company	—	—	(44,441)	—	—	—	(44,441)
Stock option activity and other	—	—	1,555	—	—	—	1,555
Comprehensive income (loss):
Net loss	—	—	—	(254,301)		—	(254,301)	$(254,301)
Foreign currency translation adjustment—net	—	—	—	—	—	25,033	25,033	25,033
Other comprehensive income adjustments—net	—	—	—	—	—	14,011	14,011	14,011

Total comprehensive loss								$(215,257)

Balance at December 31, 2007	100	$—	600,274	(324,906)	—	43,252	318,620

See accompanying notes to consolidated and combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated and Combined Statements of Cash Flows

(Dollar amounts in thousands)

	Successor		Predecessor
	Year ended December 31,	Period from		Year ended December 31,
	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006	2005
Cash flows from operating activities:
Net income (loss)	$(254,301)	(70,605)	33,697	74,310
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	294,587	26,130	153,380	186,339
Amortization of debt issuance costs	11,208	814	—	—
In-process research and development	—	52,026	—	—
Deferred income taxes	5,494	(11,041)	604	(2,643)
Change in minority interests	(363)	179	43,865	64,663
Equity in income of non-consolidated affiliates	—	—	1,009	—
Gain on sale of investments in non-consolidated affiliates	—	—	—	(4,100)
Unrealized loss on derivative instruments	17,778	—	—	—
Gain on sale of technology	(1,646)
Changes in operating assets and liabilities:
Receivables	69,692	(50,405)	(276,803)	13,605
Inventories	42,446	71,095	(28,071)	(16,789)
Due to/from affiliates	(13,088)	10,370	(38,861)	(14,924)
Prepaid expenses and other assets	6,948	4,716	702	2,732
Trade payables	115,256	50,088	(39,605)	13,056
Accrued expenses and other liabilities	(10,967)	9,830	(50,277)	51,441
Accrued income taxes	(7,587)	8,349	(3,483)	47,790
Pension liabilities	26,070	(900)	2,658	4,606

Net cash provided by (used in) operating activities	301,527	100,646	(201,185)	420,086

Cash flows from investing activities:
Capital expenditures	(176,912)	(21,723)	(148,272)	(131,175)
Purchases of intangible assets	(2,896)	—	(1,739)	(387)
Payments associated with acquisition of OrganoSilicones Inc.	—	—	(56,260)	(62,713)
Investment in nonconsolidated affiliates	(766)	—	(37,462)	—
Payments associated with acquisition of Momentive Performance Materials Inc.	(61,985)	(3,704,361)	—	—
Proceeds from sale of technology	2,412	—	—	—
Proceeds from sale of investments in non-consolidated affiliates	—	—	—	15,500

Net cash used in investing activities	(240,147)	(3,726,084)	(243,733)	(178,775)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	903,500	—	—
Capital contribution from joint venture partner	—	—	7,350	—
Dividend paid to joint venture partner	—	—	(63,664)	(2,660)
Net (decrease) increase in short-term borrowings	2,640	—	(693)	(2,434)
Proceeds from issuance of long-term debt	23,093	3,023,928	—	32,996
Payments of long-term debt	(10,804)	(50,000)	(3,089)	—
Debt issuance costs	—	(78,212)	—	—
Principal payments of capital lease obligations	(2,085)	(193)	(1,750)	(2,256)
Funds received from Xinan (note 21)	19,792	—	—	—
Funds remitted to joint venture	(9,800)	—	—	—
Net transfers from (to) General Electric Company and affiliates	—	—	101,578	(88,963)

Net cash provided by (used in) financing activities	22,836	3,799,023	39,732	(63,317)

Increase (decrease) in cash and cash equivalents	84,216	173,585	(405,186)	177,994
Effect of exchange rate changes on cash	(33,170)	(633)	21,469	(32,357)
Cash and cash equivalents, beginning of period	198,010	25,058	638,227	492,590

Cash and cash equivalents, end of period	$249,056	198,010	254,510	638,227

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$276,629	424	99,292	90,550
Income taxes	36,887	—	64,622	21,909

See accompanying notes to consolidated and combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(1)	Description of Business

Momentive Performance Materials Inc. (the Company or Successor) was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (Holdings or together with its subsidiaries the Momentive Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor) business. Prior to November 21, 2006, the Company was known as Nautilus Holdings Intermediate Corp. The acquisition was completed on December 3, 2006 (the Acquisition). Holdings is owned approximately 90% by Apollo Management VI, L.P. (Apollo) and 10% by GE Capital Equity Investments, Inc. GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE.

The Company is comprised of two business segments, Silicones and Quartz. The Silicones segment (Silicones) is a global organization engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz segment (Quartz), also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company is headquartered in Wilton, Connecticut. The accompanying financial statements include the Successor, representing the periods subsequent to the Acquisition, and the Predecessor, representing the periods prior to the Acquisition.

Momentive Performance Materials Inc. is comprised of the following legal entities and their wholly-owned subsidiaries: Momentive Performance Materials USA Inc.; Momentive Performance Materials Worldwide Inc.; and Momentive Performance Materials China SPV Inc.

Prior to the Acquisition, Silicones was comprised of the following legal entities and their wholly owned subsidiaries: America Silicones, Inc.; GE Silicones, Inc.; GE Sealants and Adhesives, Inc; GE Silicones LLC; OSi Industria de Silicones, Ltda; GE Bayer Silicones Verwaltungs GmbH; GE Bayer Silicones GmbH & Co. KG; GE Specialty Materials (Suisse) Sarl; GE Silicones (Benelux) BVBA; GE Toshiba Silicones Co. Ltd. GE Toshiba Silicones Asia Pacific Pte Ltd.; GE Toshiba Silicones (Nantong) Co. Ltd.; GE Toshiba Silicones Shanghai Co. Ltd.; GE Toshiba Silicones (Thailand) Ltd.; and GE Toshiba Silicones Co Ltd (Hong Kong). Quartz was comprised of the following legal entities and their wholly-owned subsidiaries: GE Quartz, Inc.; GE Quartz Europe GmbH; GE Specialty Materials (UK) Limited; Advanced Ceramics Europe Ltd (UK); GE Specialty Materials Japan Co. Ltd, (Japan); and GE Quartz (China) Co. Ltd.

In the Americas, Silicones has manufacturing facilities in Waterford, New York; Sistersville, West Virginia; Euless, Texas; New Smyrna Beach, Florida; Pickering, Ontario, Canada; Itatiba, Brazil; and custom elastomers compounding operations in Chino, California and Garrett, Indiana. In the Americas, Quartz manufactures in Strongsville, Ohio; Willoughby, Ohio; Richmond Heights, Ohio and Newark, Ohio. A majority of the manufacturing personnel in Waterford, New York; Pickering, Ontario; Sistersville, West Virginia and Willoughby, Ohio are covered by collective bargaining agreements.

Silicones has manufacturing facilities outside the Americas in Leverkusen, Germany, Nantong, China (under construction), Ohta, Japan, Rayong, Thailand, Shanghai, China, Shenzhen, China, Songjiang, China, Bergen op Zoom, Netherlands, Lostock, U.K., Termoli, Italy, Bangalore, India and Antwerp, Belgium. Quartz’ non-U.S. manufacturing facilities are located in Kobe, Japan, Kozuki, Japan, Wuxi, China and

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Geesthacht, Germany. In Europe, employees at the Leverkusen, Bergen op Zoom, Termoli, and Geesthacht facilities are covered by collective bargaining agreements.

The Company does not have any significant collective bargaining agreements that will expire during 2008.

Prior to the Acquisition, the German and Japanese facilities operated under joint venture arrangements between GE and Bayer Chemical AG and Toshiba Corporation, respectively.

(2)	Acquisition

The Momentive Group acquired GEAM on December 3, 2006, pursuant to terms of the Stock and Asset Purchase Agreement between Holdings and GE, dated September 14, 2006 (the “Acquisition”). In connection with the Acquisition, the Company issued $3,031,152 of debt, consisting of $1,053,090 in term loans, $50,000 from a revolving credit facility, $765,000 of senior notes, $363,062 of senior notes denominated in euros, $300,000 of senior toggle notes and $500,000 of senior subordinated notes. In addition to the debt issued, affiliates of Apollo contributed cash of $453,150 to Holdings, and issued 10% of the common equity of Holdings to GE in the amount of $50,350, together with warrants to acquire an additional 3% of Holdings, and issued a seller note with a stated principal amount of $400,000. Holdings contributed capital of $903,500 to the Company.

The preliminary purchase price exchanged as of the acquisition date was $3,640,592, excluding transactions fees and subject to certain purchase price adjustments. The preliminary purchase price consisted of cash paid to GE of $3,190,185, the issuance to GE of 10% of the equity of Holdings and the seller note. GE’s 10% interest of Holdings common equity and the seller note are now held by GE Capital Equity Investments, Inc.

During August 2007, the Company paid GE a final purchase price adjustment of $61,985, together with related interest of $2,318. The Company also recorded a $15,000 obligation to GE associated with the settlement of a pre-Acquisition inter-company obligation associated with the Company’s Quartz business in China. This amount is reflected as a component of due to affiliates in the Consolidated Balance Sheet as of December 31, 2007.

The final purchase price has been allocated to the assets acquired and liabilities assumed based on the fair values of those assets and liabilities, as determined by the Company utilizing the assistance of third party valuations. During the fiscal year ended December 31, 2007, the Company made certain adjustments to the purchase price allocated to property and equipment and intangible assets based on final fair value information received in September 2007 and its final assessment of the useful lives of the property and equipment acquired.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

The following table summarizes the fair value of the assets acquired and liabilities assumed and the resulting goodwill:

Current assets	$1,098,931
Property and equipment	1,279,909
Intangible assets	755,413
Goodwill	1,439,423
Other assets	20,091

Total assets acquired	4,593,767

Current liabilities	404,061
Noncurrent liabilities	404,145
Minority interests	3,782

Total liabilities assumed	811,988

Net assets acquired	$3,781,779

The unaudited pro forma financial information is being furnished solely for informational purposes and is not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had the Company operated as a stand-alone business for the period presented, nor are they necessarily indicative of future results.

	Year ended December 31
	2006 Pro forma	2005 Pro forma
	(Unaudited)
Net sales	$2,414,175	2,341,964
Loss before income taxes	(154,268)	(76,932)
Net loss	(194,495)	(120,189)

(3)	Summary of Significant Accounting Policies

(a)	Accounting Principles

These consolidated and combined financial statements are prepared in conformity with U.S. generally accepted accounting principles.

(b)	Consolidation and Combination

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of December 31, 2007 and December 31, 2006, for the fiscal year then ended December 31, 2007 and for the period from December 4, 2006 through December 31, 2006 (Successor period). The combined financial statements include the accounts of the GEAM business for before December 4, 2006 (the Predecessor period). Minority interests represent the minority shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation and combination.

As discussed in note 2, Holdings issued a $400,000 seller note to GE as part of the consideration exchanged in connection with the Acquisition. This note matures on December 4, 2017. Interest accrues in the form of an increase in the accreted value of the note and no cash interest is payable on the note until maturity. The Company has not reflected the seller note in its consolidated financial statements based on the absence of definitive cash requirements by the Company to support Holdings’ debt service in the foreseeable future. In addition, the Company has not guaranteed the seller note or provided any other form of security interests in the assets of the Company for this obligation of Holdings.

(c)	Foreign Currency

Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Certain non-U.S. operations use the United States dollar as their functional currency since a substantial majority of their activities are transacted in United States dollars. Aggregate gains (losses) on foreign currency transactions for the year ended December 31, 2007, the periods from December 4, 2006 to December 31, 2006 and from January 1, 2006 to December 3, 2006, and for the year ended December 31, 2005 were $441, $1,651, $(5,138) and $(987), respectively. These amounts are included in selling, general and administrative expenses in the consolidated and combined statements of operations.

(d)	Use of Estimates

The preparation of the consolidated and combined financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangibles, valuation allowances for receivables, inventories, deferred income tax assets and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(e)	Cash Equivalents

Cash equivalents consist of bank deposits, money market and other financial instruments with an initial maturity of three months or less. Prior to the Acquisition, cash equivalents also included cash deposited in GE’s pooled treasury operation. For purposes of the Consolidated and Combined Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(f)	Revenue Recognition

Revenues comprise the invoiced value for the sale of goods and services, net of value added tax, rebates and discounts, and after elimination of sales between the consolidated and combined entities.

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

(g)	Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts has been established based upon the Company’s best estimate of probable credit losses related to these receivables. The allowance is based on the customers’ financial status and historical write-off experience. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(h)	Inventories

All inventories are stated at the lower of cost or net realizable values. Effective January 1, 2007, the Company changed its method of accounting for Quartz inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. There was no impact on the consolidated financial statements as of and for the year ended December 31, 2007 due to this change in accounting policy because of the fair value step-up recorded to inventory in connection with the Acquisition. Silicones inventory continues to be determined using the FIFO method.

(i)	Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated economic useful lives. Depreciation expense on property and equipment is calculated using (i) the straight-line method during the year ended December 31, 2007 and the period from December 4, 2006 through December 31, 2006, and (ii) accelerated methods based on a sum of the years digits formula during the period from January 1, 2006 through December 3, 2006 and for the year ended December 31, 2005. Leasehold improvements and assets under capital leases are amortized over the shorter of the lease term or estimated useful life of the assets.

Property and equipment considers the allocation of fair values as of the date of the acquisition. Property and equipment includes costs related to the development of internal use software pursuant to the guidance in the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Maintenance costs, including expense related to planned major maintenance activities, are recognized in the Consolidated and Combined Statements of Operations in the periods during which the underlying costs are incurred.

(j)	Investments in Nonconsolidated Affiliates

For those investments in affiliates that the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or as other distributions are received. The Company’s share of net income or loss of affiliates also includes other than temporary declines in fair value recognized during the period, if any.

(k)	Goodwill

The Company does not amortize goodwill, but tests it annually (based on financial information as of the fiscal third quarter of each year) for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. The Company also tests goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses discounted cash flows to establish fair values for its reporting units.

(l)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and Intangibles

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. The impairment charge is the amount by which the carrying amount of the asset exceeds the fair value of the asset. For purposes of recognition and measurement of an impairment loss, assets are grouped by major product line, as this is the level at which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets, reported at the lower of their carrying amount or fair value less costs to sell, and no longer depreciated. The Company amortizes the cost of other intangibles over their estimated useful lives on a straight-line basis.

(m)	Advertising

Advertising costs are expensed as incurred and were $5,456, $564, $6,953 and $6,796 for the year ended December 31, 2007, the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively. Advertising costs are recorded in selling, general, and administrative expenses in the accompanying Consolidated and Combined Statements of Operations.

(n)	Deferred Financing Costs

Deferred financing costs of $82,501 and $78,212 were recorded by the Company in connection with the long-term financing arrangements associated with the Acquisition and are recorded in other long-term assets in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. These costs are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified as interest expense in the

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Consolidated Statements of Operations, was $11,208 for the year ended December 31, 2007, and $814 for the period from December 4, 2006 through December 31, 2006.

(o)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates.

From December 4, 2006, domestic operations of the Company were included in a new, consolidated U.S. income tax return of the Momentive Group separate from GE. In addition, the majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the Momentive Group’s U.S. consolidated income tax return. The Company files certain state and local tax returns on a combined basis. The Company also files non-U.S. income tax returns for certain of its non-U.S. operations.

Prior to December 4, 2006, the U.S. domestic operations of the Company were included in GE’s consolidated U.S. and certain state and local tax returns and have been aggregated for purposes of these consolidated and combined financial statements as if they were filing a separate consolidated U.S. tax return. GE also filed non-U.S. income tax returns for certain of its non-U.S. operations. For the purpose of the consolidated financial statements, for the year ended December 31, 2007 and for the period from December 4, 2006 through December 31, 2006, the tax provision for all operations has been prepared on a consolidated basis. For purposes of the combined financial statements, for the period from January 1, 2006 through December 3, 2006 and for the year ended December 31, 2005, the tax provision for all operations has been prepared on a stand-alone basis, as if the Company was a separate group of companies under common ownership.

Effective January 1, 2007, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. The Company also applies the guidance prescribed under FIN 48 relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material impact on the Company’s financial statements as a result of adopting this required accounting policy.

(p)	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 Revised (SFAS 123R), Share-Based Payment. SFAS 123R requires companies to recognize compensation

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is measured based on the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

A portion of the Company’s option awards have graded vesting, while some have a vesting contingent upon attainment of a specified level of investor internal rate-of-return. For expense recognition related to awards with graded vesting, the Company has adopted a policy of recognizing expense over the requisite service period of each separately vesting portion of the award as if each vesting tranche was a separate grant. For awards with vesting associated to investor’s return, expense is recognized over the expected service period derived from the output of a valuation model.

Prior to the Acquisition, certain employees of the Company participated in GE stock option plans. The options issued to these employees and the related liability or cost was the responsibility of GE and accordingly, was not related to the Company.

(q)	Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables and trade payables. Carrying amounts approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is disclosed in note 9.

(r)	Derivative Instruments and Hedging Activities

The Company conducts business activities in diverse markets around the world. The Company is exposed to the impact of market fluctuations of the price of platinum, natural gas and electricity, as well as currency exchange risks of its business operations. The Company manages its exposure to these risks using derivative instruments. The Company applies strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities.

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the Consolidated Balance Sheets at their respective fair values and changes in the fair value are recognized immediately in income, unless the derivatives qualify as hedges of cash flows. The Company uses internal valuation models that incorporate market-based information to value derivative contracts that are not exchange-traded instruments. Derivative contracts representing unrealized gain positions and purchased options are recorded as assets. Derivative contracts representing unrealized losses and options sold are recorded as liabilities. Gains and losses on derivatives designated as hedges, when recognized, are included in cost of sales, excluding depreciation; selling, general and administrative expenses; or interest expense in the Company’s Consolidated and Combined Statement of Operations. Specific line item classification is determined

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

based on the nature of the risk underlying individual hedge strategies. Gains and losses on derivatives not designated as hedges are included in other income (expense), net.

During the first quarter of 2007, the Company entered into foreign currency forward contracts to purchase a total of $240,000 with Euros at rates ranging from $1.3121 to $1.3229. The maturity dates of the contracts outstanding as of December 31, 2007 range from May 23, 2008 to November 23, 2011. The Company did not designate these foreign currency forward contracts as hedges for accounting purposes. The fair value of the remaining contracts of $17,778 is recorded as a liability in the Consolidated Balance Sheet as of December 31, 2007 and a corresponding unrealized loss has been recognized in the Consolidated Statement of Operations for the year ended December 31, 2007. The Company also recognized a loss of $3,647 for settled foreign currency forward contracts during year ended December 31, 2007. All realized and unrealized losses on foreign currency forward contracts were recognized as a component of other income (expense), net in the Consolidated Statement of Operations. As of December 31, 2006, there were no outstanding derivative contracts.

(s)	Commitments and Contingencies

The Company records liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change.

(t)	Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combination by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008 and should be applied to business combinations occurring after the effective date. The Company does not expect the adoption of the SFAS 141R will have any material impact on it financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (SFAS 160), which required noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and should be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company does not expect the adoption of the SFAS 160 will have any material impact on it financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company does not intend to adopt the elective fair value measurement provisions of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and financial liabilities and November 15, 2008 for non-financial assets and non-financial liabilities and interim periods within those fiscal years. The Company is in the process of evaluating this guidance.

(u)	Restructuring and other costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with a workforce reduction) and initial stand-alone activities including: other services; retention payments; transferring production to a new facility; consulting services related to setting up the U.S. Benefit Plans and reorganization of the sales force in Europe.

The Company recognized restructuring costs of $5,988, $0 and $3,000 and other service costs of $34,164, $200 and $7,600 for the fiscal year ended December 31, 2007, the periods from December 4, 2006 through December 31, 2006 and from January 1, 2006 through December 3, 2006, respectively. No such costs were recorded during the year ended December 31, 2005.

(v)	Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation, including the following reclassifications: as of December 31, 2006, $6,788 of prepaid expense was reclassified from other receivables to prepaid expenses, $3,122 of land use rights was reclassified from prepaid expenses to other long-term assets.

(4)	Related Party Transactions

In connection with the Acquisition described in note 2, Holdings entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $3,500, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. These fees are included within selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company sells products to various affiliated businesses (affiliates). For the year ended December 31, 2007, for the periods December 4, 2006 through December 31, 2006 and January 1, 2006 through

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

December 3, 2006, and for the year ended December 31, 2005, sales to affiliates amounted to $46,881, $4,599, $40,157, and $23,140, respectively. Receivables from affiliates of $9,002 and $10,573 at December 31, 2007 and 2006, respectively, relate to such sales.

Through October 2006, the Company participated in a payables program with Vendor Financial Services (VFS), a GE affiliate. The Company settled invoices with vendors to obtain cash discounts. VFS provided funding for the period from when the invoice was eligible for cash discount until the final date for invoice settlement. The expense related to program participation for the period from January 1, 2006 through December 3, 2006 and for the year ended December 31, 2005, was $2,154 and $3,115, respectively. The expense is classified as other expense in the accompanying Consolidated and Combined Statements of Operations.

The Company’s U.S. domestic operations and several of the Company’s non-U.S. entities participated in a pooled treasury operation with GE prior to the Acquisition. As part of this pooled activity, the Company earned interest on balances on deposit with GE and paid interest when local operations borrowed money from the pool. As of December 31, 2006, the Company had $362, of amounts on deposit with GE that is included within cash and cash equivalents in the accompanying Consolidated Balance Sheets. The related interest charges are reflected in the Consolidated and Combined Statements of Operations.

Prior to December 4, 2006, trade receivables recorded by the Company’s U.S. domestic operations were subject to GE’s securitization agreement. Under the terms of the securitization agreement, GE had the ability to sell certain receivables on an ongoing basis, and continued to service the receivables subject to certain recourse provisions. In addition to the securitization program described above, the Company sold, on an ongoing basis and without recourse, trade accounts receivables recorded by the Company’s operations in Canada and the Europe and Pacific regions to affiliates of GE. The sale of receivables was accounted for under Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

During the period January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, the Company paid $6,824 and $11,425, respectively, in interest and service fees to affiliates of GE related to the sales of receivables. These expenses are recorded as interest expense in the accompanying Combined Statements of Operations.

The Company ceased the securitization of receivables with GE during the second half of 2006; accordingly, no receivables were securitized with GE for the period from December 4, 2006 through December 31, 2006 or during the year ended December 31, 2007.

GE and its affiliates provide a variety of services to the Company, including services pursuant to certain transition service agreements entered into at the time of the Acquisition. Certain services, such as administering employee benefit plans and paying related claims, provision of voice and data networking, outsourcing of certain functions, environmental remediation, and other corporate services and headquarters’ overhead were charged to the Company as utilized through December 3, 2006, and were charged pursuant to terms of transition service agreements for the year ended December 31, 2007 and for the period from December 4, 2006 through December 31, 2006. Billings for these services amounted to $71,486, $12,255, $138,926, and $136,606 for the year ended December 31, 2007, the periods from December 4, 2006 through

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively. These amounts are principally reflected in selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Operations. Furthermore, corporate assessments from GE of $57,578 and $62,492, for the period January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively, are included in the services billings from GE and its affiliates.

The Company purchased products from various affiliates totaling $9,163, $233, $395, and $657, during the year ended December 31, 2007, the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 and December 3, 2006, and for the year ended December 31, 2005, respectively. Payable to affiliates as of December 31, 2007 and 2006, resulting from procurement activity and services and assessments was $8,273 and $39,569, respectively.

Net transfer to and from General Electric Company principally represented the Company’s cumulative earnings and cash distributions from operations to GE in excess of amounts charged by GE to the Company for services, employee related benefits, income taxes and other items, and is reflected as a component of shareholder’s equity in the Combined Statements of Shareholder’s Equity and Comprehensive Income (Loss) for periods prior to December 4, 2006.

Interest income and interest expense consisted substantially of transfers to and from GE for the period from January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005. Interest expense for the year ended December 31, 2007 and for the period from December 4, 2006 through December 31, 2006 is associated with the Company’s indebtedness as described in note 9.

The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”) to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the Acquisition, the Company entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a supply of siloxane and certain related products at least at current levels for a period of 20 years after the closing of the Acquisition, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately a minimum of $90,020 each year for off-take product. The Company purchased approximately $92,434,

$7,705, $73,753 and $68,490 of supply from ASM for fiscal year ended December 31, 2007, for the period from December 4, 2006 through December 31, 2006, the period from January 1, 2006 to December 3, 2006, and for the year ended December 31, 2005, respectively. Future purchase commitments under this arrangement are included in note 16. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of approximately $1,915 and $120 for the year ended December 31, 2007 and for the period from December 4, 2006 to December 31, 2006, respectively.

Following the closing of the Acquisition, GE and Holdings were parties to employee lease agreements with respect to certain employees of the Company, under which certain of the Company’s employees remained employed by GE but provided their services to the Company. The agreement with respect to U.S.-based

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

employees has been terminated and the employment of the persons covered by the agreement has been transferred to the Company. Pursuant to these agreements, the Company was billed the cost of employee compensation and benefits and administrative fees of approximately $45,545 and $26,047 for the year ended December 31, 2007 and the period from December 4, 2006 to December 31, 2006, respectively.

(5)	Receivables, net

Receivables consisted of the following at December 31:

	2007	2006
Trade	$460,515	482,540
Other:
VAT	21,203	30,036
Advances	7,569	16,093
Other	10,603	14,336

	499,890	543,005
Allowance for doubtful accounts	(5,880)	(5,702)

Total receivables, net	$494,010	537,303

(6)	Inventories

Inventories consisted of the following at December 31:

	2007	2006
Raw materials and work in process	$171,810	158,797
Finished goods	241,429	270,741

Total inventories	$413,239	429,538

At December 31, 2006, 6% of inventories were recorded using the LIFO method.

In connection with the Acquisition, all inventories were stepped-up to their estimated fair values on December 4, 2006. For the fiscal year ended December 31, 2007, $23,438 of the inventory fair value step-up was expensed and recorded in cost of sales as the acquired inventories were sold. During the period from December 4, 2006 to December 31, 2006, $33,531 of the inventory step-up was expensed and recorded in cost of sales.

(7)	Property and Equipment, Net

Property and equipment consisted of the following at December 31:

	Life	2007	2006
Land and improvements	3-40 years	$74,227	48,101
Buildings, structures and related improvements	3-40 years	300,087	262,910
Machinery and equipment	3-20 years	948,547	995,896
Software	5 years	29,164	29,734
Construction-in-process		149,106	146,105

		1,501,131	1,482,746
Less accumulated depreciation and amortization		(251,877)	(13,903)

Total property and equipment, net		$1,249,254	1,468,843

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

The Company reclassified approximately $195,000 from Software to Machinery and Equipment as of December 31, 2006 to conform with the December 31, 2007 presentation.

Total depreciation and amortization expense for the year ended December 31, 2007, for the periods December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005 was $247,313, $14,077, $139,793 and $177,172, respectively.

Interest costs of $2,509, $149, $1,578 and $1,711 were capitalized for the year ended December 31, 2007, for the periods December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively.

(8)	Goodwill and Other Intangible Assets, Net

Prior to the Acquisition, the Company acquired certain assets and liabilities of the OrganoSilicones (Osi) business from Crompton Corporation in 2003. In accordance with the Purchase and Exchange Agreement by and between Crompton Corporation and General Electric Company, incremental payments became due to Crompton Corporation for each dollar of contribution margin achieved above a predetermined contribution margin. As of December 3, 2006, the Company had paid incremental earn-out payments of $61,219, including $25,229 for the period from January 1, 2006 through October 1, 2006.

In connection with the Acquisition and the resulting determination of the fair value of net assets acquired and liabilities assumed, the Company initially recorded goodwill of $917,712, net of a deemed dividend to GE of $260,340. For the fiscal year ended December 31, 2007, the Company recorded additional consideration to GE of $76,985 as well as $138,381 final purchase accounting adjustment, net of a deemed dividend to GE of $44,441, which resulted in additional goodwill.

The following table sets forth the changes in goodwill:

Predecessor	Silicones	Quartz	Total
Balance as of December 31, 2005	$820,760	77,096	897,856
Purchase accounting adjustments	(7,179)	108	(7,071)
Foreign exchange translation	21,571	(25)	21,546
Incremental earn-out amounts	25,229	—	25,229

Balance as of December 3, 2006	$860,381	77,179	937,560

Successor
Balance as of December 4, 2006	$806,556	111,156	917,712
Foreign exchange translation	1,338	(420)	918

Balance as of December 31, 2006	$807,894	110,736	918,630
Additional consideration to GE	55,253	21,732	76,985
Purchase accounting adjustments	108,427	29,954	138,381
Foreign exchange translation	45,574	6,483	52,057

Balance as of December 31, 2007	$1,017,148	168,905	1,186,053

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

At December 31, 2007, goodwill deductible for income tax purposes was approximately $932,862.

Intangible assets as of December 31, 2007 and 2006 consisted of the following:

	Amortization period	Gross amount	Accumulated amortization	Net carrying amount
2007:
Amortizing intangible assets:
Customer relationships	15-20 years	$439,118	(26,337)	412,781
Trademarks	7-20 years	137,157	(9,114)	128,043
Unpatented technology	20 years	136,883	(7,371)	129,512
Patents and other	1/2-20 years	21,009	(2,087)	18,922

Total		$734,167	(44,909)	689,258

2006:
Amortizing intangible assets:
Customer relationships	15-20 years	$370,505	(1,575)	368,930
Trademarks	7-20 years	162,304	(809)	161,495
Unpatented technology	20 years	143,263	(591)	142,672
Backlog	1/2 year	16,357	(6,630)	9,727
Patents and other	1/2-11 years	27,686	(1,416)	26,270

Total		$720,115	(11,021)	709,094

Amortization expense for amortizing intangible assets was $47,274, $11,072, $13,587, and $9,167 for the year ended December 31, 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively.

The estimated amortization expense for the next five years is as follows:

Year ending December 31:
2008	$41,208
2009	41,200
2010	41,200
2011	41,200
2012	41,200

In connection with the Acquisition, the Company acquired $52,026 of in-process research and development, which was expensed immediately and is included in the Consolidated Statement of Operations for the period December 4, 2006 through December 31, 2006.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(9)	Indebtedness

(a)	Short-Term Borrowings

At December 31, 2007, the Company’s short-term borrowings consisted of bank borrowings of $4,768 with a weighted average interest rate of 5.24%. At December 31, 2006, short-term borrowings consisted of a book overdraft balance of $2,128.

(b)	Long-Term Debt

In connection with the Acquisition, the Company entered into a credit agreement (Senior Secured Credit Facility), which includes: (i) $1,053,090 term loan facility, consisting of a U.S. dollar denominated tranche (B-1) and Euro denominated tranche (B-2); (ii) $300,000 revolving credit facility that includes a revolving letter of credit facility (Revolver) that expires on December 3, 2012; and, (iii) a $35,000 synthetic letter of credit facility (Letter of Credit Facility), which amortizes by 1% annually and expires on December 3, 2013.

Interest accrues on the Revolver at LIBOR plus a margin which varies based on the Company’s senior secured credit ratio (current margin is 2.25%) and is payable monthly. Additionally, a commitment fee accrues under the Revolver at a rate not exceeding 0.50% of the average available balance each period, and such commitment fee is payable quarterly. As of December 31, 2007, the Company had $34,616 and $24,453 in outstanding letters of credit against the Revolver and Letter of Credit Facility, respectively. At December 31, 2007, there were no borrowings under the Revolver.

In addition to the Senior Secured Credit Facility, the Company also issued notes, as described in the table that follows. Proceeds of these notes were used in connection with the Acquisition described in note 2. With respect to the Senior Toggle Notes due 2014, interest accrues at either 10.125% per annum if paid in cash or 10.875% if paid-in-kind through additional borrowings. The Company paid interest in cash for the first two semi-annual interest periods. For any interest period thereafter through December 1, 2010, the Company may elect to pay interest on the senior toggle notes entirely in cash or entirely by increasing the principal amount of the senior toggle notes or issuing new senior toggle notes (“PIK Interest”). After December 1, 2010, all interest on the senior toggle notes will be payable in cash.

The Senior Secured Credit Facility is secured under first priority pledges of all of the equity interest of the Company’s U.S. subsidiaries, and it is also secured by first priority interests in and mortgages on substantially all of the Company’s tangible and intangible assets. The Senior Secured Credit Facility also contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness and requires the Company to maintain a maximum consolidated first lien leverage ratio. Additionally, it restricts the Company’s ability to incur additional indebtedness or liens, make investments or declare or pay any dividends. The Company is in compliance with the covenant requirements at December 31, 2007.

The Senior Secured Credit facility also requires an acceleration of principal payments based on excess cash flow, as defined in the credit agreement. In connection with this requirement, the Company made principal payments of $6,846 and $7,529 on March 28, 2008 associated with its U.S. dollar-denominated term loan (tranche B-1) and its Euro-denominated term loan (tranche B-2), respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Such amounts are reflected in the current installments of long-term debt as of December 31, 2007 and in the table of aggregate principal maturities for the next five years presented herein.

Indentures governing the Senior Notes, Senior Toggle Notes and the Senior Subordinated Notes also limit the Company’s ability to, among other things: (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Company stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting the Company’s subsidiaries ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) enter into transactions outside the ordinary course of business with our affiliates; and, (viii) incur liens.

A summary of long-term debt as of December 31, 2007 and 2006 is as follows:

	2007	2006
JPMorgan Chase Bank, N.A. $525,000 term loan tranche B-1. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 2.25%. The interest rate as of December 31, 2007 and 2006 was 7.125% and 7.625%, respectively.	$519,750	525,000
JPMorgan Chase Bank, N.A. €400,000 term loan tranche B-2. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at Euro LIBOR plus 2.25%. The interest rate as of December 31, 2007 and 2006 was 6.69% and 5.83%, respectively.	573,402	524,640
$765,000 Senior Notes. Matures December 1, 2014. Interest is payable semi-annually at 9.75%.	765,000	765,000
€275,000 Senior Notes. Matures December 1, 2014. Interest is payable semi-annually at 9%.	398,188	360,690
$300,000 Senior Toggle Notes. Matures December 1, 2014, Interest is payable semi-annually in cash at 10.125% or payable-in-kind at 10.875%.	300,000	300,000
$500,000 Senior Subordinated Notes. Matures December 1, 2016. Interest is payable semi-annually at a coupon rate of 11.5%, with a yield-to-maturity of 11.75% as the notes were issued at a discount of $7,225, of which $712 and $59 was amortized during the year ended December 31, 2007 and the period December 4, 2006 through December 31, 2006, respectively.	493,546	492,834
China Construction Bank, $52,000 construction loan base on borrowings under RMB. Matures June 12, 2014. Interest on borrowings in RMB is based on 90% of the rate of the People’s Bank of China at the time of borrowing. Interest is payable quarterly.	23,093	—

Total long-term debt	3,072,979	2,968,164
Less current installments	14,750	10,496

Long-term debt, excluding current installments	$3,058,229	2,957,668

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Interest expense on long-term debt was $272,986, $22,002, $3,094, and $1,793 for the year ended December 31, 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively. Cash paid for interest on long-term debt was $271,845, $424, $3,860, and $952 for the year ended December 31, 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively. Amortization of debt discount and debt issuance costs amounted to $11,208 and $814 for the year ended December 31, 2007 and for the period from December 4, 2006 through December 31, 2006, respectively, and is included in interest expense in the Consolidated Statements of Operations.

On March 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company will receive one-month LIBOR and pay a fixed rate of 2.48%. The interest rate swap was executed with a notional value of $185,000 and matures March 31, 2010. The Company designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185,000 of its U.S. dollar denominated term loan (tranche B-1).

The fair value of long-term debt was estimated using market data from recent trades, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value of long-term debt was approximately $2,836,259 as of December 31, 2007. The fair value of long-term debt as of December 31, 2006 approximates its carrying value based on the recent issuance of the debt instruments.

As of December 31, 2007, the aggregate principal maturities for the next five years are as follows:

Year ending December 31:
2008	$14,750
2009	10,106
2010	15,194
2011	15,655
2012	15,655

(10)	Accrued Expenses and Other Liabilities

The following represents a summary of accrued expenses and other liabilities at December 31:

	2007	2006
Employee compensation and benefits	$56,407	50,452
Other accrued expenses	136,755	124,721

Total accrued expenses and other liabilities	$193,162	175,173

(11)	Shareholder’s Equity

(a)	Common Stock and Additional Paid-in Capital

At December 31, 2007, common stock consists of 100 shares issued and outstanding with a par value of one cent per share. At December 31, 2007, Holdings represented the sole shareholder of the

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Company as a result of its capital contribution of $903,500 to the Company on December 4, 2006. Additional paid-in capital relates to the excess of paid-in-capital over the par value of the common shares from the capital contribution, net of $304,781 in deemed dividend to GE.

(b)	Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

Predecessor	Foreign currency	Pension and Postretirement liability adjustments	Derivative instruments	Accumulated other comprehensive income
Balance at December 31, 2004	$50,992	(6,117)	(296)	44,579
Net current period change	(29,384)	(1,517)	547	(30,354)

Balance at December 31, 2005	21,608	(7,634)	251	14,225
Net current period change	36,741	1,178	(314)	37,605

Balance at December 3, 2006	$58,349	(6,456)	(63)	51,830

Successor
Balance at December 4, 2006	$—	—	—	—
Net current period change	4,098	110	—	4,208

Balance at December 31, 2006	4,098	110	—	4,208
Net current period change	25,033	14,011	—	39,044

Balance at December 31, 2007	$29,131	14,121	—	43,252

The accumulated balances and corresponding tax effects for each component of other accumulated comprehensive income (loss) as of December 31, 2007 and 2006 are as follows:

	Successor 2007
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Foreign currency translation	$29,131	—	29,131
Pension and postretirement liability adjustments	16,348	(2,227)	14,121

	$45,479	(2,227)	43,252

	2006
	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Foreign currency translation	$4,098	—	4,098
Pension adjustments	135	(25)	110

	$4,233	(25)	4,208

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(12)	Stock-based Compensation

On March 30, 2007, the Board of Directors of Holdings approved the 2007 Long-Term Incentive Plan of Holdings (“the Incentive Plan”). A maximum of 500,000 shares of Holdings common stock may be issued or transferred, including options pursuant to the Incentive Plan. On the date the Incentive Plan was adopted, 204,700 and 2,000 shares of non-qualified stock options were granted to certain employees and directors, respectively. Subsequent to the Incentive Plan adoption date, 102,574 and 76,250 shares of non-qualified stock options were granted and forfeited during the year ended December 31, 2007, respectively. The forfeited options had a weighted average per share grant-date fair value of $21.00.

Employee option grants with graded vesting vest over a five-year period. Other options vest only if the Company’s investors realize a specified actual annual IRR. Investor Internal Rate of Return (“IRR”) is a performance condition that refers to the rate of return achieved by Holdings’ primary shareholder as defined by the Incentive Plan. Director options vested immediately upon being granted and had a weighted average per share grant-date fair value of $32.82. The fair value of each employee’s options with graded vesting and the director options was estimated using the Black-Scholes-Merton option pricing model. For the options associated with investor IRR, an adaptation of the Black-Scholes-Merton, which took into consideration the internal rate of return thresholds, was used to estimate fair value. This model adaptation is essentially equivalent to the use of a path-dependent lattice model.

Expected volatility was based on the historical volatility of representative peer companies’ stocks. Expected term for graded and director options was based on the simplified method in Staff Accounting Bulletin No. 107 which allows a term equal to the period from grant date to the mid-point between vesting dates and contractual expiration of the options. For options associated with investor IRR, the expected term reflected an assumed date when the investor would reach its internal rate of return threshold plus an estimated additional holding period until the option exercise. Expected dividend yield was based on management’s expectation of no dividend payments. Risk free interest rates were based on the U.S. treasury yield curve in effect at the grant date for instruments with similar lives.

Options granted during 2007 used the following weighted average assumptions:

Risk-free interest rate	4.74%
Expected term (in years)	5.81
Volatility	27%
Expected dividend yield	—
Weighted average per share grant-date fair value	$21.57

At December 31, 2007, 231,024 of the 307,274 employee options granted remain outstanding and unvested.

For the fiscal year ended December 31, 2007, the Company recognized $66 for director compensation and $1,290 for employee compensation, respectively. The compensation expenses are included in selling, general and administrative expenses on the Consolidated Statement of Operations. The Company recognized no tax benefits. As of December 31, 2007, there was $3,218 of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.7 years.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

The following is a summary of the stock options as of and for the year ended December 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	—
Granted	309,274	$100.00
Forfeited	(76,250)	$100.00
Expired	—
Exercised	—

Outstanding at December 31, 2007	233,024	$100.00

The weighted average characteristics of outstanding options at December 31, 2007 were as follows:

	Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding at December 31, 2007	233,024	9.34	$100.00
Vested at December 31, 2007	2,000	9.24	$100.00
Expected to vest at December 31, 2007	209,799	9.34	$100.00

(13)	Income Taxes

For the year ended December 31, 2007 and the period from December 4, 2006 to December 31, 2006, the Company’s tax provision was computed based on the legal entity structure of the Successor, as described in note 1.

The operations from the Company’s domestic and non-U.S. operations represent the results of a portion of GE and certain subsidiaries through December 3, 2006, which are included in certain GE consolidated returns. As such, the tax provisions for Predecessor periods have been prepared on a stand-alone basis as if the business was a separate group of companies under common ownership. The domestic operations have been combined as if they were filing on a consolidated basis. Any tax benefit or valuation allowance related to net operating losses (NOL) was recognized and evaluated on a stand-alone basis. As a result, certain NOL’s or deductions of Company affiliates that have actually been used in the consolidated tax returns of GE or other GE affiliates are reflected as carryforwards solely for purposes of these combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

The components of income (loss) before taxes are as follows:

	Successor		Predecessor
	Year ended 2007	Period from		Year ended 2005
		December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006
Income (loss) before income taxes:
U.S.	$(217,178)	(49,342)	(3,065)	18,857
Non U.S.	(2,328)	(23,956)	95,053	120,922

	$(219,506)	(73,298)	91,988	139,779

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Successor
	Current	Deferred	Total
Year ended December 31, 2007:
United States federal	$—	26,198	26,198
State and local	(211)	—	(211)
Non U.S. jurisdictions	29,512	(20,704)	8,808

	$29,301	5,494	34,795

	Current	Deferred	Total
Period December 4, 2006 through December 31, 2006:
United States federal	$—	—	—
State and local	—	—	—
Non U.S. jurisdictions	8,349	(11,042)	(2,693)

	$8,349	(11,042)	(2,693)

	Predecessor
Period January 1, 2006 through December 3, 2006:
United States federal	$—	3,981	3,981
State and local	5,197	2,074	7,271
Non U.S. jurisdictions	52,490	(5,451)	47,039

	$57,687	604	58,291

Year ended December 31, 2005:
United States federal	$(101)	4,213	4,112
State and local	1,130	2,312	3,442
Non U.S. jurisdictions	67,083	(9,168)	57,915

	$68,112	(2,643)	65,469

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Income tax expense (benefit) attributable to income from operations was $34,795, $(2,693), $58,291 and $65,469 for the year ended December 31, 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Successor		Predecessor
	Year ended 2007	Period from		Year ended 2005
		December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006
Income tax expense (benefit):
Computed “expected” tax expense (benefit)	$(76,826)	(25,654)	32,196	48,923
State and local income taxes, net of Federal income tax benefit	(137)	—	4,509	2,681
Increase (reduction) in income taxes resulting from:
Tax rate changes	(3,273)	819	—	—
Non U.S. tax rate differential	(7,139)	(1,824)	(1,874)	1,737
Branch accounting effect	2,230	(2,099)	—	—
Withholding taxes	4,527	—	—	—
Taxes allocated to joint venture partner	—	—	(2,841)	(4,301)
Non U.S. deemed dividends	—	—	12,928	3,075
FSC/ETI benefits	—	—	(1,379)	(4,345)
Unrealized foreign currency exchange gain		—	—	(1,007)
Valuation allowance	111,047	18,212	—	(6,168)
Permanent differences	3,234	—	—	—
Minority interest		—	15,353	22,632
Non U.S. tax adjustment		942	—	—
Other	1,132	1,186	(601)	2,242
In-process research and development expense	—	5,725	—	—

	$34,795	(2,693)	58,291	65,469

Effective income tax rate	-15.85%	3.67%	63.4%	46.8%

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below.

	U.S.		Non U.S.
	2007	2006	2007	2006
Current deferred tax assets:
Inventory	$6,204	2,856	—	—
Vacation	1,027	936	723	740
Other	6,986	108	7,906	—

Total current deferred tax assets	14,217	3,900	8,629	740

Noncurrent deferred tax assets:
Amortization	41,688	42,785	—	—
Depreciation	11,186	—	—	—
Pension	84,468	58,811	29,524	2,822
Net operating losses	80,898	4,037	38,125	16,383
Foreign tax credits	29,512	7,629	—	—
Branch accounting future credits	115,788	180,819	—	—
Reserves	1,300	1,163	10,028	13,115
Other	—	1,106	864	5,904

Total noncurrent deferred tax assets	364,840	296,350	78,541	38,224

Total gross deferred tax assets	379,057	300,250	87,170	38,964
Less valuation allowance	(361,342)	(291,759)	(3,882)	(4,177)

Net deferred tax assets	17,715	8,491	83,288	34,787

Current deferred tax liabilities:
Inventory	—	—	6,383	173
Provisions for expenses related to timing	—	—	—	17
Deferred revenue	1,730	—	826	—
Other	—	—	2,221	783

Total current deferred tax liabilities	1,730	—	9,430	973

Noncurrent deferred lax liabilities:
Amortization	28,044	—	128,095	87,706
Depreciation	—	8,491	47,137	109,709
Profit pooling	—	—	—	3,602
Foreign currency translation and other	14,174	—	13,332	53

Total noncurrent deferred tax liabilities	42,218	8,491	188,564	201,070

Total deferred tax liabilities	43,948	8,491	197,994	202,043

Net deferred tax asset (liability)	$(26,233)	—	(114,706)	(167,256)

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

NOL Schedule

Country	December 31, 2007
United States	$227,172
Germany	95,698
Italy	28,368
Japan	11,182
Singapore	2,932
Switzerland	1,106
Thailand	176
China	108
Belgium	81

Total	$366,823

At December 31, 2007, the Company had available approximately $366,823, ($61,806 at December 31, 2006) of actual net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income. The expiration date for the United States and Germany net operating losses are 2026 and indefinite, respectively. For the year ended December 31, 2007, the Company generated $29,512 of foreign tax credits with an expiration period of 10 years.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2006 and 2007, in most jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized. If the deferred tax assets are subsequently realized, up to $235,966 of the valuation allowance reversal will be treated as a reduction to goodwill.

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2007, and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.

Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The branch accounting-future credit deferred tax asset of $115,788 and $180,819 at December 31, 2007 and 2006, respectively, principally represents the offset to the non-US affiliates deferred tax liabilities. As of the date of the Acquisition, a branch deferred tax asset of $153,479 offset the non-U.S. affiliates deferred tax liabilities.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

As described in note 3(o), the Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company has recognized no liability for uncertain income tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the year ended December 31, 2007, the Company also has recorded no interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdictions and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Such major jurisdictions with open tax years are as follows: United States 2006-2007, Germany 2001-2007, Italy 2002-2007, Switzerland 2003-2007, Singapore 2000-2007, Japan 2003-2007, Thailand 2001-2007, Hong Kong 2000-2007, Canada 2007 and Brazil 2001-2007.

(14)	Lease Commitments

The Company has several noncancelable operating leases, primarily for manufacturing equipment, office equipment and office buildings that expire during the next 25 years. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments as of December 31, 2007 are as follows:

Year ending December 31:
2008	$21,171
2009	14,755
2010	10,344
2011	6,293
2012	4,872
Thereafter	14,238

Total future minimum lease payments	$71,673

The Company is also a lessee under various cancelable operating lease arrangements for industrial equipment, computer and office equipment. Rent expense for noncancelable and cancelable operating leases was $28,862, $2,181, $23,211 and $26,150 for the year ended December 31, 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively.

(15)	Minority Interests

In connection with the Acquisition, the Company acquired Bayer Aktiengesellschaft’s 49.9% minority ownership of GE Bayer Silicones GmbH & Co. KG and Toshiba Corporation’s (Japan) 49% minority ownership in most of the GE Silicones entities located in the Pacific region.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

The following table presents the changes in the proportionate share of the equity of the minority interest shareholder balances for the year ended December 31, 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005:

	Successor		Predecessor
	Year ended December 31	Period from		Year ended December 31
	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006	2005
Balance, beginning of period	$3,961	3,718	398,112	366,926
Currency translation adjustment	425	76	(5,102)	(30,817)
Dividends paid	(490)	—	(63,670)	(2,660)
Capital contribution	—	—	7,350	—
Minority interests share of income	128	167	43,865	64,663

Balance, end of period	$4,024	3,961	380,555	398,112

(16)	Commitments and Contingencies

(a)	Litigation

The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(b)	Purchase Commitments

The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. As of December 31, 2007, future contractual minimums are as follows:

Year ending December 31:
2008	$167,816
2009	158,459
2010	158,669
2011	115,483
2012	115,483
Thereafter	1,321,708

$2,037,618

To the extent that the Company does not purchase the contractual minimum amount, the Company must pay vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(c)	Environmental Matters

The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of December 31, 2007 and 2006, the Company had recognized obligations of $3,551 and $3,035, respectively, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets.

(17)	Pension and Postretirement Benefits

Domestic Pension Plans

In connection with the Acquisition, the Company assumed certain pension obligations from GE for the U.S. employees of the Company, based on participation by its employees in plans maintained by GE or its affiliates through January 28, 2007. During 2007, the Company established its pension plan for U.S. employees and a supplementary pension plan (collectively, Domestic or Domestic Pension Plans). The Company manages the pension obligations assumed from GE, together with those obligations arising from subsequent employee service, under these plans.

The Company’s U.S. defined benefit plan provides benefits to substantially all U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining. The Company also maintains a supplementary defined benefit plan that provides additional retirement benefits to certain higher-level, longer-service U.S. employees. Funding of the Company’s U.S. defined benefit pension plan was not required during the 2007 plan inception year, however, the Company elected to contribute $250 to the U.S. defined benefit plan as an initial contribution. The Company’s supplementary defined benefit pension plan is unfunded.

Eligible U.S. employees may also participate in the Company’s defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings, with the Company matching up to 4% of the employees’ earnings, in various program funds. The Company recognized expense of $5,221 during 2007 associated with this plan.

Prior to establishing the pension plan and supplementary pension plan for U.S. employees (discussed above) and the health and welfare plan for U.S. employees (discussed in the subsequent paragraphs of this note), the Company participated in similar arrangements sponsored by GE.

The cost of employee pension and retiree benefits were billed by GE to the Company based upon a percentage of compensation and were $2,126, $25,511 and $27,529 for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively.

Foreign Pension Plans

Outside the U.S., the Company maintains its principal defined benefit pension plans in Germany, Japan and Switzerland (collectively, Foreign or Foreign Pension Plans). The Company maintains additional defined benefit pension plans in various other locations. These additional plans are not significant and are excluded from the disclosures presented below.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

The Company’s defined benefit pension plans in Germany cover substantially all of its employees. These plans are not funded and benefits are paid from the Company to retirees directly. The benefits are based on years of service and the employee’s final pensionable salary, as defined by the plan. The benefits are not vested until the employee retires at a minimum eligible age of 60 years.

The Company’s defined benefit pension plan in Japan covers substantially all of its employees. The benefits of the Company’s Japanese pension plan are based on years of service and the employee’s three highest years of compensation during the last 10 years of employment. The pension plan assets are managed by a variety of Japanese financial institutions.

In Switzerland, the Company’s defined benefit plan provides pension, death and disability benefits to substantially all employees. Benefits are based on participants’ accumulated account balances plus an annuity conversion factor established by the Swiss government. The pension liability is administered through a collective foundation, together with benefits provided by GE to its employees.

Employees in the Netherlands and the United Kingdom participate in GE pension plans along with GE employees. The Company’s pension expense associated with contributions to these multi-employer pension plans was $2,146, $121, $1,362 and $2,152 for the year ended December 31, 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005, respectively.

Pension Plan Participants

Pension plan participants as of December 31, 2007 were as follows:

	Total	Domestic	Foreign
Active employees	3,996	2,459	1,537
Vested former employees	130	—	130
Retirees and beneficiaries	138	—	138

	4,264	2,459	1,805

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Cost of Pension Plans

Net periodic pension cost for the year ended December 31, 2007, and periods from December 4 to December 31, 2006 and January 1 to December 3, 2006, and for the year ended December 31, 2005 includes the following (income) expense components:

	Domestic	Foreign
	Successor	Successor		Predecessor
			Period from
	Year ended December 31, 2007	Year ended December 31, 2007	December 4, 2006 through December 31, 2006	December 1, 2006 through December 3, 2006	Year ended December 31, 2005
Expected return on plan assets	$—	(1,130)	(57)	(908)	(642)
Service cost for benefits earned	16,324	4,351	365	3,891	4,367
Interest cost on benefit obligation	2,497	3,228	244	2,631	2,956
Prior service benefit	(232)	—	—	—	—
Net actuarial (gain) loss recognized	(40)	(204)	—	600	741
Effect of terminations and other	72	—	—	—	—

	$18,621	6,245	552	6,214	7,422

Actuarial Assumptions

The Company measures and records the expense of its pension plan obligations based on actuarially determined estimates, using a December 31 measurement date. Weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic		Foreign
	2007	2006	2007	2006	2005
Discount rate	6.60%	6.00%	3.33%	3.10%	3.03%
Compensation increases	4.54%	4.86%	2.62%	2.61%	2.53%
Expected return on assets	8.50%	N/A	3.54%	3.28%	2.59%

The Company’s defined benefit pension plans in Germany also relied upon assumptions regarding pension benefit increases of 1.75% in 2007, 2006 and 2005. The discount rates at December 31 are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied. The Company amortizes experience gains and losses and effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Funding Policy

The funding policy for the various pension plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. In 2008, the Company expects to contribute approximately $25,000 and $3,142 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $12,100 to its Domestic plans in February 2008.

Benefit Obligations

Benefit obligations are described in the following tables. Accumulated Benefit Obligation (ABO) and Projected Benefit Obligation (PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO represents ABO increased to reflect expected future compensation.

Projected Benefit Obligation

	Total		Domestic		Foreign
	2007	2006	2007	2006	2007	2006
Balance at January 1	$144,341	101,968	43,849	—	100,492	101,968
Service cost for benefits earned	20,933	4,502	16,324	—	4,609	4,502
Interest cost on benefit obligations	5,725	2,875	2,497	—	3,228	2,875
Participant contributions	258	246	—	—	258	246
Plan amendments	(8,838)	(4,998)	(8,747)	—	(91)	(4,998)
Actuarial gain	(19,765)	(3,736)	(10,718)	—	(9,047)	(3,736)
Benefits paid	(4,092)	(2,569)	—	—	(4,092)	(2,569)
Exchange rate adjustments	6,637	2,646	—	—	6,637	2,646
Obligation assumed from GE	—	43,849	—	43,849	—	—
Effect of terminations and other	(184)	(442)	72	—	(256)	(442)

Balance at December 31	$145,015	144,341	43,277	43,849	101,738	100,492

Domestic plan amendments reflect the outcome of union negotiations (affecting all participants) and other amendments that served to modify the pension benefits formula and adjust the retirement eligibility age provisions. Actuarial gains are principally associated with discount rate changes.

Accumulated Benefit Obligation

	Total		Domestic		Foreign
	2007	2006	2007	2006	2007	2006
Balance at December 31	$101,516	100,573	8,442	7,539	93,074	93,034

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

The following table provides information about the Company’s pension plans with accumulated benefit obligations that exceed the fair value of plan assets.

	Total		Domestic		Foreign
	2007	2006	2007	2006	2007	2006
Funded plans with assets less than ABO
Plan assets	$33,059	29,444	250	—	32,809	29,444
Accumulated benefit obligations	63,671	62,027	1,462	957	62,209	61,070
Projected benefit obligations	101,794	97,188	32,123	29,347	69,671	67,841
Unfunded plans
Accumulated benefit obligations	37,845	38,546	6,980	6,582	30,865	31,964
Projected benefit obligations	43,221	47,153	11,154	14,502	32,067	32,651

Plan Assets

The following table sets forth the components of the change in plan assets for the year ended December 31:

	Total		Domestic		Foreign
	2007	2006	2007	2006	2007	2006
Balance at January 1	$29,444	26,242	—	—	29,444	26,242
Actual gain on plan assets	979	1,740	—	—	979	1,740
Employer contributions	3,900	2,772	250	—	3,650	2,772
Participant contributions	258	246	—	—	258	246
Benefits paid	(3,395)	(1,974)	—	—	(3,395)	(1,974)
Exchange rate adjustments	1,873	418	—	—	1,873	418

Balance at December 31	$33,059	29,444	250	—	32,809	29,444

The following table sets forth the percentage of the fair value of total plan assets, by asset category, held as of December 31:

	Domestic	Foreign
	2007	2007	2006
Cash and cash equivalents	100%	1%	0%
Equity securities	0%	43%	42%
Government bonds	0%	36%	37%
Insurance contracts	0%	18%	19%
Other	0%	2%	2%

Total	100%	100%	100%

Plan fiduciaries of the various defined benefit plans set the investment policies and strategies for the trusts. Long-term strategic investment objectives include preserving the funded status of the plans, while balancing risk and return. These fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations. Target allocations, which are consistent with the 2007 percentages presented above, are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Pension Asset (Liability)

The Company’s recorded assets and liabilities for its principal defined benefit pension plans are as follows:

	Total		Domestic		Foreign
	2007	2006	2007	2006	2007	2006
December 31
Funded status:
Fair value of plan assets	$33,059	29,444	250	—	32,809	29,444
Projected benefit obligation	(145,015)	(144,341)	(43,277)	(43,849)	(101,738)	(100,492)

Pension liability recognized	$(111,956)	(114,897)	(43,027)	(43,849)	(68,929)	(71,048)

Amounts recorded in shareholder’s equity (pre-tax)
Prior service benefit	$(8,526)	—	(8,526)	—	—	—
Net actuarial gain	(22,125)	(135)	(13,113)	—	(9,012)	(135)

Total	$(30,651)	(135)	(21,639)	—	(9,012)	(135)

The estimated prior service benefit and net actuarial gain that will be amortized from shareholder’s equity in 2008 are approximately $895 and $987, respectively.

Estimated Future Benefit Payments

The expected benefit payments presented below are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007, and include estimated future employee service.

	2008	2009	2010	2011	2012	2013- 2017
Domestic pension plans	$147	436	828	1,155	1,445	17,554
Foreign pension plans	4,408	5,466	6,202	6,460	6,324	33,392

Total	$4,555	5,902	7,030	7,615	7,769	50,946

Retiree Health and Life Benefits

In connection with the Acquisition, the Company assumed certain obligations from GE for retiree health and life benefits for the U.S. employees of the Company, based on participation by its employees in plans maintained by GE or its affiliates through January 28, 2007. During 2007, the Company established its health and welfare plan for U.S. employees. The retiree health and life obligations assumed from GE, and those obligations arising from subsequent employee service, are administered under this plan. The Company’s U.S. health and welfare plan provides benefits to pay medical expenses, dental expenses, flexible spending accounts for otherwise unreimbursed expenses, short-term disability benefits, and life and accidental death and dismemberment insurance benefits. Retirees share in the cost of healthcare benefits. The Company funds retiree healthcare benefits on a pay-as-you-go basis. The Company uses a December 31 measurement date for this plan.

Net periodic postretirement benefit cost of $6,240 for the year ended December 31, 2007 includes service cost for benefits earned of $2,010, interest cost on the benefit obligation of $3,610 and amortization of prior service cost of $620.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Changes in the accumulated postretirement benefit obligation were as follows:

	2007	2006
Balance at January 1	$51,580	—
Service cost for benefits earned	2,010	—
Interest cost on benefit obligations	3,610	—
Plan amendments	16,425	—
Actuarial loss	430	—
Benefits paid	(926)	—
Obligation assumed from GE	—	51,580

Balance at December 31	$73,129	51,580

The accumulated postretirement benefit obligation is recognized as a component of pension liabilities in the December 31, 2007 Consolidated Balance Sheets. Amounts recorded in shareholder’s equity at December 31, 2007 include unrecognized prior service cost of $15,770 and unrecognized net actuarial gains of $1,211. Unrecognized prior service cost principally arises from 2007 plan amendments related to the elimination of caps on health benefit payments for long-service employees. The estimated prior service cost and net actuarial gain that will be amortized from shareholder’s equity in 2008 are $1,310 and $50, respectively.

Significant actuarial assumptions used to determine benefit obligations as of December 31, 2007 and 2006, and related earnings effects include discount rates of 6.4% and 6.0%, respectively, compensation increases of 4.5% and an initial healthcare trend rate of 9.2% (gradually declining to 5% for 2013 and thereafter). The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. Increasing or decreasing the healthcare cost trend rates by one percentage point would have changed the December 31, 2007 accumulated postretirement benefit obligation by approximately $6,780 and $5,730, respectively. Increasing or decreasing the healthcare cost trend rates by one percentage point would not have a material effect on net periodic postretirement benefit cost.

The expected benefit payments presented below are based on the same assumptions used to measure the Company’s accumulated postretirement benefit obligation at December 31, 2007, and include estimated future employee service.

	2008	2009	2010	2011	2012	2013- 2017
Gross	$1,130	1,670	2,380	3,180	3,910	33,400
Expected Medicare Part D subsidy	10	20	40	80	130	1,600

Net	$1,120	1,650	2,340	3,100	3,780	31,800

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(18)	Operating Segments

The Company operates in two independent business segments: Silicones and Quartz. The Silicones segment is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additive. The Quartz segment is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. Further information about each segment’s operating locations and legal entities is described in note 1 to these consolidated and combined financial statements.

The Company’s operating segments are organized based on the nature of the products they serve. They are managed separately because each business requires different technology and marketing strategies. The Company’s Quartz segment production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from substantially one supplier, Unimin Corporation. The Company has entered into a contract with Unimin, which provides for sufficient sand to continue production and growth through 2010.

The accounting policies of the Silicones and Quartz segments are as described in the summary of significant accounting policies described in note 3 to these consolidated and combined financial statements.

Successor	Silicones	Quartz	Corporate and other items	Total
Year ended December 31, 2007:
Net sales (a)	$2,264,308	273,494	—	2,537,802
Operating income (b)	121,756	16,545	(56,109)	82,192
Depreciation and amortization	235,637	58,950	—	294,587
Amortization of debt issuance costs	3,970	—	7,238	11,208
Interest expense and other financial charges	288,617	6	213	288,836
Interest income	6,067	621	554	7,242
Provision for income taxes	28,163	6,632	—	34,795
Capital expenditures	155,582	21,330	—	176,912

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Successor	Silicones	Quartz	Corporate and other items	Total
Period from December 4, 2006 to December 31, 2006:
Net sales (a)	$219,257	26,932	—	246,189
Operating income (b)	(54,511)	6,751	(3,838)	(51,598)
Depreciation and amortization	73,926	4,044	186	78,156
Amortization of debt issuance costs	302	—	512	814
Interest expense and other financial charges	21,875	50	384	22,309
Interest income	811	30	(114)	727
Provision for income taxes	14	(2,707)	—	(2,693)
Capital expenditures	18,615	3,108	—	21,723

Predecessor
Period from January 1, 2006 to December 3, 2006:
Net sales (a)	$1,925,679	242,307	—	2,167,986
Operating income (b)	188,279	33,993	(69,880)	152,392
Depreciation and amortization	125,320	28,060	—	153,380
Interest expense and other financial charges	7,158	1,394	90,605	99,157
Interest income	4,023	6,437	76,863	87,323
Provision for income taxes	46,410	11,881	—	58,291
Capital expenditures	115,755	32,517	—	148,272

Year ended December 31, 2005
Net sales (a)	$2,094,451	247,513	—	2,341,964
Operating income (b)	263,037	36,867	(77,055)	222,849
Depreciation and amortization	153,901	32,438	—	186,339
Interest expense and other financial charges	5,172	15	88,105	93,292
Interest income	2,037	204	74,411	76,652
Provision for income taxes	24,037	9,474	31,958	65,469
Capital expenditures	107,277	23,898	—	131,175

	December 31
	2007	2006
Silicones	$2,848,932	3,063,367
Quartz	375,287	420,045
Corporate and other items	1,222,995	934,772

Total assets (c)	$4,447,214	4,418,184

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(a)	There were no inter-segment sales during the year ended December 31, 2007, the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, or for the year ended December 31, and 2005. There were no individual customers for which revenue transactions comprised 10% or more of net sales for the year ended December 31, 2007, the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, or for the year ended December 31, 2005.
(b)	Segment operating income excludes certain corporate charges. A reconciliation of the segment operating income to income before income taxes would include interest income, interest expense, other expense, net and minority interests as presented on the Consolidated and Combined Statements of Operations.
(c)	Goodwill and deferred income taxes are included within corporate and other items as reconciling amounts to the Company’s total assets as presented on the Consolidated Balance Sheets.

The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangibles and goodwill.

	Successor	Successor	Predecessor
	Year ended December 31	Period from		Year ended December 31
	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006	2005
Net sales:
United States	$688,640	79,051	798,806	725,550
Canada	78,245	2,760	46,524	55,766
Pacific	758,913	82,914	571,565	670,608
Europe	928,872	76,015	694,870	839,842
Mexico and Brazil	83,132	5,449	56,221	50,198

	$2,537,802	246,189	2,167,986	2,341,964

	December 31,
	2007	2006
Total long-lived assets:
United States	$740,093	1,185,235
Canada	87,071	20,542
Pacific	1,083,309	986,791
Europe	1,204,988	896,975
Mexico and Brazil	9,104	7,024

	$3,124,565	3,096,567

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(19)	Quarterly Financial Information (Unaudited)

A summary of the quarterly operating results during 2007 and 2006 were as follows:

	Successor
	First quarter 2007	Second quarter 2007	Third quarter 2007	Fourth quarter 2007
Net sales	$608,236	651,564	624,431	653,571
Cost of sales, excluding depreciation	409,253	428,139	395,409	420,339

Gross profit	198,983	223,425	229,022	233,232
Selling, general and administrative expenses	160,872	155,894	197,824	169,157
Research and development expenses	19,419	18,740	18,759	21,653
Restructuring costs	5,584	7,405	11,006	16,157

Operating income (loss)	13,108	41,386	1,433	26,265
Other income (expense):
Interest income	938	1,861	2,035	2,408
Interest expense	(68,965)	(72,777)	(72,512)	(74,582)
Other, net	(4,994)	(3,438)	(6,636)	(4,908)
Minority interests	(72)	(128)	181	(109)

Loss before income taxes (benefit)	(59,985)	(33,096)	(75,499)	(50,926)
Income taxes (benefit)	(2,701)	11,611	(1,041)	26,926

Net loss	$(57,284)	(44,707)	(74,458)	(77,852)

	Predecessor				Successor
				Period from
	First quarter 2006	Second quarter 2006	Third quarter 2006	October 2, 2006 to December 3, 2006	December 4, 2006 to December 31, 2006
Net sales	$584,150	616,948	615,598	351,290	246,189
Cost of sales, excluding depreciation	369,763	385,657	397,467	244,703	185,261

Gross profit	214,387	231,291	218,131	106,587	60,928
Selling, general and administrative expenses	152,597	143,010	139,897	109,670	53,101
Research and development expenses	15,689	19,377	20,734	17,030	59,425

Operating income (loss)	46,101	68,904	57,500	(20,113)	(51,598)
Other income (expense):
Interest income	29,259	15,493	25,313	17,258	727
Interest expense	(32,523)	(25,363)	(26,948)	(14,323)	(22,309)
Other, net	(1,710)	(432)	(522)	(2,041)	49
Minority interests	(15,550)	(16,742)	(14,162)	2,589	(167)

Income (loss) before income taxes	25,577	41,860	41,181	(16,630)	(73,298)
Income taxes (benefit)	12,217	26,115	23,346	(3,387)	(2,693)

Net income (loss)	$13,360	15,745	17,835	(13,243)	(70,605)

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(20)	Guarantor and Nonguarantor Condensed Consolidated Financial Statements

The following condensed consolidated and combined financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2007 and 2006, and the Condensed Consolidated and Combined Statements of Operations and Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2007, and periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, and for the year ended December 31, 2005 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the nonguarantor subsidiaries; and (iv) the Company on a consolidated and combined basis. The 2006 and 2005 amounts are presented for comparative purposes.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the senior credit facility, and consequently will not be available to satisfy the claims of the Company’s general creditors.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Condensed Consolidated Balance Sheets as of December 31, 2007:

	Successor
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,051	47,514	193,491	—	249,056
Receivables, net	—	106,137	387,873	—	494,010
Due from affiliates	—	181,864	280,175	(453,037)	9,002
Inventories	—	197,153	219,580	(3,494)	413,239
Prepaid expenses	—	5,138	6,403	—	11,541
Income tax receivable	—	14,865	—	—	14,865
Deferred income taxes	—	—	20,278	—	20,278
Other current assets	—	5,045	5,017	—	10,062

Total current assets	8,051	557,716	1,112,817	(456,531)	1,222,053
Property and equipment, net	—	615,636	633,618	—	1,249,254
Other long-term assets	47,138	—	36,319	—	83,457
Deferred income taxes	—	—	15,799	865	16,664
Investments in nonconsolidated affiliates	—	—	475	—	475
Investment in affiliates	1,434,679	488,685	—	(1,923,364)	—
Intercompany borrowing	828,601	19,474	—	(848,075)	—
Intangible assets, net	—	103,915	585,343	—	689,258
Goodwill	—	14,057	1,171,996	—	1,186,053

Total assets	$2,318,469	1,799,483	3,556,367	(3,227,105)	4,447,214

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	107,345	222,219	—	329,564
Short-term borrowings	—	—	4,768	—	4,768
Accrued expenses and other liabilities	2,115	67,965	123,082	—	193,162
Accrued interest	17,748	—	797	—	18,545
Due to affiliates	23,976	33,002	419,332	(453,037)	23,273
Accrued income taxes	—	—	27,681	—	27,681
Deferred income taxes	—	17,933	3,218	—	21,151
Current installments of long-term debt	—	—	14,750	—	14,750

Total current liabilities	43,839	226,245	815,147	(453,037)	632,894

Long-term debt	1,956,734	—	1,101,495	—	3,058,229
Other liabilities	—	6,103	79,385	—	85,488
Pension liabilities	—	116,705	74,524	—	191,229
Intercompany Borrowings	—	4,097	843,978	(848,075)	—
Deferred income taxes	—	8,300	148,430	—	156,730

Total liabilities	2,000,573	361,450	3,063,659	(1,301,112)	4,124,570

Minority interests	—	—	4,024	—	4,024
Shareholder’s equity:
Additional paid-in capital	600,274	1,562,220	484,275	(2,046,495)	600,274
Accumulated deficit	(325,632)	(167,441)	(31,764)	199,931	(324,906)
Accumulated other comprehensive income	43,254	43,254	36,173	(79,429)	43,252

Total shareholder’s equity	317,896	1,438,033	488,684	(1,925,993)	318,620

Total liabilities and shareholder’s equity	$2,318,469	1,799,483	3,556,367	(3,227,105)	4,447,214

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Condensed Consolidated Balance Sheets as of December 31, 2006:

	Successor
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	67,459	130,551	—	198,010
Receivables, net	—	139,009	398,294	—	537,303
Due from affiliates	—	92,679	336,485	(394,172)	34,992
Inventories	—	202,324	228,720	(1,506)	429,538
Prepaid expenses	—	1,687	6,319	—	8,006
Deferred income taxes	—	—	13,082	—	13,082
Other current assets	—	2,840	4,234	—	7,074

Total current assets	—	505,998	1,117,685	(395,678)	1,228,005
Property and equipment, net	—	625,870	842,973	—	1,468,843
Other long-term assets	51,462	—	38,636	—	90,098
Deferred income taxes	—	—	3,060	—	3,060
Investments in nonconsolidated affiliates	—	—	454	—	454
Investment in affiliates	1,618,046	245,477	—	(1,863,523)	—
Intercompany borrowings	840,000	—	—	(840,000)	—
Intangible assets, net	—	267,793	441,301	—	709,094
Goodwill	—	268,477	650,153	—	918,630

Total assets	$2,509,508	1,913,615	3,094,262	(3,099,201)	4,418,184

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	67,768	134,537	—	202,305
Short-term borrowings	—	2,128	—	—	2,128
Accrued expenses and other liabilities	—	82,430	92,743	—	175,173
Accrued interest	15,161	122	5,493	—	20,776
Due to affiliates	—	50,921	385,412	(396,764)	39,569
Accrued income taxes	—	—	32,507	—	32,507
Deferred income taxes	—	—	4,144	—	4,144
Current installments of long-term debt	—	—	10,496	—	10,496

Total current liabilities	15,161	203,369	665,332	(396,764)	487,098

Long-term debt	1,918,524	—	1,039,144	—	2,957,668
Other liabilities	—	3,816	45,410	—	49,226
Pension liabilities	—	88,540	75,674	—	164,214
Intercompany borrowings	—	—	840,000	(840,000)	—
Deferred income taxes	—	—	179,264	(10)	179,254

Total liabilities	1,933,685	295,725	2,844,824	(1,236,774)	3,837,460

Minority interests	—	—	3,961	—	3,961
Shareholder’s equity:
Additional paid-in capital	643,160	1,679,252	262,110	(1,941,362)	643,160
Accumulated deficit	(71,545)	(65,570)	(20,841)	87,351	(70,605)
Accumulated other comprehensive income	4,208	4,208	4,208	(8,416)	4,208

Total shareholder’s equity	575,823	1,617,890	245,477	(1,862,427)	576,763

Total liabilities and shareholder’s equity	$2,509,508	1,913,615	3,094,262	(3,099,201)	4,418,184

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Condensed Consolidated Statement of Operations for the year ended December 31, 2007:

	Successor
	Year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	1,081,648	1,831,473	(375,319)	2,537,802
Cost of sales, excluding depreciation	—	731,424	1,295,534	(373,818)	1,653,140

Gross profit	—	350,224	535,939	(1,501)	884,662
Selling, general and administrative expenses	40,318	378,924	304,657	—	723,899
Research and development expenses	—	46,462	32,109	—	78,571

Operating income (loss)	(40,318)	(75,162)	199,173	(1,501)	82,192
Other income (expense):
Interest income	95,606	3,185	9,637	(101,186)	7,242
Interest expense	(207,504)	6,958	(189,476)	101,186	(288,836)
Other income (expense), net	(101,871)	(10,865)	(20,033)	112,793	(19,976)
Minority interests	—	—	(128)	—	(128)

Income (loss) before income taxes	(254,087)	(75,884)	(827)	111,292	(219,506)
Income taxes (benefit)	—	25,987	10,095	(1,287)	34,795

Net income (loss)	$(254,087)	(101,871)	(10,922)	112,579	(254,301)

Condensed Consolidated Statement of Operations for the period from December 4, 2006 through December 31, 2006:

	Successor
	Period from December 4, 2006 through December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	97,563	180,152	(31,526)	246,189
Cost of sales, excluding depreciation	—	77,785	139,932	(32,456)	185,261

Gross profit	—	19,778	40,220	930	60,928
Selling, general and administrative expenses	(2,336)	27,491	28,378	(432)	53,101
Research and development expenses	—	37,034	22,391	—	59,425

Operating income (loss)	2,336	(44,747)	(10,549)	1,362	(51,598)
Other income (expense):
Interest income	343	248	136	—	727
Interest expense	(8,654)	(201)	(13,454)	—	(22,309)
Other expense, net	(65,570)	(20,870)	78	86,411	49
Minority interests	—	—	(167)	—	(167)

Income (loss) before income taxes	(71,545)	(65,570)	(23,956)	87,773	(73,298)
Income taxes (benefit)	—	—	(3,115)	422	(2,693)

Net income (loss)	$(71,545)	(65,570)	(20,841)	87,351	(70,605)

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Condensed Combined Statement of Operations for the period from January 1, 2006 through December 3, 2006:

	Predecessor
	Period from January 1, 2006 through December 3, 2006
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Net sales	$1,047,018	1,473,293	(352,325)	2,167,986
Cost of sales	706,667	1,045,120	(354,197)	1,397,590

Gross profit	340,351	428,173	1,872	770,396
Selling, general and administrative expenses	293,923	251,251	—	545,174
Research and development expenses	49,407	23,423	—	72,830

Operating income (loss)	(2,979)	153,499	1,872	152,392
Other income (expense):
Interest income	85,750	1,573	—	87,323
Interest expense	(75,775)	(23,382)	—	(99,157)
Other expense, net	(11,588)	6,623	260	(4,705)
Minority interests	(605)	(43,260)	—	(43,865)

Income (loss) before income taxes	(5,197)	95,053	2,132	91,988
Income taxes	11,252	47,039	—	58,291

Net income (loss)	$(16,449)	48,014	2,132	33,697

Condensed Combined Statement of Operations for the year ended December 31, 2005

	Predecessor
	Year ended December 31, 2005
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Net sales	$1,144,697	1,609,758	(412,491)	2,341,964
Cost of sales, excluding depreciation	759,068	1,083,425	(412,854)	1,429,639

Gross profit	385,629	526,333	363	912,325
Selling, general and administrative expenses	316,765	300,571	—	617,336
Research and development expenses	60,728	11,412	—	72,140

Operating income	8,136	214,350	363	222,849
Other income (expense):
Interest income	78,021	(1,369)	—	76,652
Interest expense	(70,558)	(22,734)	—	(93,292)
Other expense, net	2,895	(4,662)	—	(1,767)
Minority interests	—	(64,663)	—	(64,663)

Income before income taxes	18,494	120,922	363	139,779
Income taxes	7,555	57,914	—	65,469

Net income	$10,939	63,008	363	74,310

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2007:

	Successor
	Fiscal year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$74,994	244,660	173,264	(191,391)	301,527

Cash flows from investing activities:
Capital expenditures	—	(72,122)	(104,790)	—	(176,912)
Payments associated with acquisition of Momentive Performance Materials Inc.	(61,985)	—	—	—	(61,985)
Investment in nonconsolidated affiliates			(766)		(766)
Proceeds from sale of technology			2,412		2,412
Purchase of intangible assets	—	(1,226)	(1,670)	—	(2,896)

Net cash used in investing activities	(61,985)	(73,348)	(104,814)	—	(240,147)

Cash flows from financing activities:
Dividends paid within MPM Inc.	—	(190,400)	(4,500)	194,900	—
Net change in short-term borrowings	—	(2,128)	4,768	—	2,640
Payments of long-term debt	—	—	(10,804)	—	(10,804)
Proceeds of long-term debt	—	—	23,093	—	23,093
Principal payments on capital lease obligations	—	(498)	(1,587)	—	(2,085)
Funds received from Xinan (note 21)	—	—	19,792	—	19,792
Funds remitted to joint venture (note 21)	—	—	(9,800)	—	(9,800)
Net borrowings with affiliates	(43,168)	1,769	44,908	(3,509)	—

Net cash provided by (used in) financing activities	(43,168)	(191,257)	65,870	191,391	22,836

Increase (decrease) in cash and cash equivalents	(30,159)	(19,945)	134,320	—	84,216
Effect of exchange rate changes on cash	38,210	—	(71,380)	—	(33,170)
Cash and cash equivalents, beginning of year	—	67,459	130,551	—	198,010

Cash and cash equivalents, end of year	$8,051	47,514	193,491	—	249,056

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Condensed Consolidated Statement of Cash Flows for the period from December 4, 2006 through December 31, 2006:

	Successor
	Period from December 4, 2006 through December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$9,723	31,381	59,219	323	100,646

Cash flows from investing activities:
Capital expenditures	—	(11,652)	(10,071)	—	(21,723)
Payments associated with acquisition of Momentive Performance Materials Inc.	(3,704,361)	—	—	—	(3,704,361)

Net cash used in investing activities	(3,704,361)	(11,652)	(10,071)	—	(3,726,084)

Cash flows from financing activities:
Capital contribution	903,500	—	—	—	903,500
Proceeds from issuance of long-term debt	3,023,928	—	—	—	3,023,928
Payments of short-term debt	(50,000)	—	—	—	(50,000)
Debt issuance cost	(78,212)	—	—	—	(78,212)
Principal payments of capital lease obligations	—	(67)	(126)	—	(193)
Net borrowings with affiliates	(102,265)	52,693	49,895	(323)	—

Net cash provided by (used in) financing activities	3,696,951	52,626	49,769	(323)	3,799,023

Increase in cash and cash equivalents	2,313	72,355	98,917	—	173,585
Effect of exchange rate changes on cash	(2,313)	—	1,680	—	(633)
Cash and cash equivalents, beginning of period	—	(4,898)	29,956	—	25,058

Cash and cash equivalents, end of period	$—	67,457	130,553	—	198,010

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Condensed Combined Statement of Cash Flows for the period from January 1, 2006 through December 3, 2006:

	Predecessor
	Period from January 1, 2006 through December 3, 2006
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32,430)	(169,015)	260	(201,185)

Cash flows from investing activities:
Capital expenditures	(79,835)	(68,437)	—	(148,272)
Purchases of intangible assets	(193)	(1,546)	—	(1,739)
Payments associated with acquisition of OrganoSilicones Inc.	(56,260)	—	—	(56,260)
Investments in nonconsolidated affiliates	—	(37,462)	—	(37,462)

Net cash used in investing activities	(136,288)	(107,445)	—	(243,733)

Cash flows from financing activities:
Capital contribution from joint venture partner	—	7,350	—	7,350
Dividend paid to joint venture partner	—	(63,664)	—	(63,664)
Net (decrease) increase in short-term borrowings	(3,540)	2,847		(693)
Payments of long-term debt	—	(3,089)	—	(3,089)
Principal payments of capital lease obligations	(504)	(1,246)	—	(1,750)
Net transfers from General Electric Company and affiliates	24,057	77,781	(260)	101,578

Net cash provided by (used in) financing activities	20,013	19,979	(260)	39,732

Decrease in cash and cash equivalents	(148,705)	(256,481)	—	(405,186)
Effect of exchange rate changes on cash	(950)	22,419	—	21,469
Cash and cash equivalents, beginning of period	248,205	390,022	—	638,227

Cash and cash equivalents, end of period	$98,550	155,960	—	254,510

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

Condensed Combined Statement of Cash Flows for the year ended December 31, 2005:

	Predecessor
	Year ended December 31, 2005
	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Net cash provided by operating activities	$126,280	293,806	—	420,086

Cash flows from investing activities:
Capital expenditures	(61,647)	(69,528)	—	(131,175)
Purchases of intangible assets	—	(387)	—	(387)
Payments associated with acquisition of OrganoSilicones Inc.	(62,713)	—	—	(62,713)
Proceeds from sale of investments in nonconsolidated affiliates	15,500	—	—	15,500

Net cash used in investing activities	(108,860)	(69,915)	—	(178,775)

Cash flows from financing activities:
Dividend paid to joint venture partner	—	(2,660)	—	(2,660)
Net (decrease) increase in short-term borrowings	9,891	(12,325)	—	(2,434)
Proceeds from issuance of long-term debt	—	32,996	—	32,996
Principal payments of capital lease obligations	(450)	(1,806)	—	(2,256)
Net transfers from (to) General Electric Company and affiliates	17,652	(106,615)	—	(88,963)

Net cash provided by (used in) financing activities	27,093	(90,410)	—	(63,317)

Increase in cash and cash equivalents	44,513	133,481	—	177,994
Effect of exchange rate changes on cash	—	(32,357)	—	(32,357)
Cash and cash equivalents, beginning of year	203,692	288,898	—	492,590

Cash and cash equivalents, end of year	$248,205	390,022	—	638,227

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

(21)	Investment in Nonconsolidated Affiliates

On April 9, 2007, Momentive Performance Materials Pte. Ltd., a Singapore subsidiary of the Company, and Zhejiang Xin An Chemical Industrial Group, a business organized under the laws of the People’s Republic of China (Xinan), signed an agreement (Agreement) to create a joint venture for the construction and operation of a siloxane manufacturing facility in Jiande, Zhejiang province, China. The shares of the joint venture company for Xinan and the Company are 51% and 49%, respectively, and the total registered capital of the venture is $40,000. The Company has no additional financial commitment after the initial equity contribution. In connection with the Agreement, Momentive Performance Materials Japan LLC, a subsidiary of the Company, and Xinan signed a technology license agreement (Technology License) whereby the Company will provide technology to Xinan to be used by the joint venture company. During the third quarter 2007, the Company and Xinan received government approval for the joint venture company. The Company is accounting for the joint venture under the equity method of accounting.

In May 2005, the Company sold 42,500 shares of Dong Yang Silicone Co. Ltd. (Dysil) to DC Chemical Co. Ltd. for $15,500. The book value of the Company’s equity investment in Dysil at the date of the sale was $11,400. In 2005, a gain of $4,100 was recorded as other income in the accompanying Combined Statement of Operations.

MOMENTIVE PERFORMANCE MATERIALS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006, 2005

(Dollar amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (a)	Deductions	Balance at end of period
Allowance for doubtful accounts receivable:

Successor
Year ended December 31, 2007	$5,702	$2,200	$244	$(2,266)	$5,880
Period from December 4, 2006 through December 31, 2006	$5,605	$188	$11	$(102)	$5,702

Predecessor
Period from January 1, 2006 through December 3, 2006	$3,832	$2,788	$120	$(1,135)	$5,605
Year ended December 31, 2005	$6,104	$363	$(248)	$(2,387)	$3,832

(a)	Represents the impact of foreign currency translation.

SCH-1

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Nautilus Holdings Acquisition Corp. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.1	Certificate of Incorporation, as amended, of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.2	Amended and Restated By-laws of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.3	Certificate of Incorporation, as amended, of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.4	Amended and Restated By-laws of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.5	Certificate of Incorporation, as amended, of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.6	Amended and Restated By-laws of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.7	Certificate of Incorporation, as amended, of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.8	Amended and Restated By-laws of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.9	Amended and Restated Operating Agreement of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.10	Articles of Organization, as amended, of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.11	Certificate of Incorporation, as amended, of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.12	Amended and Restated By-laws of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.13	Certificate of Incorporation, as amended, of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.14	Amended and Restated By-laws of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.15	Operating Agreement of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.16	Certificate of Formation of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

Exhibit Number	Description
3.17	Operating Agreement of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.18	Certificate of Formation of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.19	Operating Agreement of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.1	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.2	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.3	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.4	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.5	9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.6	10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
4.7	11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.8	9% Senior Euro Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.9	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $765,000,000 9 3/ 4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.10	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.11	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.12	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.13	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the €275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.14	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

Exhibit Number	Description
10.1	$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Blitz 06-103 GmbH and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2	Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Blitz 06-103 GmbH, each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3	Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4	Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**	Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and GE Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.8**	Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, GE Toshiba Silicones (Thailand) Limited and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9	Transition Services Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.10	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Bayer Silicones GmbH & Co. KG (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.11†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.12†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.13†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.14†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
10.15†	Employment Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Jonathan Rich (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.16†	Employment Agreement, dated March 19, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.17†	Separation Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.18*†	Employment Agreement, dated April 1, 2007, between Momentive Performance Materials (Hong Kong) Limited and Eddy Wu

14.1	Code of Conduct (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
**	Certain portions of this document have been omitted pursuant to a confidential treatment request.
†	Indicates a management contract or compensatory plan or arrangement.