Form 10-Q
period 2008-03-30
Momentive Performance Materials Inc.
filed 2008-05-14
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on May 13, 2008 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	March 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$256,635	249,056
Receivables, net (note 4)	548,738	494,010
Due from affiliates	6,637	9,002
Inventories (note 5)	456,347	413,239
Prepaid expenses	15,736	11,541
Income tax receivable	14,893	14,865
Deferred income taxes (note 7)	12,488	20,278
Other current assets	14,273	10,062

Total current assets	1,325,747	1,222,053
Property and equipment (net of accumulated depreciation and amortization of $308,311 and $251,877 at March 30, 2008 and December 31, 2007, respectively)	1,285,736	1,249,254
Other long-term assets	81,909	83,457
Deferred income taxes (note 7)	17,329	16,664
Investments in nonconsolidated affiliates	579	475
Intangible assets (net of accumulated amortization of $55,276 and $44,909 at March 30, 2008 and December 31, 2007, respectively)	722,575	689,258
Goodwill	1,261,930	1,186,053

Total assets	$4,695,805	4,447,214

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$366,118	329,564
Short-term borrowings (note 6)	9,667	4,768
Accrued expenses and other liabilities	213,705	193,162
Accrued interest	68,121	18,545
Due to affiliates	21,567	23,273
Accrued income taxes (note 7)	21,653	27,681
Deferred income taxes (note 7)	39,559	21,151
Current installments of long-term debt	1,084	14,750

Total current liabilities	741,474	632,894

Long-term debt	3,150,902	3,058,229
Other liabilities	95,248	85,488
Pension liabilities (note 9)	192,555	191,229
Deferred income taxes (note 7)	144,949	156,730

Total liabilities	4,325,128	4,124,570

Minority interests	4,220	4,024

Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	602,356	600,274
Accumulated deficit	(373,784)	(324,906)
Accumulated other comprehensive income	137,885	43,252

Total shareholder’s equity	366,457	318,620

Total liabilities and shareholder’s equity	$4,695,805	4,447,214

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended
	March 30, 2008	April 1, 2007
Net sales	$656,612	608,236
Cost of sales, excluding depreciation	433,059	409,253

Gross profit	223,553	198,983
Selling, general and administrative expenses	103,324	100,989
Depreciation and amortization expenses	55,998	59,883
Research and development expenses	17,911	19,419
Restructuring and other costs (note 2(d))	4,253	5,584

Operating income	42,067	13,108
Other income (expense):
Interest income	1,350	938
Interest expense	(68,288)	(68,965)
Other income (expense), net	(13,619)	(4,994)
Minority interests	61	(72)

Loss before income taxes (benefit)	(38,429)	(59,985)
Income taxes (benefit) (note 7)	10,449	(2,701)

Net loss	$(48,878)	(57,284)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net loss	$(48,878)	(57,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,998	59,883
Amortization of debt issuance costs	2,367	2,449
Deferred income taxes	3,158	(9,671)
Change in minority interests	(61)	115
Unrealized loss on derivative instruments	13,730	5,016
Changes in operating assets and liabilities:
Receivables	(27,941)	13,618
Inventories	(26,020)	15,157
Due to/from affiliates	(4,581)	1,932
Income tax receivable	(27)	—
Prepaid expenses and other assets	(5,285)	(5,584)
Trade payables	17,265	19,442
Accrued expenses and other liabilities	55,496	44,970
Accrued income taxes	5,578	(15,769)
Pension liabilities	(5,513)	7,580

Net cash provided by operating activities	35,286	81,854

Cash flows from investing activities:
Capital expenditures	(35,786)	(29,569)
Purchases of intangible assets	(836)	—

Net cash used in investing activities	(36,622)	(29,569)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	4,899	(1,197)
Proceeds from long-term debt	20,007	—
Payments of long-term debt	(14,400)	(2,635)
Debt issuance costs	—	(1,597)
Principal payments of capital lease obligations	—	(537)
Funds remitted to joint venture	(4,900)	—

Net cash provided by (used in) financing activities	5,606	(5,966)

Increase in cash and cash equivalents	4,270	46,319

Effect of exchange rate changes on cash	3,309	(177)

Cash and cash equivalents, beginning of period	249,056	198,010

Cash and cash equivalents, end of period	$256,635	244,152

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(1)	Business and Basis of Presentation

Momentive Performance Materials Inc. (the Company) was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (Holdings and together with its subsidiaries the Momentive Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM) business. Prior to November 21, 2006, the Company was known as Nautilus Holdings Intermediate Corp. The acquisition was completed on December 3, 2006 (the Acquisition). Holdings is owned approximately 90% by Apollo Management VI, L.P. (Apollo) and 10% by GE Capital Equity Investments, Inc. GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE.

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

Momentive Performance Materials Inc. is comprised of the following legal entities and their wholly-owned subsidiaries: Momentive Performance Materials USA Inc.; Momentive Performance Materials Worldwide Inc.; Momentive Performance Materials China SPV Inc.; Juniper Bond Holdings I LLC; Juniper Bond Holdings II LLC; Juniper Bond Holdings III LLC; and Juniper Bond Holdings IV LLC.

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

Silicones has manufacturing facilities outside the Americas in Leverkusen, Germany, Nantong, China (under construction), Ohta, Japan, Rayong, Thailand, Shanghai, China, Shenzhen, China, Songjiang, China, Bergen op Zoom, Netherlands, Lostock, U.K., Termoli, Italy, Bangalore, India and Antwerp, Belgium. Quartz’ non-U.S. manufacturing facilities are located in Kobe, Japan, Kozuki, Japan, Wuxi, China and Geesthacht, Germany. In Europe, employees at the Leverkusen, Bergen op Zoom, Termoli, and Geesthacht facilities are covered by collective bargaining agreements.

The Company does not have any significant collective bargaining agreements that will expire during 2008.

6	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(1)	Business and Basis of Presentation (cont’d)

The unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company’s audited financial statements as of and for the year ended December 31, 2007. Results for the interim periods are not necessarily indicative of results for the full year. The balance sheet data as of December 31, 2007 was derived from audited financial statements as of December 31, 2007 but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

(2)	Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of and for the fiscal three-month periods ended March 30, 2008 and April 1, 2007 and as of December 31, 2007. Minority interests represent the minority shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b)	Income Taxes

In 2007, the Company’s first full year of operations, the provision for income taxes during interim reporting periods was calculated by applying the discrete method, in accordance with FASB interpretation No. 18, Accounting for Income Taxes in Interim Period (FIN 18).

For the reporting period ended March 30, 2008, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) and including the tax effect of unusual or infrequent items in the period in which they occur.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. A valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized.

7	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(2)	Summary of Significant Accounting Policies (cont’d)

(b)	Income Taxes (cont’d)

Effective January 1, 2007, the Company adopted the requirements of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. The Company also applies the guidance prescribed under FIN 48 relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material impact on the Company’s financial statements as a result of adopting this required accounting policy.

(c)	Derivative Instruments and Hedging Activities

On March 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185,000. The interest rate swap matures March 31, 2010. The Company designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185,000 of its U.S. dollar denominated term loan (tranche B-1). The Company recorded the effective portion of the change in fair value of the interest rate swap as a pre-tax unrealized loss of $329 in accumulated other comprehensive income and a corresponding derivative liability in other liabilities in its Condensed Consolidated Balance Sheet as of March 30, 2008.

In March 2007, the Company entered into foreign currency forward contracts to purchase a total of $240,000 with Euros at rates ranging from $1.3121 to $1.3229. The maturity dates of the remaining outstanding contracts range from May 23, 2008 to November 23, 2011. The fair value of the remaining contracts of $31,508 and $17,778 is recorded as a liability in the Condensed Consolidated Balance Sheets as of March 30, 2008 and December 31, 2007, respectively. An unrealized loss of $13,730 and $5,016 has been recognized in other income (expense), net in the Condensed Consolidated Statements of Operations for the fiscal three-month periods ended March 30, 2008 and April 1, 2007, respectively.

(d)	Restructuring and other costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with a workforce reduction), consulting services associated with transformation savings, and initial stand-alone activities.

For the fiscal three-month periods ended March 30, 2008 and April 1, 2007, the Company recognized restructuring of $243 and $250 and other service costs of $4,010 and $5,334, respectively.

8	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(2)	Summary of Significant Accounting Policies (cont’d)

(e)	Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangibles, valuation allowances for receivables, inventories, deferred income tax assets and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(f)	Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is in the process of evaluating the expanded disclosure requirements of SFAS 161.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations.

9	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(3)	Fair Value Measurements

As described in Note 2, effective January 1, 2008, the Company adopted the provisions of SFAS 157. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on, directly or indirectly market-corroborated inputs. The Company’s level 2 liabilities included interest rate swaps whose fair value is determined using a pricing model predicated upon observable market inputs (LIBOR) and foreign currency exchange forward contracts that are traded in an active exchange market.

Level 3	Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances.

The following table presents liabilities at March 30, 2008 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	329	—	329
Foreign currency forward contracts	—	31,508	—	31,508

Total liabilities at fair value	$—	31,837	—	31,837

10	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(3)	Fair Value Measurements (cont’d)

Certain financial instruments are carried at cost on the Condensed Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of foreign currency forward contracts and interest rate swaps generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swaps at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended March 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

At March 30, 2008, the Company estimates that the $1,986,987 of outstanding fixed rate senior notes had a fair value of approximately $1,684,186; the $1,121,982 million of outstanding variable rate term loans had a fair value of approximately $955,291; and the fair value of the $43,017 outstanding construction loan was approximately the same as its outstanding balance. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

(4)	Receivables, net

Receivables consisted of the following at March 30, 2008 and December 31, 2007:

	March 30, 2008	December 31, 2007
Trade	$494,215	460,515
Other:
VAT	40,690	21,203
Advances	4,399	7,569
Other	15,090	10,603

	554,394	499,890
Allowance for doubtful accounts	(5,656)	(5,880)

Total receivables, net	$548,738	494,010

11	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(5)	Inventories

Inventories consisted of the following at March 30, 2008 and December 31, 2007:

	March 30, 2008	December 31, 2007
Raw materials and work in process	$183,325	171,810
Finished goods	273,022	241,429

Total inventories	$456,347	413,239

In connection with the Acquisition, all inventories were stepped-up to their estimated fair values on that date. For the fiscal three-month period ended April 1, 2007, $23,438 of the inventory fair value step-up was expensed and recorded in cost of sales.

(6)	Short-Term Borrowings

At March 30, 2008, the Company’s short-term borrowings consisted of bank borrowings of $9,667 with a weighted average interest rate of 3.87%. At December 31, 2007, short-term borrowings consisted of bank borrowings of $4,768 with a weighted average interest rate of 5.24%.

(7)	Income Taxes

The effective tax rate was -27.19% in the fiscal three-month period ended March 30, 2008, as compared to 4.50% benefit in the fiscal three-month period ended April 1, 2007. The change in the tax rate in 2008 was primarily due to a change in the amount of profit before tax earned and changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on the Company’s assessment that it is more likely than not that the net deferred tax assets will not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

As described in Note 2 (b), the Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any liabilities for uncertain income tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2008, the Company also had no accrued interest related to uncertain tax positions.

12	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(8)	Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended
	March 30, 2008	April 1, 2007
Net loss	$(48,878)	(57,284)
Foreign currency translation	94,498	2,910
Other comprehensive income adjustments, net	135	156

Comprehensive income (loss)	$45,755	(54,218)

(9)	Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s U.S. and non-U.S. net pension and postretirement benefit expense for the three-month periods ended March 30, 2008 and April 1, 2007:

	Pension		Postretirement
	Fiscal three-month period ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Service cost	$4,916	5,376	$656	555
Interest cost	1,558	1,389	1,164	745
Amortization of prior service cost (benefit)	(215)	—	199	—
Expected return on plan assets	(834)	(220)	—	—
Amortization of actuarial gain	(283)	—	—	—

	$5,142	6,545	$2,019	1,300

In 2008, the Company expects to contribute approximately $25,000 and $3,142 to the Company’s domestic and foreign employee benefit plans, respectively. The Company contributed $12,100 to its domestic employee benefit plans in February 2008 and $3,600 in April 2008.

(10)	Operating Segments

The Company operates in two independent business segments: Silicones and Quartz. The Silicones segment is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz segment is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s operating segments are organized based on the nature of the products they serve. The segments are managed separately because each business requires different technology and marketing strategies.

An update of the accounting policies of the Silicones and Quartz segments are as described in the summary of significant accounting policies in Note 2.

13	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(10)	Operating Segments (cont’d)

	Silicones	Quartz	Corporate and other items	Total
Fiscal three-month period ended March 30, 2008:
Net sales (a)	$589,759	66,853	—	656,612
Operating income (b)	50,713	5,234	(13,880)	42,067
Depreciation and amortization	47,524	8,474	—	55,998
Interest expense and other financial charges	68,284	4	—	68,288
Interest income	1,059	291	—	1,350
Provision for income taxes	8,424	2,025	—	10,449
Capital expenditures	31,794	3,992	—	35,786

	Silicones	Quartz	Corporate and other items	Total
Fiscal three-month period ended April 1, 2007:
Net sales (a)	$534,875	73,361	—	608,236
Operating income (b)	14,588	10,945	(12,425)	13,108
Depreciation and amortization	50,178	9,705	—	59,883
Interest expense and other financial charges	69,055	1	(91)	68,965
Interest income	542	398	(2)	938
Provision for income taxes	(4,353)	1,652	—	(2,701)
Capital expenditures	20,743	8,826	—	29,569

(a)	There were no intersegment sales during the fiscal three-month periods ended March 30, 2008 or April 1, 2007, respectively.
(b)	A reconciliation of the segment operating income to (loss) before income taxes would include interest income, interest expense, other income (expense), net and minority interests as presented in the Condensed Consolidated Statements of Operations.

14	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(10)	Operating Segments (cont’d)

The following tables show data by geographic area. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangibles and goodwill.

	March 30, 2008	December 31, 2007
Long-lived assets
United States	$721,454	740,093
Canada	66,443	87,071
Pacific	1,164,963	1,083,309
Europe	1,306,305	1,204,988
Mexico and Brazil	11,076	9,104

	$3,270,241	3,124,565

Net sales are based on the geographic location of the subsidiary recording the final sale to the customer. Certain prior period geographic sales balances for the fiscal three-month period ended April 1, 2007 have been reclassified to conform to the current period presentation.

	Fiscal three-month period ended
	March 30, 2008	April 1, 2007
Net sales:
United States	$214,658	215,115
Canada	10,981	11,453
Pacific	181,947	168,647
Europe	229,435	194,965
Mexico and Brazil	19,591	18,056

	$656,612	608,236

To conform with the current period presentation, based on the geographic location of the subsidiary recording the final sale to the customer, the reclassified total year net sales by geographic area for the year ended December 31, 2007, the successor period from December 4, 2006 through December 31, 2006, the predecessor period from January 1, 2006 through December 3, 2006 and the year ended December 31, 2005 are as follows:

	Successor		Predecessor
	Year ended	Period from		Year ended
	December 31, 2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006	December 31, 2005

Net sales:
United States	$837,871	79,051	798,806	859,777
Canada	55,254	2,760	46,524	45,160
Pacific	706,746	82,914	571,565	633,598
Europe	860,523	76,015	694,870	753,238
Mexico and Brazil	77,408	5,449	56,221	50,191

	$2,537,802	246,189	2,167,986	2,341,964

15	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/ Nonguarantor Subsidiary Financial Information

The Company has outstanding $765 million of senior notes, €275 million of Euro senior notes, $300 million of senior toggle notes and $500 million of senior subordinated notes, which are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 30, 2008 and December 31, 2007, and the Condensed Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal three-month periods ended March 30, 2008 and April 1, 2007 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are pledged under the senior credit facility, and consequently will not be available to satisfy the claims of the Company’s general creditors.

16	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/ Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Balance Sheet as of March 30, 2008:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,144	34,036	214,455	—	256,635
Receivables, net	—	124,536	424,202	—	548,738
Due from affiliates	—	184,685	186,295	(364,343)	6,637
Inventories	—	215,433	249,020	(8,106)	456,347
Prepaid expenses	—	9,016	6,720	—	15,736
Income tax receivable	—	14,893	—	—	14,893
Deferred income taxes	—	—	12,488	—	12,488
Other current assets	—	5,567	8,706	—	14,273

Total current assets	8,144	588,166	1,101,886	(372,449)	1,325,747
Property and equipment, net	—	605,188	680,548	—	1,285,736
Other long-term assets	45,542	—	36,367	—	81,909
Deferred income taxes	—	—	16,465	864	17,329
Investments in nonconsolidated affiliates	—	—	579	—	579
Investment in affiliates	1,523,118	598,155	—	(2,121,273)	—
Intercompany borrowings	871,932	2,311	9,439	(883,682)	—
Intangible assets, net	—	102,789	619,786	—	722,575
Goodwill	—	13,477	1,248,453	—	1,261,930

Total assets	$2,448,736	1,910,086	3,713,523	(3,376,540)	4,695,805

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	112,543	253,575	—	366,118
Short-term borrowings	—	—	9,667	—	9,667
Accrued expenses and other liabilities	329	69,116	144,260	—	213,705
Accrued interest	67,504	—	617	—	68,121
Due to affiliates	23,976	43,753	318,181	(364,343)	21,567
Accrued income taxes	—	—	21,653	—	21,653
Deferred income taxes	—	20,438	19,121	—	39,559
Current installments of long-term debt	—	—	1,084	—	1,084

Total current liabilities	91,809	245,850	768,158	(364,343)	741,474

Long-term debt	1,986,929	—	1,163,973	—	3,150,902
Other liabilities	—	5,991	89,257	—	95,248
Pension liabilities	—	110,111	82,444	—	192,555
Intercompany borrowings	2,311	9,360	872,011	(883,682)	—
Deferred income taxes	—	11,817	135,306	(2,174)	144,949

Total liabilities	2,081,049	383,129	3,111,149	(1,250,199)	4,325,128

Minority interests	—	—	4,220	—	4,220
Shareholder’s equity:
Additional paid-in capital	602,356	1,546,487	490,627	(2,037,114)	602,356
Accumulated deficit	(372,554)	(157,743)	(23,695)	180,208	(373,784)
Accumulated other comprehensive income	137,885	138,213	131,222	(269,435)	137,885

Total shareholder’s equity	367,687	1,526,957	598,154	(2,126,341)	366,457

Total liabilities and shareholder’s equity	$2,448,736	1,910,086	3,713,523	(3,376,540)	4,695,805

17	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Balance Sheet as of December 31, 2007:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,051	47,514	193,491	—	249,056
Receivables, net	—	106,137	387,873	—	494,010
Due from affiliates	—	181,864	280,175	(453,037)	9,002
Inventories	—	197,153	219,580	(3,494)	413,239
Prepaid expenses	—	5,138	6,403	—	11,541
Income tax receivable	—	14,865	—	—	14,865
Deferred income taxes	—	—	20,278	—	20,278
Other current assets	—	5,045	5,017	—	10,062

Total current assets	8,051	557,716	1,112,817	(456,531)	1,222,053
Property and equipment, net	—	615,636	633,618	—	1,249,254
Other long-term assets	47,138	—	36,319	—	83,457
Deferred income taxes	—	—	15,799	865	16,664
Investments in nonconsolidated affiliates	—	—	475	—	475
Investment in affiliates	1,434,679	488,685	—	(1,923,364)	—
Intercompany borrowings	828,601	19,474	—	(848,075)	—
Intangible assets, net	—	103,915	585,343	—	689,258
Goodwill	—	14,057	1,171,996	—	1,186,053

Total assets	$2,318,469	1,799,483	3,556,367	(3,227,105)	4,447,214

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	107,345	222,219	—	329,564
Short-term borrowings	—	—	4,768	—	4,768
Accrued expenses and other liabilities	2,115	67,965	123,082	—	193,162
Accrued interest	17,748	—	797	—	18,545
Due to affiliates	23,976	33,002	419,332	(453,037)	23,273
Accrued income taxes	—	—	27,681	—	27,681
Deferred income taxes	—	17,933	3,218	—	21,151
Current installments of long-term debt	—	—	14,750	—	14,750

Total current liabilities	43,839	226,245	815,847	(453,037)	632,894
Long-term debt	1,956,734	—	1,101,495	—	3,058,229
Other liabilities	—	6,103	79,385	—	85,488
Pension liabilities	—	116,705	74,524	—	191,229
Intercompany borrowings	—	4,097	843,978	(848,075)	—
Deferred income taxes	—	8,300	148,430	—	156,730

Total liabilities	2,000,573	361,450	3,063,659	(1,301,112)	4,124,570

Minority interests	—	—	4,024	—	4,024
Shareholder’s equity:
Additional paid-in capital	600,274	1,562,220	484,275	(2,046,495)	600,274
Accumulated deficit	(325,632)	(167,441)	(31,764)	199,931	(324,906)
Accumulated other comprehensive income	43,254	43,254	36,173	(79,429)	43,252

Total shareholder’s equity	317,896	1,438,033	488,684	(1,925,993)	318,620

Total liabilities and shareholder’s equity	$2,318,469	1,799,483	3,556,367	(3,227,105)	4,447,214

18	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended March 30, 2008 and April 1, 2007:

	Fiscal three-month period ended March 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	277,195	482,943	(103,526)	656,612
Cost of sales, excluding depreciation	—	181,549	351,340	(99,830)	433,059

Gross profit	—	95,646	131,603	(3,696)	223,553
Selling, general and administrative expenses	28,232	52,645	26,700	—	107,577
Depreciation and amortization expenses	—	24,954	31,044	—	55,998
Research and development expenses	—	11,024	6,887	—	17,911

Operating income (loss)	(28,232)	7,023	66,972	(3,696)	42,067
Other income (expense):
Interest income	23,958	353	1,387	(24,348)	1,350
Interest expense	(52,380)	280	(40,536)	24,348	(68,288)
Other income (expense), net	9,732	8,064	(13,646)	(17,769)	(13,619)
Minority interests	—	—	61	—	61

Income (loss) before income taxes	(46,922)	15,720	14,238	(21,465)	(38,429)
Income taxes (benefit)	—	6,022	6,169	(1,742)	10,449

Net income (loss)	$(46,922)	9,698	8,069	(19,723)	(48,878)

	Fiscal three-month period ended April 1, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	274,782	423,358	(89,904)	608,236
Cost of sales, excluding depreciation	—	196,103	300,695	(87,545)	409,253

Gross profit	—	78,679	122,663	(2,359)	198,983
Selling, general and administrative expenses	3,384	53,935	49,254	—	106,573
Depreciation and amortization expenses	—	23,398	36,485	—	59,883
Research and development expenses	—	10,445	8,974	—	19,419

Operating income (loss)	(3,384)	(9,099)	27,950	(2,359)	13,108
Other income (expense):
Interest income	23,454	565	1,002	(24,083)	938
Interest expense	(50,783)	1,218	(43,484)	24,084	(68,965)
Other income (expense), net	(24,213)	(10,762)	(4,947)	34,928	(4,994)
Minority interests	—	—	(72)	—	(72)

Loss before income taxes	(54,926)	(18,078)	(19,551)	32,570	(59,985)
Income taxes (benefit)	—	6,135	(8,836)	—	(2,701)

Net loss	$(54,926)	(24,213)	(10,715)	32,570	(57,284)

19	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statement of Cash Flows for the fiscal three-month period ended March 30, 2008:

	Fiscal three-month period ended March 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,382)	(1,020)	43,688	—	35,286

Cash flows from investing activities:
Capital expenditures	—	(13,386)	(22,400)	—	(35,786)
Purchases of intangible assets	—	(820)	(16)	—	(836)

Net cash used in investing activities	—	(14,206)	(22,416)	—	(36,622)

Cash flows from financing activities:
Dividends paid within Momentive Performance Materials Inc.	—	1,987	(1,987)	—	—
Capital contribution	—	(4,900)	4,900	—	—
Net increase in short-term borrowings	—	—	4,899	—	4,899
Proceeds from long-term debt	—	—	20,007	—	20,007
Payments of long-term debt	—	—	(14,400)	—	(14,400)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	(22,720)	4,661	18,059	—	—

Net cash provided by (used in) financing activities	(22,720)	1,748	26,578	—	5,606

Increase (decrease) in cash and cash equivalents	(30,102)	(13,478)	47,850	—	4,270
Effect of exchange rate changes on cash	30,195	—	(26,886)	—	3,309
Cash and cash equivalents, beginning of period	8,051	47,514	193,491	—	249,056

Cash and cash equivalents, end of period	$8,144	34,036	214,455	—	256,635

20	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statement of Cash Flows for the fiscal three-month period ended April 1, 2007:

	Fiscal three-month period ended April 1, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$22,477	3,898	55,417	62	81,854

Cash flows from investing activities:
Capital expenditures	—	(17,529)	(12,040)	—	(29,569)

Net cash used in investing activities	—	(17,529)	(12,040)	—	(29,569)

Cash flows from financing activities:
Debt issuance costs	(1,597)	—	—	—	(1,597)
Net increase (decrease) in short-term borrowings	—	(2,129)	932	—	(1,197)
Payments of long-term debt	—	—	(2,635)	—	(2,635)
Principal payments of capital lease obligations	—	(125)	(412)	—	(537)
Net borrowings with affiliates	(24,084)	18,210	5,936	(62)	—

Net cash provided by (used in) financing activities	(25,681)	15,956	3,821	(62)	(5,966)

Increase (decrease) in cash and cash equivalents	(3,204)	2,325	47,198	—	46,319
Effect of exchange rate changes on cash	3,204	—	(3,381)	—	(177)
Cash and cash equivalents, beginning of period	—	67,459	130,551	—	198,010

Cash and cash equivalents, end of period	$—	69,784	174,368	—	244,152

21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking and Cautionary Statements

Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar words or expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations on flexibility in operating our business contained in the documents governing our indebtedness; changes in prices and availability of raw materials and key intermediates; rising energy costs; risks associated with our separation from General Electric Company; increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. For a more detailed discussion of these and other risk factors, see our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies

Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions since our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are in the process of evaluating the expanded disclosure requirements of SFAS 161.

Effective January 1, 2008, we adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact our consolidated financial position or results of operations.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended March 30, 2008 and April 1, 2007:

Fiscal three-month period ended March 30, 2008 compared to fiscal three-month period ended April 1, 2007 (Unaudited)

	Fiscal three-month periods ended
	March 30, 2008		April 1, 2007
	(dollars in millions)
Net sales	$656.6	100.0%	$608.2	100.0%
Cost of sales, excluding depreciation	433.1	66.0%	409.2	67.3%

Gross profit	223.5	34.0%	199.0	32.7%

Selling, general and administrative expenses	159.2	24.2%	160.9	26.5%
Research and development expenses	17.9	2.7%	19.4	3.2%
Restructuring and other costs	4.3	0.7%	5.6	0.9%

Operating income	42.1	6.4%	13.1	2.2%
Other income (expenses)
Interest expense, net	(67.0)	(10.2)%	(68.1)	(11.2)%
Other income (expense), net	(13.6)	(2.1)%	(5.0)	(0.8)%
Minority interests	0.1	—	—	—

Loss before income taxes	(38.4)	(5.8)%	(60.0)	(9.9)%

Income taxes	10.5	1.6%	(2.7)	(0.4)%

Net loss	$(48.9)	(7.4)%	$(57.3)	(9.4)%

Net Sales by Segment
Silicones	$589.7	89.8%	$534.8	87.9%
Quartz	66.9	10.2%	73.4	12.1%

Total	$656.6	100.0%	$608.2	100.0%

Net Sales. Net sales in the fiscal three-month period ended March 30, 2008 were $656.6 million, compared to $608.2 million for the same period in 2007, an increase of 8.0%. The increase was primarily due to an increase in volume of 1%, an increase in selling prices, and foreign currency exchange rate fluctuations of 4.5%.

Net sales for our Silicones segment in the fiscal three-month period ended March 30, 2008 were $589.7 million, compared to $534.8 million for the same period in 2007, an increase of 10.3%. The increase was primarily due to higher sales volume of 2.6%, an increase in selling prices, and foreign currency exchange rate fluctuations of 4.8%.

Net sales for our Quartz segment in the fiscal three-month period ended March 30, 2008 were $66.9 million, compared to $73.4 million for the same period in 2007, a decrease of 8.9%. The decrease was primarily due to a lower demand for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended March 30, 2008 was $433.1 million, compared to $409.2 million for the same period in 2007, an increase of 5.8%. The increase was primarily due to inflation on raw materials, energy and labor costs, offset by inventory fair value step up costs related to purchase accounting of $23.4 million recorded in 2007. In addition, cost of sales was impacted by the sales volume noted above and changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal three-month period ended March 30, 2008 was $223.5 million, compared to $199.0 million for the same period in 2007, an increase of 12.3%. The increase was primarily due to growth in net sales, partially offset by the increased cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended March 30, 2008 were $159.2 million, compared to $160.9 million for the same period in 2007, a decrease of 1.0%. The decrease was primarily due to a decrease in depreciation and amortization expense of $3.9 million offset by an increase in selling, general and administrative expenses of $2.2 million as a result of an increase in compensation and benefits and higher outside service costs.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended March 30, 2008 were $17.9 million, compared to $19.4 million for the same period in 2007, a decrease of 7.7%. The decrease was primarily due to timing of program expenditures related to new projects.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended March 30, 2008 were $4.3 million, compared to $5.6 million for the same period in 2007, a decrease of 23.2%. The decrease was primarily due to a decrease in consulting and other services, which have been provided as part of our transition to a stand-alone company.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended March 30, 2008 was $67.0 million, compared to $68.1 million for the same period in 2007. The decrease was primarily due to lower interest rates on our variable-rate term loans under our senior credit facility.

Other Income (Expense), net. Other expense in the fiscal three-month period ended March 30, 2008 was $13.6 million, compared to $5.0 million for the same period in 2007. The increase in other expense was primarily due to an increase in the unrealized loss associated with our foreign currency forward contracts.

Income taxes. The effective income tax rate was –27.19% in the fiscal three-month period ended March 30, 2008 compared to 4.50% benefit for the same period of 2007. The change was primarily the result of a change in the amount of profit before tax earned in the various jurisdictions in which the Company operates and due to the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets in 2008. The valuation allowance, which relates principally to U.S. deferred tax assets, was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

We adopted the provisions for Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had no unrecognized tax benefits and have not recognized any additional tax benefits as of March 30, 2008.

Net loss. Net loss in the fiscal three-month period ended March 30, 2008 was $48.9 million, compared to a net loss of $57.3 million for the same period in 2007. The decrease was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal three-month period ended
	March 30, 2008	April 1, 2007
	(Dollar amounts in million)
Cash provided by operating activities	$35.3	81.9
Cash used in investing activities	(36.6)	(29.6)
Cash provided by (used in) financing activities	5.6	(6.0)

Increase in cash and cash equivalents	$4.3	46.3

Operating activities. Cash provided by operating activities was $35.3 million in the fiscal three-month period ended March 30, 2008, compared to cash provided by operating activities of $81.9 million in fiscal three-month period ended April 1, 2007. The change in cash provided by operating activities in the fiscal three-month period ended March 30, 2008 was primarily due to increases in accrued expenses and accounts payable as a result of extension in vendor payment terms and timing of payments, offset by cash used in funding our pension plan established in August 2007, an increase in accounts receivable and an increase in inventory due to escalation in raw materials costs. The change in cash provided by operating activities in the fiscal three-month period ended April 1, 2007 was primarily due to a strategic reduction in working capital.

Investing activities. Cash used in investing activities was $36.6 million in the fiscal three-month period ended March 30, 2008, compared to $29.6 million in the fiscal three-month period ended April 1, 2007. Cash used in investing activities in the fiscal three-month period ended March 30, 2008 was primarily due to cash spent on the construction of our Nantong facility in China scheduled to commence its operation in late 2008. Cash used in investing activities in the fiscal three-month period ended April 1, 2007 was primarily due to cash used for our environmental compliance projects, in particular, a wastewater treatment project at our Waterford, New York facility.

Financing activities. Cash provided by financing activities was $5.6 million in the fiscal three-month period ended March 30, 2008, compared to cash used in financing activities of $6.0 million in the fiscal three-month period ended April 1, 2007. Cash provided by financing activities in the fiscal three-month period ended March 30, 2008 was primarily due to additional long-term borrowings of $20.0 million associated with the Nantong construction project and additional short-term borrowings of $4.9 million, offset by $14.4 million of principal payments on our term loans under our senior credit facility and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China. The cash flow used for financing activities in 2007 was primarily related to our principal payments on the term loans under our senior credit facility.

Liquidity

Our primary sources of liquidity are cash flow from operations and funds available under a senior credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.

We had $3,152.0 million of indebtedness (excluding short-term borrowings) at March 30, 2008. Accordingly, we have significant debt service obligations.

Our senior credit facility at March 30, 2008 consists of two variable-rate term loans in an aggregate principal amount of approximately $1,122.0 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.7 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were no outstanding borrowings under the revolving credit facility as of March 30, 2008. The outstanding letters of credit under the revolving credit facility at March 30, 2008 were $24.8 million, leaving unused borrowing capacity of $275.2 million. Outstanding letters of credit issued under the synthetic letter of credit facility at March 30, 2008 were $27.0 million, leaving unused capacity of $7.7 million.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.8 million (depending on exchange rates), 0.25% of the original principal amounts. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) beginning with the second half of the fiscal year ending December 31, 2007, 50% (which percentage may be reduced depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement; (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). As a result of our obligation to prepay the terms loans dependent on our excess cash flow described above, we prepaid approximately $14.4 million of our term loans on March 28, 2008. This prepayment eliminates our obligation to make required quarterly principal repayments through the first quarter of 2009 and reduces our required quarterly principal payment due on June 30, 2009. On March 10, 2008, we entered into an interest rate swap agreement, whereby we receive one-month LIBOR and pay a fixed rate of 2.48% on a notional value of $185.0 million. The interest rate swap matures on March 31, 2010. We designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185.0 million of our U.S. dollar denominated term loan (tranche B-1).

We have issued $765.0 million in aggregate principal amount of 9  3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €275.0 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $300.0 million in aggregate principal amount of 10  1/8%/10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $500.0 million in aggregate principal amount of 11  1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are four separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

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

Contractual Obligations

Information related to our contractual obligations at December 31, 2007 can be found in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. There have been no material changes in our contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007.

Effect of inflation

While inflationary increases in certain input costs, such as methanol, silicon metal, natural gas and wages, have impacted our operating results during the last three years, the overall effect on our operating results has been partially offset by increased selling prices and cost reduction actions. We cannot assure investors, however, that we will not be adversely affected by general inflation in the future.

Covenant compliance

Certain covenants contained in the credit agreement governing our credit facilities and the indentures governing the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (i) require the maintenance of a net first-lien secured indebtedness to Adjusted EBITDA ratio and/or (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet certain financial tests. For example, the indenture covenants restrict our ability to incur additional indebtedness (subject to certain exceptions) unless we are able to comply, on a pro forma basis, with an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Inability to comply with such covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. We are in compliance with the covenant requirements at March 30, 2008.

Financial Measures that Supplement GAAP

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for unusual items and other pro forma adjustments as described in the table and footnotes below, permitted in calculating covenant compliance in the indentures governing the notes and the credit agreement governing our credit facilities to test the permissibility of certain types of transactions. However, EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA or Adjusted EBITDA, which are non-GAAP financial measures, as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

		Fiscal three-month period ended
		March 30, 2008	April 1, 2007
		(dollars in millions)
Net loss		$(48.9)	$(57.3)
Interest expense, net		67.0	68.1
Income taxes		10.5	(2.7)
Depreciation and amortization		56.0	59.9

EBITDA		$84.6	$68.0

Minority interest	(a)	$0.1	$—
Non Cash, Purchase accounting effects	(b)	—	23.4
Stand-alone savings—assessment	(c)	1.8	(1.7)
Cost savings—new initiatives	(d)	6.2	1.9
Restructuring and other costs	(e)	4.3	5.6
Transaction, initial costs and other non-cash items	(f)	8.9	6.2

Adjusted EBITDA		$105.9	$103.4

(a)	Reflects the elimination of minority interests resulting from the Shenzhen joint venture.
(b)	Represents non-cash charges in costs of sales during the fiscal three-month period ended April 1, 2007 resulting from the sales of inventories revalued at fair value through purchase accounting at the date of the Acquisition.
(c)	For the fiscal three-month period ended March 30, 2008, reflects transition services provided by GE of $1.8 million. For the fiscal three-month period ended April 1, 2007 reflects additional costs required to achieve normalized stand alone functionality offset by $5.2 million of transition services provided by GE, as well as $4.1 million of stand-alone cost incurred.
(d)	Represents estimated cost savings from initiatives being implemented by management, including headcount reductions, and indirect cost savings.
(e)	Relates primarily to restructuring and non-recurring expenditures.
(f)	For the fiscal three-month periods ended March 30, 2008 and April 1, 2007, represents (i) non-cash mark-to-market revaluation of foreign currency forward contracts, and gains or losses on revaluation of our Euro denominated debt, (ii) management fee paid to Apollo, (iii) stock-based compensation, and (iv) other non-recurring costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

On March 10, 2008, the Company entered into an interest rate swap agreement to mitigate the variable interest rate risk associated with the first $185,000 of its U.S dollar denominated term loan (tranche B-1).

Item 4T.	Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the Company’s reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Exchange Act rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material changes to the disclosure made on this matter in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Momentive Performance Materials Holdings Inc. Annual Cash Bonus Plan
31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2008

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ JONATHAN D. RICH	Chief Executive Officer, President and Director (Principal Executive Officer)	May 14, 2008
Jonathan D. Rich

/S/ STEVEN P. DELARGE	Chief Financial Officer (Principal Financial Officer)	May 14, 2008
Steven P. Delarge

/S/ WILLIAM L. TORRENCE	Controller (Principal Accounting Officer)	May 14, 2008
William L. Torrence