Form 10-Q
period 2008-06-29
Momentive Performance Materials Inc.
filed 2008-08-13
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-146093

Momentive Performance Materials Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5748297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Corporate Wood Blvd., 4th Fl Albany, NY 12211	(518) 533-4600
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

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

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on August 12, 2008 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	June 29, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$177,104	249,056
Receivables, net (note 4)	552,914	494,010
Due from affiliates	3,194	9,002
Inventories (note 5)	429,337	413,239
Prepaid expenses	14,666	11,541
Income tax receivable	14,979	14,865
Deferred income taxes (note 7)	12,488	20,278
Other current assets	15,216	10,062

Total current assets	1,219,898	1,222,053
Property and equipment (net of accumulated depreciation and amortization of $353,479 and $ 251,877 at June 29, 2008 and December 31, 2007, respectively)	1,273,775	1,249,254
Other long-term assets	78,668	83,457
Deferred income taxes (note 7)	17,329	16,664
Investments in nonconsolidated affiliates	528	475
Intangible assets (net of accumulated amortization of $70,752 and $44,909 at June 29, 2008 and December 31, 2007, respectively)	706,084	689,258
Goodwill	1,252,993	1,186,053

Total assets	$4,549,275	4,447,214

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$370,601	329,564
Short-term borrowings (note 6)	3,414	4,768
Accrued expenses and other liabilities	194,843	193,162
Accrued interest	19,617	18,545
Due to affiliates	7,798	23,273
Accrued income taxes (note 7)	17,468	27,681
Deferred income taxes (note 7)	43,134	21,151
Current installments of long-term debt	6,096	14,750

Total current liabilities	662,971	632,894

Long-term debt (note 6)	3,164,008	3,058,229
Other liabilities	85,917	85,488
Pension liabilities (note 9)	193,108	191,229
Deferred income taxes (note 7)	148,960	156,730

Total liabilities	4,254,964	4,124,570

Minority interests	4,409	4,024

Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	602,669	600,274
Accumulated deficit	(419,889)	(324,906)
Accumulated other comprehensive income (note 8)	107,122	43,252

Total shareholder’s equity	289,902	318,620

Total liabilities and shareholder’s equity	$4,549,275	4,447,214

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended		Fiscal six-month period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$737,464	651,564	1,394,076	1,259,800
Cost of sales, excluding depreciation	515,680	428,139	948,739	837,392

Gross profit	221,784	223,425	445,337	422,408
Selling, general and administrative expenses	95,927	97,198	199,251	198,187
Depreciation and amortization expenses	59,375	58,696	115,373	118,579
Research and development expenses	20,854	18,740	38,765	38,159
Restructuring and other costs (note 2(d))	8,750	7,405	13,003	12,989

Operating income	36,878	41,386	78,945	54,494
Other income (expense):
Interest income	1,378	1,861	2,728	2,799
Interest expense	(71,947)	(72,777)	(140,235)	(141,742)
Other income (expense), net	157	(3,438)	(13,462)	(8,432)
Minority interests	299	(128)	360	(200)

Loss before income taxes	(33,235)	(33,096)	(71,664)	(93,081)
Income taxes (note 7)	12,870	11,611	23,319	8,910

Net loss	$(46,105)	(44,707)	(94,983)	(101,991)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal six-month period ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net loss	$(94,983)	(101,991)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,373	118,579
Amortization of debt issuance costs	5,188	4,913
Deferred income taxes	15,039	(11,309)
Stock-based compensation expense	626	501
Change in minority interests	(91)	200
Unrealized loss on derivative instruments	8,519	7,307
Changes in operating assets and liabilities:
Receivables	(36,339)	38,256
Inventories	(2,927)	36,337
Due to/from affiliates	(16,176)	(24,605)
Prepaid expenses and other assets	(3,139)	3,987
Trade payables	28,435	44,174
Accrued expenses and other liabilities	(13,286)	(3,013)
Accrued income taxes	4,643	(8,584)
Pension liabilities	(2,590)	9,169

Net cash provided by operating activities	8,292	113,921

Cash flows from investing activities:
Capital expenditures	(82,521)	(68,878)
Purchases of intangible assets	(2,188)	—

Net cash used in investing activities	(84,709)	(68,878)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(1,470)	184
Proceeds from long-term debt	31,550	—
Payments of long-term debt	(14,400)	(5,292)
Principal payments of capital lease obligations	—	(1,037)
Funds remitted to joint venture	(4,900)	—

Net cash provided by (used in) financing activities	10,780	(6,145)

(Decrease) increase in cash and cash equivalents	(65,637)	38,898
Effect of exchange rate changes on cash	(6,315)	4,329
Cash and cash equivalents, beginning of period	249,056	198,010

Cash and cash equivalents, end of period	$177,104	241,237

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(1)	Business and Basis of Presentation

Momentive Performance Materials Inc. (the Company) was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (Holdings and together with its subsidiaries the Momentive Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM) business. Prior to November 21, 2006, the Company was known as Nautilus Holdings Intermediate Corp. The acquisition was completed on December 3, 2006 (the Acquisition). Holdings is owned approximately 88% by Apollo Management VI, L.P. (Apollo), 10% by GE Capital Equity Investments, Inc. and 2% by certain current and former employees and other service providers of the Company. GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE.

The Company is comprised of two business segments, Silicones and Quartz. The Silicones segment (Silicones) is a global organization engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz segment (Quartz), also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company is headquartered in Albany, New York.

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

Silicones has manufacturing facilities outside the Americas in Leverkusen, Germany, Nantong, China, Ohta, Japan, Rayong, Thailand, Shanghai, China, Shenzhen, China, Songjiang, China, Bergen op Zoom, Netherlands, Lostock, U.K., Termoli, Italy, Bangalore, India and Antwerp, Belgium. Quartz’ non-U.S. manufacturing facilities are located in Kobe, Japan, Kozuki, Japan, Wuxi, China and Geesthacht, Germany. In Europe, employees at the Leverkusen, Bergen op Zoom, Termoli, and Geesthacht facilities are covered by collective bargaining agreements.

The Company does not have any significant collective bargaining agreements that will expire during 2008.

6	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(1)	Business and Basis of Presentation (cont’d)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results for the interim periods are not necessarily indicative of results for the full year. The balance sheet data as of December 31, 2007 was derived from audited financial statements as of December 31, 2007 but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

(2)	Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of June 29, 2008 and December 31, 2007, and for the fiscal three and six-month periods ended June 29, 2008 and July 1, 2007. Minority interests represent the minority shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b)	Income Taxes

In 2007, the Company’s first full year of operations, the provision for income taxes during interim reporting periods was calculated by applying the discrete method, in accordance with FASB interpretation No. 18, Accounting for Income Taxes in Interim Period (FIN 18).

For the fiscal three and six-month periods ended June 29, 2008, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items).

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

(c)	Derivative Instruments and Hedging Activities

On March 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185,000. The interest rate swap matures March 31, 2010. The Company designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185,000 of its U.S. dollar denominated term loan (tranche B-1). The Company recorded the effective portion of the change in fair value of the interest rate swap in accumulated other comprehensive income as a pre-tax unrealized gain of $2,827 and $2,498 for the fiscal three and six-month periods ended June 29, 2008, respectively. The fair value of the interest rate swap of $2,498 is recorded in other assets in the Condensed Consolidated Balance Sheet as of June 29, 2008.

In March 2007, the Company entered into foreign currency forward contracts to purchase a total of $240,000 with Euros at rates ranging from $1.3121 to $1.3229. The maturity dates of the remaining outstanding contracts range from November 21, 2008 to November 23, 2011. The fair value of the remaining contracts of $26,297 and $17,778 is recorded as a liability in the Condensed Consolidated Balance Sheets as of June 29, 2008 and December 31, 2007, respectively. Gain or loss on the forward contracts is recognized in other income (expense), net in the Condensed Consolidated Statements of Operations. The Company recognized a loss of $6,148 and $1,061 for settled foreign currency forward contracts during the fiscal three and six-month periods ended June 29, 2008 and July 1, 2007, respectively. For the fiscal three-month periods ended June 29, 2008 and July 1, 2007, the Company also recognized an unrealized gain of $5,211 and an unrealized loss of $2,291, respectively. For the fiscal six-month periods ended June 29, 2008 and July 1, 2007, the Company recognized an unrealized loss of $8,519 and $7,307, respectively.

8	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(2)	Summary of Significant Accounting Policies (cont’d)

(d)	Restructuring and other costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions), consulting services associated with transformation savings, and initial stand-alone activities.

For the fiscal three-month periods ended June 29, 2008 and July 1, 2007, the Company recognized restructuring of $3,532 and $2,128 and other service costs of $5,218 and $5,277, respectively. For the fiscal six-month periods ended June 29, 2008 and July 1, 2007, the Company recognized restructuring of $3,775 and $2,378 and other service costs of $9,228 and $10,611, respectively.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have any material impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of evaluating the requirements of FSP FAS 142-3.

9	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(2)	Summary of Significant Accounting Policies (cont’d)

(f)	Recently Issued Accounting Standards (cont’d)

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

10	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(3)	Fair Value Measurements (cont’d)

Level 2	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on, directly or indirectly market-corroborated inputs. The Company’s level 2 assets included interest rate swaps whose fair value is determined using a pricing model predicated upon observable market inputs (LIBOR); and level 2 liabilities included foreign currency exchange forward contracts that are traded in an active exchange market.

Level 3	Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances.

The following table presents assets and liabilities at June 29, 2008 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap	$—	2,498	—	2,498

Total assets at fair value	$—	2,498	—	2,498

Liabilities
Foreign currency forward contracts	$—	26,297	—	26,297

Total liabilities at fair value	$—	26,297	—	26,297

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of foreign currency forward contracts and interest rate swaps generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swaps at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal six-month period ended June 29, 2008 that would reduce the receivable amount owed, if any, to the Company.

11	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(3)	Fair Value Measurements (cont’d)

At June 29, 2008, the Company estimates that the $1,989,751 of outstanding fixed rate senior notes had a fair value of approximately $1,612,497; the $1,125,711 of outstanding variable rate term loans had a fair value of approximately $1,037,902; and the fair value of the $54,623 outstanding construction loan was approximately the same as its outstanding balance. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

(4)	Receivables, net

Receivables consisted of the following at June 29, 2008 and December 31, 2007:

	June 29, 2008	December 31, 2007
Trade	$499,996	460,515
Other:
VAT	31,092	21,203
Advances	8,244	7,569
Other	19,821	10,603

	559,153	499,890
Allowance for doubtful accounts	(6,239)	(5,880)

Total receivables, net	$552,914	494,010

(5)	Inventories

Inventories consisted of the following at June 29, 2008 and December 31, 2007:

	June 29, 2008	December 31, 2007
Raw materials and work-in-process	$158,843	171,810
Finished goods	270,494	241,429

Total inventories	$429,337	413,239

In connection with the Acquisition, all inventories were stepped-up to their estimated fair values on that date. For the fiscal six-month period ended July 1, 2007, $23,438 of the inventory fair value step-up was expensed and recorded in cost of sales.

12	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(6)	Indebtedness

(a)	Short-Term Borrowings

At June 29, 2008, the Company’s short-term borrowings consisted of bank borrowings of $3,414 with a weighted average interest rate of 4.67%. At December 31, 2007, short-term borrowings consisted of bank borrowings of $4,768 with a weighted average interest rate of 5.24%.

(b)	Long-Term Debt

On May 28, 2008, the Company made the permitted election under its indenture governing its 10 1/8%/10 7/8% Senior Toggle Notes with an aggregate principal amount of $300,000 due 2014 (the Notes) to pay all interest under the Notes that is due on December 1, 2008 for the interest period beginning on June 1, 2008 and ending on November 30, 2008 in kind. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Notes, interest on the Notes will remain due and payable as previously elected unless the Company makes a new election prior to the beginning of the applicable interest period. After December 1, 2010, the Company is required to pay all interest under the Notes in cash.

(7)	Income Taxes

The effective tax rate was –38.72% and –35.08% for the fiscal three-month periods ended June 29, 2008 and July 1, 2007, respectively. The effective tax rate was –32.54% and –9.57% for the fiscal six-month periods ended June 29, 2008 and July 1, 2007, respectively. The increase in the effective tax rate in 2008 was primarily due to a change in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

As described in Note 2 (b), the Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any liabilities for uncertain income tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2008, the Company also had no accrued interest related to uncertain tax positions.

13	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(8)	Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended		Fiscal six-month period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1 2007
Net loss	$(46,105)	(44,707)	(94,983)	(101,991)
Foreign currency translation	(33,927)	(7,928)	60,570	(9,117)
Other comprehensive income adjustments, net	3,164	3,144	3,300	3,190

Comprehensive income (loss)	$(76,868)	(49,491)	(31,113)	(107,918)

(9)	Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s U.S. and non-U.S. net pension and postretirement benefit expense for the fiscal three and six-month periods ended June 29, 2008 and July 1, 2007:

	Pension		Postretirement
	Fiscal three-month period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$4,957	4,816	656	482
Interest cost	1,602	1,262	1,164	622
Amortization of prior service cost (benefit)	(215)	—	199	—
Expected return on plan assets	(849)	(290)	—	—
Amortization of actuarial gain	(292)	—	—	—

	$5,203	5,788	2,019	1,104

	Pension		Postretirement
	Fiscal six-month period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$9,873	10,192	1,312	1,037
Interest cost	3,160	2,651	2,328	1,367
Amortization of prior service cost (benefit)	(430)	—	398	—
Expected return on plan assets	(1,682)	(510)	—	—
Amortization of actuarial gain	(576)	—	—	—

	$10,345	12,333	4,038	2,404

In 2008, the Company expects to contribute approximately $25,000 and $3,142 to the Company’s domestic and foreign employee benefit plans, respectively. The Company contributed $3,600 and $15,700 to its domestic employee benefit plans during the fiscal three and six-month periods ended June 29, 2008, respectively.

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended June 29, 2008:
Net sales (a)	$669,227	68,237	—	737,464
Operating income (b)	47,250	4,038	(14,410)	36,878
Depreciation and amortization	50,383	8,992	—	59,375
Interest expense and other financial charges	71,946	1	—	71,947
Interest income	1,149	229	—	1,378
Provision for income taxes	13,049	(179)	—	12,870
Capital expenditures	41,215	5,520	—	46,735

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended July 1, 2007:
Net sales (a)	$580,856	70,708	—	651,564
Operating income (b)	43,272	10,759	(12,645)	41,386
Depreciation and amortization	49,661	9,035	—	58,696
Interest expense and other financial charges	72,689	88	—	72,777
Interest income	1,687	174	—	1,861
Provision for income taxes	8,177	3,434	—	11,611
Capital expenditures	31,888	7,421	—	39,309

15	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(10)	Operating Segments (cont’d)

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended June 29, 2008:
Net sales (a)	$1,258,986	135,090	—	1,394,076
Operating income (b)	97,963	9,272	(28,290)	78,945
Depreciation and amortization	97,907	17,466	—	115,373
Interest expense and other financial charges	140,230	5	—	140,235
Interest income	2,208	520	—	2,728
Provision for income taxes	21,473	1,846	—	23,319
Capital expenditures	73,009	9,512	—	82,521

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended July 1, 2007:
Net sales (a)	$1,115,731	144,069	—	1,259,800
Operating income (b)	57,860	21,704	(25,070)	54,494
Depreciation and amortization	99,839	18,740	—	118,579
Interest expense and other financial charges	141,555	187	—	141,742
Interest income	2,227	572	—	2,799
Provision for income taxes	3,825	5,085	—	8,910
Capital expenditures	52,631	16,247	—	68,878

(a)	There were no intersegment sales during the fiscal three and six-month periods ended June 29, 2008 or July 1, 2007, respectively.
(b)	A reconciliation of the segment operating income to (loss) before income taxes would include interest income, interest expense, other income (expense), net and minority interests as presented in the Condensed Consolidated Statements of Operations.
(c)	Corporate and other items include pension expenses and interests on notes.

The following tables show data by geographic area. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangibles and goodwill.

	June 29, 2008	December 31, 2007
Long-lived assets
United States	$713,526	740,093
Canada	87,858	87,071
Pacific	1,150,069	1,083,309
Europe	1,270,009	1,204,988
Mexico and Brazil	11,390	9,104

	$3,232,852	3,124,565

16	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(10)	Operating Segments (cont’d)

Net sales are based on the geographic location of the subsidiary recording the final sale to the customer. Certain prior period geographic sales balances for the fiscal three and six-month periods ended July 1, 2007 have been reclassified to conform to the current period presentation.

	Fiscal three-month period ended		Fiscal six-month period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales:
United States	$217,971	218,626	432,629	433,741
Canada	11,662	14,972	22,643	26,425
Pacific	212,394	179,586	394,341	348,233
Europe	274,980	219,760	504,415	414,725
Mexico and Brazil	20,457	18,620	40,048	36,676

	$737,464	651,564	1,394,076	1,259,800

(11)	Guarantor/Nonguarantor Subsidiary Financial Information

The Company has outstanding $765 million of senior notes, €275 million of Euro senior notes, $300 million of senior toggle notes and $500 million of senior subordinated notes, which are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 29, 2008 and December 31, 2007, and the Condensed Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal three and six-month periods ended June 29, 2008 and July 1, 2007 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are pledged under the senior credit facility, and consequently will not be available to satisfy the claims of the Company’s general creditors.

17	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Balance Sheet as of June 29, 2008:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$657	32,712	143,735	—	177,104
Receivables, net	—	130,066	422,848	—	552,914
Due from affiliates	86	141,025	177,952	(315,869)	3,194
Inventories	—	200,561	232,608	(3,832)	429,337
Prepaid expenses	—	8,360	6,306	—	14,666
Income tax receivable	—	14,979	—	—	14,979
Deferred income taxes	—	—	12,488	—	12,488
Other current assets	2,498	6,837	5,881	—	15,216

Total current assets	3,241	534,540	1,001,818	(319,701)	1,219,898
Property and equipment, net	—	598,210	675,565	—	1,273,775
Other long-term assets	43,920	—	34,748	—	78,668
Deferred income taxes	—	—	16,690	639	17,329
Investments in nonconsolidated affiliates	—	—	528	—	528
Investment in affiliates	1,415,660	568,406	—	(1,984,066)	—
Intercompany borrowings	847,513	2,865	32,707	(883,085)	—
Intangible assets, net	—	101,648	604,436	—	706,084
Goodwill	—	13,477	1,239,516	—	1,252,993

Total assets	$2,310,334	1,819,146	3,606,008	(3,186,213)	4,549,275

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	109,786	260,815	—	370,601
Short-term borrowings	—	—	3,414	—	3,414
Accrued expenses and other liabilities	—	64,713	130,130	—	194,843
Accrued interest	18,876	—	741	—	19,617
Due to affiliates	8,976	37,412	277,279	(315,869)	7,798
Accrued income taxes	—	—	17,468	—	17,468
Deferred income taxes	—	24,013	19,121	—	43,134
Current installments of long-term debt	—	—	6,096	—	6,096

Total current liabilities	27,852	235,924	715,064	(315,869)	662,971

Long-term debt	1,989,751	—	1,174,257	—	3,164,008
Other liabilities	—	5,755	80,162	—	85,917
Pension liabilities	—	111,756	81,352	—	193,108
Intercompany borrowings	2,991	32,813	847,282	(883,086)	—
Deferred income taxes	—	13,884	135,076	—	148,960

Total liabilities	2,020,594	400,132	3,033,193	(1,198,955)	4,254,964

Minority interests	—	—	4,409	—	4,409
Shareholder’s equity:
Additional paid-in capital	602,669	1,486,214	479,114	(1,965,328)	602,669
Accumulated deficit	(420,051)	(171,824)	(8,260)	180,246	(419,889)
Accumulated other comprehensive income	107,122	104,624	97,552	(202,176)	107,122

Total shareholder’s equity	289,740	1,419,014	568,406	(1,987,258)	289,902

Total liabilities and shareholder’s equity	$2,310,334	1,819,146	3,606,008	(3,186,213)	4,549,275

18	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Balance Sheet as of December 31, 2007:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,051	47,514	193,491	—	249,056
Receivables, net	—	106,137	387,873	—	494,010
Due from affiliates	—	181,864	280,175	(453,037)	9,002
Inventories	—	197,153	219,580	(3,494)	413,239
Prepaid expenses	—	5,138	6,403	—	11,541
Income tax receivable	—	14,865	—	—	14,865
Deferred income taxes	—	—	20,278	—	20,278
Other current assets	—	5,045	5,017	—	10,062

Total current assets	8,051	557,716	1,112,817	(456,531)	1,222,053
Property and equipment, net	—	615,636	633,618	—	1,249,254
Other long-term assets	47,138	—	36,319	—	83,457
Deferred income taxes	—	—	15,799	865	16,664
Investments in nonconsolidated affiliates	—	—	475	—	475
Investment in affiliates	1,434,679	488,685	—	(1,923,364)	—
Intercompany borrowing	828,601	19,474	—	(848,075)	—
Intangible assets, net	—	103,915	585,343	—	689,258
Goodwill	—	14,057	1,171,996	—	1,186,053

Total assets	$2,318,469	1,799,483	3,556,367	(3,227,105)	4,447,214

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	107,345	222,219	—	329,564
Short-term borrowings	—	—	4,768	—	4,768
Accrued expenses and other liabilities	2,115	67,965	123,082	—	193,162
Accrued interest	17,748	—	797	—	18,545
Due to affiliates	23,976	33,002	419,332	(453,037)	23,273
Accrued income taxes	—	—	27,681	—	27,681
Deferred income taxes	—	17,933	3,218	—	21,151
Current installments of long-term debt	—	—	14,750	—	14,750

Total current liabilities	43,839	226,245	815,847	(453,037)	632,894

Long-term debt	1,956,734	—	1,101,495	—	3,058,229
Other liabilities	—	6,103	79,385	—	85,488
Pension liabilities	—	116,705	74,524	—	191,229
Intercompany Borrowings	—	4,097	843,978	(848,075)	—
Deferred income taxes	—	8,300	148,430	—	156,730

Total liabilities	2,000,573	361,450	3,063,659	(1,301,112)	4,124,570

Minority interests	—	—	4,024	—	4,024
Shareholder’s equity:
Additional paid-in capital	600,274	1,562,220	484,275	(2,046,495)	600,274
Accumulated deficit	(325,632)	(167,441)	(31,764)	199,931	(324,906)
Accumulated other comprehensive income	43,254	43,254	36,173	(79,429)	43,252

Total shareholder’s equity	317,896	1,438,033	488,684	(1,925,993)	318,620

Total liabilities and shareholder’s equity	$2,318,469	1,799,483	3,556,367	(3,227,105)	4,447,214

19	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended June 29, 2008 and July 1, 2007:

	Fiscal three-month period ended June 29, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	280,408	562,447	(105,391)	737,464
Cost of sales, excluding depreciation	—	209,917	414,512	(108,749)	515,680

Gross profit	—	70,491	147,935	3,358	221,784
Selling, general and administrative expenses	3,673	54,452	46,552	—	104,677
Depreciation and amortization	—	27,223	32,152	—	59,375
Research and development expenses	—	12,699	8,155	—	20,854

Operating income (loss)	(3,673)	(23,883)	61,076	3,358	36,878
Other income (expense):
Interest income	23,969	158	1,133	(23,882)	1,378
Interest expense	(53,711)	98	(42,216)	23,882	(71,947)
Other income (expense), net	(14,082)	15,370	222	(1,353)	157
Minority interests	—	—	299	—	299

Income (loss) before income taxes	(47,497)	(8,257)	20,514	2,005	(33,235)
Income taxes (benefit)	—	5,824	5,079	1,967	12,870

Net income (loss)	$(47,497)	(14,081)	15,435	38	(46,105)

	Fiscal three-month period ended July 1, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	283,157	464,949	(96,542)	651,564
Cost of sales, excluding depreciation	—	196,111	326,790	(94,762)	428,139

Gross profit	—	87,046	138,159	(1,780)	223,425
Selling, general and administrative expenses	2,693	50,472	51,438	—	104,603
Depreciation and amortization	—	50,983	7,713	—	58,696
Research and development expenses	—	11,036	7,704	—	18,740

Operating income (loss)	(2,693)	(25,445)	71,304	(1,780)	41,386
Other income (expense):
Interest income	24,050	1,195	1,152	(24,536)	1,861
Interest expense	(53,292)	305	(44,326)	24,536	(72,777)
Other income (expense), net	50,741	20,554	(3,592)	(71,141)	(3,438)
Minority interests	—	—	(128)	—	(128)

Income (loss) before income taxes	18,806	(3,391)	24,410	(72,921)	(33,096)
Income taxes (benefit)	—	7,500	4,111	—	11,611

Net income (loss)	$18,806	(10,891)	20,299	(72,921)	(44,707)

20	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statements of Operations for the fiscal six-month periods ended June 29, 2008 and July 1, 2007:

	Fiscal six-month period ended June 29, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	557,603	1,045,390	(208,917)	1,394,076
Cost of sales, excluding depreciation	—	391,466	765,852	(208,579)	948,739

Gross profit	—	166,137	279,538	(338)	445,337
Selling, general and administrative expenses	31,905	107,097	73,252	—	212,254
Depreciation and amortization	—	52,177	63,196	—	115,373
Research and development expenses	—	23,723	15,042	—	38,765

Operating income (loss)	(31,905)	(16,860)	128,048	(338)	78,945
Other income (expense):
Interest income	47,927	511	2,520	(48,230)	2,728
Interest expense	(106,091)	378	(82,752)	48,230	(140,235)
Other income (expense), net	(4,350)	23,434	(13,424)	(19,122)	(13,462)
Minority interests	—	—	360	—	360

Income (loss) before income taxes	(94,419)	7,463	34,752	(19,460)	(71,664)
Income taxes (benefit)	—	11,846	11,248	225	23,319

Net income (loss)	$(94,419)	(4,383)	23,504	(19,685)	(94,983)

	Fiscal six-month period ended July 1, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	557,939	888,307	(186,446)	1,259,800
Cost of sales, excluding depreciation	—	392,213	627,486	(182,307)	837,392

Gross profit	—	165,726	260,821	(4,139)	422,408
Selling, general and administrative expenses	6,077	104,407	100,692	—	211,176
Depreciation and amortization	—	74,381	44,198	—	118,579
Research and development expenses	—	21,481	16,678	—	38,159

Operating income (loss)	(6,077)	(34,543)	99,253	(4,139)	54,494
Other income (expense):
Interest income	47,504	1,760	2,154	(48,619)	2,799
Interest expense	(104,075)	1,523	(87,809)	48,619	(141,742)
Other income (expense), net	26,528	9,792	(8,539)	(36,213)	(8,432)
Minority interests	—	—	(200)	—	(200)

Income (loss) before income taxes	(36,120)	(21,468)	4,859	(40,352)	(93,081)
Income taxes (benefit)	—	13,635	(4,725)	—	8,910

Net income (loss)	$(36,120)	(35,103)	9,584	(40,352)	(101,991)

21	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statement of Cash Flows for the fiscal six-month period ended June 29, 2008:

	Fiscal six-month period ended June 29, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(102,891)	43,246	67,937	—	8,292

Cash flows from investing activities:
Capital expenditures	—	(30,903)	(51,618)	—	(82,521)
Purchases of intangible assets	—	(1,675)	(513)	—	(2,188)

Net cash used in investing activities	—	(32,578)	(52,131)	—	(84,709)

Cash flows from financing activities:
Dividends paid within Momentive Performance Materials Inc.	59,900	(55,828)	(4,072)	—	—
Capital contribution to affiliates	—	4,261	(4,261)	—	—
Net change in short-term borrowings	—	—	(1,470)	—	(1,470)
Proceeds from long-term debt	—	—	31,550	—	31,550
Payments of long-term debt	—	—	(14,400)	—	(14,400)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	2,579	26,097	(28,676)	—	—

Net cash provided by (used in) financing activities	62,479	(25,470)	(26,229)	—	10,780

Decrease in cash and cash equivalents	(40,412)	(14,802)	(10,423)	—	(65,637)
Effect of exchange rate changes on cash	33,018	—	(39,333)	—	(6,315)
Cash and cash equivalents, beginning of period	8,051	47,514	193,491	—	249,056

Cash and cash equivalents, end of period	$657	32,712	143,735	—	177,104

22	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statement of Cash Flows for the fiscal six-month period ended July 1, 2007:

	Fiscal six-month period ended July 1, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,043	70,180	109,839	(71,141)	113,921

Cash flows from investing activities:
Capital expenditures	—	(33,642)	(35,236)	—	(68,878)

Net cash used in investing activities	—	(33,642)	(35,236)	—	(68,878)

Cash flows from financing activities:
Debt issuance costs	—	(71,141)	—	71,141	—
Net change in short-term borrowings	—	(2,128)	2,312	—	184
Payments of long-term debt	—	—	(5,292)	—	(5,292)
Principal payments on capital lease obligations	—	(251)	(786)	—	(1,037)
Net borrowings with affiliates	(640)	49,084	(48,444)	—	—

Net cash (used in) provided by financing activities	(640)	(24,436)	(52,210)	71,141	(6,145)

Increase in cash and cash equivalents	4,403	12,102	22,393	—	38,898
Effect of exchange rate changes on cash	6,351	—	(2,022)	—	4,329
Cash and cash equivalents, beginning of period	—	67,459	130,551	—	198,010

Cash and cash equivalents, end of period	$10,754	79,561	150,922	—	241,237

23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking and Cautionary Statements

Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar words or expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations on flexibility in operating our business contained in the documents governing our indebtedness; changes in prices and availability of raw materials and key intermediates; rising energy costs; risks associated with our separation from General Electric Company; increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. For a more detailed discussion of these and other risk factors, see our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies

Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions.

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 will have any material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are in the process of evaluating the requirements of FSP FAS 142-3.

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

In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three and six-month periods ended June 29, 2008 and July 1, 2007:

Fiscal three-month period ended June 29, 2008 compared to fiscal three-month period ended July 1, 2007 (Unaudited)

	Fiscal three-month periods ended
	June 29, 2008		July 1, 2007
	(dollars in millions)
Net sales	$737.5	100.0%	$651.5	100.0%
Cost of sales, excluding depreciation	515.7	69.9%	428.1	65.7%

Gross profit	221.8	30.1%	223.4	34.3%

Selling, general and administrative expenses	155.3	21.1%	155.9	23.9%
Research and development expenses	20.9	2.8%	18.7	2.9%
Restructuring and other costs	8.7	1.2%	7.4	1.1%

Operating income	36.9	5.0%	41.4	6.4%
Other income (expenses)
Interest expense, net	(70.6)	(9.6)%	(71.0)	(10.9)%
Other income (expense), net	0.2	0.0%	(3.4)	(0.5)%
Minority interests	0.3	—	(0.1)	—

Loss before income taxes	(33.2)	(4.5)%	(33.1)	(5.1)%

Income taxes	12.9	1.7%	11.6	1.8%

Net loss	$(46.1)	(6.3)%	$(44.7)	(6.9)%

Net Sales by Segment
Silicones	$669.2	90.7%	$580.9	89.2%
Quartz	68.3	9.3%	70.6	10.8%

Total	$737.5	100.0%	$651.5	100.0%

Net Sales. Net sales in the fiscal three-month period ended June 29, 2008 were $737.5 million, compared to $651.5 million for the same period in 2007, an increase of 13.2%. The increase was primarily due to an increase in volume of 1.9%, an increase in selling prices, changes in our product mix and foreign currency exchange rate fluctuations of 6.8%.

Net sales for our Silicones segment in the fiscal three-month period ended June 29, 2008 were $669.2 million, compared to $580.9 million for the same period in 2007, an increase of 15.2%. The increase was primarily due to higher sales volume of 3.0%, an increase in selling prices, changes in our product mix and foreign currency exchange rate fluctuations of 7.2%.

Net sales for our Quartz segment in the fiscal three-month period ended June 29, 2008 were $68.3 million, compared to $70.6 million for the same period in 2007, a decrease of 3.3%. The decrease was primarily due to a cyclical downturn in demand for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended June 29, 2008 was $515.7 million, compared to $428.1 million for the same period in 2007, an increase of 20.5%. The increase was primarily due to inflation on raw materials, energy and transportation costs. In addition, cost of sales was impacted by the sales volume noted above and changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal three-month period ended June 29, 2008 was $221.8 million, compared to $223.4 million for the same period in 2007, a decrease of 0.7%. The decrease was primarily due to the increase in cost of sales, partially offset by the increase in net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended June 29, 2008 were $155.3 million, compared to $155.9 million for the same period in 2007, a decrease of 0.4%. The decrease was primarily due to a decrease in outside service costs.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended June 29, 2008 were $20.9 million, compared to $18.7 million for the same period in 2007, an increase of 11.8%. The increase was primarily due to timing of program expenditures related to new projects.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended June 29, 2008 were $8.7 million, compared to $7.4 million for the same period in 2007, an increase of 17.6%. The increase was primarily due to management’s efforts to reduce operating expenses.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended June 29, 2008 was $70.6 million, compared to $71.0 million for the same period in 2007, a decrease of 0.6%. The decrease was primarily due to lower interest rates on our U.S. dollar denominated variable-rate term loan under our senior credit facility.

Other Income (Expense), net. Other Income, net in the fiscal three-month period ended June 29, 2008 was $0.2 million, compared to other expense, net of $3.4 million for the same period in 2007. The increase in other income net was primarily due to the change in fair market value of our foreign currency forward contracts.

Income taxes. The effective income tax rate increased to –38.72% in the fiscal three-month period ended June 29, 2008 compared to –35.08% for the same period of 2007. The increase in the effective tax rate in 2008 was primarily due to a change in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

Net loss. Net loss in the fiscal three-month period ended June 29, 2008 was $46.1 million, compared to a net loss of $44.7 million for the same period in 2007. The increase was a result of the effects described above.

Fiscal six-month period ended June 29, 2008 compared to fiscal six-month period ended July 1, 2007 (Unaudited)

	Fiscal six-month periods ended
	June 29, 2008		July 1, 2007
	(dollars in millions)
Net sales	$1,394.1	100.0%	$1,259.8	100.0%
Cost of sales, excluding depreciation	948.8	68.1%	837.4	66.5%

Gross profit	445.3	31.9%	422.4	33.5%

Selling, general and administrative expenses	314.5	22.6%	316.8	25.1%
Research and development expenses	38.8	2.8%	38.1	3.0%
Restructuring and other costs	13.0	0.9%	13.0	1.0%

Operating income	79.0	5.7%	54.5	4.3%
Other income (expenses)
Interest expense, net	(137.6)	(9.9)%	(139.1)	(11.0)%
Other income (expense), net	(13.4)	(1.0)%	(8.4)	(0.7)%
Minority interests	0.4	—	(0.1)	—

Loss before income taxes	(71.6)	(5.1)%	(93.1)	(7.4)%

Income taxes	23.4	1.7%	8.9	0.7%

Net loss	$(95.0)	(6.8)%	$(102.0)	(8.1)%

Net Sales by Segment
Silicones	$1,259.0	90.3%	$1,115.7	88.6%
Quartz	135.1	9.7%	144.1	11.4%

Total	$1,394.1	100.0%	$1,259.8	100.0%

Net Sales. Net sales in the fiscal six-month period ended June 29, 2008 were $1,394.1 million, compared to $1,259.8 million for the same period in 2007, an increase of 10.7%. The increase was primarily due to an increase in volume of 1.4%, an increase in selling prices, changes in our product mix and foreign currency exchange rate fluctuations of 5.7%.

Net sales for our Silicones segment in the fiscal six-month period ended June 29, 2008 were $1,259.0 million, compared to $1,115.7 million for the same period in 2007, an increase of 12.8%. The increase was primarily due to higher sales volume of 2.8%, an increase in selling prices, changes in our product mix and foreign currency exchange rate fluctuations of 6.0%.

Net sales for our Quartz segment in the fiscal six-month period ended June 29, 2008 were $135.1 million, compared to $144.1 million for the same period in 2007, a decrease of 6.2%. The decrease was primarily due to a cyclical downturn in demand for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal six-month period ended June 29, 2008 was $948.8 million, compared to $837.4 million for the same period in 2007, an increase of 13.3%. The increase was primarily due to inflation on raw materials, energy and transportation costs, offset by inventory fair value step up costs related to purchase accounting of $27.7 million recorded in 2007. In addition, cost of sales was impacted by the sales volume noted above and changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal six-month period ended June 29, 2008 was $445.3 million, compared to $422.4 million for the same period in 2007, an increase of 5.4%. The increase was due to growth in net sales and purchase accounting noted above, offset by the increased cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal six-month period ended June 29, 2008 were $314.5 million, compared to $316.8 million for the same period in 2007, a decrease of 0.7%. The decrease was primarily due to a decrease in depreciation and amortization expense of $3.2 million offset by an increase in selling, general and administrative expenses of $2.2 million as a result of increases in compensation and benefits.

Research and Development Expenses. Research and development expenses in the fiscal six-month period ended June 29, 2008 were $38.8 million, compared to $38.1 million for the same period in 2007, an increase of 1.8%. The increase was primarily due to timing of program expenditures related to new projects.

Restructuring and Other Costs. Restructuring and other costs in the fiscal six-month periods ended June 29, 2008 and July 1, 2007 were $13.0 million.

Interest Expense, net. Interest expense, net in the fiscal six-month period ended June 29, 2008 was $137.6 million, compared to $139.1 million for the same period in 2007, a decrease of 1.1%. The decrease was primarily due to lower interest rates on our U.S. dollar denominated variable-rate term loan under our senior credit facility.

Other Income (Expense), net. Other expense, net in the fiscal six-month period ended June 29, 2008 was $13.4 million, compared to $8.4 million for the same period in 2007. The increase in other expense, net was primarily due to an increase in the loss associated with our foreign currency forward contracts.

Income taxes. The effective income tax rate increased to –32.54% in the fiscal six-month period ended June 29, 2008 compared to –9.57% for the same period of 2007. The increase in the effective tax rate in 2008 was primarily due to a change in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

Net loss. Net loss in the fiscal six-month period ended June 29, 2008 was $95.0 million, compared to a net loss of $102.0 million for the same period in 2007. The decrease was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal six-month period ended
	June 29, 2008	July 1, 2007
	(Dollar amounts in millions)
Cash provided by operating activities	$8.3	113.9
Cash used in investing activities	(84.7)	(68.9)
Cash provided by (used in) financing activities	10.8	(6.1)

(Decrease) increase in cash and cash equivalents, before effect of exchange rate changes on cash	$(65.6)	38.9

Operating activities. Cash provided by operating activities was $8.3 million in the fiscal six-month period ended June 29, 2008, compared to $113.9 million in the fiscal six-month period ended July 1, 2007. The cash provided by operating activities in the fiscal six-month period ended June 29, 2008 was primarily due to increases in deferred income taxes and increases in accounts payable as a result of extension in vendor payment terms and timing of payments, offset by a payment made to a related party and increases in accounts receivables as a result of price increases and higher non-U.S. sales. The cash provided by operating activities in the fiscal six-month period ended July 1, 2007 was primarily due to a strategic reduction in working capital in connection with stand-alone initiatives.

Investing activities. Cash used in investing activities was $84.7 million in the fiscal six-month period ended June 29, 2008, compared to $68.9 million in the fiscal six-month period ended July 1, 2007. Cash used in investing activities in the fiscal six-month period ended June 29, 2008 was primarily due to cash spent on the construction of our Nantong facility in China which commenced limited operation in June 2008 and ongoing Environmental, Health and Safety compliance and maintenance projects. Cash used in investing activities in the fiscal six-month period ended July 1, 2007 was primarily due to cash used for our environmental compliance projects, in particular, a wastewater treatment project at our Waterford, New York facility.

Financing activities. Cash provided by financing activities was $10.8 million in the fiscal six-month period ended June 29, 2008, compared to cash used in financing activities of $6.1 million in the fiscal six-month period ended July 1, 2007. Cash provided by financing activities in the fiscal six-month period ended June 29, 2008 was primarily due to additional long-term borrowings of $31.6 million associated with the Nantong construction project, offset by $14.4 million of principal payments on our term loans under our senior credit facility and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China. The cash flow used for financing activities in 2007 was primarily related to our principal payments on the term loans under our senior credit facility.

Liquidity

Our primary sources of liquidity are cash flow from operations and funds available under a senior credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.

We had $3,170.1 million of indebtedness (excluding short-term borrowings), at June 29, 2008. Accordingly, we have significant debt service obligations.

Our senior credit facility at June 29, 2008 consists of two variable-rate term loans in an aggregate principal amount of approximately $1,125.7 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.7 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were no outstanding borrowings under the revolving credit facility as of June 29, 2008. The outstanding letters of credit under the revolving credit facility at June 29, 2008 were $21.3 million, leaving unused borrowing capacity of $278.7 million. Outstanding letters of credit issued under the synthetic letter of credit facility at June 29, 2008 were $28.0 million, leaving unused borrowing capacity of $6.7 million.

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

We have issued $765.0 million in aggregate principal amount of 9  3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €275.0 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $300.0 million in aggregate principal amount of 10  1/8%/10  7/ 8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $500.0 million in aggregate principal amount of 11  1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are four separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

The Senior Notes, which are unsecured senior obligations of the Company, mature in 2014. The portion of the Senior Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9  3/4% and 9%, respectively, payable semiannually to holders of record.

The Senior Toggle Notes, which are unsecured senior obligations of the Company, mature in 2014 and interest on the Senior Toggle Notes is payable semiannually to holders of record. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we will make all interest payments on the Senior Toggle Notes entirely in cash. Cash Interest on the Senior Toggle Notes accrues at a rate of 10  1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10  7/8% per annum. On May 28, 2008, we made the permitted election under the indenture governing the Senior Toggle Notes to pay all interest under the Senior Toggle Notes that is due on December 1, 2008 in kind. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as previously elected unless we make a new election prior to the beginning of the applicable interest period.

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

Contractual Obligations

Information related to our contractual obligations at December 31, 2007 can be found in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. There have been no material changes to our previous disclosures made on this matter.

Effect of Inflation

Inflation in certain costs, such as silicon metal, platinum, energy and wages, have significantly impacted our operating results during the fiscal three-month period ended June 29, 2008, but the overall effect on our operating results has been partially offset by increased selling prices and cost reduction actions. We cannot assure investors, however, that we will be able to offset general inflation with increased selling prices and cost reduction actions in the future.

Covenant Compliance

Certain covenants contained in the credit agreement governing our credit facilities and the indentures governing the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (i) require the maintenance of a net first-lien secured indebtedness to Adjusted EBITDA ratio and/or (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet certain financial tests. For example, the indenture covenants restrict our ability to incur additional indebtedness (subject to certain exceptions) unless we are able to comply, on a pro forma basis, with an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Inability to comply with such covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The Company is in compliance with the covenant requirements at June 29, 2008.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

			Fiscal three-month period ended		Fiscal six-month period ended
			June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
			(dollars in millions)
Net loss			$(46.1)	(44.7)	(95.0)	(102.0)
Interest expense, net			70.6	71.0	137.6	139.1
Income taxes			12.9	11.6	23.4	8.9
Depreciation and amortization			59.4	58.7	115.4	118.6

EBITDA			$96.8	96.6	181.4	164.6

Minority interest	(a	)	$(0.3)	—	(0.4)	—
Non Cash, Purchase accounting effects	(b	)	—	4.3	—	27.7
Stand-alone savings - assessment	(c	)	0.4	0.6	2.2	(1.1)
Cost savings - new initiatives	(d	)	3.8	—	10.0	1.9
Restructuring and other costs	(e	)	8.7	7.4	13.0	13.0
Transaction, initial costs and other non-cash items	(f	)	(11.4)	10.7	(2.5)	17.0

Adjusted EBITDA			$98.0	119.6	203.7	223.1

(a)	Reflects the elimination of minority interests resulting from the Shenzhen joint venture.
(b)	Represents non-cash charges in costs of sales during the fiscal six-month period ended July 1, 2007 resulting primarily from the sales of inventories revalued at fair value through purchase accounting at the date of the Acquisition.
(c)	For the fiscal three and six-month periods ended June 29, 2008, reflects transition services provided by GE. For the fiscal six-month period ended July 1, 2007 reflects additional costs required to achieve normalized stand alone functionality offset by $5.2 million of transition services provided by GE, as well as $4.1 million of stand-alone cost incurred.
(d)	Represents estimated cost savings from initiatives being implemented by management, including headcount reductions and indirect cost savings.
(e)	Relates primarily to restructuring and non-recurring expenditures.
(f)	For the fiscal three and six-month periods ended June 29, 2008 and July 1, 2007, represents (i) non-cash mark-to-market revaluation of foreign currency forward contracts, (ii) recognition of realized gain or loss on foreign currency forward contracts, (iii) gains or losses on revaluation of our U.S. dollar denominated debt of our foreign subsidiaries and Euro denominated debt, (iv) management fee paid to Apollo, (v) income impact caused by management inventory optimization efforts, (vi) stock-based compensation, and (vii) other non-recurring costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

There have been no material changes to our previous disclosures made on this matter.

Item 4T.	Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rules 13(a)-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the Company’s reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Exchange Act rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13(a)-15 or 15(d)-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material changes to our previous disclosures made on this matter.

Item 1A.	Risk Factors.

There have been no material changes to our previous disclosures made on this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

By written consent in lieu of a meeting of the stockholders of Momentive Performance Materials Holdings Inc. dated June 23, 2008, stockholders that held a majority of the stock entitled to vote re-elected the incumbent directors of Holdings.

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

August 13, 2008

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/S/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JONATHAN D. RICH	Chief Executive Officer,	August 13, 2008
Jonathan D. Rich	President and Director (Principal Executive Officer)

/s/ STEVEN P. DELARGE	Chief Financial Officer (Principal Financial Officer)	August 13, 2008
Steven P. Delarge

/s/ WILLIAM L. TORRENCE	Controller (Principal Accounting Officer)	August 13, 2008
William L. Torrence