Form 10-Q
period 2008-09-28
Momentive Performance Materials Inc.
filed 2008-11-12
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on November 11, 2008 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	September 28, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$236,521	249,056
Receivables, net (note 4)	529,035	494,010
Due from affiliates	5,389	9,002
Inventories (note 5)	412,108	413,239
Prepaid expenses	13,640	11,541
Income tax receivable	15,011	14,865
Deferred income taxes (note 7)	12,488	20,278
Other current assets	10,367	10,062

Total current assets	1,234,559	1,222,053
Property and equipment (net of accumulated depreciation and amortization of $391,502 and $251,877 at September 28, 2008 and December 31, 2007, respectively)	1,231,405	1,249,254
Other long-term assets	75,832	83,457
Deferred income taxes (note 7)	17,551	16,664
Investments in nonconsolidated affiliates	539	475
Intangible assets (net of accumulated amortization of $78,840 and $44,909 at September 28, 2008 and December 31, 2007, respectively)	671,914	689,258
Goodwill	1,220,359	1,186,053

Total assets	$4,452,159	4,447,214

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$354,404	329,564
Short-term borrowings (note 6)	6,728	4,768
Accrued expenses and other liabilities	177,851	193,162
Accrued interest	73,788	18,545
Due to affiliates	4,445	23,273
Accrued income taxes (note 7)	11,820	27,681
Deferred income taxes (note 7)	46,999	21,151
Current installments of long-term debt	9,177	14,750

Total current liabilities	685,212	632,894
Long-term debt (note 6)	3,098,509	3,058,229
Other liabilities	74,354	85,488
Pension liabilities (note 9)	190,022	191,229
Deferred income taxes (note 7)	141,843	156,730

Total liabilities	4,189,940	4,124,570

Minority interests	4,525	4,024
Shareholder’s equity:
Common stock	—	—
Additional paid-in capital	603,042	600,274
Accumulated deficit	(454,747)	(324,906)
Accumulated other comprehensive income (note 8)	109,399	43,252

Total shareholder’s equity	257,694	318,620

Total liabilities and shareholder's equity	$4,452,159	4,447,214

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$699,884	624,431	2,093,960	1,884,231
Cost of sales, excluding depreciation	472,189	395,409	1,420,928	1,232,801

Gross profit	227,695	229,022	673,032	651,430
Selling, general and administrative expenses	118,963	96,484	318,214	294,671
Depreciation and amortization expenses	63,031	101,340	178,404	219,919
Research and development expenses	18,406	18,759	57,171	56,918
Restructuring and other costs (note 2(d))	9,623	11,006	22,626	23,995

Operating income	17,672	1,433	96,617	55,927
Other income (expense):
Interest income	1,213	2,035	3,941	4,834
Interest expense	(69,824)	(72,512)	(210,059)	(214,254)
Other income (expense), net	11,749	(6,636)	(1,713)	(15,068)
Minority interests	(70)	181	290	(19)

Loss before income taxes	(39,260)	(75,499)	(110,924)	(168,580)
Income taxes (note 7)	(4,402)	(1,041)	18,917	7,869

Net loss	$(34,858)	(74,458)	(129,841)	(176,449)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal nine-month period ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(129,841)	(176,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	178,404	219,919
Asset impairment charge	2,437	—
Amortization of debt issuance costs	7,808	7,356
Deferred income taxes	15,622	(16,035)
Stock-based compensation expense	999	—
Change in minority interests	(16)	408
Unrealized (gain) loss on derivative instruments	(2,895)	16,789
Changes in operating assets and liabilities:
Receivables	(28,889)	39,897
Inventories	5,473	39,794
Due to/from affiliates	(16,765)	(17,951)
Prepaid expenses and other assets	581	(8,462)
Trade payables	18,596	63,605
Accrued expenses and other liabilities	33,045	57,751
Accrued income taxes	(859)	(16,530)
Pension liabilities	(3,759)	23,891

Net cash provided by operating activities	79,941	233,983

Cash flows from investing activities:
Capital expenditures	(109,282)	(123,728)
Purchases of intangible assets	(3,411)	(2,925)
Payments associated with acquisition of Momentive Performance Materials Inc.	—	(61,985)

Net cash used in investing activities	(112,693)	(188,638)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	2,230	(419)
Proceeds from long-term debt	38,648	13,995
Payments of long-term debt	(14,400)	(7,961)
Principal payments of capital lease obligations	—	(1,198)
Funds remitted to joint venture	(4,900)	—

Net cash provided by financing activities	21,578	4,417

(Decrease) increase in cash and cash equivalents	(11,174)	49,762
Effect of exchange rate changes on cash	(1,361)	7,667
Cash and cash equivalents, beginning of period	249,056	198,010

Cash and cash equivalents, end of period	$236,521	255,439

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

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of September 28, 2008 and December 31, 2007, and for the fiscal three and nine-month periods ended September 28, 2008 and September 30, 2007. Minority interests represent the minority shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b)	Income Taxes

In 2007, the Company’s first full year of operations, the provision for income taxes during interim reporting periods was calculated by applying the discrete method, in accordance with FASB interpretation No. 18, Accounting for Income Taxes in Interim Period (FIN 18).

For the fiscal three and nine-month periods ended September 28, 2008, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items).

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

(c)	Derivative Instruments and Hedging Activities

On March 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185,000. The interest rate swap matures March 31, 2010. The Company designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185,000 of its U.S. dollar denominated term loan (tranche B-1). The Company recorded the change in fair value of the interest rate swap in accumulated other comprehensive income as a pre-tax unrealized loss of $597 and unrealized gain of $1,901 for the fiscal three and nine-month period ended September 28, 2008, respectively. The fair value of the interest rate swap of $1,901 is recorded in other assets in the Condensed Consolidated Balance Sheet as of September 28, 2008.

In March 2007, the Company entered into foreign currency forward contracts to purchase a total of $240,000 with Euros at rates ranging from $1.3121 to $1.3229. The maturity dates of the remaining outstanding contracts range from November 21, 2008 to November 23, 2011. The fair value of the remaining contracts of $14,883 and $17,778 is recorded as a liability in the Condensed Consolidated Balance Sheets as of September 28, 2008 and December 31, 2007, respectively. Gain or loss on the forward contracts is recognized in other income (expense), net in the Condensed Consolidated Statements of Operations. There were no contracts settled during the fiscal three-month periods ended September 28, 2008 and September 30, 2007, respectively. The Company recognized a loss of $6,148 and $1,061 for settled foreign currency forward contracts during the fiscal nine-month periods ended September 28, 2008 and September 30, 2007, respectively. For the fiscal three-month periods ended September 28, 2008 and September 30, 2007, the Company also recognized an unrealized gain of $11,413 and an unrealized loss of $9,482, respectively. The Company recognized an unrealized gain of $2,895 and an unrealized loss of $16,789 for the fiscal nine-month periods ended September 28, 2008 and September 30, 2007, respectively.

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

For the fiscal three-month periods ended September 28, 2008 and September 30, 2007, the Company recognized restructuring of $4,338 and $0 and other service costs of $5,285 and $11,006, respectively. For the fiscal nine-month periods ended September 28, 2008 and September 30, 2007, the Company recognized restructuring of $8,113 and $2,378, and other service costs of $14,513 and $21,617, respectively.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have any material impact on the Company’s consolidated financial position and results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The Company is in the process of evaluating the requirements of SFAS 160.

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

In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

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

The following table presents assets and liabilities at September 28, 2008 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap	$—	1,901	—	1,901

Total assets at fair value	$—	1,901	—	1,901

Liabilities
Foreign currency forward contracts	$—	14,883	—	14,883

Total liabilities at fair value	$—	14,883	—	14,883

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of foreign currency forward contracts and interest rate swaps generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swaps at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal nine-month period ended September 28, 2008 that would reduce the receivable amount owed, if any, to the Company.

11	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(3)	Fair Value Measurements (cont’d)

At September 28, 2008, the Company estimates that the $1,961,154 of outstanding fixed rate senior notes had a fair value of approximately $1,512,455; the $1,084,791 of outstanding variable rate term loans had a fair value of approximately $958,664; and the fair value of the $61,723 outstanding construction project financing loan was approximately the same as its outstanding balance. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

(4)	Receivables, net

Receivables consisted of the following at September 28, 2008 and December 31, 2007:

	September 28, 2008	December 31, 2007
Trade	$478,021	460,515
Other:
VAT	34,506	21,203
Advances	9,149	7,569
Other	13,598	10,603

	535,274	499,890
Allowance for doubtful accounts	(6,239)	(5,880)

Total receivables, net	$529,035	494,010

(5)	Inventories

Inventories consisted of the following at September 28, 2008 and December 31, 2007:

	September 28, 2008	December 31, 2007
Raw materials and work-in-process	$154,841	171,810
Finished goods	257,267	241,429

Total inventories	$412,108	413,239

In connection with the Acquisition, all inventories were stepped-up to their estimated fair values on that date. For the fiscal nine-month period ended September 30, 2007, $23,438 of the inventory fair value step-up was expensed and recorded in cost of sales.

12	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(6)	Indebtedness

(a)	Short-Term Borrowings

At September 28, 2008, the Company’s short-term borrowings consisted of bank borrowings of $6,728 with a weighted average interest rate of 4.71%. At December 31, 2007, short-term borrowings consisted of bank borrowings of $4,768 with a weighted average interest rate of 5.24%.

On October 20, 2008, the Company drew down $150,000 against the $300,000 revolving credit facility. The borrowing accrues interest at a rate of 6.94% per annum for the initial interest rate period of two months as selected by the Company.

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

The effective tax rate was 11.21% and 1.38% for the fiscal three-month periods ended September 28, 2008 and September 30, 2007, respectively. The effective tax rate was –17.05% and –4.67% for the fiscal nine-month periods ended September 28, 2008 and September 30, 2007, respectively. The increase in the effective tax rate in 2008 was primarily due to a change in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

As described in Note 2 (b), the Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any liabilities for uncertain income tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 28, 2008, the Company also had no accrued interest related to uncertain tax positions.

13	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(8)	Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(34,858)	(74,458)	(129,841)	(176,449)
Foreign currency translation	3,694	34,762	64,263	25,645
Other comprehensive income adjustments, net	(1,417)	(18)	1,884	3,172

Comprehensive income (loss)	$(32,581)	(39,714)	(63,694)	(147,632)

(9)	Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s U.S. and non-U.S. net pension and postretirement benefit expense for the fiscal three and nine-month periods ended September 28, 2008 and September 30, 2007:

	Pension		Postretirement
	Fiscal three-month period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$4,790	5,827	(179)	617
Interest cost	1,651	1,548	983	818
Amortization of prior service cost (benefit)	(216)	—	487	—
Expected return on plan assets	(411)	(314)	83	—
Amortization of actuarial gain	(428)	—	(98)	—
Other	(13)	—	—	—

	$5,373	7,061	1,276	1,435

	Pension		Postretirement
	Fiscal nine-month period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$14,663	16,019	1,133	1,654
Interest cost	4,811	4,199	3,311	2,185
Amortization of prior service cost (benefit)	(646)	—	885	—
Expected return on plan assets	(2,093)	(824)	83	—
Amortization of actuarial gain	(1,004)	—	(98)	—
Other	(13)	—	—	—

	$15,718	19,394	5,314	3,839

In 2008, the Company expects to contribute approximately $25,000 and $3,142 to the Company’s domestic and foreign employee benefit plans, respectively. The Company contributed $7,200 and $22,900 to its domestic employee benefit plans during the fiscal three and nine-month periods ended September 28, 2008, respectively.

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended Setember 28, 2008:
Net sales (a)	$634,354	65,530	—	699,884
Operating income (b)	25,720	6,123	(14,171)	17,672
Depreciation and amortization	54,055	8,976	—	63,031
Interest expense and other financial charges	69,572	252	—	69,824
Interest income	1,065	148	—	1,213
Provision for income taxes	(2,934)	(1,468)	—	(4,402)
Capital expenditures	23,244	3,517	—	26,761

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended September 30, 2007:
Net sales (a)	$562,340	62,091	—	624,431
Operating income (b)	20,799	(4,323)	(15,043)	1,433
Depreciation and amortization	78,684	22,656	—	101,340
Interest expense and other financial charges	72,510	2	—	72,512
Interest income	1,975	60	—	2,035
Provision for income taxes	1,357	(2,398)	—	(1,041)
Capital expenditures	50,406	4,444	—	54,850

15	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(10)	Operating Segments (cont’d)

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal nine-month period ended September 28, 2008:
Net sales (a)	$1,893,340	200,620	—	2,093,960
Operating income (b)	123,683	15,395	(42,461)	96,617
Depreciation and amortization	151,962	26,442	—	178,404
Interest expense and other financial charges	209,802	257	—	210,059
Interest income	3,273	668	—	3,941
Provision for income taxes	18,539	378	—	18,917
Capital expenditures	96,253	13,029	—	109,282

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal nine-month period ended September 30, 2007:
Net sales (a)	$1,678,071	206,160	—	1,884,231
Operating income (b)	78,659	17,381	(40,113)	55,927
Depreciation and amortization	178,523	41,396	—	219,919
Interest expense and other financial charges	214,250	4	—	214,254
Interest income	4,342	492	—	4,834
Provision for income taxes	5,182	2,687	—	7,869
Capital expenditures	110,371	13,357	—	123,728

(a)	There were no intersegment sales during the fiscal three and nine-month periods ended September 28, 2008 or September 30, 2007, respectively.

(b)	A reconciliation of the segment operating income to (loss) before income taxes would include interest income, interest expense, other income (expense), net and minority interests as presented in the Condensed Consolidated Statements of Operations.

(c)	Corporate and other items include pension expenses and headquarter costs.

The following tables show data by geographic area. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangibles and goodwill.

	September 28, 2008	December 31, 2007
Long-lived assets
United States	$695,029	740,093
Canada	85,185	87,071
Pacific	1,159,414	1,083,309
Europe	1,173,373	1,204,988
Mexico and Brazil	10,677	9,104

	$3,123,678	3,124,565

16	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(10)	Operating Segments (cont’d)

Net sales are based on the geographic location of the subsidiary recording the final sale to the customer. Certain prior period geographic sales balances for the fiscal three and nine-month periods ended September 30, 2007 have been reclassified to conform to the current period presentation.

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales:
United States	$215,992	205,110	648,621	638,851
Canada	12,837	13,873	35,480	40,298
Pacific	200,786	171,404	595,127	519,637
Europe	245,723	213,749	750,138	628,474
Mexico and Brazil	24,546	20,295	64,594	56,971

	$699,884	624,431	2,093,960	1,884,231

17	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/ Nonguarantor Subsidiary Financial Information

The Company has outstanding $765 million of senior notes, €275 million of Euro senior notes, $300 million of senior toggle notes and $500 million of senior subordinated notes, which are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 28, 2008 and December 31, 2007, the Condensed Consolidated Statements of Operations for the fiscal three and nine-month periods ended September 28, 2008 and September 30, 2007 and Consolidated Statements of Cash Flows for the fiscal nine-month periods ended September 28, 2008 and September 30, 2007 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are pledged under the senior credit facility, and consequently will not be available to satisfy the claims of the Company’s general creditors. Certain 2007 guarantor and non-guarantor financial information has been reclassified to conform to the current year presentation.

18	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/ Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Balance Sheet as of September 28, 2008:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$249	37,662	198,610	—	236,521
Receivables, net	—	128,812	400,223	—	529,035
Due from affiliates	90	132,719	199,650	(327,070)	5,389
Inventories	—	191,009	225,456	(4,357)	412,108
Prepaid expenses	—	8,747	4,893	—	13,640
Income tax receivable	—	15,011	—	—	15,011
Deferred income taxes	—	—	12,488	—	12,488
Other current assets	1,901	4,258	4,208	—	10,367

Total current assets	2,240	518,218	1,045,528	(331,427)	1,234,559
Property and equipment, net	—	581,256	650,149	—	1,231,405
Other long-term assets	42,297	—	33,535	—	75,832
Deferred income taxes	—	—	16,690	861	17,551
Investments in nonconsolidated affiliates	—	—	539	—	539
Investment in affiliates	1,383,149	550,393	—	(1,933,542)	—
Intercompany borrowings	871,394	3,340	31,186	(905,920)	—
Intangible assets, net	—	100,797	571,117	—	671,914
Goodwill	—	12,976	1,207,383	—	1,220,359

Total assets	$2,299,080	1,766,980	3,556,127	(3,170,028)	4,452,159

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	101,055	253,349	—	354,404
Short-term borrowings	—	—	6,728	—	6,728
Accrued expenses and other liabilities	—	64,580	113,271	—	177,851
Accrued interest	68,150	49	5,589	—	73,788
Due to affiliates	8,975	23,618	298,921	(327,069)	4,445
Accrued income taxes	—	—	11,820	—	11,820
Deferred income taxes	—	27,878	19,121	—	46,999
Current installments of long-term debt	—	—	9,177	—	9,177

Total current liabilities	77,125	217,180	717,976	(327,069)	685,212
Long-term debt	1,961,154	—	1,137,355	—	3,098,509
Other liabilities	—	5,918	68,436	—	74,354
Pension liabilities	—	109,604	80,418	—	190,022
Intercompany borrowings	3,340	31,282	871,299	(905,921)	—
Deferred income taxes	—	16,119	125,724	—	141,843

Total liabilities	2,041,619	380,103	3,001,208	(1,232,990)	4,189,940

Minority interests	—	—	4,525	—	4,525
Shareholder’s equity:
Additional paid-in capital	602,668	1,486,589	477,260	(1,963,475)	603,042
Accumulated deficit	(454,606)	(207,209)	(27,294)	234,362	(454,747)
Accumulated other comprehensive income	109,399	107,497	100,428	(207,925)	109,399

Total shareholder’s equity	257,461	1,386,877	550,394	(1,937,038)	257,694

Total liabilities and shareholder’s equity	$2,299,080	1,766,980	3,556,127	(3,170,028)	4,452,159

19	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Balance Sheet as of December 31, 2007:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,051	47,514	193,491	—	249,056
Receivables, net	—	106,137	387,873	—	494,010
Due from affiliates	—	181,864	280,175	(453,037)	9,002
Inventories	—	197,153	219,580	(3,494)	413,239
Prepaid expenses	—	5,138	6,403	—	11,541
Income tax receivable	—	14,865	—	—	14,865
Deferred income taxes	—	—	20,278	—	20,278
Other current assets	—	5,045	5,017	—	10,062

Total current assets	8,051	557,716	1,112,817	(456,531)	1,222,053
Property and equipment, net	—	615,636	633,618	—	1,249,254
Other long-term assets	47,138	—	36,319	—	83,457
Deferred income taxes	—	—	15,799	865	16,664
Investments in nonconsolidated affiliates	—	—	475	—	475
Investment in affiliates	1,434,679	488,685	—	(1,923,364)	—
Intercompany borrowing	828,601	19,474	—	(848,075)	—
Intangible assets, net	—	103,915	585,343	—	689,258
Goodwill	—	14,057	1,171,996	—	1,186,053

Total assets	$2,318,469	1,799,483	3,556,367	(3,227,105)	4,447,214

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	107,345	222,219	—	329,564
Short-term borrowings	—	—	4,768	—	4,768
Accrued expenses and other liabilities	2,115	67,965	123,082	—	193,162
Accrued interest	17,748	—	797	—	18,545
Due to affiliates	23,976	33,002	419,332	(453,037)	23,273
Accrued income taxes	—	—	27,681	—	27,681
Deferred income taxes	—	17,933	3,218	—	21,151
Current installments of long-term debt	—	—	14,750	—	14,750

Total current liabilities	43,839	226,245	815,847	(453,037)	632,894
Long-term debt	1,956,734	—	1,101,495	—	3,058,229
Other liabilities	—	6,103	79,385	—	85,488
Pension liabilities	—	116,705	74,524	—	191,229
Intercompany Borrowings	—	4,097	843,978	(848,075)	—
Deferred income taxes	—	8,300	148,430	—	156,730

Total liabilities	2,000,573	361,450	3,063,659	(1,301,112)	4,124,570

Minority interests	—	—	4,024	—	4,024
Shareholder’s equity:
Additional paid-in capital	600,274	1,562,220	484,275	(2,046,495)	600,274
Accumulated deficit	(325,632)	(167,441)	(31,764)	199,931	(324,906)
Accumulated other comprehensive income	43,254	43,254	36,173	(79,429)	43,252

Total shareholder’s equity	317,896	1,438,033	488,684	(1,925,993)	318,620

Total liabilities and shareholder’s equity	$2,318,469	1,799,483	3,556,367	(3,227,105)	4,447,214

20	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended September 28, 2008 and September 30, 2007:

	Fiscal three-month period ended September 28, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	287,427	527,764	(115,307)	699,884
Cost of sales, excluding depreciation	—	198,630	388,340	(114,781)	472,189

Gross profit	—	88,797	139,424	(526)	227,695
Selling, general and administrative expenses	(29,262)	58,772	99,076	—	128,586
Depreciation and amortization	—	29,075	33,956	—	63,031
Research and development expenses	—	11,037	7,369	—	18,406

Operating income (loss)	29,262	(10,087)	(977)	(526)	17,672
Other income (expense):
Interest income	23,907	200	988	(23,882)	1,213
Interest expense	(52,340)	(293)	(41,073)	23,882	(69,824)
Other income (expense), net	(35,384)	(19,105)	11,819	54,419	11,749
Minority interests	—	—	(70)	—	(70)

Income (loss) before income taxes	(34,555)	(29,285)	(29,313)	53,893	(39,260)
Income taxes (benefit)	—	6,099	(10,278)	(223)	(4,402)

Net income (loss)	$(34,555)	(35,384)	(19,035)	54,116	(34,858)

	Fiscal three-month period ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	262,317	454,061	(91,947)	624,431
Cost of sales, excluding depreciation	—	166,583	318,228	(89,402)	395,409

Gross profit	—	95,734	135,833	(2,545)	229,022
Selling, general and administrative expenses	14,791	57,193	35,506	—	107,490
Depreciation and amortization	—	49,451	51,889	—	101,340
Research and development expenses	—	11,678	7,081	—	18,759

Operating income (loss)	(14,791)	(22,588)	41,357	(2,545)	1,433
Other income (expense):
Interest income	23,842	783	1,176	(23,766)	2,035
Interest expense	(51,438)	182	(45,022)	23,766	(72,512)
Other income (expense), net	(29,526)	(1,964)	(6,596)	31,450	(6,636)
Minority interests	—	—	181	—	181

Income (loss) before income taxes	(71,913)	(23,587)	(8,904)	28,905	(75,499)
Income taxes (benefit)	—	5,939	(6,980)	—	(1,041)

Net income (loss)	$(71,913)	(29,526)	(1,924)	28,905	(74,458)

21	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statements of Operations for the fiscal nine-month periods ended September 28, 2008 and September 30, 2007:

	Fiscal nine-month period ended September 28, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	845,030	1,573,154	(324,224)	2,093,960
Cost of sales, excluding depreciation	—	590,096	1,154,192	(323,360)	1,420,928

Gross profit	—	254,934	418,962	(864)	673,032
Selling, general and administrative expenses	2,643	165,869	172,328	—	340,840
Depreciation and amortization	—	81,252	97,152	—	178,404
Research and development expenses	—	34,760	22,411	—	57,171

Operating income (loss)	(2,643)	(26,947)	127,071	(864)	96,617
Other income (expense):
Interest income	71,834	711	3,508	(72,112)	3,941
Interest expense	(158,431)	85	(123,825)	72,112	(210,059)
Other income (expense), net	(39,734)	4,329	(1,605)	35,297	(1,713)
Minority interests	—	—	290	—	290

Income (loss) before income taxes	(128,974)	(21,822)	5,439	34,433	(110,924)
Income taxes (benefit)	—	17,948	966	3	18,917

Net income (loss)	$(128,974)	(39,770)	4,473	34,430	(129,841)

	Fiscal nine-month period ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	820,256	1,342,368	(278,393)	1,884,231
Cost of sales, excluding depreciation	—	558,796	945,714	(271,709)	1,232,801

Gross profit	—	261,460	396,654	(6,684)	651,430
Selling, general and administrative expenses	20,868	161,601	136,197	—	318,666
Depreciation and amortization	—	123,832	96,087	—	219,919
Research and development expenses	—	33,159	23,759	—	56,918

Operating income (loss)	(20,868)	(57,132)	140,611	(6,684)	55,927
Other income (expense):
Interest income	71,346	2,543	3,330	(72,385)	4,834
Interest expense	(155,512)	1,705	(132,832)	72,385	(214,254)
Other income (expense), net	(64,730)	7,728	(15,134)	57,068	(15,068)
Minority interests	—	—	(19)	—	(19)

Income (loss) before income taxes	(169,764)	(45,156)	(4,044)	50,384	(168,580)
Income taxes (benefit)	—	19,574	(11,705)	—	7,869

Net income (loss)	$(169,764)	(64,730)	7,661	50,384	(176,449)

22	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statement of Cash Flows for the fiscal nine-month period ended September 28, 2008:

	Fiscal nine-month period ended September 28, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(51,168)	62,634	68,475	—	79,941

Cash flows from investing activities:
Capital expenditures	—	(43,535)	(65,747)	—	(109,282)
Purchases of intangible assets	—	(2,799)	(612)	—	(3,411)

Net cash used in investing activities	—	(46,334)	(66,359)	—	(112,693)

Cash flows from financing activities:
Dividends paid within Momentive Performance Materials Inc.	59,900	(53,991)	(5,909)	—	—
Capital contribution to affiliates	—	4,261	(4,261)	—	—
Net change in short-term borrowings	—	—	2,230	—	2,230
Proceeds from long-term debt	—	—	38,648	—	38,648
Payments of long-term debt	—	—	(14,400)	—	(14,400)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	(20,954)	23,578	(2,624)	—	—

Net cash provided by (used in) financing activities	38,946	(26,152)	8,784	—	21,578

(Decrease) increase in cash and cash equivalents	(12,222)	(9,852)	10,900	—	(11,174)
Effect of exchange rate changes on cash	4,420	—	(5,781)	—	(1,361)
Cash and cash equivalents, beginning of period	8,051	47,514	193,491	—	249,056

Cash and cash equivalents, end of period	$249	37,662	198,610	—	236,521

23	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Guarantor/Nonguarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statement of Cash Flows for the fiscal nine-month period ended September 30, 2007:

	Fiscal nine-month period ended September 30, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(63,553)	149,222	148,588	(274)	233,983

Cash flows from investing activities:
Capital expenditures	—	(49,343)	(74,385)	—	(123,728)
Payments associated with acquisition of Momentive Performance Materials Inc.	(61,985)	—	—	—	(61,985)
Purchase of intangible assets	—	(96)	(2,829)	—	(2,925)

Net cash used in investing activities	(61,985)	(49,439)	(77,214)	—	(188,638)

Cash flows from financing activities:
Dividends paid within MPM Inc.	117,041	(112,541)	(4,500)	—	—
Net change in short-term borrowings	—	(2,128)	1,709	—	(419)
Payments of long-term debt	—	—	(7,961)	—	(7,961)
Proceeds of long-term debt	—	—	13,995	—	13,995
Principal payments on capital lease obligations	—	(376)	(822)	—	(1,198)
Net borrowings with affiliates	(11,223)	8,182	2,767	274	—

Net cash (used in) provided by financing activities	105,818	(106,863)	5,188	274	4,417

Increase in cash and cash equivalents	(19,720)	(7,080)	76,562	—	49,762
Effect of exchange rate changes on cash	21,330	—	(13,663)	—	7,667
Cash and cash equivalents, beginning of period	—	67,459	130,551	—	198,010

Cash and cash equivalents, end of period	$1,610	60,379	193,450	—	255,439

24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking and Cautionary Statements

Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar words or expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations on flexibility in operating our business contained in the documents governing our indebtedness; changes in prices and availability of raw materials and key intermediates; rising energy costs; risks associated with our separation from General Electric Company; increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007. For a more detailed discussion of these and other risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 will have any material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are in the process of evaluating the requirements of FSP FAS 142-3.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are in the process of evaluating the expanded disclosure requirements of SFAS 161.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. We are in the process of evaluating the requirements of SFAS 160.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three and nine-month periods ended September 28, 2008 and September 30, 2007:

Fiscal three-month period ended September 28, 2008 compared to fiscal three-month period ended September 30, 2007 (Unaudited)

	Fiscal three-month periods ended
	September 28, 2008		September 30, 2007
	(dollars in millions)
Net sales	$699.9	100.0%	$624.4	100.0%
Cost of sales, excluding depreciation	472.2	67.5%	395.4	63.3%

Gross profit	227.7	32.5%	229.0	36.7%
Selling, general and administrative expenses	182.0	26.0%	197.8	31.7%
Research and development expenses	18.4	2.6%	18.8	3.0%
Restructuring and other costs	9.6	1.4%	11.0	1.8%

Operating income	17.7	2.5%	1.4	0.2%
Other income (expenses)
Interest expense, net	(68.6)	(9.8)%	(70.5)	(11.3)%
Other income (expense), net	11.7	1.7%	(6.6)	(1.1)%
Minority interests	(0.1)	—	0.2	—

Loss before income taxes	(39.3)	(5.6)%	(75.5)	(12.1)%
Income taxes	(4.4)	(0.6)%	(1.0)	(0.2)%

Net loss	$(34.9)	(5.0)%	$(74.5)	(11.9)%

Net Sales by Segment
Silicones	$634.4	90.6%	$562.3	90.1%
Quartz	65.5	9.4%	62.1	9.9%

Total	$699.9	100.0%	$624.4	100.0%

Net Sales. Net sales in the fiscal three-month period ended September 28, 2008 were $699.9 million, compared to $624.4 million for the same period in 2007, an increase of 12.1%. The increase was primarily due to increases in selling prices and foreign currency exchange rate fluctuations of 4.8%.

Net sales for our Silicones segment in the fiscal three-month period ended September 28, 2008 were $634.4 million, compared to $562.3 million for the same period in 2007, an increase of 12.8%. The increase was primarily due to increases in selling prices and foreign currency exchange rate fluctuations of 5.0%.

Net sales for our Quartz segment in the fiscal three-month period ended September 28, 2008 were $65.5 million, compared to $62.1 million for the same period in 2007, an increase of 5.5%. The increase was primarily due to increases in sales of ceramics products and crucibles for the photovoltaic market. Overall demand for semiconductor related products remained weak during the fiscal three-month period ended September 28, 2008.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended September 28, 2008 was $472.2 million, compared to $395.4 million for the same period in 2007, an increase of 19.4%. The increase was primarily due to the increase in net sales and inflation in raw materials, energy and transportation costs. In addition, cost of sales was impacted by the changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal three-month period ended September 28, 2008 was $227.7 million, compared to $229.0 million for the same period in 2007, a decrease of 0.6%. The decrease was primarily due to the increase in cost of sales, partially offset by the increase in net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended September 28, 2008 were $182.0 million, compared to $197.8 million for the same period in 2007, a decrease of 8.0%. The decrease was primarily due to a decrease in depreciation expense and outside service costs.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended September 28, 2008 were $18.4 million, compared to $18.8 million for the same period in 2007, a decrease of 2.1%. The decrease was primarily due to timing of program expenditures related to new projects.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended September 28, 2008 were $9.6 million, compared to $11.0 million for the same period in 2007, a decrease of 12.7%. The decrease was primarily due to management’s efforts to reduce operating expenses offset by $4.3 million in restructuring charges.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended September 28, 2008 was $68.6 million, compared to $70.5 million for the same period in 2007, a decrease of 2.7%. The decrease was primarily due to overall lower interest rates on our variable-rate term loans and the principal payments we made on the term loans under our senior credit facility on March 28, 2008, which were based on our excess cash flow in 2007, offset by foreign currency exchange rate fluctuations.

Other Income (Expense), net. Other Income, net in the fiscal three-month period ended September 28, 2008 was $11.7 million, compared to other expense, net of $6.6 million for the same period in 2007. The increase in other income net was primarily due to the change in fair market value of our foreign currency forward contracts in the 2008 period as a result of the strengthening of the U.S. dollar compared to the Euro.

Income taxes. The effective income tax rate increased to 11.21% in the fiscal three-month period ended September 28, 2008 compared to 1.38% for the same period of 2007. The increase in the effective tax rate in 2008 was primarily due to a decrease in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

Net loss. Net loss in the fiscal three-month period ended September 28, 2008 was $34.9 million, compared to a net loss of $74.5 million for the same period in 2007. The decrease was a result of the effects described above.

Fiscal nine-month period ended September 28, 2008 compared to fiscal nine-month period ended September 30, 2007 (Unaudited)

	Fiscal nine-month periods ended
	September 28, 2008		September 30, 2007
	(dollars in millions)
Net sales	$2,094.0	100.0%	$1,884.2	100.0%
Cost of sales, excluding depreciation	1,421.0	67.9%	1,232.8	65.4%

Gross profit	673.0	32.1%	651.4	34.6%
Selling, general and administrative expenses	496.5	23.7%	514.7	27.3%
Research and development expenses	57.2	2.7%	56.9	3.0%
Restructuring and other costs	22.6	1.1%	24.0	1.3%

Operating income	96.7	4.6%	55.8	3.0%
Other income (expenses)
Interest expense, net	(206.2)	(9.8)%	(209.4)	(11.1)%
Other income (expense), net	(1.7)	(0.1)%	(15.0)	(0.8)%
Minority interests	0.3	—	—	—

Loss before income taxes	(110.9)	(5.3)%	(168.6)	(8.9)%
Income taxes	19.0	0.9%	7.8	0.4%

Net loss	$(129.9)	(6.2)%	$(176.4)	(9.4)%

Net Sales by Segment
Silicones	$1,893.4	90.4%	$1,678.0	89.1%
Quartz	200.6	9.6%	206.2	10.9%

Total	$2,094.0	100.0%	$1,884.2	100.0%

Net Sales. Net sales in the fiscal nine-month period ended September 28, 2008 were $2,094.0 million, compared to $1,884.2 million for the same period in 2007, an increase of 11.1%. The increase was due to an increase in volume of 0.8%, an increase in selling prices and foreign currency exchange rate fluctuations of 5.4%.

Net sales for our Silicones segment in the fiscal nine-month period ended September 28, 2008 were $1,893.4 million, compared to $1,678.0 million for the same period in 2007, an increase of 12.8%. The increase was due to higher sales volume of 1.6%, an increase in selling prices and foreign currency exchange rate fluctuations of 5.7%.

Net sales for our Quartz segment in the fiscal nine-month period ended September 28, 2008 were $200.6 million, compared to $206.2 million for the same period in 2007, a decrease of 2.7%. The decrease was primarily due to a lower demand for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal nine-month period ended September 28, 2008 was $1,421.0 million, compared to $1,232.8 million for the same period in 2007, an increase of 15.3%. The increase was primarily due to the increase in net sales and inflation in raw materials, energy and transportation costs, offset by inventory fair value step up costs related to purchase accounting of $27.7 million recorded in 2007. In addition, cost of sales was impacted by changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal nine-month period ended September 28, 2008 was $673.0 million, compared to $651.4 million for the same period in 2007, an increase of 3.3%. The increase was due to growth in net sales and the purchase accounting item noted above, offset by the increased cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal nine-month period ended September 28, 2008 were $496.5 million, compared to $514.7 million for the same period in 2007, a decrease of 3.5%. The decrease was primarily due to a decrease in depreciation and amortization expense and management’s efforts to reduce operating expenses, offset by foreign currency exchange rate fluctuations.

Research and Development Expenses. Research and development expenses in the fiscal nine-month period ended September 28, 2008 were $57.2 million, compared to $56.9 million for the same period in 2007, an increase of 0.5%. The increase was primarily due to timing of program expenditures related to new projects.

Restructuring and Other Costs. Restructuring and other costs in the fiscal nine-month period ended September 28, 2008 were $22.6 million, compared to $24.0 million for the same period in 2007, a decrease of 5.8%. The decrease is primarily due to management’s efforts to reduce operating expenses offset by $8.1 million in restructuring charges.

Interest Expense, net. Interest expense, net in the fiscal nine-month period ended September 28, 2008 was $206.2 million, compared to $209.4 million for the same period in 2007, a decrease of 1.5%. The decrease was primarily due to overall lower variable interest rates on our variable-rate term loans and the principal payments we made on the term loans under our senior credit facility on March 28, 2008, which were based on our excess cash flow in 2007, offset by foreign currency exchange rate fluctuations.

Other Income (Expense), net. Other expense in the fiscal nine-month period ended September 28, 2008 was $1.7 million, compared to $15.0 million for the same period in 2007. The decrease in other expense was primarily due to a smaller loss associated with our foreign currency forward contracts in the 2008 period.

Income taxes. The effective income tax rate increased to –17.05% in the fiscal nine-month period ended September 28, 2008 compared to – 4.67% for the same period of 2007. The increase in the effective tax rate in 2008 was primarily due to a decrease in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Deferred tax liabilities are established in certain jurisdictions due to basis differences in goodwill.

Net loss. Net loss in the fiscal nine-month period ended September 28, 2008 was $129.9 million, compared to a net loss of $176.4 million for the same period in 2007. The decrease was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal nine-month period ended
	September 28, 2008	September 30, 2007
	(Dollar amounts in millions)
Cash provided by operating activities	$79.9	234.0
Cash used in investing activities	(112.7)	(188.6)
Cash provided by financing activities	21.6	4.4

(Decrease) increase in cash and cash equivalents, before effect of exchange rate changes on cash	$(11.2)	49.8

Operating activities. Cash provided by operating activities was $79.9 million in the fiscal nine-month period ended September 28, 2008, compared to $234.0 million in the fiscal nine-month period ended September 30, 2007. Cash provided by operating activities in the fiscal nine-month period ended September 28, 2008 was primarily due to increases in accrued expenses and accounts payable as a result of extension in vendor payment terms, offset by a payment made to GE associated with the settlement of a pre-Acquisition inter-company obligation and increases in accounts receivables as a result of price increases and higher non-U.S. sales. The cash provided by operating activities in the fiscal nine-month period ended September 30, 2007 was primarily due to a strategic reduction in working capital in connection with stand-alone initiatives.

Investing activities. Cash used in investing activities was $112.7 million in the fiscal nine-month period ended September 28, 2008, compared to $188.6 million in the fiscal nine-month period ended September 30, 2007. Cash used in investing activities in the fiscal nine-month period ended September 28, 2008 was primarily due to cash spent on the completion of our Nantong facility in China and ongoing environmental health and safety compliance and maintenance projects. Cash used in investing activities in the fiscal nine-month period ended September 30, 2007 was primarily due to cash used for planned capital expenditures and payment to GE of $62.0 million related to the Acquisition.

Financing activities. Cash provided by financing activities was $21.6 million in the fiscal nine-month period ended September 28, 2008, compared to $4.4 million in the fiscal nine-month period ended September 30, 2007. Cash provided by financing activities in the fiscal nine-month period ended September 28, 2008 was primarily due to additional long-term borrowings of $38.6 million associated with the Nantong construction project and short-term borrowings of $2.3 million associated with our India operation, offset by $14.4 million of principal payments on our term loans under our senior credit facility and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China. The cash flow provided by financing activities in 2007 was primarily related to borrowings for our facility in Nantong, China offset by principal payments on the term loans under our senior credit facility.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under a senior credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.

We had $3,107.7 million of indebtedness (excluding short-term borrowings), at September 28, 2008. Accordingly, we have significant debt service obligations.

Our senior credit facility at September 28, 2008 consists of two variable-rate term loans in an aggregate principal amount of approximately $1,084.8 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.7 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were no outstanding borrowings under the revolving credit facility as of September 28, 2008. The outstanding letters of credit under the revolving credit facility at September 28, 2008 were $23.8 million, leaving unused borrowing capacity of $276.2 million. Outstanding letters of credit issued under the synthetic letter of credit facility at September 28, 2008 were $27.1 million, leaving unused borrowing capacity of $7.6 million. In order to preserve access to capital during the recent credit market turmoil, we elected to draw down $150.0 million under our revolving credit facility on October 20, 2008. The outstanding letters of credit under the revolving credit facility and the synthetic credit facility at the time of the draw down were $25.4 million and $27.0 million, respectively, leaving unused capacity of $124.6 million under the revolving credit facility and $7.7 million under the synthetic letter of credit facility at that time.

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

We have issued $765.0 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €275.0 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $300.0 million in aggregate principal amount of 10 1 /8%/10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $500.0 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are four separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

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

We may from time to time seek to retire or purchase a portion of our Senior Notes, Senior Toggle Notes and/or Senior Subordinated Notes through cash purchases in open market transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, restrictions in our credit agreement and indentures and other factors. The amounts involved may be material.

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

In connection with our separation from GE, we incur costs associated with personnel recruitment, consulting services and IT infrastructure so that we can operate the Company on a stand-alone basis. These separation costs, expected to be incurred through year-end 2008, may offset some or all of the positive cash impact we currently expect to realize over the course of the transition period.

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

Contractual Obligations

Information related to our contractual obligations at December 31, 2007 can be found in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. There have been no material changes in our contractual obligations to our previous disclosures made on this matter.

Effect of inflation

Inflation in certain costs, such as methanol, silicon metal, natural gas and wages, have significantly impacted our operating results during the fiscal three-month period ended September 28, 2008 compared to the same period in 2007, but the overall effect on our operating results has been partially offset by increased selling prices and cost reduction actions. We cannot assure investors, however, that we will be able to offset general inflation with increased selling prices and cost reduction actions in the future.

Covenant compliance

Certain covenants contained in the credit agreement governing our credit facilities and the indentures governing the Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (i) require the maintenance of a net first-lien secured indebtedness to Adjusted EBITDA ratio and/or (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet certain financial tests. For example, the indenture covenants restrict our ability to incur additional indebtedness (subject to certain exceptions) unless we are able to comply, on a pro forma basis, with an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Inability to comply with such covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. We are in compliance with the covenant requirements at September 28, 2008.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

			Fiscal three-month period ended		Fiscal nine-month period ended
			September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
				(dollars in millions)
Net loss			$(34.9)	(74.5)	(129.9)	(176.4)
Interest expense, net			68.6	70.5	206.2	209.4
Income taxes			(4.4)	(1.0)	19.0	7.8
Depreciation and amortization			63.0	101.3	178.4	219.9

EBITDA			$92.3	96.3	273.7	260.7

Minority interest	(a	)	$(0.1)	—	(0.3)	—
Non Cash, Purchase accounting effects	(b	)	—	(0.8)	—	26.9
Stand-alone cost adjustments	(c	)	—	1.5	2.2	0.4
Cost savings - new initiatives	(d	)	0.8	—	13.3	1.9
Restructuring and other costs	(e	)	9.6	11.0	22.6	24.0
Transaction, initial costs and other non-cash items	(f	)	2.7	7.9	0.2	24.8

Adjusted EBITDA			$105.3	115.9	311.7	338.7

(a)	Reflects the elimination of minority interests resulting from the Shenzhen joint venture.

(b)	Represents non-cash charges in costs of sales during the fiscal nine-month period ended September 30, 2007 resulting primarily from the sales of inventories revalued at fair value through purchase accounting at the date of the Acquisition.

(c)	For the fiscal three and nine-month periods ended September 28, 2008, reflects transition services provided by GE. For the fiscal nine-month period ended September 30, 2007 reflects additional costs required to achieve normalized stand alone functionality offset by $12.2 million of transition services provided by GE, as well as $21.4 million of stand-alone cost incurred.

(d)	Represents estimated cost savings from initiatives being implemented by management, including headcount reductions and indirect cost savings. The year-to-date period ended September 28, 2008 includes the pro-forma effect of these savings as if implemented as of January 1, 2008.

(e)	Relates primarily to restructuring and non-recurring expenditures.

(f)	For the fiscal three and nine-month periods ended September 28, 2008 and September 30, 2007, represents (i) non-cash mark-to-market revaluation of foreign currency forward contracts, and unrealized gains or losses on revaluation of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (ii) management fee paid to Apollo, (iii) stock-based compensation, and (iv) other non-recurring costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

There have been no material changes to our previous disclosures made on this matter.

Item 4T.	Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13(a)-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Exchange Act rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

We carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13(a)-15 or 15(d)-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material changes to our previous disclosures made on this matter.

Item 1A.	Risk Factors.

There have been no material changes to our previous disclosures made on this matter, with the exception of the following:

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; more onerous credit terms from our suppliers; and inability or delays in accessing our current credit facilities or obtaining new credit facilities on terms we deem commercially reasonable.

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

November 12, 2008

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JONATHAN D. RICH Jonathan D. Rich	Chief Executive Officer, President and Director (Principal Executive Officer)	November 12, 2008

/s/ STEVEN P. DELARGE Steven P. Delarge	Chief Financial Officer (Principal Financial Officer)	November 12, 2008

/s/ WILLIAM L. TORRENCE William L. Torrence	Controller (Principal Accounting Officer)	November 12, 2008