Form 10-K
period 2008-12-31
Momentive Performance Materials Inc.
filed 2009-03-16
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 333-146093

Momentive Performance Materials Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5748297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Corporate Woods Blvd., 2nd Fl Albany, NY 12211	(518) 533-4600
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

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

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on March 9, 2009 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

PART I

Forward-Looking and Cautionary Statements

Unless otherwise noted, the terms “Momentive” or the “Company” refer to Momentive Performance Materials Inc. The terms “we,” “us,” and “our,” refer collectively to Momentive Performance Materials Inc., and its subsidiaries and the term “Momentive Group” refers collectively to Momentive’s parent company, Momentive Performance Materials Holdings Inc. (“Holdings”) and its subsidiaries, in each case after giving effect to the consummation of the Transactions (as defined below). References to the “Acquisition” refer to the acquisition of certain assets, subsidiaries and liabilities of GE Advanced Materials, an operating unit within the Industrial Segment of General Electric Company (“GE”), by the Momentive Group on December 3, 2006, pursuant to the terms of the Stock and Asset Purchase Agreement between Holdings and GE dated as of September 14, 2006. References to the “Business” refer to the assets, subsidiaries and liabilities of GE Advanced Materials, acquired in the Acquisition and references to the “Transactions” refer to the Acquisition and the financing transactions related thereto. The consolidated and combined financial statements and accompanying notes contained herein present the historical operating periods prior to our ownership of the Business (the “Predecessor”) for the period from January 1, 2006 to December 3, 2006; and the financial information as of December 31, 2006 and for the period from December 4, 2006 to December 31, 2006, the financial information as of December 31, 2007 and 2008 and for the years ended December 31, 2007 and 2008 of our Company (the “Successor”).

Certain statements in this report, including, without limitation, statements made under the caption “Business” are forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations in operating our business contained in the documents governing our indebtedness, including the restrictive covenants therein; the anticipated breach of a financial covenant under a loan agreement with the China Construction Bank by our Chinese subsidiary on April 30, 2009; the recent global financial crisis and economic slowdown; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong. See Item 1A, “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

ITEM 1.	BUSINESS

Momentive Performance Materials Inc. was formed through the acquisition of GE Advanced Materials on December 3, 2006. We are one of the world’s largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz division manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.

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

We are one of two producers in the silicones market with global production capacity. As of December 31, 2008, we had 25 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this worldwide network of production facilities, we serve more than 12,600 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L’Oreal, BASF, The Home Depot and Lowe’s.

We believe we have created a value-added, technical service-oriented business model that enables us to target and participate in high-margin and high-growth specialty markets. These specialty markets account for the majority of our revenues and continue to be a growing part of our business.

Our Strengths

Our company has the following competitive strengths:

Leading Global Silicones Producer. We are one of the world’s largest producers of silicones and silicone derivatives, with leading positions in various product lines and geographic areas. We believe our scale, global reach and breadth of product offerings provide us with significant advantages over many of our competitors by allowing us to serve global customers with precise specifications, particularly those expanding production in developing nations.

Attractive Industry Growth Profile. The broad molecular characteristics of silicones continually lead to new uses and applications, which have led to worldwide average industry growth in excess of GDP over the past 20 years. Drivers of growth include end-market growth and increased market penetration, with silicones increasingly being used as a value-added substitute for traditional materials or as a functional additive, which yields new properties for our customers’ products. For instance, silicones act as the conditioning ingredient in “2-in-1” shampoo.

Broad-Based Diversification.

•

Industry Diversification. Our Silicones business has a diversified revenue base across a variety of end-markets, reducing our vulnerability to macroeconomic trends. Furthermore, our products are often used in niche applications that represent a small portion of our customers’ material costs. For example, our products are used in scratch-resistant coating on automobile headlamps. Our leading end-market is building and construction, which consists of industrial and infrastructure construction and repair, urethane foam additives, and a number of other specialty products.

•

Customer Diversification. We have a diverse customer base of more than 12,600 customers between our Silicones and Quartz businesses and are well balanced across multiple geographies. In 2008, our top 20 customers accounted for less than 20% of our total revenues, and no single customer accounted for more than 3% of our total revenues. We have maintained long-standing relationships with many of our customers.

•

Geographic Diversification. We have a global sales presence, with approximately 36%, 35% and 29% of our 2008 revenues generated in the Americas, Europe and Asia, respectively, compared to 38%, 34% and 28% in 2007.

Global Infrastructure. We are a global company with significant manufacturing capacity in each of the Americas, Europe and Asia. We have 25 production facilities located around the world, R&D centers on three continents and sales to customers in over 100 countries. The Silicones business has three siloxane production facilities located in Waterford, New York; Ohta, Japan and Leverkusen, Germany and two silanes production facilities in Sisterville, West Virginia and Termoli, Italy. The Quartz production sites are located in Ohio, U.S.; Geestacht, Germany and in Wuxi, China.

We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships.

Attractive Intermediate Position. We maintain our own manufacturing capacity for approximately 84% of our requirements for siloxane, the key intermediate required to produce silicones, and source the remainder through long-term supply agreements. We believe our internal siloxane supply reduces our overall cost structure and strengthens our overall competitiveness.

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

Strong and Experienced Management Team. We are run by a strong management team led by President and Chief Executive Officer Dr. Jonathan Rich and Chief Financial Officer Anthony Colatrella. Since joining the business in June 2007, Dr. Rich has been leading our efforts in improving the service and quality of the business and its products. Initiatives have been launched to increase commercial effectiveness, improve manufacturing efficiencies and reduce selling and administrative costs.

Our Strategy

We are focused on increasing cash flow and augmenting growth through the following strategies:

Increase Shift to High-Margin Specialty Products. We plan to continue to utilize our global platform and research and development application capabilities to develop new silicone products. In 2003, we acquired the OSi Specialties business from Crompton Corporation (later re-named “Chemtura”), which enhanced our specialty products portfolio and new product development initiatives. We believe that our focus on sales and research will foster future growth.

Expand Global Reach and Presence in Faster Growing Regions. The Silicones division’s most significant growth opportunity is in developing countries, most notably China. In 2008, the Silicones division’s revenues from sales in China grew by approximately 6% compared to 2007. At the end of the second quarter of 2008, our 18,000 metric-ton capacity silicone finishing plant in Nantong, China commenced operations. This facility complements our current presence in the region and is expected to generate further growth in China. The new plant is expected to produce materials for the electronics, furniture, textiles, bedding, adhesives, personal care, agriculture and healthcare end-market, making us one of the first silicone producers with a large presence in the Chinese specialty silicones end-market. Additionally, in April 2007, we entered into a joint venture for the construction and operation of a new siloxane manufacturing facility in Jiande, China, which we expect to start up in 2010.

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

Implement Strategic Cost and Working Capital Reduction Initiatives to Drive Free Cash Flow. We have completed and are currently implementing a number of projects aimed at increasing our margins through cost reduction and efficiency improvements. The programs started in 2008 are expected to achieve annualized cost savings of approximately $80.0 million when completed, of which approximately $36.0 million was achieved in 2008. The program savings were primarily in selling, general and administrative expenses, indirect expenses, material productivity and facility rationalization. In total, since the Acquisition in 2006, we have achieved annualized cost savings of over $105.0 million. Furthermore, so far in 2009, we have announced cost-cutting and restructuring plans expected to achieve annualized cost savings of approximately $55.0 million when completed, of which approximately $35.0 million will likely be realized in 2009. In addition, we anticipate taking further restructuring measures later in 2009 related to workforce restructuring, reduction of indirect costs and facility rationalization, which may result in significant additional savings. We have also achieved significant reductions of operating working capital (trade receivables plus inventories less trade payables) in 2008 of approximately $130.0 million, for a total of approximately $300.0 million since the acquisition. We expect to continue to generate cash through operating working capital reductions in 2009.

The Acquisition

Momentive Performance Materials Inc. was incorporated in Delaware on September 6, 2006. Prior to November 21, 2006, Momentive Performance Materials Inc. was known as Nautilus Holdings Intermediate Corp. On December 3, 2006, the Momentive Group acquired GE Advanced Materials, an operating unit within the Industrial Segment of GE, pursuant to the terms of the Stock and Asset Purchase Agreement between Holdings and GE dated as of September 14, 2006. The purchase price for GE Advanced Materials was approximately $3.78 billion, including certain purchase price adjustments paid in August 2007. The purchase price consisted of cash and the issuance to GE of (i) 10% of the common equity of our parent company, Holdings; (ii) warrants to acquire an additional 3% of Holdings common equity; (iii) a senior discount note with a stated principal amount of $400 million and (iv) a purchase price adjustment equal to approximately $62.0 million paid in August 2007.

Holdings and Momentive were formed by affiliates of Apollo Management, L.P. (“Apollo”) for the purpose of consummating the Acquisition. In connection with the Acquisition, we issued $3,031.2 million of debt, consisting of $50.0 million under the revolving credit facility, $1,053.1 million under two term loans (one of which is denominated in euros) and $765.0 million of senior notes, $300.0 million of senior toggle notes, $363.1 million of Euro senior notes and $500.0 million of senior subordinated notes (collectively, the “original notes”). In addition to the above financing, affiliates of Apollo contributed $453.15 million and GE contributed $50.35 million of equity to our parent company.

In January 2008, we consummated an exchange offer whereby we exchanged the original notes for an equal principal amount of senior notes, senior toggle notes, Euro senior notes and senior subordinated notes registered under the Securities Act of 1933, as amended (collectively, the “notes”). These notes are substantially identical to the original notes, except that the notes will not be subject to transfer restrictions or entitled to registration rights.

For comparison purposes, the financial information for the years ended December 31, 2008 and 2007 are presented on a consolidated basis, the year ended December 31, 2006, is presented on a combined basis, consisting of the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006. We use different bases and accounting methods than our predecessor.

Our Business Segments

Silicones

We are one of the world’s largest producers of silicones and silicone derivatives, manufacturing a wide range of high-performing elastomers, sealants, coatings and fluids. Product families within our silicones business include specialty fluids (textiles, personal care, home care, agriculture and oil and gas applications), resins and silanes (tires, additives for coatings, masonry water repellents and protective coatings for plastics and rubber), elastomers (healthcare and automotive applications), room temperature vulcanizing products (adhesives and sealants), urethane additives (polyurethane foam additives) and general consumer and construction sealants. Silicones are used in product formulations primarily due to two distinguishing factors: (1) their high degree of inertness (i.e., resistance to heat, electricity and chemical reactions); and (2) their ability during manufacturing to greatly modify their viscosity, enabling production of end-products with a significant variation in levels of lubricity or adhesion. Silicones are developed using separate finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.

Silicones comprises of both specialty and core products. Core products consist of a variety of elastomers, fluids and silanes that have more standardized specifications than our specialty products. These products are often sold to other silicone formulators, who upgrade them through further processing or mixing with other materials. Core products are sold to virtually every silicone and silane end-market, including personal care, construction, automotive, cable and wire and electronic end-markets. Core products require lower sales force dedication, less application development and minimum technology investment as compared to our specialty products. Core products represented approximately 29% of Silicones revenues for the fiscal year ended December 31, 2008 compared to 30% in 2007.

For the fiscal year ended December 31, 2008, our Silicones division generated revenues of $2,383.3 million compared to $2,264.3 million and $2,144.9 million for the fiscal years ended December 31, 2007 and 2006, respectively.

Product Portfolio

Our silicones product portfolio consists primarily of the segments set forth below. Our product classifications were modified in 2008 and, as a result, the percentage of revenues generated by each product segment has been adjusted accordingly.

•

Fluids. Fluids products are co-polymers, elastomer gel networks, high-performance antifoams and emulsions. Silicone fluids exhibit low surface tension, excellent gloss, excellent sensory, softening and conditioning properties, good thermal stability and excellent viscosity over a wide temperature range, which permits usage in a number of applications. Fluids are used primarily in the personal care, home care and auto care, textiles, oil and gas and agriculture end-markets and are sold under the Magnasoft, Sagtex, Formasil, Silwet, Silshine, Tospearl and Velvesil brands. Fluids products represented approximately 23% of Silicones revenues for the fiscal year ended December 31, 2008 compared to approximately 22% in 2007.

•

Silanes and Resins. Silane and resin products are primarily used as components in specialty coating applications where improved performance is desired. Resins are used as the binder in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally restricted to situations where required performance characteristics, such as high-temperature resistance or good weathering, are beyond the scope of traditional materials. Our Tospearl resins are also used as light diffusion aids in LCD screens and as slip agents in plastic packaging materials. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. Silane and resins products are sold into a diverse range of end-markets, including aerospace, construction, coatings and ink, paint, paper, adhesives, electronics, motor vehicles, sealants and plastics. We sell specialty resins brands including Tospearl, Silprint, Silblock and Anchorsil. Silanes brands include Silquest, CoatOSil, NXT, XL-Pearl and Silcat. Silane and resin products represented approximately 12% of Silicones revenues for the fiscal years ended December 31, 2008 and 2007.

•

Specialty Coatings. Specialty coatings products are fully formulated solutions designed to enhance performance and drive productivity in various applications. Performance attributes include high-temperature resistance, abrasion resistance, pressure sensitive adhesion or release and weatherability. Coatings products are sold into a diverse range of end-markets, including construction, tape and label, adhesives, electronics and automotive. Specialty coatings brands include SilForce, Silgrip, Silblock, Baysilone, and Anchorsil. Specialty coating products represented approximately 8% of Silicones revenues for the fiscal year ended December 31, 2008 compared to 7% in 2007.

•

Elastomers. Silicone elastomers are blends of silicone polymers and various fillers and include solid and liquid elastomers. Favorable performance characteristics include a broad temperature range, excellent resistance to weathering, low toxicity, good electrical insulation properties and acoustical damping qualities. Silicone elastomers are used in the production of a variety of products, including gaskets, seals, hoses and tubing, as well as numerous consumer items. Elastomers products are used primarily in the healthcare, consumer products and automotive end-markets and are sold under the Tufel, Ultra Tufel, Silplus, LSR / LIM, Silopren, and Addisil brand names. Elastomers products represented approximately 18% of Silicones revenues for the fiscal years ended December 31, 2008 and 2007.

•

Room Temperature Vulcanization (“RTV”). RTV products consist of highly engineered gels, greases, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include TSE SilCool, InvisiSil and SnapSil brand names. RTV products represented approximately 23% of Silicones revenues for the fiscal years ended December 31, 2008 and 2007.

•

Urethane Additives. Urethane additive products include silicone surfactants that are used for stabilizing polyurethane foam and blow, gel, balanced amine and catalysts used in polyurethane-foam reaction. Polyurethane foam applications include furniture, bedding, auto interior, appliances, construction and footwear. Urethane additive products are sold under the Niax brand. Urethane additive products represented approximately 10% of Silicones revenues for the fiscal years ended December 31, 2008 and 2007.

•

Consumer Sealants and Adhesives. Consumer sealants and adhesives products are used by homeowners, builders and contractors for a variety of projects throughout the home including increasing energy efficiency, reducing the damaging effects of moisture and protecting the home from pollen, pollution and pests. These products are also used in new and remedial applications for large-scale commercial building projects. We have an exclusive royalty-free right to use the GE brand name for these products through December 3, 2013, with a five-year renewal option that would require payment of royalties. We offer the market’s most complete line of GE-branded silicone sealants and multiple-use adhesives sold through North America’s three largest retailers. Our consumer sealants and adhesives products are also sold under the Lighthouse and VIP brands and various private labels for a number of hardware and paint retailers. Consumer sealant and adhesive products represented approximately 5% of Silicones revenues for the fiscal years ended December 31, 2008 and 2007.

End-Markets and Applications. The physical properties of silicones, such as weather-ability, longevity and tolerance to a wide temperature range, make them versatile products with broad commercial applications. In the building and construction industry, silicone sealants and caulks are used to seal expansion and control joints in pre-cast exterior concrete panels and metal curtain walls, as well as in siding, window and door perimeters. In the transportation industry, silicones are used in a variety of OEM and aftermarket applications. In the electronics industry, silicones’ tolerance to high temperatures give them a considerable advantage relative to other, traditional materials in a variety of computers and electronics manufacturing applications. In the personal care industry, silicones are used in consumer goods such as hair care and shaving products, antiperspirants and deodorants, cosmetics and shower and bath products. In the healthcare industry, silicones are used in medical equipment, as well as in surgeries and other general medical procedures. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are vulnerable to economic cycles but also allows us to explore new applications for our products in high-growth industries.

Customers. Our Silicones division had sales to more than 11,000 different customers in 2008 in a variety of industries. In 2008, our top 20 customers accounted for less than 20% of our total revenues in the Silicones division, and no single customer accounted for more than 3% of total revenues in the Silicones division. We have maintained long-standing relationships with many of our customers. For example, we have served one of our largest customers, The Home Depot, Inc., for over 20 years.

Key Raw Materials.

•

Silicon Metal. Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include Becancour, Globe, Elkem Norway, Liasa, Itochu and other smaller vendors located around the world. Our U.S. and European silicon metal contracts typically are for one year with fixed prices typically determined on an annual basis.

•

Siloxane. Siloxane is a key intermediate required to produce the silicones polymer. We produce siloxane for our internal use in Waterford, New York; Leverkusen, Germany and Ohta, Japan. We source approximately 84% of our siloxane from our own internal production and the majority of the remainder from an existing off-take agreement with Asia Silicones Monomer Limited (“ASM”) at a cost-plus pricing formula. In connection with the Acquisition, Holdings and our subsidiary, Momentive Performance Materials (Thailand) Ltd., formerly known as GE Toshiba Silicones Thailand Ltd., entered into a 20-year supply arrangement with GE and GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., to obtain a supply of siloxane from ASM or an alternative source in certain circumstances. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

•

Methanol. Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Methanex, MHTL and Saudi Basic Industries Corporation (formerly GE Plastics, referred to herein as “SABIC”). We typically enter into monthly or quarterly contracts for methanol.

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

Our Quartz division’s products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from microchip makers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 59% of our Quartz division’s revenue for the fiscal year ended December 31, 2008 compared to 60% for 2007 and 62% in 2006. For the fiscal year ended December 31, 2008, our Quartz division generated revenues of $255.9 million compared to $273.5 and $269.2 million for the fiscal years ended December 31, 2007 and 2006, respectively.

Customers. Our Quartz division had sales to over 1,600 different customers in 2008 in a variety of industries. In 2008, our top 20 customers accounted for 54% of total revenues of the Quartz division, and the largest customer accounted for approximately 6% of total revenues of the Quartz division.

Raw Materials. Naturally occurring quartz sand is the key raw material for fused quartz products. The natural quartz sand market is dominated by the Unimin Corporation, which owns the Harris and Hawkins District mine in North Carolina. This is substantially the only mine in the world currently identified as having the high quality quartz sand required for semiconductor quartz fabrication and is believed to maintain approximately 20 years of proven reserves.

Because Unimin controls more than 90% of this market, they exercise significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have been approximately 3-5% per year. We expect price increases in this historical range to continue, and we periodically evaluate other quartz sand sources around the world.

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

Intellectual Property

We own or have licenses to use a large number of patents relating to our products and processes. We currently have the right to utilize approximately 1,000 active patents in the United States, approximately 2,600 active patents in the other countries of the world and approximately 2,400 pending patent applications worldwide. While the remaining durations of these patents range from less than one year to almost twenty years, the portion of the portfolio dealing with our new products comprises patents with durations of fourteen to twenty years. We also have the right to utilize approximately 100 registered U.S. trademarks protecting our products, with counterpart registrations in commercially significant non-U.S. countries. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademark applications and trademarks relating to our Velvesil, Silwet, Silsoft, Spur, and NXT brands, technologies and products are considered material to our business. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

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

Financial Information for Segments and Geographical Areas

For information regarding revenues from external customers, measures of profit or loss and total assets by segment and revenues from external customers and net long-lived assets by geographic area, see Note 18 to our Consolidated and Combined Financial Statements.

Research and Development

Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2008 and 2007, the period from December 4, 2006 to December 31, 2006 and the period from January 1, 2006 to December 3, 2006, we spent $75.7 million $78.6 million, $7.4 million and $72.8 million, respectively, on research and development. These annual research and development expenditures equaled approximately 3% of the prior year’s revenues. In connection with the Acquisition, we acquired approximately $52.0 million of in-process research and development, which was expensed immediately.

Seasonality

We do not experience significant seasonality of demand, although sales are generally slightly higher during the second and fourth quarters due to increased industrial activity.

Backlog

Due to the relatively small number of backlogged orders, we do not believe information on backlog of orders is material to an understanding of our business.

Employees

As of December 31, 2008, we had 4,795 employees. Approximately 60% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements.

****

Our headquarters are located at 22 Corporate Woods Blvd., Albany, New York 12211 and our general telephone number is (518) 533-4600. We maintain an Internet site at http://www.momentive.com. Our website address is provided as an inactive textual reference. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report.

ITEM 1A.	RISK FACTORS

Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties affecting our Company are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition or results of operations. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt-service payments.

We have a substantial amount of long-term indebtedness. As of December 31, 2008, we had $3,233.1 million of outstanding long-term indebtedness (including payments due within the next twelve months). Based on the amount of indebtedness outstanding at December 31, 2008, our annualized cash interest expense is approximately $248.2 million based on current interest rates, of which $198.8 million represents cash interest expense on fixed-rate obligations. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms, or at all, which could cause us to default on our obligations and may impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, our interest expense would increase if interest rates increase because certain of our indebtedness, including borrowings under our senior secured credit facility, is at variable rates of interest. Assuming the amount of our variable rate indebtedness remains the same after taking into consideration the interest rate swap described in “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk”, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our fiscal 2009 estimated debt-service requirements by approximately $9.7 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

If we do not have sufficient earnings or cash flows, we may be required to refinance all or part of our existing debt, sell assets, borrow money or sell securities, none of which we can guarantee we will be able to do.

Restrictive covenants under our senior secured credit facility and indentures may adversely affect our operations.

The credit agreement governing our senior secured credit facility and the indentures governing the notes contain, and any future indebtedness we incur would likely contain, a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our stockholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a “Senior Secured Leverage Ratio” below a specified level. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined) to trailing twelve-month EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. At December 31, 2008, we were in compliance with the senior secured leverage ratio covenant, the other covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes. If weak demand stemming from the global economic downturn continues throughout 2009 and we experience sufficient declines in sales and EBITDA for which we cannot compensate with restructuring or business optimization initiatives, however, we may have difficulty complying with our senior secured leverage ratio covenant in the future.

A failure to comply with the covenants contained in our senior credit facility, the indentures governing the notes or our other existing indebtedness could result in an event of default under the facilities or the existing agreements which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations.

A breach of our senior secured leverage ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the credit agreement, our parent company, Holdings, has the right but not the obligation to cure such default through the purchase of additional equity in the Company in up to three of any four consecutive quarters. If a breach of the senior secured leverage ratio covenant is not cured or if any other event of default under our senior secured credit facility occurred, the lenders under the credit agreement:

•	would not be required to lend any additional amounts to us;

•

could elect to declare all borrowings outstanding under the revolving credit facility, together with accrued and unpaid interest and fees, to be due and payable and could demand cash collateral for all letters of credit issued thereunder; and/or

•

could elect to declare all borrowings outstanding under the term loan facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued under the synthetic letter of credit facility (provided, however, that if triggered by a breach of the senior secured leverage ratio covenant, certain other conditions are met);

all of which could result in an event of default under the notes.

If the indebtedness under our senior credit facility or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full and our lenders could foreclose on our assets. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms or at all.

Our subsidiary’s anticipated breach under its loan agreement with China Construction Bank may lead to the acceleration of approximately $60 million of debt by May 30, 2009, which would negatively affect our liquidity.

Our wholly-owned subsidiary, Momentive Performance Nantong Co., Ltd. (“MPM Nantong”), has borrowings of approximately $60 million outstanding from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. MPM Nantong expects to be in breach of a financial covenant under its loan agreement with the China Construction Bank on April 30, 2009. The financial covenant is based on a measure of MPM Nantong’s free cash flow in calendar year 2008 and is tested upon delivery of MPM Nantong’s audited financial statements for the year ended December 31, 2008, which are required to be submitted no later than April 30, 2009. Under the terms of the loan agreement, China Construction Bank could require accelerated payment of the loan if MPM Nantong is in breach of a financial covenant and it is not cured within 30 days after notice from China Construction Bank. If China Construction Bank provides notice and accelerates the loan, we may be required to repay the outstanding loan balance in full, refinance the loan through another lender or choose another available alternative. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms or at all. In the event that we repay the loan balance in full, our liquidity would be negatively affected. A breach or acceleration under the loan agreement with China Construction Bank would not trigger any cross default provisions under our senior secured credit facility and indentures.

The recent global financial crisis and economic slowdown could continue to negatively affect our business, results of operations and financial condition.

The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the global financial crisis and resulting economic slowdown on our business, including lower overall demand, insolvency of suppliers resulting in product delays;

inability of customers to obtain credit to finance purchases of our products, payment delays by customers and/or customer insolvencies; more onerous credit and commercial terms from our suppliers; delays in accessing our current credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and an inability of one or more of the financial institutions included in our syndicated revolving credit facility to fulfill their funding obligations. Any further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

Changes in pricing or supply of silicon metal may adversely affect the results of our operations.

Our Silicones business is highly dependent upon access to silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. For example, there are only two significant silicon metal suppliers in North America. Silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the United States Department of Commerce and the International Trade Commission against producers of silicon metal in China, Russia and Brazil effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. In late 2006, the ITC revoked anti-dumping duties against Brazilian producers. We cannot predict whether additional restrictions may be imposed in the future, which may result in reduced supply of silicon metal or further increases in silicon metal prices. We generally enter into one-year or short-term fixed-price contracts for the supply of silicon metal in the Americas and Europe and cannot assure investors that we will be able to renew our current contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of silicon metal, the loss of a key source of supply or any delay in the supply of silicon metal could result in a material adverse effect on our business. See “—Recent or new regulations may increase our compliance costs and reduce our ability to compete in certain markets.”

Changes in the pricing, supply or regulation of intermediates such as siloxane may adversely affect the results of our operations.

Our Silicones business relies heavily on siloxane as an intermediate product. We manufacture approximately 84% of our siloxane requirements and purchase the remainder from ASM under an existing off-take agreement. There are a limited number of third-party siloxane providers, and the supply of siloxane is limited. If we were unable to produce enough siloxane to meet our requirements or if GE, GE Monomer (Holdings) Pte. Ltd. (formerly GETOS Singapore Pte. Ltd.), or ASM failed to perform under our off-take or long-term supply agreements to provide us with siloxane in Asia to meet our requirements, our results of operations could be adversely affected. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006, the Ministry of Commerce of the People’s Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. We cannot predict any future actions by China’s Ministry of Commerce or other government or regulatory bodies that may reduce the supply of siloxane or increase our costs, which may adversely affect the results of our operations.

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

Any rise in energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.

Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. The costs of these resources can vary widely and unpredictably. Our energy costs represented approximately 7% of our total cost of sales for the fiscal years ended December 31, 2008, 2007 and 2006. Energy costs have fluctuated greatly over the past several years due to volatility in the prices of oil and natural gas. As a result of the increases in energy prices in 2008 and 2007, our operating expenses increased in 2008 and 2007 and will increase if prices of oil and natural gas rise. Increased energy prices may also result in greater costs for our raw materials. If we cannot pass these costs through to our customers, our profitability may decline. In addition, any rise in energy prices may also negatively affect our customers and the demand for our products.

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

In 2008, approximately 69% of our revenues originated outside the United States compared to 67% in 2007. In our consolidated and combined financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.

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

Our Sponsors, together with our management, beneficially own substantially all of the common equity of Holdings, which owns 100% of our common equity. As a result, our Sponsors control our ability to enter into any corporate transaction and can prevent any transaction that requires the approval of equity holders, regardless of whether the holders of our notes believe that any such transactions are beneficial to their interests. For example, our Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or senior to the senior subordinated notes or to sell revenue-generating assets, impairing our ability to make payments under the notes. Additionally, Apollo is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of the equity of Holdings, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions. Because our equity securities will not be registered under the securities laws of the United States or in any other jurisdiction and are not listed on any U.S. securities exchange, we are not subject to certain of the corporate governance requirements of U.S. securities authorities or to any corporate governance requirements of any U.S. securities exchanges.

We may be required to expend greater time and expense than other companies in dealing with our employees, some of whom are unionized, represented by works councils or subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2008, approximately 60% of our employees were unionized or represented by works councils that have collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. These employment rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including salaries and benefits. While we believe that we maintain good relationships with our employees and their representatives, a significant dispute could divert management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.

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

Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations, including those governing emissions to air, discharges to waters, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, and employee health and safety matters and those requiring permits, licenses, or other government approvals necessary for specified operations or activities. In addition, we are required to maintain, and may be required to obtain in the future, one or more environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world. Compliance with environmental, health and safety laws and regulations, and maintenance of permits can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws, regulations or permit requirements. We therefore cannot assure investors that our costs of compliance with current and future environmental, health and safety requirements will not be material.

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

Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Commission enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers, and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. When fully implemented, REACH may result in significant adverse market impacts on the Momentive chemical products sold, used, or distributed in the European Union. Momentive may also incur significant costs in complying with REACH. If we fail to comply with REACH or other similar laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.

Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental, health, and safety impact. The list of products being reviewed includes several chemicals sold by Momentive. Momentive is part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit Momentive’s ability to sell the affected chemicals in Canada. As part of this initiative, the Canadian Ministry of Environment has recommended promulgation of regulations that would limit the discharge into the environment of two chemicals substances manufactured by Momentive. These regulations may include limitations on the import into Canada, or the use in Canada, of Momentive’s products containing these chemical substances.

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

We sponsor various pension plans worldwide. All of our non-U.S. defined benefit plans are underfunded, except for the German plans, which are unfunded. Our non-U.S. defined benefit pension plans are underfunded in the aggregate by approximately $84 million as of December 31, 2008, which has been recorded as a liability in the Company’s consolidated financial statements in accordance of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). In 2009, we expect to contribute approximately $3.3 million to the non-U.S. defined benefit pension plans, which will be sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.

We assumed certain pension obligations from GE for our U.S. employees of approximately $43.8 million. These obligations were underfunded as of December 31, 2008. We established our pension plan for U.S. employees in August 2007. The pension obligations assumed from GE and those arising from subsequent employee service will be administered under this plan. Our U.S. defined benefit pension plans are underfunded in the aggregate by approximately $39.9 million as of December 31, 2008, which has been recorded as a liability in the Company’s consolidated financial statements in accordance of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). We intend to meet the minimum funding requirements in 2009 for our U.S. defined benefit pension plans of approximately $13.7 million by October 2009.

In the future, if the performance of assets in the funded plans does not meet our expectations, our cash contributions for these plans could be higher than we expect, which could have an adverse effect on our financial condition and liquidity.

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

We have not yet realized all of the cost savings we expect to achieve as a result of our current strategic initiatives related to workforce restructuring and reduction of indirect costs, and may not be able to realize such cost savings. For a more detailed description of these cost saving measures, see “Business—Our Strategy.” A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:

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

We have completed our initial documenting and testing of our internal control procedures based on the requirements of Section 404 of the Sarbanes-Oxley Act on a stand-alone basis. As part of GE, we operated using GE’s internal control procedures. As a stand-alone entity, certain adjustments to our internal control procedures have been made and may be required in the future. This process may be time-consuming or costly. If we fail to achieve and maintain an effective internal control environment, it could have a material adverse effect on our business.

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

GE and Holdings are parties to a trademark license agreement that granted us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights will extend for an initial term of seven years, commencing from December 3, 2006, with a one-time option that will allow us to renew the license for an additional five-year period, subject to certain terms and conditions. We also retained the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we will not be able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.” While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth our manufacturing facilities and research centers as of December 31, 2008:

Location	Real Property Interest	Segments in Which Property is Used

Americas
Waterford, NY	Owned	Silicones
Tarrytown, NY (2)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Pickering, Canada	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Neth.	Leased	Silicones
Lostock, U.K.	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Bangalore, India (2)	Leased	Silicones
Geestacht, Germany	Owned	Quartz

Asia Pacific
Nantong, China	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Shanghai, China	Leased	Silicones
Shenzhen, China (1)	Owned	Silicones
Songjiang, China	Leased	Silicones
Kobe, Japan (2)	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Owned	Quartz

(1)	The building is owned by an entity that is 51% owned by Momentive following the Acquisition. The remaining 49% is owned by a Chinese partner.
(2)	Technology research center.

We believe that our property and equipment are well maintained, in good operating condition and adequate for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

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

The New York State Department of Environmental Conservation (“NYSDEC”) has alleged that our Waterford, NY facility has previously failed to comply with certain environmental requirements, including requirements for management and treatment of hazardous waste. We have self-disclosed several of the alleged potential noncompliances and we are cooperating with the NYSDEC in their investigation. NYSDEC may assess a monetary penalty for some or all of these alleged noncompliances.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for any class of the common equity of the Company or Holdings.

Holders

The number of stockholders of record of the Company as of March 9, 2009 was 1. The number of stockholders of record of Holdings as of March 9, 2009 was 74.

Dividends

The Company has never declared or paid any cash dividends.

The payment of any cash dividend on our common stock is considered a restricted payment under our credit facilities and the indentures governing our notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including financial tests and the absence of any default.

Recent Sales of Unregistered Securities

During fiscal year 2008, pursuant to the Holdings 2007 Long-Term Incentive Plan, Holdings sold to certain of the directors, officers and employees of the Company approximately 1,372 shares of Holdings common stock at a price per share of $131, the fair market value of the stock determined in accordance with Long-Term Incentive Plan at the time of sale. These sales were deemed exempt from registration under the Securities Act in reliance on and in accordance with Rule 701 as promulgated under the Securities Act. All Holdings common stock purchased by the directors, officers and employees are subject to restrictions on transfer, repurchase rights and other limitations set forth in our securityholders agreement. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

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

The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the period from December 4, 2006 to December 31, 2006 and combined statement of operations data for the period from January 1, 2006 to December 3, 2006; the consolidated balance sheet data as of December 31, 2008 and 2007 and 2006 have been derived from our audited consolidated and combined financial statements of Momentive Performance Materials Inc. and its predecessor GE Advanced Materials.

		Successor		Predecessor	Combined Successor and Predecessor Year ended December 31, 2006 (1)
(Dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from
			December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006
Statement of Operations Data:
Net sales	$2,639.2	$2,537.8	$246.1	$2,168.0	$2,414.1
Cost of sales, excluding depreciation	1,837.8	1,653.1	185.2	1,397.6	1,582.8

Gross profit	801.4	884.7	60.9	770.4	831.3

Selling, general and administrative expenses	422.6	389.2	26.0	381.2	407.2
Depreciation and amortization expenses	237.4	294.6	26.9	153.4	180.3
Research and development expenses	75.7	78.6	7.4	72.8	80.2
In-process research and development	—	—	52.0	—	52.0
Restructuring and other costs	44.8	40.1	0.2	10.6	10.8
Goodwill impairment charge	857.5	—	—	—	—

Operating income (loss)	(836.6)	82.2	(51.6)	152.4	100.8
Other income (expenses)
Interest expense, net	(277.0)	(281.6)	(21.6)	(11.8)	(33.4)
Other income (expense), net	5.5	(20.0)	0.0	(4.7)	(4.7)
Minority interests	0.5	(0.1)	(0.1)	(43.9)	(44.0)

Income (loss) before income taxes	(1,107.6)	(219.5)	(73.3)	92.0	18.7

Income taxes (benefit)	(110.5)	34.8	(2.7)	58.3	55.6

Net income (loss)	$(997.1)	$(254.3)	$(70.6)	$33.7	$(36.9)

Balance Sheet Data (at period end):
Cash and cash equivalents	$340.5	$249.1	$198.0
Working capital (2)	550.6	589.2	741.0
Property and equipment, net	1,225.3	1,249.2	1,468.8
Total assets	3,584.4	4,447.2	4,418.2
Total debt (3)	3,239.8	3,078.1	2,972.6
Total shareholder's equity (deficit)	(545.0)	318.6	576.8

Cash Flow Data:
Operating activities	$77.0	$301.5	$100.6	$(201.2)	$(100.6)
Investing activities	(149.1)	(240.1)	(3,726.1)	(243.7)	(3,969.8)
Financing activities	170.3	22.8	3,799.0	39.7	3,838.7

Other Financial Data:
Capital expenditures	139.5	176.9	21.7	148.3	170.0
Maintenance capital expenditures (4)	45.0	56.2	8.3	54.8	63.1
Ratio of earnings to fixed charges (5)	(2.8)	0.3	(2.2)	1.9	1.1

(1)	For comparison purposes, the financial information for December 31, 2008 and 2007 are presented on a consolidated basis; the year ended December 31, 2006, is presented on a combined basis, consisting of the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006. The Predecessor and Successor use different bases and accounting methods.
(2)	Working capital is defined as current assets net of current liabilities.
(3)	Total debt includes short-term borrowings, current installments of long-term debt, current installments of obligations under capital leases, long-term debt and obligations under capital leases.
(4)	Includes maintenance and environmental, health and safety capital expenditures, which amounts are also included in total capital expenditures.
(5)	For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expenses that management believes is representative of the interest component of rental expense. For the fiscal year ended December 31, 2008 and 2007 and for the period from December 4, 2006 to December 31, 2006, earnings were insufficient to cover fixed charges and there was a deficiency of $1,107.6, $219.5 and $73.3, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the Transactions as well as the period from December 4, 2006 to December 31, 2006 and fiscal years ended December 31, 2007 and 2008, which are subsequent to the Transactions. For comparison purposes, the results of operations and cash flows information for the years ended December 31, 2008 and 2007 are presented on a consolidated basis; the results of operations and cash flows information for the year ended December 31, 2006, are presented on a combined basis, consisting of the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006. The Predecessor period does not reflect the impact of the Transactions. You should read the following discussion of our results of operations and financial condition with the audited consolidated and combined financial statements and related notes included elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”

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

For example, our historical financial statements presented herein include expenses for certain corporate services provided to us by GE, including:

•

General corporate assessments. Prior to the Acquisition, a significant portion of our selling, general and administrative expenses include costs attributable to services that had been performed by GE, or by third party providers made available to us by GE, and charged to us by GE in the form of periodic assessments. These costs were primarily related to corporate functions such as accounting, tax, treasury, payroll and benefits administration, risk management, legal, and information management and technology. The expenses of the corporate services provided to us by GE or by these third party providers were historically allocated to us based on various methods, including direct consumption, percent of operating costs and number of employees. Expenses for such corporate services included in our selling, general and administrative expenses totaled $57.6 million for the period January 1, 2006 through December 3, 2006. We were also historically charged for use of certain of GE’s research and development facilities and capabilities, which were included in research and development expense. Following the close of the Transactions, we were in a period of transition during which many of these services continued to be provided by GE and the successor to GE’s Plastics business pursuant to a transition services agreement. Some of these services also continued to be provided in 2008. See “Transition Services Agreement” in Item 13, “Certain Relationships and Related Transactions, and Director Independence.” During this transition period, we paid GE for the provision of some of these services.

•

Employee benefits and incentives allocation. Our costs include certain GE administered benefits programs for U.S. employees and global management incentives for employees. We began providing similar benefit programs for U.S. employees effective January 29, 2007.

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

Our Silicones business has a diversified revenue base across a variety of end-markets, which has historically reduced our vulnerability to macroeconomic trends. Furthermore, our Silicones products are often used in niche applications that represent a small portion of our customers’ material costs. Our Quartz business is more directly affected by the growth of a small number of industries and generally follows trends in those industries. As a result of the global economic slowdown during the fourth quarter of 2008, however, we experienced a year-over-year decline of approximately 16% in sales at our Silicones business with declines across a majority of our end markets. Our Quartz business experienced a sales decline in the fourth quarter of 2008 of approximately 18%, primarily as a result of the continuation of the cyclical downturn in demand for semiconductor capital goods exacerbated by the general economic slowdown.

We have a global sales presence with 36%, 35% and 29% of our 2008 revenues compared to 38%, 34% and 28% of our 2007 revenue generated in the Americas, Europe and Asia, respectively. The diversity of the customer base coupled with our strategy of growing our sales of high value specialty products generally enhances the stability of our revenues. With respect to the Silicones business, over time, we have migrated our product mix towards more specialty formulations, which historically have tended to be somewhat insulated from economic downturns. With respect to our Quartz business, selling prices are relatively stable due to the high value, technology content of our applications.

Cost of Sales, excluding Depreciation. The principal components of our cost of sales are raw materials, labor and energy costs. The cost of silicon metal comprised approximately 24% of our total raw material costs of Silicones’ manufacturing processes in 2008. The spot market price of silicon metal was at an all time high in 2008 but declined during the last quarter of the year. We expect our contracted silicon metal costs to be higher in 2009 compared to last year. Methanol comprised approximately 10% of our total raw material costs in our Silicones’ manufacturing processes in 2008. The price of methanol peaked during the first quarter of 2008 and retreated during the remainder of 2008. We expect methanol prices to further decline in 2009 due to the economic slowdown and resulting reduction in demand, most notably in construction that uses a methanol by-product, formaldehyde, in the manufacture of plywood and particle board. We believe improved supply from existing factories and the start up of two new global methanol plants in 2008 may also lead to downward price pressure. Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from primarily one supplier, Unimin Corporation. The price we pay for quartz sand under our contract with Unimin has been increasing on a yearly basis. Because Unimin controls more than 90% of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have been approximately 3-5% per year and we expect a similar increase in 2009. Our other primary raw material inputs range from platinum to hydrochloric acid with no other single raw material accounting for a material portion of our total raw material costs.

The other significant components of our cost of sales are labor (which includes wages, salary, and benefit expenses attributable to our plant personnel) and energy. Our labor costs are primarily driven by resource levels and local wage structures along with inflation and represented approximately 11% of our cost of sales for 2008. Plant employees at a non-managerial level are primarily unionized or represented by work councils. Our energy costs represented approximately 7% of our cost of sales for 2008. Energy costs include the cost of natural gas and electricity that are used to convert raw materials to finished goods in our production processes. As a part of our natural gas hedging program, we entered into natural gas swap agreements in the U.S. during the first quarter of 2009 to limit our exposure to a portion of our costs for natural gas in the U.S. in 2009 and early 2010. The results of any hedging transactions we enter into could be positive, neutral or negative in any period depending on the price changes in the hedged exposures.

We have successfully completed and continue to pursue various cost reduction initiatives focused on the efficiency of our production processes and control of labor costs. Examples of cost reduction projects include: energy conservation, yield improvements, sourcing through low cost countries, overtime reduction, and other labor efficiency.

Selling, General and Administrative Expenses. The principal components of our selling, general and administrative expenses are wages and benefits for salaried personnel around the world relating to a variety of functions, other than research and development. Selling, general and administrative expenses include (1) commercial, marketing, advertising, finance, administration, travel and entertainment expenses and (2) depreciation and amortization of property, plant and equipment. Up to December 3, 2006, selling, general and administrative expenses have also included a portion of the costs that have been allocated to us for corporate services provided by GE. These costs equaled 10% of our total selling, general and administrative expenses in 2006. Selling, general and administrative expenses also include payments we make in connection with many of the transition services that GE provides us under the transition services agreement. These expenses totaled $2.8 million and $14.3 million in 2008 and 2007, respectively. See “Transition Services Agreement” in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Research and Development Expenses. In 2008 and 2007, we have spent an amount equal to approximately 3% of prior year’s revenues on research and development, respectively. Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we expect will lead to new products.

Other Income (Expense). Other income (expense) primarily includes interest income and expense, realized and unrealized gains and losses on foreign currency forward contracts and expense attributable to minority interest. Prior to the Transactions, as a part of GE, we partially funded our operations through inter-company loans from GE and a limited amount of third-party indebtedness. Since the completion of the Transactions, we have a significant amount of third-party indebtedness and substantial debt service requirements that has resulted in significantly higher interest expense.

Currency Exchange Rates. A significant portion of our revenues and expenses are denominated in non-U.S. currencies. Revenues and expenses are translated using rates of exchange in effect during the period. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. As a result, changes in the relative values of U.S. dollars, euros and other currencies affect revenues and profits as the results are translated into U.S. dollars in the consolidated financial statements. Unrecognized gains and losses from currency translation are included in shareholder’s equity.

Critical Accounting Policies

Our principal accounting policies are described under note 2 of the Notes to the Consolidated and Combined Financial Statements (Summary of significant accounting policies) included in Exhibit 1 herein. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

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

Goodwill and Other Intangible Assets. Our intangible assets with estimable useful lives of up to 20 years are amortized using the straight-line method. Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment. SFAS No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill when impaired. This assessment requires us to estimate the fair market value of our reporting units. If we determine that the fair values of our reporting units are less than their carrying amounts, absent other facts to the contrary, we must recognize an impairment charge for the associated goodwill of the reporting unit against earnings in our consolidated financial statements. Based on the guidance provided by SFAS No. 142, we have determined the existence of two reporting units, Silicones and Quartz.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting unit and the effects of changes in circumstances affecting this valuation, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.

Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for our reporting units, we use a combination of a discounted cash flow model and a market multiple model, both weighted equally. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Management must also select a representative sample of peer companies to also incorporate into the analysis. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of the reporting unit and affect the recorded balance of goodwill. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results and the balance of goodwill in the future could be affected by impairment charges.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. Deferred tax assets are subject to valuation allowances based upon management’s estimates of realizability.

For the period from January 1, 2006 to December 3, 2006, our domestic operations were included in GE’s consolidated U.S. and certain state and local tax returns through December 3, 2006 and have been aggregated for purposes of our combined financial statements as if we were filing a separate consolidated U.S. tax return. GE also filed non-U.S. income tax returns for certain of our foreign operations. For that period, the tax provision for all operations has been prepared on a standalone basis, as if we were a separate group of companies under common ownership.

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

Business Outlook

We continue to believe in the strength of the long-term fundamentals of our business. However, due to the impact of the financial crisis that developed during 2008 on credit availability and the ensuing global economic slowdown, the short- and mid-term outlook for our business and the industry remains uncertain. During the fourth quarter of 2008, we experienced significant year-over-year decreases in sales of approximately 16% and 18% in our Silicones and Quartz businesses, respectively, and weak demand has continued into the first quarter of 2009. Deteriorating economic conditions have resulted in more cautious customer spending behavior and significantly lower demand for our products compared to last year across a majority of our end markets, with particular weakness in the automotive, construction, textiles and furniture sectors. Our ability to forecast the depth and length of the current economic downturn and its impact on our business and the demand for our products is very limited due to the many factors involved which are outside of our control. Although we expect to benefit from declines in prices for certain raw materials during 2009, we expect that our costs for silicon metal, the biggest component of our raw material costs, will likely be higher in 2009 based on current pricing agreements. However, we anticipate declines in prices for silicon metal throughout the remainder of 2009. In 2009, we will continue to focus on cost reduction and other restructuring initiatives to increase the efficiency of our operations and control labor costs.

Results of Operations

For comparison purposes, the results of operations for the years ended December 31, 2008 and 2007 are presented on a consolidated basis; the result of operations for the year December 31, 2006 are presented on a combined basis, consisting of the historical results of operations for the predecessor period, from January 1, 2006 to December 3, 2006, and the results of operations for the successor period, from December 4, 2006 to December 31, 2006. A split presentation of an annual period is required under GAAP when a change in accounting basis occurs. Consequently, the combined presentation for 2006 is not a recognized presentation under GAAP. Accounting for an acquisition requires that the historical carrying values of assets acquired and liabilities assumed be adjusted to fair value. A resulting higher cost basis associated with the allocation of the purchase price impacts post-acquisition period results, which impacts period-to-period comparisons. We believe a discussion of the separate periods presented for the year ended December 31, 2006 in our consolidated statements of operations may impede understanding of our operating performance. We believe that the impact of the Acquisition on the 28-day Successor period does not materially affect the comparison of the annual periods and, accordingly, we have prepared the discussion of our results of operations by comparing the years ended December 31, 2008, 2007, and 2006 without regard to the differentiation between Predecessor and Successor results of operations for the Predecessor period from January 1, 2006 to December 3, 2006 and the Successor period from December 4, 2006 to December 31, 2006.

The following table sets forth certain historical consolidated and combined financial information, in both dollar and percentages of net sales, for the Successor period for the years ended December 31, 2008 and 2007, the combined Successor and Predecessor periods for the year ended December 31, 2006:

	Year Ended December 31,				Successor		Predecessor		Combined Predecessor and Successor Year Ended December 31, 2006
					December 4, 2006 to December 31, 2006		January 1, 2006 to December 3, 2006
	2008		2007
	(dollars in millions)
Net sales	$2,639.2	100.0%	$2,537.8	100.0%	$246.1	100.0%	$2,168.0	100.0%	$2,414.1	100.0%
Cost of sales, excluding depreciation	1,837.8	69.6%	1,653.1	65.1%	185.2	75.3%	1,397.6	64.5%	1,582.8	65.6%

Gross profit	801.4	30.4%	884.7	34.9%	60.9	24.7%	770.4	35.5%	831.3	34.4%

Selling, general and administrative expenses	660. 0	25.0%	683.8	26.9%	52.9	21.5%	534.6	24.7%	587.5	24.3%
Research and development expenses	75.7	2.9%	78.6	3.1%	7.4	3.0%	72.8	3.4%	80.2	3.3%
In-process research and development	—	—	—	—	52.0	21.1%	—	0.0%	52.0	2.2%
Restructuring and other costs	44.8	1.7%	40.1	1.6%	0.2	0.1%	10.6	0.5%	10.8	0.4%
Goodwill impairment charge	857.5	32.5%	—	—	—	—	—	0.0%	—	0.0%

Operating income (loss)	(836.6)	(31.7)%	82.2	3.2%	(51.6)	(21.0)%	152.4	7.0%	100.8	4.2%

Other income (expenses)
Interest expense, net	(277.0)	(10.5)%	(281.6)	(11.1)%	(21.6)	(8.8)%	(11.8)	(0.5)%	(33.4)	(1.4)%
Other income (expense), net	5.5	0.2%	(20.0)	(0.8)%	—	—	(4.7)	(0.2)%	(4.7)	(0.2)%
Minority interests	0.5	—	(0.1)	—	(0.1)	—	(43.9)	(2.0)%	(44.0)	(1.8)%

Income (loss) before income taxes	(1,107.6)	(42.0)%	(219.5)	(8.6)%	(73.3)	(29.8)%	92.0	4.2%	18.7	0.8%

Income taxes	(110.5)	(4.2)%	34.8	1.4%	(2.7)	(1.1)%	58.3	2.7%	55.6	2.3%

Net income (loss)	$(997.1)	(37.8)%	$(254.3)	(10.0)%	$(70.6)	(28.7)%	$33.7	1.6%	$(36.9)	(1.5)%

Net Sales by Segment
Silicones	$2,383.3	90.3%	$2,264.3	89.2%	$219.2	89.1%	$1,925.7	88.8%	$2,144.9	88.8%
Quartz	255.9	9.7%	273.5	10.8%	26.9	10.9%	242.3	11.2%	269.2	11.2%

Total	$2,639.2	100.0%	$2,537.8	100.0%	$246.1	100.0%	$2,168.8	100.0%	$2,414.1	100.0%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales. Net sales in the fiscal year ended December 31, 2008 were $2,639.2 million, compared to $2,537.8 million for the same period in 2007, an increase of 4.0%. The increase was primarily due to an increase in selling prices and exchange rate fluctuations of 9.5%, partially offset by a decrease in sales volume of 5.0%.

Net sales for our Silicones segment in the fiscal year ended December 31, 2008 were $2,383.3 million, compared to $2,264.3 million for the same period in 2007, an increase of 5.3%. The increase was primarily due to an increase in selling prices and exchange rate fluctuations of 8.2% partially offset by a decrease in sales volume of 4.5%. The selling price improvements were across all regions and volume was down specifically in the U.S. and western Europe.

Net sales for our Quartz segment in the fiscal year ended December 31, 2008 were $255.9 million, compared to $273.5 million for the same period in 2007, a decrease of 6.4%. The decrease was primarily due to lower sales volume in semiconductor related products.

Cost of Sales, excluding Depreciation. Cost of sales, excluding depreciation in the fiscal year ended December 31, 2008 were $1,837.8 million compared to $1,653.1 million for the same period in 2007, an increase of 11.2%. The increase was primarily due to an increase in inflation on raw material, energy and transportation costs, partially offset by lower sales volume and the inventory fair value step up cost related to purchase accounting of $30.0 million in 2007. In addition, cost of sales was impacted by changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal year ended December 31, 2008 was $801.4 million compared to $884.7 million for the same period in 2007, a decrease of 9.4%. The decrease was primarily due to increased cost of sales, offset by the effects described above in net sales and the purchase accounting item noted above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2008 were $660.0 million, compared to $683.8 million for the same period in 2007, a decrease of 3.5%. The decrease was primarily due to lower depreciation and amortization expense and management’s efforts to reduce operating expenses through productivity and cost reduction initiatives, partially offset by foreign currency exchange rate fluctuations.

Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2008 were $75.7 million, compared to $78.6 million for the same period in 2007, a decrease of 3.7%. The decrease was primarily due to the timing of program expenditures.

Restructuring and Other Costs. Restructuring and other costs in the fiscal year ended December 31, 2008 were $44.8 million, compared to $40.1 million for the same period in 2007. For the fiscal year ended December 31, 2008, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $20.9 million and other services of $23.9 million. For the fiscal year ended December 31, 2007, these costs were comprised of restructuring costs of $6.0 million and other services (primarily retention, benefit payments, consulting and other services) of $34.1 million.

Goodwill Impairment Charge. During the fourth quarter of 2008, we recorded a pre-tax goodwill impairment charge of $700.0 million and $157.5 million for our Silicones and Quartz reporting units, respectively, on the Consolidated Statement of Operations. The changes to fair value in the reporting units that triggered the impairment charges were primarily attributable to the deterioration in economic conditions experienced in late 2008 which also caused management to change the estimates of future results. We factored these current market conditions and estimates into the projected forecasts of sales, operating income and cash flows of each reporting unit through the course of the strategic planning process.

Interest Expense, Net. Interest expense, net for the fiscal year ended December 31, 2008 was $277.0 million, compared to $281.6 million for the same period in 2007. The decrease was primarily due to overall lower variable interest rates on our variable-rate term loans and the principal payments we made on the term loans under our senior secured credit facility on March 28, 2008, which were based on our excess cash flow in 2007, partially offset by foreign currency exchange rate fluctuations.

Other Income (Expense), Net. Other income in the fiscal year ended December 31, 2008 was $5.5 million, compared to other expense of $20.0 million for the same period in 2007. The change in other expense was primarily due to a gain associated with our foreign currency forward contracts in 2008 compared to a loss in 2007. For the year ended December 31, 2008, other income included an unrealized gain of $11.8 million partially offset by a realized loss of $6.7 million. For the year ended December 31, 2007, other expense included an unrealized loss of $17.8 million and a realized loss of $3.6 million.

Income Taxes. The effective income tax rate was 9.98% for the year ended December 31, 2008 compared to – 15.87% for the year ended December 31, 2007. The change in the effective tax rate in 2008 was primarily due to an increase in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, foreign exchange gains, goodwill impairment, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the reversal of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. In 2007, deferred tax liabilities were established in certain jurisdictions due to basis differences in goodwill.

Net Loss. Net loss in the fiscal year ended December 31, 2008 was $997.1 million, compared to net loss of $254.3 million for the same period in 2007. The decrease was a result of the effects described above.

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

The Company’s effective income tax rate for the successor periods decreased to – 15.85% for the year ended December 31, 2007 from 3.67% for the short-period December 4, 2006 through December 31, 2006. The overall decrease is primarily due to a change in the amount of profit and loss before tax earned, tax rate changes in certain jurisdictions, the maintenance of a valuation allowance against the Company’s net deferred tax assets and recognition of a deferred tax liability for certain long-lived taxable temporary differences.

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

Liquidity and Capital Resources

	Successor			Predecessor	Combined Predecessor and Successor for the year ended December 31, 2006
			Period from
	Year ended December 31, 2008	Year ended December 31, 2007	December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006
	(dollars in millions)
Cash provided by (used in) operating activities	$77.0	301.5	100.6	(201.2)	(100.6)
Cash used in investing activities	(149.1)	(240.1)	(3,726.1)	(243.7)	(3,969.8)
Cash provided by financing activities	170.3	22.8	3,799.0	39.7	3,838.7

Increase (decrease) in cash and cash equivalents, before effect of exchange rate changes on cash	$98.2	84.2	173.5	(405.2)	(231.7)

Operating Activities. Cash provided by operating activities in the fiscal year ended December 31, 2008 was $77.0 million, compared to $301.5 million cash provided and $100.6 million cash used for the same period in 2007 and 2006, respectively. Cash provided by operating activities in 2008 was primarily due to decreases in accounts receivables and inventory as a result of management’s working capital initiatives, partially offset by a payment made to GE associated with the settlement of a pre-Acquisition inter-company obligation and decreases in accounts payable and accrued expenses. Cash provided by operating activities in 2007 of $301.5 million was primarily due to reductions in working capital. Cash used by operating activities in 2006 of $100.6 million was primarily due to the unwinding of a receivables securitization program prior to the Acquisition.

Investing Activities. Cash used in investing activities in the fiscal year ended December 31, 2008 was $149.1 million, compared to $240.1 million and $3,969.8 million for the same period in 2007 and 2006, respectively. Cash used in investing activities 2008 was primarily due to cash spent on the completion of our Nantong facility in China and ongoing environmental health and safety compliance and maintenance projects. Cash used in investing activities in 2007 included planned capital expenditures including expenditures in connection with becoming a stand-alone company and a payment to GE of $62.0 million related to the finalization of the purchase price of the Acquisition. Cash used in investing activities in 2006 was primarily due to cash used to complete the Acquisition of $3,704.4 million along with planned capital expenditures for plant and equipment.

Financing Activities. Cash provided by financing activities was $170.3 million in the fiscal year ended December 31, 2008, compared to $22.8 million and $3,838.7 million for the same period in 2007 and 2006, respectively. Cash provided by financing activities in 2008 was primarily due to additional long-term borrowings of $38.5 million associated with the Nantong construction project, the draw down of $150.0 million against our $300 million revolving credit facility and short-term borrowings of $2.3 million associated with our India operation, partially offset by $14.4 million of principal payments on our term loans under our senior secured credit facility, $1.2 million of principal payments on our Nantong construction loan and a $4.9 million capital contribution to our Siloxane joint venture in Jiande, China. Cash provided by financing activities in 2007 was primarily due to borrowings for our Nantong, China facility and cash received from our Siloxane joint venture in Jiande, China, partially offset by term loan principal repayments. Cash provided by financing activities in 2006 included proceeds from the issuance of debt of approximately $3,023.9 million, the equity contribution of Holdings of $903.5 million and net transfers to GE of $101.6 million. These proceeds were partially offset by deferred financing costs of $78.2 million, principal repayment on debt of $50.0 million and dividend payments to joint venture partners of $63.7 million.

Liquidity. Our primary sources of liquidity are cash on-hand, cash flow from operations and funds available under a senior secured credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service. We incurred substantial indebtedness in connection with the Acquisition.

We had $3,233.1 million of indebtedness (excluding short-term borrowings) at December 31, 2008. Accordingly, we have significant debt service obligations.

Our senior secured credit facility at December 31, 2008 consists of two variable-rate term loans in an aggregate principal amount of approximately $1.1 billion, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.3 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were $150.0 million of outstanding borrowings under the revolving credit facility as of December 31, 2008. The outstanding letters of credit under the revolving credit facility at December 31, 2008 were $24.4 million, leaving unused borrowing capacity of $125.6 million. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2008 were $31.7 million, leaving unused capacity of $2.6 million. In order to preserve our financial flexibility and access to capital in light of the current volatility of financing markets, we elected to draw down an additional $90.0 million under our revolving credit facility on March 10, 2009. Prior to this additional draw down, on February 28, 2009, our cash balance was approximately $255.6 million. The outstanding letters of credit under the revolving credit facility and the synthetic credit facility at the time of the draw down were $31.9 million and $27.2 million, respectively, leaving unused capacity of $28.1 million under the revolving credit facility and $7.1 million under the synthetic letter of credit facility at that time.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.8 million (depending on exchange rates), 0.25% of the original principal amounts. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement (beginning with the second half of the fiscal year ending December 31, 2007); (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). As a result of our obligation to prepay the terms loans dependent on our excess cash flow described above, we prepaid approximately $14.4 million of our term loans on March 28, 2008 based on our excess cash flow in the second half of calendar year 2007. This prepayment essentially eliminates our obligation to make required quarterly principal repayments through the first quarter of 2009 and reduces our required quarterly principal payment due on June 30, 2009. We did not have excess cash flow under the terms of the credit agreement in calendar year 2008. On March 10, 2008, we entered into an interest rate swap agreement, whereby we receive one-month LIBOR and pay a fixed rate of 2.48% on a notional value of $185.0 million. The interest rate swap matures on March 31, 2010. We designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185.0 million of our U.S. dollar denominated term loan (tranche B-1).

We have issued $765.0 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €275.0 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $316.3 million in aggregate principal amount of 10 1 /8%/10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $500.0 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are four separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

The Senior Notes, which are unsecured senior obligations of the Company, mature in 2014. The portion of the Senior Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9 3/4% and 9%, respectively, payable semiannually to holders of record.

The Senior Toggle Notes, which are unsecured senior obligations of the Company, mature in 2014 and interest on the Senior Toggle Notes is payable semiannually to holders of record. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we are required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash Interest on the Senior Toggle Notes accrues at a rate of 10 1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/8% per annum. On May 28, 2008, we made the permitted election under the indenture governing the Senior Toggle Notes to pay all interest in kind under the Senior Toggle Notes that was due on December 1, 2008 for the interest period beginning on June 1, 2008 and ending on November 30, 2008. The accrued interest for this interest period was $16.3 million and the principal balance of the Senior Toggle Notes increased by this amount on December 1, 2008. On November 20, 2008, we made another permitted election to pay all interest in kind that is due on June 1, 2009. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as elected during the immediately preceding interest rate period unless we make a new election prior to the beginning of the applicable interest period. Under the indenture for the Senior Toggle Notes, we are required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on dates beginning June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code.” The payment of interest in the form of PIK Interest may result in us being required to redeem a portion of the Senior Toggle Notes pursuant to those provisions.

The Senior Subordinated Notes, which are unsecured senior subordinated obligations of the Company, mature in 2016. Each Senior Subordinated Note bears interest at 11 1/2% per annum, payable semiannually to holders of record.

Our senior secured credit facility contains various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Senior Notes and Senior Subordinated Notes. If there are any borrowings under the revolving credit agreement (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. See “Covenants under our Senior Secured Credit Facility and the Notes” below. In addition, our senior secured credit facility and notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to significant exceptions.

Our wholly-owned subsidiary, MPM Nantong, also has borrowings of approximately $60 million outstanding from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. MPM Nantong expects to be in breach of a financial covenant under its loan agreement with the China Construction Bank on April 30, 2009. The financial covenant is based on a measure of MPM Nantong’s free cash flow in calendar year 2008 and is tested upon delivery of MPM Nantong’s audited financial statements for the year ended December 31, 2008, which are required to be submitted no later than April 30, 2009. Under the terms of the loan agreement, China Construction Bank could require accelerated payment of the loan if MPM Nantong is in breach of a financial covenant and it is not cured within 30 days after notice from the bank. Although management does not believe that China Construction Bank will give notice of a breach of this financial covenant (or accelerate the loan following notice and expiration of the 30-day cure period), no assurance can be given that such event or events will not occur. Therefore, in the absence of a waiver from China Construction Bank, we have classified all principal payments due under the loan from China Construction Bank as current debt as of December 31, 2008. In the event that the bank accelerates the loan, we believe that we would have sufficient cash to repay the outstanding loan balance, or that we could refinance the loan through another lender or choose another available alternative. A breach or acceleration under the loan agreement with China Construction Bank would not trigger any cross default provisions under our senior secured credit facility and indentures.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current assessment of the economic outlook for 2009 and our ability to institute restructuring and cash-preservation initiatives, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. If weak demand stemming from the global economic downturn continues throughout 2009 and we experience sufficient declines in sales and EBITDA for which we cannot compensate with restructuring or business optimization initiatives, however, we may have difficulty complying with our senior secured leverage ratio covenant in 2009. A breach of such covenant, if not cured or waived, could lead to an acceleration of outstanding borrowings under our revolving credit facility and other indebtedness, which would have a material adverse affect on our business, financial condition and results of operations. For additional information, see “Risk Factors—Restrictive covenants under our senior secured credit facility and indentures may adversely affect our operations.”

We cannot assure investors, however, that our business will generate sufficient cash flow from operations or that borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes issued, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure investors that we will be able to refinance any of our indebtedness, including our senior secured credit facility and the notes issued, on commercially reasonable terms or at all.

Potential Debt Repurchases

From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates, including Apollo, may seek to acquire notes or other indebtedness of Momentive through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce our outstanding debt, such as debt for debt exchanges and other similar transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.

Effect of Inflation

In 2008, inflation in certain costs, such as silicon metal, methanol, natural gas and wages, significantly impacted our operating results, but the overall effect on our operating results was partially offset by increased selling prices and cost reduction actions. In 2007 and 2006, while inflation in costs impacted our operating results, it had a minimal effect as overall inflation was offset by increased selling prices and cost reduction actions. We cannot assure investors, however, that we will be able to offset general inflation with increased selling prices and cost reduction actions in the future.

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

Contractual Obligations and Commitments

The following table reflects certain of our contractual obligations and commitments as of December 31, 2008, and the period in which such contractual obligations come due. The table below does not include pension liabilities or deferred tax liabilities.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt (1)	$3,233.1	68.4	21.7	1,181.7	1,961.3
Interest on long term debt (2)	1,569.5	248.2	507.2	513.2	300.9
Operating leases	49.1	17.6	16.2	8.0	7.3
Purchase obligations (3)	2,076.2	163.0	290.5	243.9	1,378.8

	$6,927.9	497.2	835.6	1,946.8	3,648.3

(1)	Long-term debt includes portions of the term loan and senior notes that are denominated in euros. The “Less than 1 Year” column includes $60.3 of debt owed to China Construction Bank that was reclassified as current debt as discussed in the Liquidity section.

(2)	Interest on long-term debt consists of interest on the fixed rate Senior Notes, the Senior Toggle Notes, the Senior Subordinated Notes and the term loans until the debt maturity date. Variable rate interest is calculated using a LIBOR value of 0.50% for the term loan denominated in U.S. dollars, 2.69% for the term loan denominated in Euros under the senior secured credit facility and 1.56% for the revolving credit facility at December 31, 2008.
(3)	Purchase obligations include our unconditional purchase obligations, which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and delivery dates. Purchase obligations include existing agreements to purchase siloxane, silica and quartz sands are based upon the applicable purchase price at December 31, 2008. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in Note 3 to our Consolidated and Combined Financial Statements.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 will have any material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP FAS 142-3 will have any material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 will have any material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combination by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008 and should be applied to business combinations occurring after the effective date. We do not expect the adoption of the SFAS 141R will have any material impact on our financial statements.

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact our consolidated financial position or results of operations. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.

Covenants under our Senior Secured Credit Facility and the Notes

The credit agreement governing our senior secured credit facility and the indentures governing the notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our stockholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a “Senior Secured Leverage Ratio” below a specified level. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined) to trailing twelve-month EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. At December 31, 2008, we were in compliance with the senior secured leverage ratio covenant, the other covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes. If weak demand stemming from the global economic downturn continues throughout 2009 and we experience sufficient declines in sales and EBITDA for which we cannot compensate with restructuring or business optimization initiatives, however, we may have difficulty complying with our senior secured leverage ratio covenant under our credit agreement in the future. For additional information, see “Risk Factors—Restrictive covenants under our senior secured credit facility and indentures may adversely affect our operations.”

Financial Measures that Supplement GAAP

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for unusual items and other pro forma adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. However, EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA or Adjusted EBITDA, which are non-GAAP financial measures, as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

			Successor	Predecessor	Combined Successor and Predecessor Year ended December 31, 2006
	Year Ended December 31,		Period from
	2008	2007	December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006
			(dollars in millions)
Net income (loss)	$(997.1)	(254.3)	(70.6)	33.7	(36.9)
Interest expense, net	277.0	281.6	21.6	11.8	33.4
Income taxes	(110.5)	34.8	(2.7)	58.3	55.6
Depreciation and amortization	237.4	294.6	27.0	153.4	180.4

EBITDA	(593.2)	356.7	(24.7)	257.2	232.5

Minority interest (a)	(0.5)	0.1	—	49.8	49.8
Restructuring and non-recurring (b)	44.8	40.1	0.2	10.6	10.8
Cost savings and inventory optimization (c)	56.0	14.5	0.9	10.5	11.4
Non cash and purchase accounting effects (d)	863.7	29.2	86.4	14.9	101.3
Management fee and other (e)	6.3	6.4	2.2	19.8	22.0

Adjusted EBITDA	$377.1	447.0	65.0	362.8	427.8

(a)	Reflects the elimination of minority interests resulting from the Shenzhen joint venture for the years ended December 31, 2008 and 2007, the acquisition of the partner interest in the joint ventures with Toshiba and Bayer of $44.9 for the period from January 1, 2006 through December 3, 2006 and the consolidation of OSi Italy from May 2006 to December 3, 2006.
(b)	Relates primarily to restructuring and non-recurring one time costs.
(c)	Represents estimated cost savings from initiatives being implemented by management, including headcount reductions, indirect cost savings, and inventory optimization programs. For the year ended December 31, 2008, estimated cost savings includes facility closures, contractor and headcount reductions, wage structure changes and inventory optimization programs. The pro-forma effects of these savings are included as if implemented as of January 1, 2008. For the years ended December 31, 2007 and 2006, estimated cost savings also included reductions in the number of legal entities, and consolidation of warehouses and offices. The inventory optimization impact on EBITDA for the years ended December 31, 2008, 2007 and 2006 was $8.5, $9.1, and $0, respectively.
(d)	Non cash items include the effects of (i) goodwill impairment, (ii) purchase accounting, (iii) non-cash mark to market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iv) unrealized natural gas hedging gains or losses, and (v) reserve changes. During the fourth quarter of 2008, we recorded a pre-tax goodwill impairment charge of $700.0 and $157.5 for Silicones and Quartz, respectively, on the Consolidated Statement of Operations. The changes to fair value in the reporting units that triggered the impairment charges were primarily attributable to the deterioration in economic conditions experienced in late 2008 which also caused management to change the estimates of future results. We factored these current economic conditions and estimates into the projected forecasts of sales, operating income and cash flows of each reporting unit through the course of the strategic planning process. In addition to the goodwill impairment charge for the year ended December 31, 2008 are (i) unrealized foreign currency exchange loss of $3.9, (ii) unrealized loss on natural gas hedges of $1.1, and (iii) FAS 123 (R) expense of $1.2. For the years ended December 31, 2007 and the period from December 4, 2006 to December 31, 2006, non-cash charges included a number of charges related to purchase accounting.
(e)	Management Fees and Other include (i) management and other fees to Apollo and affiliates, (ii) transition service agreements with General Electric, and (iii) pro forma stand alone cost savings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk. We have issued fixed and variable-rate debt to finance the Acquisition and will be subject to the variations in interest rates in respect of our floating-rate debt. Borrowings under our senior secured credit facility accrue interest at variable rates. In March 2008, however, we entered into an interest rate swap agreement with a notional amount of $185 million to protect a portion of our variable rate term loan debt under our senior secured credit facility from interest rate volatility. Pursuant to the swap agreement, which has a term of two years and became effective on March 28, 2008, we agreed to pay a fixed rate charge on the notional amount in exchange for receiving floating payments based on one-month LIBOR on the same amount. Assuming our term loans are funded entirely in U.S. dollars and taking into consideration the above interest rate swap, a 100-basis-point increase in LIBOR on our debt balances outstanding as of December 31, 2008 under our senior secured credit facility (including our synthetic letter of credit facility) would increase our annual interest expense by $9.7 million. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Commodity Price Risk. We are subject to changes in our costs of sales caused by fluctuations in prices of commodities and raw materials. We pursue ways to diversify and minimize material costs through second sourcing and low-cost country sourcing. Also, we will consider hedging strategies that minimize risk or reduce volatility when available.

Foreign Exchange Risk. Revenue denominated in foreign currencies accounted for approximately 49% of our total worldwide revenue for 2008 and 2007. As a result, we have exposure to foreign exchange risk related to transactions denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both inter-company and third-party) and loan repayments. If the U.S. dollar strengthens by 1%, our operating income would be reduced by approximately $2 million per year.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective to provide reasonable assurance that the information the Company is required to disclose in reports that its files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2008 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Revolving Credit Facility

On March 10, 2009, we drew down an additional $90 million under our revolving credit facility pursuant to the Credit Agreement dated December 3, 2006 by and among the Company, the other parties thereto and JPMorgan Chase Bank, National Association, as the administrative agent. The borrowing accrues interest at a rate of 3.81% per annum for the interest period through June 10, 2009. Under the terms of the Credit Agreement, borrowings outstanding under the revolving credit facility are required to be paid on or before December 3, 2012. Borrowings under the revolving credit facility are repayable at any time prior to maturity without penalty, other than customary breakage costs for LIBOR-based loans. We do not expect to repay the total amounts currently outstanding under the revolving credit facility within the next twelve months. See note 9 (Indebtedness) of the Notes to the Consolidated and Combined Financial Statements for additional information regarding the revolving credit facility.

Cost Cutting Actions

On March 13, 2009, we announced a plan of additional cost cutting actions that will reduce our operating costs and position us to be more competitive in the global marketplace.

Beginning April 1, 2009, the salaries for Jonathan Rich, our President and CEO, and our senior leadership team (including all of our named executive officers) will be reduced by 10 percent. We will also implement a plan to reduce the pay of most salaried professionals and administrative employees by approximately 7.5 percent. Affected employees will receive one additional week of paid time off each quarter that the reduction remains in effect. In some countries, affected employees will receive one week of unpaid time off per quarter in lieu of a reduction in pay. Mr. Rich and the senior leadership team, however, will not receive additional paid time off.

We will reevaluate the need for the reduction in pay at the end of each quarter. We anticipate the reduction remaining in effect throughout 2009. The reduction in pay will affect approximately 2,300 employees globally.

We also plan to reduce our global workforce by approximately an additional 100 employees through a combination of reductions and attrition by the end of the third quarter of 2009. In addition, we intend to further reduce the number of contractors by 50 percent and take various measures to reduce spending on outside services and fees.

In connection with the workforce reductions and other cost cutting actions, we expect to take non-recurring pretax charges primarily related to severance and other benefits totaling approximately $8 million through the end of the second quarter of 2009. Substantially all of these charges will result in cash expenditures. Annual cost savings generated from these cost cutting actions are anticipated to be approximately $40 million.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth the executive officers and directors of the Company as well as directors of Holdings, as indicated below:

Name	Age	Title
Dr. Jonathan Rich	53	President, CEO, Director of the Company and Director of Holdings
Anthony Colatrella	53	Chief Financial Officer
Douglas Johns	51	General Counsel, Secretary and Director of the Company
Steven Delarge	51	President and CEO—Silicones Americas
Dr. Ian Moore	49	President and CEO—Silicones Europe, Middle East, Africa and India
Rachel Duan	38	President and CEO—Silicones Asia Pacific
Mike Modak	52	Chief Commercial Officer
Dr. Raymond Kolberg	47	President and CEO—Quartz
Shawn Williams	45	President and CEO—Global Sealants
Dr. Eric Thaler	48	Chief Technology Officer
Joerg Krueger	45	General Manager—Global Operations
Edward Stratton	50	Global Human Resources Leader
Edu Araujo	51	Global EHS Leader
Justin Stevens	28	Director of the Company and Holdings
Stan Parker	33	Director of Holdings
Joshua Harris	44	Director of Holdings
Dr. William Joyce	73	Director of Holdings
Scott Kleinman	36	Director of Holdings
Sherwood Dodge	53	Director of Holdings
Marv Schlanger	60	Director of Holdings

Dr. Jonathan Rich—Dr. Rich was elected a Director of the Company and Holdings, and appointed President and CEO in June 2007. Prior to this role, beginning in 2002, Dr. Rich was President, North American Tire—Goodyear Tire and Rubber Company, and Chairman of the Board, Goodyear Dunlop Tires NA. At Goodyear, he had previously served as Director, Chemical R&D and as President of Goodyear Chemical. Dr. Rich began his career at GE in 1982 as a research chemist with Corporate R&D and progressed through a series of management positions to become Manager of Operational Excellence at GE Silicones from 1996 to 1998. He was then promoted to Technical Director, GE Bayer Silicones in Germany from 1998 to 2000. Dr. Rich has a bachelor’s of science degree in Chemistry from Iowa State University, and a Ph.D. in Chemistry from the University of Wisconsin. He has been published in numerous journals and publications, and has served as a Director for a variety of professional associations.

Anthony Colatrella—Mr. Colatrella was appointed Chief Financial Officer of the Company in January 2009. Prior to this role, beginning in 2007, Mr. Colatrella provided operational, financial and M&A consulting services, both domestically and abroad, to public and private equity clients. From 2005 to 2007, Mr. Colatrella served as Vice President and Chief Financial Officer of Paxar Corporation. From 1997 to 2005, Mr. Colatrella held a number of financial and operating positions at The Scotts Miracle-Gro Company including Senior Vice President—Finance, North America and Senior Vice President and Corporate Controller. He has also held various financial and business development roles at United Technologies Corporation and Verizon Corporation. Mr. Colatrella holds a bachelor’s degree in Accounting from the University of Massachusetts, Amherst and an MBA from Xavier University.

Douglas Johns—Mr. Johns was appointed General Counsel, Secretary and Director of the Company in December 2006. Mr. Johns joined the Company from GE upon the closing of the Acquisition. Prior to the

Acquisition, Mr. Johns served as General Counsel for GE Advanced Materials since 2004. Mr. Johns began his career with GE in 1991 and has served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics’ European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004. He has served as a director on several joint venture boards and has been a member of GE’s Legal Corporate Executive Council. Mr. Johns holds a law degree from Northeastern University School of Law, an MBA from the University of Massachusetts, Amherst, and a bachelor’s degree in history (with honors) from Oberlin College.

Steven Delarge—Mr. Delarge was appointed President and CEO of the Silicones Americas business in January 2009. Prior to this role, he served as Chief Financial Officer of the Company since the Acquisition. Prior to the Acquisition, Mr. Delarge served as Chief Financial Officer of GE Advanced Materials since 2003. He began his GE career in 1979, and joined GE Plastics in 1994 when he was appointed Manager, Productivity and Business Support. Some of his prior responsibilities include serving as Finance Director—Greater China of GE Plastics, responsible for the financial operations of GE Plastics in China, Taiwan and Hong Kong, and serving as Finance Director for GE Plastics North America Commercial Operations. Mr. Delarge holds a bachelor’s degree in economics/finance and government from St. Lawrence University.

Dr. Ian Moore—Dr. Moore was appointed President and CEO of the Silicones Europe, Middle East, Africa and India business in December 2006. Dr. Moore joined the Company from GE upon the closing of the Acquisition. Dr. Moore joined GE in August 2003 through GE’s acquisition of the OSi Specialties business from Crompton Corporation. At Crompton Corporation, he was Vice President of the Silanes business, which he continued to lead at GE until December 2006. Dr. Moore holds a doctorate in chemical engineering from the University of Manchester in the U.K.

Rachel Duan—Ms. Duan was appointed President and CEO of the Silicones Asia Pacific business in August 2008. Prior to this role, Ms. Duan served as President and CEO of the Silicones business in China. Ms. Duan joined the Company from GE upon the closing of the Acquisition. She joined GE in the U.S. in 1996 upon completion of her MBA and spent four years on GE’s Audit Staff. In 2000, Ms. Duan was appointed Six Sigma Quality Leader for GE Plastics Pacific based in Tokyo. In 2002, she became the Commercial Director for GE Plastics China. From 2003-05, Ms. Duan served as Product Marketing Leader—Polycarbonate, first for China and then for Asia Pacific and, in 2005, she was promoted to General Manager—Asia Pacific Polymer. In 2006, Ms. Duan became the President and CEO of GE Advanced Materials’ Silicones business in China. Ms. Duan holds a bachelor’s degree in economics and international business from the Shanghai International Studies University and an MBA from the University of Wisconsin.

Mike Modak—Mr. Modak was appointed Chief Commercial Officer of the Company in July 2008. Mr. Modak joined the Company from Honeywell’s Specialty Materials business where he served as VP—Strategic Marketing & Business Development since 2006. Before joining Honeywell, Mr. Modak was a corporate officer at National Starch & Chemical, an ICI company. He joined National in 2002 as Senior Divisional VP for Health and Personal Care and later became VP—Strategic Development and Innovation. From 1979—2002, Mr. Modak progressed through a number of roles at HB Fuller Company. His early career included roles in sales, marketing and strategic planning. He later alternated between general management roles in various businesses and staff roles in the corporate development and mergers & acquisitions arena. He last served as a corporate officer and led the Industrial Products Group. Mr. Modak has a bachelor’s degree in biology and chemistry from Case Western Reserve University and an MBA from Baldwin Wallace College.

Dr. Raymond Kolberg—Dr. Kolberg was appointed President and CEO of the Quartz business in December 2006. Dr. Kolberg joined the Company from GE upon the closing of the Acquisition. Prior to the Acquisition, he was promoted to CEO of GE Quartz in June 2006 from the role of Vice President of Marketing and Product Management. He joined GE Plastics in 1986 as an Application Design Engineer and held roles with increasing responsibility including the Commercial Technology Leader and the Polymerland Supply Chain Leader. From 2000 to 2002 he was the Six Sigma Quality Leader for GE Plastics. In 2002, he was appointed

General Manager for GE Advanced Materials Global Sourcing. Dr. Kolberg holds a Ph.D. in mechanical engineering from the University of Michigan. He also holds a master’s degree in mechanical engineering from Rensselaer Polytechnic Institute, a bachelor’s degree in mechanical engineering from Case Western Reserve University and a bachelor’s degree in Business from Baldwin-Wallace College.

Shawn Williams—Mr. Williams was appointed President and CEO of Global Sealants business in January 2009. Prior to this role, he served as President and CEO of the Silicones Americas business since the Acquisition. Mr. Williams began his career with GE in 1986 in the Technical Sales Program for GE Supply. He joined GE Silicones as Director of GE Sealants and Adhesives (GESA) Consumer Sales in June 2003, and was named General Manager of GESA in September 2003. Mr. Williams holds a bachelor’s degree in electrical engineering from Purdue University and an MBA from the University of California, Berkeley.

Dr. Eric Thaler—Dr. Thaler was appointed Chief Technology Officer of the Company in February 2007. Prior to this role, he served as Technology Manager of the Quartz business since the Acquisition. Dr. Thaler joined GE in 1989 as a staff chemist at Corporate Research and Development in Schenectady, New York where he worked on projects in support of Silicones, Lighting and Plastics. In 1994 he joined GE Silicones as the Specialty Silicones Team Leader and from there moved into the role of Sealants and Adhesives Technology Manager. Dr. Thaler also spent 2 years outside of GE developing a start up specialty silicones business before returning to the GE as a refrigeration project manager for the Appliance business. In 2000, he was promoted to Engineering manager for Dishwasher and Disposal and in 2001 he was promoted to Business Programs Manager for Appliances. In 2003 he moved into the role of Global Technology Manager for the GE Quartz business where he was for 4 years prior to taking the role of Chief Technology Officer for the Company. Dr. Thaler holds a bachelor’s of science degree from the University of Louisville and a Ph.D. in inorganic chemistry from Indiana University.

Joerg Krueger—Mr. Krueger was appointed General Manager, Global Operations of the Company in May 2007. Prior to this role, he served as Chief Operating Officer of the Silicones Europe, Middle East, Africa and India business since the Acquisition. From 2002 to the Acquisition, Mr. Krueger served as Managing Director and COO of GE Bayer Silicones. He also served in a variety of engineering and manufacturing roles while at Bayer Corporation in the U.S., and Bayer AG in Germany. Mr. Krueger began his career at Bayer AG as a Project Engineer. Mr. Krueger earned a bachelor’s degree and a master’s degree in chemical engineering from Dortmund University, Germany.

Edward Stratton—Mr. Stratton was appointed Global Human Resources Leader of the Company in December 2006. Mr. Stratton joined the Company from GE upon the closing of the Acquisition. Prior to the Acquisition, beginning in 2002, Mr. Stratton served as Human Resources Manager of GE Silicones, later renamed GE Advanced Materials. He joined GE in 1981 on the Human Resources Leadership Program and held subsequent human resources roles at GE Motors, GE Aircraft Engines and GE Aerospace in Fort Wayne, Indiana, Juarez, Mexico and Binghamton, New York. He joined GE Electrical Distribution and Control in 1992 as human resources manager for Sales and Marketing. In 2000, Mr. Stratton moved to GE Power Systems in Houston, Texas as human resources manager for the Aero-Energy business. Mr. Stratton holds a bachelor’s degree in industrial and labor relations from Cornell University.

Edu Araujo—Mr. Araujo was appointed Global EHS Director of the Company in January 2008. Mr. Araujo joined the Company from Celanese International. During his 15-year career there he held a variety of EHS roles from the Safety, Emergency Response & Security Superintendent to most recently Global Safety and Health Leader. Prior to Celanese, he was President of C.S.E. Inc. a consultancy company that designed, implemented, and managed safety programs for petrochemical, construction, and manufacturing companies. Mr. Araujo has a master’s degree in Occupational Safety from East Carolina University, a bachelor’s degree with an OHS concentration from Charter Oak State College, and many academic and professional certifications in EHS, Quality, and Safety.

Justin Stevens—Mr. Stevens was appointed a Director of the Company and Holdings in May 2008. Mr. Stevens has been employed at Apollo since 2003. Prior to that time, Mr. Stevens was a member of the Leverage Finance Group at Deutsche Bank. Mr. Stevens is also a director of Vantium Capital Inc.

Stan Parker—Mr. Parker was appointed a Director of Holdings upon its formation in September 2006. Mr. Parker is a Partner at Apollo, where he has been employed since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker serves on several boards of directors, including AMC Entertainment Inc., Quality Distribution, Inc., Affinion Group Inc., and CEVA Group Plc.

Joshua Harris—Mr. Harris was appointed Chairman of the Board of Directors of Holdings in December 2006. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of the general partner of AP Alternative Assets, L.P., Apollo Global Management, LLC, Berry Plastics Group, Inc., CEVA Logistics and Hexion Specialty Chemicals, Inc.

Dr. William H. Joyce—Dr. Joyce was appointed a Director of Holdings in December 2006. Dr. Joyce served as CEO and Chairman of Nalco Holding Company from November 2003 until his retirement in December 2007. Dr. Joyce, prior to his appointment as CEO and Chairman of Nalco Company, served as CEO and Chairman at Hercules Incorporated and prior to that at Union Carbide. Dr. Joyce holds a B.S. degree in Chemical Engineering from Penn State University, and M.B.A. and Ph.D. degrees from New York University. Dr. Joyce received the National Medal of Technology Award in 1993 from President Clinton, the Plastics Academy’s Lifetime Achievement Award in 1997, and the Society of Chemical Industry Perkin Medal Award in 2003. Dr. Joyce also serves as a director of CVS Caremark Corporation and is a trustee of the Universities Research Association, Inc.

Scott Kleinman—Mr. Kleinman was appointed a Director of Holdings in November 2006. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Noranda Aluminum Holding Corp., Hexion Specialty Chemicals, Inc., Realogy Corp. and Verso Paper Inc.

Sherwood Dodge—Mr. Dodge was appointed a Director of Holdings in February 2009. Mr. Dodge is the President and CEO of GE-Equity, an operating business of General Electric Capital Corporation. Prior to his current role, Mr. Dodge was a senior managing director of GE-Equity from 2005 to December 2008. GE has employed Mr. Dodge in a variety of positions for over 20 years.

Marvin O. Schlanger—Mr. Schlanger joined the Holdings Board of Directors in February 2007. He has been a Director and Vice Chairman of the Board of Directors of Hexion Specialty Chemicals since June 29, 2005. Mr. Schlanger served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. From February 2006 until April 2007, he also served as Chairman of the Board of Covalence Specialty Materials LLC. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, Mr. Schlanger held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. Mr. Schlanger is also a director and the Chairman of the Board of CEVA Group Plc, and a director of UGI Corporation, Utilities Inc. and Amerigas Partners, LLP.

Board Structure

The members of the Board of Directors of the Company are Dr. Jonathan Rich, Justin Stevens and Douglas Johns. The Board of Directors of the Company has not established any Board committees. The members of the Board of directors of Holdings consist of Joshua Harris (Chairman), Dr. Jonathan Rich, Dr. William Joyce, Scott Kleinman, Stan Parker, Justin Stevens, Marvin Schlanger and Sherwood Dodge. The Holdings Board has established four standing committees. The members of the Executive Committee consist of Joshua Harris, Dr. Jonathan Rich, Scott Kleinman and Stan Parker. The members of the Audit Committee consist of Stan Parker, Scott Kleinman and Justin Stevens. The members of the Compensation Committee consist of Joshua Harris and Stan Parker. The members of the Environmental, Health and Safety Committee consist of Dr. Jonathan Rich, Dr. William Joyce, Scott Kleinman and Justin Stevens. Pursuant to the terms of our securityholders agreement, Mr. Dodge was designated for appointment to the Board of Directors of Holdings by GE Capital Equity Investments, Inc. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

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

Compensation Discussion and Analysis

Overview and Objectives of Compensation Program

Our compensation program is designed to retain our executives, while also motivating them to achieve specific financial objectives and aligning their interests with our stockholders. Our compensation program is intended to recognize strong governance of the Company and its subsidiaries, excellent cash management and long-term earnings growth.

Role of Compensation Committee

A Compensation Committee was formed in February 2007 to assist the Holdings Board in more fully developing and implementing the compensation program for the CEO and other executives. The members of the Compensation Committee are Joshua Harris and Stan Parker. The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. The Compensation Committee and the CEO together assess the performance and compensation of the other named executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that the compensation, taken as a whole, is competitive and appropriate compared to similarly situated executives in other corporations within the industry. In setting executive compensation the Compensation Committee considers general market data on compensation paid to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies of similar revenues and operational complexity. The Compensation Committee, however, has not retained the services of a third party to evaluate executive compensation. When making its executive compensation decisions, the Committee does not engage in formal benchmarking against any peer group of companies, but uses external data as a reference point and evaluates each executive’s scope of responsibility and overall contributions to Company performance. In setting our executive compensation, the Committee also reviews historical compensation data.

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

Elements Used to Achieve Compensation Objectives

Our compensation program is designed to emphasize and reward the key areas for our business: strong governance, cash management and earnings growth. Our compensation program includes five basic elements: Annual Cash Compensation; Management Equity Investments pursuant to the 2007 Long-Term Incentive Plan; Equity Compensation Awards pursuant to the 2007 Long-Term Incentive Plan; Retirement Benefits and Other Benefits and Perquisites. The Company’s arrangements with its executive officers employ a mix of base salary and incentive bonus, an opportunity to participate and purchase equity in Holdings, stock option grants in amounts relative to the amount of equity participation and the employee’s position, retirement benefits and other benefits and perquisites.

In evaluating the type and amount of compensation for each executive, we review their current pay, their opportunities for future compensation, their contributions to the goals and objectives outlined for them within the Company and its subsidiaries and their long-term prospects within the Company and its subsidiaries. We believe this compensation philosophy provides strong long-term incentives, effective cash flow management and investment in the long-term growth of the business.

Annual Cash Compensation. The base salaries of our executive officers depend on their position within the Company or its subsidiaries, the length of their service with the Company or its subsidiaries, the scope of their responsibilities and the period during which they have been performing those responsibilities and their overall performance. Base salaries are reviewed annually. In light of the current economic slowdown, the salaries for Jonathan Rich, our President and CEO, and our senior leadership team (including all of our named executive officers) will be reduced by 10 percent beginning on April 1, 2009. We will reevaluate the need for the reduction in pay at the end of each following quarter. In fiscal year 2008, our executive officers were eligible to earn annual bonuses under our Annual Cash Bonus Plan adopted in early 2008 (the “Annual Cash Bonus Plan”) based on the achievement of overall business performance objectives and/or contributions in unique circumstances as determined by the Compensation Committee (we refer to cash bonuses for 2008 under our Annual Cash Bonus Plan, collectively, as our “2008 incentive bonus plan”). Although the Compensation Committee has the authority to exercise discretion and award bonuses for unique circumstances despite the failure to achieve applicable performance objectives, it did not exercise this authority in connection with 2008 bonuses for the Named Executive Officers. For executives with global roles, the applicable business performance objectives were based on the Company’s adjusted EBITDA and free cash flow. For executives dedicated to a particular business, the applicable business objectives were based on adjusted EBITDA and free cash flow of the Company and adjusted EBITDA and working capital reductions of the particular business. In 2008, an executive was eligible for a bonus of up to two times his or her target bonus, and target bonuses ranged from 15 percent to 100 percent of base salary. We expect our 2009 incentive bonus plan to be structured similarly to our 2008 incentive bonus plan.

Employment Agreements. It is the Company’s policy not to enter into employment agreements for a fixed employment term with executive officers other than its CEO and executives outside the U.S. in accordance with local practice. On June 8, 2007, Jonathan Rich was appointed as President, Chief Executive Officer and as a member of the Board of Directors of the Company and of Holdings. In connection with his appointment, Dr. Rich and the Company entered into an employment agreement with a term of five years. The Company also entered into definitive and binding term sheets prior to the closing of the Acquisition with certain management employees, including Steven Delarge, its Chief Financial Officer in 2008 and current President & CEO of the Silicones Americas business; Mark Irwin, its former Global Business Development Manager; Douglas Johns, its General Counsel and Secretary; and Edward Stratton, its Human Resources Manager. These binding term sheets committed each executive to make specified investments in Holdings common stock, provided for employment on an at-will basis and set forth the executive’s compensation and benefits, including option grants and severance benefits, among other terms. The above referenced employment agreement and term sheets are discussed in more detail below under “—Management Arrangements.” Messrs. Rich, Delarge, Irwin, Johns and Stratton, are collectively referred to herein as the “Named Executive Officers”.

Long-Term Incentive Plan. On March 30, 2007, Holdings adopted the 2007 Long-Term Incentive Plan which permits Holdings to sell shares and grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, or consultants to, or certain investors in, Holdings or any of its subsidiaries. Five hundred thousand shares of the common stock of Holdings have been authorized for issuance under the 2007 Long-Term Incentive Plan. The Compensation Committee of the Board of Directors of Holdings administers the 2007 Long-Term Incentive Plan. Holdings has sold its common stock and issued options to purchase its common stock under the 2007 Long-Term Incentive Plan to the Named Executive Officers and certain management employees in connection with the Acquisition, their hiring or their promotion to an executive position. The Compensation Committee has not established any additional program, plan or practice for the sale of common stock or the issuance of option awards or the selection of sale or grant dates other than the general policy to offer certain of our management employees the opportunity to purchase Holding common stock and receive option awards relative to amount of stock purchased and the employee’s position in connection with their hiring or promotion. Under the 2007 Long-Term Incentive Plan, the exercise price per share for option awards can not be less than the fair market value of Holdings common stock determined in accordance with the Plan on the date of grant. For common stock sales, the sales price per share is determined by the Compensation Committee at its discretion. The Compensation Committee’s current policy is to set the purchase price of any common stock and the exercise price of any options at the greater of (i) the fair market value of Holdings common stock determined in accordance with the Plan on the date of sale or grant and (ii) $100 per share, the same purchase price per share paid by Apollo in the Acquisition.

Management Equity Investments. No Named Executive Officers purchased Holdings common stock in 2008. In 2007, certain Named Executive Officers purchased Holdings common stock under the 2007 Long-Term Incentive Plan in connection with the consummation of the Acquisition, their hiring or their promotion to a new position. Such purchases were made pursuant to subscription agreements. The price per share paid by the Named Executive Officers for Holdings common stock in 2007 was $100 per share, the same purchase price per share paid by Apollo in the Acquisition. The equity investment opportunity and the equity compensation awards described below are structured to incentivize management to generate substantial equity value and for gain sharing with our investors.

All equity securities in Holdings purchased by the executives are subject to restrictions on transfer, repurchase rights and other limitations set forth in a securityholders agreement. See “Certain Relationships and Related Party Transactions, and Director Independence.”

Management Stock Option Agreements. No Named Executive Officers were granted options to purchase Holdings common stock in 2008. In 2007, Holdings granted certain Named Executive Officers options to purchase shares of Holdings common stock under the 2007 Long-Term Incentive Plan in connection with the consummation of the Acquisition, their hiring or their promotion pursuant to individual stock option agreements. The number of options granted was relative to the shares of Holdings common stock purchased by the employee and the employee’s position. The exercise price per share of Holdings common stock subject to the options granted to the Named Executive Officers in 2007 is $100, the same purchase price per share paid by Apollo in the Acquisition. The terms and conditions of the options granted to the Named Executive Officers and our other management employees receiving options are substantially the same as those noted below in “—Management Arrangements—Equity Compensation Awards.”

Retirement Plans. We believe that our pension plans are an important retention tool. We balance the effectiveness of these plans as a compensation and retention tool with our cost of providing them. We provide retirement benefits for our U.S. employees under the Momentive Pension Plan, the Momentive Supplementary Pension Plan and the Momentive Excess Benefit Plan. Our subsidiaries in certain jurisdictions also provide retirement benefits for their employees under various other plans. The Momentive Pension Plan is a broad-based tax-qualified plan providing benefits for approximately 2,200 exempt and non-exempt U.S. employees as of December 31, 2008, including certain Named Executive Officers. We also provide the Momentive Supplementary Pension Plan to approximately 25 U.S. plan participants, including the Named Executive Officers, to provide for retirement benefits above amounts available under the Momentive Pension Plan. Unlike the Momentive Pension Plan, the Momentive Supplementary Pension Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes. The benefit formula under these plans is described below in the Pension Benefits Table. The Momentive Supplementary Pension Plan is a strong retention tool because executives are generally not eligible for such benefits if they leave the Company prior to reaching age 60.

Other Benefits and Perquisites. Our executive officers are also eligible to receive certain other benefits and perquisites. These benefits include participation in our employee benefit plans, such as medical, supplemental life and disability insurance, our 401(k) plan with annual matching Company contributions up to a maximum of 4% of salary or $8,050, our relocation policy and our tuition reimbursement program, in each case on the same basis as our other employees. In light of the current economic slowdown, we suspended our 401K savings plan matching contributions program and tuition reimbursement program in 2009 for certain salaried employees including all executive officers. The perquisites for our Named Executive Officers consist of the participation in our leadership life insurance program in lieu of our basic life insurance, our supplementary pension plan (as described in Retirement Plans above) and, for one Named Executive Officer who joined the Company from GE in connection with the Acquisition, participation in our leased company vehicle program. The leased company vehicle program, however, is a carryover of GE’s program, which is being eliminated. While we believe that perquisites should be a minor part of executive compensation, we recognize the need to provide our executive officers with certain perquisites that are reasonable and consistent with our overall compensation program. The Compensation Committee periodically reviews the benefits and perquisites provided to our executive officers.

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

Compensation Committee of the Board of Directors of Holdings:

Joshua Harris

Stan Parker

Compensation Committee Interlocks and Insider Participation

Messrs. Harris and Parker, whose names appear on the Compensation Committee Report above, were Compensation Committee members since the committee’s formation in February 2007. Both of these directors are partners of Apollo Management, L.P., our controlling shareholder. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during fiscal year 2008.

Summary Compensation Table

The following table sets forth a summary of the compensation earned by our Named Executive Officers during the fiscal year ended December 31, 2008, a summary of the compensation earned by our Chief Executive Officer, former Chief Financial Officer, and General Counsel during the fiscal year ended December 31, 2007 and a summary of the compensation earned by our former Chief Financial Officer during the period from December 4, 2006 to December 31, 2006, which represents the period during 2006 subsequent to our Acquisition.

Name and Principal Position	Year	Salary ($)		Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compen- sation (4) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings (5) ($)	All Other Compen- sation (6) ($)	Total ($)

Dr. Jonathan Rich	2008	650,000		—	—	—	—	140,336	57,073	847,409
President and Chief Executive Officer	2007	365,789	(7)	182,894	—	418,637	227,771	—	42,178	1,237,269

Steven Delarge (8)	2008	328,869		—	—	—	—	98,589	17,038	444,496
Chief Financial Officer	2007 2006	308,626 22,236		460,000 18,633	— —	52,242 —	72,759 —	192,941 —	19,148 3,280	1,105,716 44,149

Mark Irwin (9) Global Business Development Manager	2008	310,543		—	—	—	—	27,373	310,910	648,826

Douglas Johns	2008	306,863		—	—	—	—	61,835	261,902	630,600
General Counsel and Secretary	2007	287,080		297,000	—	45,007	69,897	108,065	11,508	818,557

Edward Stratton Global Human Resources Leader	2008	297,381		—	—	—	—	57,047	234,257	588,685

(1)	For fiscal year 2008, no Named Executive Officer was eligible to receive a retention or guaranteed bonus. For fiscal year 2007, certain Named Executive Officers were eligible to receive: (i) cash retention bonuses for remaining in the employment of the Company from December 3, 2006 through December 3, 2007, the one-year anniversary of the Acquisition, and (ii) minimum guaranteed incentive bonuses under the Company’s 2007 incentive bonus plan. The retention bonuses and/or minimum guaranteed incentive bonuses earned by Messrs Rich, Delarge and Johns in 2007 were: (i) Rich: Guaranteed Minimum Incentive Bonus—$182,894; (ii) Delarge: Guaranteed Minimum Incentive Bonus—$210,000 and Retention Bonus—$250,000; and (iii) Johns: Guaranteed Minimum Incentive Bonus—$102,000 and Retention Bonus—$195,000. Pursuant to the merger agreement governing the Acquisition, GE reimbursed us for one-half of the retention bonuses. The amounts shown for Mr. Delarge in fiscal year 2006 represent a pro rata portion of his 2006 bonuses determined by GE.
(2)	This column reflects the amounts recognized for financial statement reporting purposes in the applicable fiscal year for the portion of the fair value of stock awards of Holdings common stock granted in such fiscal year in accordance with FAS 123(R). In fiscal year 2008, no Named Executive Officer purchased Holdings common stock. In fiscal year 2007, all of the Named Executive Officers purchased Holdings common stock under the 2007 Long-Term Incentive Plan at a price per share equal to the fair market value of the stock determined in accordance with the Plan at the time of sale. Since the stock was not purchased at a discount to its fair market value at the time of sale, no amount is recognized for financial statement reporting purposes in accordance with FAS 123(R).

(3)	This column reflects the amounts recognized for financial statement reporting purposes in the applicable fiscal year for the portion of the fair value of option awards to purchase Holdings common stock granted in such fiscal year in accordance with FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a description of the assumptions used in calculating the fair value of option awards in fiscal year 2007 under SFAS No. 123(R), see Note 12 Stock-based Compensation of the Notes to our Consolidated and Combined Financial Statements. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the Named Executive Officer.
(4)	This column reflects the amounts earned by the Named Executive Officers under our incentive bonus plan less the guaranteed portion of such bonuses. None of the Named Executive Officers were eligible for a guaranteed bonus in connection with fiscal year 2008. The guaranteed portion of the bonuses earned under our 2007 incentive bonus plan is described in footnote (1) above.
(5)	The change in pension values refers to the aggregate change in the present value of the Named Executive Officer’s accumulated benefits under all plans that provide for the payment of retirement benefits or benefits paid primarily after retirement (including tax-qualified defined benefit plans and supplemental executive retirement plans and excluding tax-qualified defined contribution plans) from the measurement date used for preparing the prior period year-end financial statements to the measurement date used for preparing the current period year financial statements. For our Named Executive Officers in 2008, such amounts were: Rich—$140,336, Delarge—$98,589, Irwin—$27,373, Johns—$61,835 and Stratton—$57,047. In 2007, such amounts for Messrs. Rich, Delarge and Johns were as follows: Rich—$0, Delarge—$192,941 and Johns—$108,065. See the Pension Benefits table below for additional information regarding our pension calculations, including the assumptions used for these calculations. Non-qualified deferred compensation earnings refer to above-market or preferential earnings on compensation that is deferred on a non-tax-qualified basis. None of our Named Executive Officers received non-qualified deferred compensation earnings.
(6)	The Named Executive Officers participated in the following Company programs in 2008 as indicated: (i) Rich: Leadership Life Insurance—$3,623, Relocation—$38,127, Relocation Tax Assistance—$8,290 and 401K Savings Plan Matching Payments—$7,033; (ii) Delarge: Automobile—$4,385, Leadership Life Insurance—$4,603 and 401K Savings Plan Matching Payments—$8,050; (iii) Irwin: Leadership Life Insurance—$849, Relocation—$284,253, Relocation Tax Assistance—$18,908 and 401K Savings Plan Matching Payments—$6,900; (iv) Johns: Leadership Life Insurance—$3,422, Relocation—$205,693, Relocation Tax Assistance—$44,737 and 401K Savings Plan Matching Payments—$8,050 and (v) Stratton: Leadership Life Insurance—$2,987, Relocation—$213,077, Relocation Tax Assistance—$10,143 and 401K Savings Plan Matching Payments—$8,050. Benefits provided under our relocation program were granted in connection with the relocation of our Global headquarters from Wilton, CT to Albany, NY.
(7)	Dr. Rich’s salary in 2007 reflects only the amounts paid in 2007 following his start date with the Company on June 8, 2007.
(8)	Mr. Delarge resigned as Chief Financial Officer and was appointed President and Chief Executive Officer of the Company’s Silicones Americas business on January 12, 2009.
(9)	Mr. Irwin resigned as Global Business Development Manager on January 30, 2009.

Management Arrangements

Rich Employment Agreement. In connection with his commencement of employment with the Company, Dr. Rich and the Company entered into an employment agreement on June 8, 2007. Dr. Rich’s employment agreement provides for an initial five-year employment period, subject to annual renewal unless either party gives 90 days notice of its intention not to renew. Pursuant to his employment agreement, Dr. Rich is entitled to an annual base salary of not less than $650,000 and is eligible for an annual target bonus of 100% of his base salary, which bonus may be higher or lower based on actual performance. In addition, Dr. Rich was entitled to a pro rata bonus for the Company’s 2007 fiscal year, with a minimum bonus of no less than one-half of the base salary that he earned during the year. Dr. Rich is also entitled to participate in employee benefit plans made available to senior executives of the Company and reimbursement for certain relocation expenses. A description of the severance provisions in Mr. Rich’s employment agreement is set forth below in “—Potential Payments upon Termination or Change in Control.”

Term Sheets. In connection with the consummation of the Acquisition, the Company entered into definitive and binding term sheets with the following Named Executive Officers. These binding term sheets provide for employment on an at-will basis and the following minimum levels of salary and target bonus (other than for Mr. Irwin who joined the Company following the closing of the Acquisition and was not eligible for a minimum level of salary and target bonus.)

Delarge Term Sheet. Pursuant to his term sheet, Mr. Delarge is entitled to an annual base salary of not less than $290,000 and is eligible for a target annual bonus of not less than $250,000 (with a minimum guaranteed bonus of $210,000 for fiscal year 2007). Mr. Delarge is also entitled to $15,000 in annual compensation in lieu of GE benefits or participation in our leased vehicle program.

Johns Term Sheet. Pursuant to his term sheet, Mr. Johns is entitled to an annual base salary of not less than $270,000 and is eligible for a target annual bonus of not less than $130,000 (with a minimum guaranteed bonus of $102,000 for fiscal year 2007).

Stratton Term Sheet. Pursuant to his term sheet, Mr. Stratton is entitled to an annual base salary of not less than $220,000 and is eligible for a target annual bonus of not less than $175,000 (with a minimum guaranteed bonus of $143,000 for fiscal year 2007). In 2008, Mr. Stratton’s compensation was realigned such that his annual base salary was increased and his minimum annual target bonus was reduced.

Pursuant to their term sheets, the above Named Executive Officers are entitled to severance benefits that are no less favorable than those to which such executive was entitled to under the policies and practices of GE in effect as of December 3, 2006 (except in the case of Mr. Johns whose severance benefits were increased), which are more fully described below in “Potential Payments Upon Termination or Change in Control”. Pursuant to their term sheets, the above Named Executive Officers are also subject to certain non-competition and non-solicitation restrictions during the terms of their employment and for one year following the termination of their employment, and ongoing confidentiality obligations. The above Named Executive Officers were also obligated under their term sheets to purchase common stock of Holdings. In connection with such purchases, Holdings was obligated to grant the Named Executive Officers options to purchase additional shares of Holdings common stock. Such stock purchases and option grants are described below in “Management Share Purchases” and “Equity Compensation Awards”, respectively.

Management Share Purchases. No Named Executive Officers purchased Holdings common stock in 2008. In 2007, certain Named Executive Officers purchased Holdings common stock under Holdings’ Long-Term Incentive Plan in connection with the Acquisition, their hiring or their promotion to a new position. Such purchases were made pursuant to a subscription agreement at a price per share equal to $100, the same purchase price per share paid by Apollo in the Acquisition.

On June 8, 2007, Dr. Rich invested $2.5 million in Holdings, pursuant to which he purchased 25,000 shares of Holdings common stock. On March 30, 2007, Messrs. Delarge, Irwin, Johns and Stratton purchased 2,500, 3,500, 2,500 and 3,500 shares of Holdings common stock, respectively, at a per share price of $100 following Holding’s establishment of the 2007 Long-Term Incentive Plan.

All Holdings common stock purchased by the Named Executive Officers are subject to restrictions on transfer, repurchase rights and other limitations set forth in a securityholders agreement. See “Certain Relationships and Related Party Transactions and Director Independence.”

Equity Compensation Awards. No Named Executive Officers were granted options to purchase Holdings common stock in 2008. In 2007, Holdings granted options to purchase shares of Holdings common stock under the 2007 Long-Term Incentive Plan to certain Named Executive Officers in connection with the Acquisition, their hiring or their promotion to a new position. Such grants were made pursuant to written option grant agreements. The exercise price per share of the Holdings common stock subject to the options issued in 2007 to the Named Executive Officers is $100 per share, the same purchase price per share paid by Apollo in the Acquisition. Assuming continued employment with the Company, approximately one-third of the options granted to the Named Executive Officers are time vesting options that will vest and become exercisable in five equal installments on each of the 14th, 24th, 36th, 48th and 60th month anniversaries of the consummation of the Acquisition (except for Dr. Rich whose vesting scheduled is based on the date of grant and whose first installment vests on the 12th month anniversary of the date of grant), and approximately two-thirds of the options are performance vesting options, one half of which would vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of at least 20%, and the remaining half of which would vest upon the achievement of an internal rate of return of such funds of at least 25%.

On June 8, 2007, Holdings granted Dr. Rich options to purchase 75,000 shares of Holdings common stock at an exercise price of $100 per share. On March 30, 2007 upon the establishment of the 2007 Long-Term Incentive Plan, Holdings granted Messrs. Delarge, Irwin, Johns and Stratton 8,125, 8,500, 7,000 and 8,500 options to purchase Holdings common stock, respectively, at an exercise price of $100 per share. All of the above options were granted under the 2007 Long-Term Incentive Plan.

Grants of Plan Based Awards

The following table sets forth information regarding plan-based awards that were granted to each Named Executive Officer in 2008 under the 2008 incentive bonus plan. No common stock, options or other rights were granted under our 2007 Long-Term Incentive Plan in fiscal year 2008.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dr. Jonathan Rich	N/A	1	650,000	1,300,000	—	—	—	—	—	—	—
Steven Delarge	N/A	1	272,000	544,000	—	—	—	—	—	—	—
Mark Irwin (2)	N/A	1	140,000	280,000	—	—	—	—	—	—	—
Douglas Johns	N/A	1	130,000	260,000	—	—	—	—	—	—	—
Edward Stratton	N/A	1	126,000	252,000	—	—	—	—	—	—	—

(1)	The amounts shown in these columns represent the threshold, target and maximum awards that could have been earned by the Named Executive Officers under our 2008 incentive bonus plan. The Named Executive Officers were eligible to receive bonuses ranging from zero to two times their target bonus depending on the overall business performance of the Company or a specific business of the Company in fiscal year 2008. Target bonuses for the Named Executive Officers ranged from 45% to 100% of the executive’s base salary applicable for the 2008 incentive bonus plan.
(2)	Mr. Irwin resigned as Global Business Development Manager on January 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options outstanding at December 31, 2008 for each of the Named Executive Officers. Such stock options are exercisable for shares of common stock of Holdings. The vesting dates applicable to each stock option award are set forth in footnotes below the table. There were no unvested stock awards for our Named Executive Officers outstanding at December 31, 2008.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Dr. Jonathan Rich
Tranche A Options	—	25,000	(2)	—	100	6/8/17	—	—	—	—
Tranche B Options	—	25,000		—	100	6/8/17	—	—	—	—
Tranche C Options	—	25,000		—	100	6/8/17	—	—	—	—

Steven Delarge
Tranche A Options	—	2,709	(3)	—	100	3/30/17	—	—	—	—
Tranche B Options	—	2,708		—	100	3/30/17	—	—	—	—
Tranche C Options	—	2,708		—	100	3/30/17	—	—	—	—

Mark Irwin
Tranche A Options	—	2,834	(4)	—	100	3/30/17	—	—	—	—
Tranche B Options	—	2,833		—	100	3/30/17	—	—	—	—
Tranche C Options	—	2,833		—	100	3/30/17	—	—	—	—

Douglas Johns
Tranche A Options	—	2,334	(5)	—	100	3/30/17	—	—	—	—
Tranche B Options	—	2,333		—	100	3/30/17	—	—	—	—
Tranche C Options	—	2,333		—	100	3/30/17	—	—	—	—

Edward Stratton
Tranche A Options	—	2,834	(6)	—	100	3/30/17	—	—	—	—
Tranche B Options	—	2,833		—	100	3/30/17	—	—	—	—
Tranche C Options	—	2,833		—	100	3/30/17	—	—	—	—

(1)

All options issued to Dr. Rich were granted on June 8, 2007. All options issued to Messrs. Delarge, Irwin, Johns and Stratton were granted on March 30, 2007. Assuming continued employment with the Company, (i) the Tranche A options vest in five equal installments on each of the 14th, 24th, 36th, 48th and 60th month anniversaries of the consummation of the Acquisition (except for Dr. Rich whose vesting schedule is based on the date of grant and whose first installment vests on the 12th month anniversary of the date of grant), (ii) the Tranche B options vest upon the achievement of an internal rate of return of funds managed by Apollo with respect to its investment in Holdings of at least 20% and (iii) the Tranche C options vest upon the achievement of an internal rate of return of such funds of at least 25%.

(2)

Includes Tranche A options to purchase 5,000 shares of Holdings common stock that are vested. Assuming Dr. Rich’s continued employment with the Company, Tranche A options to purchase 5,000 shares of Holdings common stock vest on June 8th of each year from 2009 through 2012.

(3)

Includes Tranche A options to purchase 1,084 shares of Holdings common stock that are vested. Assuming Mr. Delarge’s continued employment with the Company, approximately 542 shares will vest on December 3rd of each year from 2009 through 2011.

(4)	Includes Tranche A options to purchase 1,134 shares of Holdings common stock that are currently vested. In connection with Mr. Irwin’s separation from the Company on January 30, 2009, the foregoing vested options will expire on April 30, 2009, if not exercised prior to such date. All of Mr. Irwin unvested options expired on January 30, 2009.

(5)

Includes Tranche A options to purchase 934 shares of Holdings common stock that are vested. Assuming Mr. Johns’ continued employment with the Company, approximately 467 shares will vest on December 3rd of each year from 2009 through 2011.

(6)

Includes Tranche A options to purchase 1,134 shares of Holdings common stock that are vested. Assuming Mr. Stratton’s continued employment with the Company, approximately 567 shares will vest on December 3rd of each year from 2009 through 2011.

Option Exercises and Stock Vested

No options were exercised by the Named Executive Officers in fiscal year 2008. None of the Named Executive Officers were granted vested common stock during fiscal year 2008.

Pension Benefits

The following table sets forth for each Named Executive Officer information regarding the benefits payable under each of our plans that provides for payments or other benefits at, following, or in connection with such Named Executive Officer’s retirement. The following table does not provide information regarding tax-qualified or nonqualified defined contribution plans.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)(3)	Payments During 2008 ($)
Dr. Jonathan Rich	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	1.567 1.567 1.567	22,131 118,204 —	— — —

Steven Delarge	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	29.501 29.501 29.501	31,836 259,694 —	— — —

Mark Irwin	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	3.612 3.612 3.612	31,090 60,860 —	— — —

Douglas Johns	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	17.121 17.121 17.121	44,499 128,369 —	— — —

Edward Stratton	Momentive Pension Plan Momentive Supplementary Pension Plan Momentive Excess Benefits Plan	27.989 27.989 27.989	36,301 114,843 —	— — —

(1)	Messrs. Delarge, Irwin, Johns and Stratton have received credit for their years of service with GE prior to the Acquisition for purposes of determining their eligibility for Momentive pension benefits.
(2)	The accumulated benefit is based on service and earnings (base salary and bonus, as described below) that are considered by the plans for the period from January 29, 2007 to December 31, 2008. The present value has been calculated assuming the Named Executive Officers will remain in service with the Company until the age at which retirement could have occurred without any reduction in benefits under the Momentive Supplementary Pension Plan (age 60 for Messrs. Delarge, Irwin, Johns and Stratton; age 65 for Dr. Rich) and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 17 of the Notes to our Consolidated and Combined Financial Statements. As described in such note, the interest assumption is 5.90%. If the assumed retirement age was changed to age 65, the normal retirement age on or after April 1, 2008 for exempt employees as defined in the plans, the present value in total for the three plans would instead be $140,335, $203,652, $65,572 $122,391 and $107,338 for each of Messrs. Rich, Delarge, Irwin, Johns and Stratton, respectively. The post-retirement mortality assumption is based on the Uninsured Pensioner 1994 Mortality Table projected to 2015. None of the Named Executive Officers were vested in the Momentive Supplementary Pension Plan as of December 31, 2008.

(3)	Dr. Rich and Mr. Irwin became eligible for benefits under the plan on January 1, 2008 and January 1, 2007, the beginning of the first fiscal year following their hire dates. Mr. Irwin forfeited his pension benefits upon his resignation on January 30, 2009.

Momentive Pension Plan. The Momentive Pension Plan is a funded and tax qualified retirement program that covers approximately 2,200 eligible U.S. employees as of December 31, 2008. As applicable to the Named Executive Officers, the plan provides benefits based primarily on a formula that takes into account the executive’s earnings for each fiscal year. For fiscal years 2008 and later, the formula under the plan provides an annual benefit accrual equal to the number of the employee’s years of credited service earned after 2007 multiplied by the sum of 1.1% of the executive’s average of compensation in the highest 5 consecutive years of the last 10 years prior to termination (the “5 year average compensation”) up to “covered compensation” and 1.6% of final 5 year average compensation in excess of “covered compensation.” “Covered compensation” is currently $55,000 and for fiscal years through 2010 and later will vary over the years based in part on changes in the average of the Social Security taxable wage bases. The executive’s annual earnings taken into account under this formula include base salary and one-half of the eligible bonus payments, but may not exceed an IRS-prescribed limit applicable to tax-qualified plans of $230,000 for 2008.

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

The accumulated benefit an employee earns over his or her career with the Company is payable starting after retirement on a monthly basis for life with a guaranteed minimum term of five years. Beginning on April 1, 2008, U.S. employees that are classified as exempt employees, including the Named Executive Officers, are generally eligible to retire under this plan with unreduced benefits at age 65 (or at age 62 with 25 years of service if hired before January 1, 2005). U.S. employees that are classified as non-exempt employees are generally eligible to retire under this plan with unreduced benefits at age 60. Employees vest in the Momentive Pension Plan at the earlier of five years of qualifying service or age 60. In addition, the Plan provides for Social Security supplements if the employee was hired prior to January 1, 2005 and spousal joint and survivor annuity options.

Benefits under the Momentive Pension Plan are subject to the limitations imposed under section 415 of the Internal Revenue Code. The section 415 limit for 2008 is $185,000 per year for a single life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distribution and different annuity starting dates.

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

The Company established the above pension plans for U.S. employees in 2007 and such employees are eligible for benefits under the plans starting from the later of January 29, 2007 or their hire date. No pension benefits were paid to any of the Named Executive Officers in the fiscal year 2008. The Company does not have a policy for granting extra pension service. The Company intends to meet the 2008 plan year minimum funding requirements for the Momentive Pension Plan by September 2009.

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

The Company’s employment of Messrs. Delarge, Irwin, Johns and Stratton are governed by binding term sheets between the Company and each executive. Pursuant to their term sheets, Messrs. Delarge, Irwin, Johns and Stratton are entitled to severance benefits that are no less favorable than those provided to them under the policies and practices of GE in effect on December 3, 2006, other than with respect to benefits pursuant to any early retirement program, which may be changed from time to time (except in the case of Mr. Johns whose severance benefits were increased). Accordingly, upon termination of their employment by the Company without “cause” (as defined in the applicable severance policy), Messrs. Delarge, Irwin, Johns and Stratton would be entitled to stay on the Company’s payroll at their salary then in effect including benefits (health, life insurance, etc.) for up to a specified period (Delarge and Johns—1 year; Irwin and Stratton—6 months) or until they begin full-time employment with another employer, whichever event occurs first. In addition, it is expected that the Company will continue a pre-existing practice to offer outplacement services via a nationally recognized firm for executives. These severance benefits would be contingent on execution of a separation agreement and general release of claims against the Company by the executive. Pursuant to their term sheets, the above executives are subject to non-competition and non-solicitation restrictions during their employment and for one year following termination, and an ongoing confidentiality obligation. In addition, pursuant to the terms of a securityholders agreement, in the event that the Company terminates their employment without “cause” or the executive resigns for “good reason” (as such terms are defined in the securityholders agreement), the Named Executive Officers may exercise put rights within 90 days of their termination of employment entitling them to sell all (but not less than all) of their shares of Holdings common stock back to Holdings at a price equal to their original cost. The securityholders agreement also subjects each of these executives to additional non-competition and non-solicitation restrictions during their employment and for one year following termination.

The table below includes estimated cash compensation and the estimated value of non-cash benefits that each Named Executive Officers would be entitled to receive, assuming such executive was terminated without “cause” (as defined in the applicable employment agreement or GE severance policy) by the Company on December 31, 2008, and with respect to Dr. Rich only, assuming such executive resigned with “good reason” (as defined in his employment agreement) on December 31, 2008. The table does not include the value of any put right entitling the executive to sell back all of the executive’s common stock in Holdings in the event of such termination.

Name	Estimated Cash Compensation ($) (1)	Estimated Value of Non Cash Benefits ($) (2)
Dr. Jonathan Rich	1,625,000	6,686
Steven Delarge	607,000	21,570
Mark Irwin	300,000	15,017
Douglas Johns	448,000	17,589
Edward Stratton	280,000	17,109

(1)	This column reflects cash severance payments (based on salary as of December 31, 2008) and a cash bonus equal to the target bonus payable under the 2008 incentive bonus plan.
(2)	This column reflects the value of health care benefits for Mr. Rich, the value of health care benefits, life insurance benefits and outplacement benefit services for Messrs. Delarge, Irwin, Johns and Stratton. Such values are based on assumptions used for financial reporting purposes under generally accepted accounting principals.

In addition, pursuant to their option agreements, time-based stock options granted to the Named Executive Officers will vest as follows in connection with a change in control of Holdings: (i) if Apollo realizes at least a 20% cash-on-cash return upon such change in control, 50% of the time-based options will vest upon the earlier of 12 months of continued employment after the change in control or termination of the Named Executive Officer’s employment without cause or for good reason during this 12-month period and (ii) if Apollo realizes at least a 25% cash-on-cash return upon such change in control, 100% of the time-based options will vest upon the earlier of the 12 month anniversary of the change in control and the qualifying termination of employment described above. Performance-based options will vest in connection with a change in control to the extent the applicable performance targets are met.

Other than as described above, neither the Company nor Holdings has any specific change in control policies.

Compensation of Directors

The following table shows compensation information during fiscal year 2008 for each Director of Holdings and the Company who is not a Company employee. Holdings does not have a compensation program in effect for its Directors that are Company employees. The Company does not have a compensation program in effect for its Directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Harris	83,000	—	—	—	—	—	83,000
William Joyce	86,000	—	—	—	—	—	86,000
Scott Kleinman	92,000	—	—	—	—	—	92,000
Stan Parker	89,000	—	—	—	—	—	89,000
Marvin Schlanger	83,000	—	—	—	—	—	83,000
Wayne Hewett (3)	83,000	—	—	—	—	—	83,000
Justin Stevens	54,875	—	88,074	—	—	—	142,949

(1)	“Fees Earned or Paid in Cash” refer to all cash fees that we paid or were accrued in 2008, including annual retainer fees, committee fees and meeting fees.
(2)	All options issued to Mr. Stevens in 2008 were Tranche D options not subject to vesting. The grant date fair value of the option award determined in accordance with FAS 123(R) was $88,074. As of December 31, 2008, Mr. Stevens held options to purchase 2,000 shares of Holdings common stock with an exercise price per share of $131 and Messrs. Harris, Joyce, Kleinman, Parker, Schlanger and a GE affiliate (as a result of Mr. Stephen Sedita’s service on the Board) each held options to purchase 2,000 shares of Holdings common stock with an exercise price per share of $100.
(3)	Mr. Hewett had been appointed to the Board of Holdings as the designee of the GE affiliate. In accordance with GE’s internal policies, the equity and non-equity director compensation that Mr. Hewett was entitled to receive was paid to the GE affiliate that designated Mr. Hewett for appointment to the Board. Mr. Hewett subsequently resigned in February 2009 and was replaced on the Board of Holdings by Sherwood Dodge, the designee of the GE affiliate.

Under Holdings’ compensation plan for its Directors in effect now and in 2008, each Director of Holdings that is not a Company employee is entitled to an annual retainer of $75,000 paid quarterly in advance, plus $2,000 for each meeting of the Board attended in person or $1,000 if attended by telephone. Each Holdings Board committee member that is not a Company employee is also entitled to receive $2,000 for each committee meeting attended in person, or $1,000 for each committee meeting attended by telephone. In addition, following their appointment to the Board, Holdings’ current practice is to grant each new Director of Holdings who is not a Company employee fully-vested options to purchase 2,000 shares of Holdings common stock at an exercise price equal to the greater of (i) the fair market value of the stock determined in accordance with the Plan at the time of grant and (ii) $100 per share, the same purchase price per share paid by Apollo in the Acquisition. In connection with the Acquisition, each Director of Holdings that was not an employee of the Company was entitled to receive fully-vested options to purchase 2,000 shares of Holdings common stock at an exercise price of $100 per share, the fair market value of the stock determined in accordance with the Plan at the time of grant and the same purchase price per share paid by Apollo in the Acquisition. In addition, in connection with his agreement to serve on the Board of Directors of Holdings, in 2007, Apollo sold 2,500 shares of Holdings common stock to Mr. Schlanger at a price per share of $100, the same purchase price per share paid by Apollo in the Acquisition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of our capital stock. The following table sets forth as of March 2, 2009 information regarding the beneficial ownership of the common stock of Holdings and shows the number of shares and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Holdings;

•	each of our named executive officers;

•	each member of the board of directors of Holdings; and

•	all of the executive officers and members of the board of directors of Holdings as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 9, 2009. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Management VI, L.P. and affiliates (1)	4,617,876	90.17%
GE Capital Equity Investments, Inc. (2)	505,500	9.83%
Dr. Jonathan Rich (3)(4)(5)	30,000	—
Steven Delarge (3)(4)(6)	3,584	—
Mark Irwin (3)(4)(7)	4,634	—
Douglas Johns (3)(4)(8)	3,434	—
Edward Stratton (3)(4)(9)	4,634	—
Joshua Harris (10)(11)	2,000	—
Dr. William Joyce (10)(12)	2,000	—
Scott Kleinman (10)(11)	2,000	—
Stan Parker (10)(11)	2,000	—
Justin Stevens (10)(11)	2,000	—
Sherwood Dodge (13)	0	—
Marvin Schlanger (4)(10)(14)	4,500	—
Executive Officers and Directors as a group (4)(15)	69,566	1.35%

Total	5,121,376	100.00%

(1)	Includes shares owned by the following group of investment funds and vehicles affiliated with Apollo Management VI, L.P.: (i) 2,380,609.9730 shares of common stock owned by Apollo Investment Fund VI, L.P., whose general partner is Apollo Advisors VI, L.P., whose general partner is Apollo Capital Management VI, LLC; (ii) 2,148,390.0270 shares of common stock owned by AP Momentive Holdings, LLC, whose sole manager is Apollo Management VI, L.P., whose general partner is AIF VI Management, LLC. The address of each of these entities is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019. Also includes 88,876 shares for which Apollo Management VI, L.P. has voting power pursuant to proxies granted by all stockholders of Holdings other than GE Capital Equity Investments, Inc. and affiliates of Apollo Management VI, L.P. under the terms of our securityholders agreement.

(2)	Includes 2,000 shares issuable upon the exercise of outstanding options issued in respect of service on Holdings Board of Directors by the designee of GE Capital Equity Investments, Inc. The address of GE Capital Equity Investments, Inc. is 299 Park Avenue, New York, New York 10171.
(3)	The address of Messrs. Rich, Delarge, Irwin, Johns and Stratton is c/o Momentive Performance Materials Inc., 22 Corporate Woods Blvd., Albany, New York 12211.
(4)	Apollo Management VI, L.P. has voting power with respect to such shares pursuant to proxies granted under the terms of our securityholders agreement.
(5)	Includes 5,000 shares issuable upon the exercise of options that are exercisable within sixty days of March 2, 2009.
(6)	Includes 1,084 shares issuable upon the exercise of options that are exercisable within sixty days of March 2, 2009.
(7)	Includes 1,134 shares issuable upon the exercise of options that are exercisable within sixty days of March 2, 2009.
(8)	Includes 1,084 shares issuable upon the exercise of options that are exercisable within sixty days of March 2, 2009.
(9)	Includes 1,134 shares issuable upon the exercise of options that are exercisable within sixty days of March 2, 2009.
(10)	Includes for each of Messrs. Harris, Joyce, Kleinman, Parker, Stevens and Schlanger 2,000 shares issuable upon the exercise of options.
(11)	The address of Messrs. Harris, Kleinman, Parker and Stevens is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(12)	The address of Dr. Joyce is c/o Nalco Holdings Company, 1601 W. Diehl Road, Naperville, Illinois 60563.
(13)	The address of Mr. Dodge is c/o GE Capital Equity Investments, Inc., 299 Park Avenue, New York, New York 10071.
(14)	The address of Mr. Schlanger is 15 Southwood Drive, Cherry Hill, New Jersey 08008.
(15)	Includes 23,675 shares issuable upon the exercise of outstanding options.

Equity Compensation Plan Information

We have no compensation plans that authorize issuing our common stock to employees or non-employees.

The following table summarizes certain information related to Holdings Long-Term Incentive Plan, pursuant to which Holdings may sell shares and grant options and other securities to our employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2008	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of December 31, 2008
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	—	—	—
Equity Compensation plans not approved by security holders
Long-Term Incentive Plan	212,301	$100.74	415,151	(1)

(1)	The number of securities remaining available for future issuance under the Long-Term Incentive Plan has been reduced by the shares of common stock sold under the Plan since the adoption of the Plan. Such shares were sold at fair market value determined in accordance with the Long-Term Incentive Plan on the date of sale.

On March 30, 2007, Holdings adopted the 2007 Long-Term Incentive Plan, which permits Holdings to sell shares and grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, consultants to, or certain investors in Holdings or any of its subsidiaries, including the Company. As of December 31, 2008, there were 500,000 shares of common stock of Holdings authorized for issuance under the 2007 Long-Term Incentive Plan. Additional information regarding the Long-Term Incentive Plan can be found in Note 12 (Stock-Based Compensation) of the Notes to our Consolidated and Combined Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Momentive Group has entered into various agreements with GE and Apollo primarily in connection with the Acquisition on terms which management has concluded are fair to us.

Transition Services Agreement

GE and Holdings entered into a transition services agreement at the closing of the Acquisition on December 3, 2006. Under this agreement, GE agreed to provide the Momentive Group various services, for example, certain IT services, access to certain GE systems and historical data, human resource service and Environmental Health and Safety services. Holdings agreed that the Momentive Group would provide to GE certain IT and Environmental Health and Safety services. GE and Holdings agreed to provide these services, assistance and use of certain facilities on an interim basis for up to two years, with possible extensions of up to one additional year, to permit us to transition to a stand-alone business and to permit GE to find replacement providers. The TSA recently expired according to its terms on December 3, 2008. Pursuant to this agreement, the Momentive Group incurred fees for TSA services provided by GE of approximately $2.8 million in fiscal year 2008.

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

Intellectual Property Cross License Agreement

GE and Holdings are parties to an intellectual property cross-licensing agreement to ensure that the Momentive Group owns or has the right to use all intellectual property necessary to conduct its business as was conducted at the time of the Acquisition. The agreement provides for four different categories of ownership and licensing terms (including the scope, duration and exclusivity of the license) based on the use of the intellectual property by the Momentive Group or by GE prior to closing of the Acquisition. All licenses of intellectual property by GE to the Momentive Group or by the Momentive Group to GE are perpetual and royalty-free.

Siloxane Off-Take, Long-Term Siloxane Supply and Technology License Agreement

One of our subsidiaries, Momentive Performance Materials (Thailand) Ltd., is presently a party to an off-take agreement that provides for ASM, which is owned 50% by GE Monomer (Holdings) Pte. Ltd. and its affiliates, to supply siloxane and certain related products to us through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the Acquisition, GE, GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., Holdings and Momentive Performance Materials (Thailand) Ltd., formerly known as GE Toshiba Silicones (Thailand) Limited, entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure Momentive Performance Materials (Thailand) Ltd. a minimum annual supply of siloxane and certain related products equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve-month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, Momentive Performance Materials (Thailand) Ltd. will pay approximately $93 million in 2009 for off-take product, and it is expected it will pay approximately $1.7 billion over the remaining term of the agreement, assuming current volumes, without taking account for inflation and changes in foreign exchange rates. Pursuant to the off-take agreement, Momentive Performance Materials (Thailand) Ltd. purchased approximately $99.3 million of off-take product in fiscal year 2008. For as long as the current off-take agreement is in effect, we will continue to pay the pricing specified in that agreement. After expiration of the off-take agreement, we will pay the same price at which ASM sells product to GE Monomer (Holdings) Pte. Ltd.

At the closing of the Acquisition, pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to Momentive Performance Materials (Thailand) Ltd. and Momentive Performance Materials (Thailand) Ltd. assumed all of the obligations GE Monomer (Holdings) Pte. Ltd. under such agreement. Pursuant to the Technology License Agreement, which terminates in 2039, Momentive Performance Materials (Thailand) Ltd. received royalties from ASM of approximately $2.1 million during fiscal year 2008. Over the remaining term of the Technology License Agreement with ASM, we estimate that Momentive Performance Materials (Thailand) Ltd. will receive royalties of approximately $60 million from ASM.

Product Supply and Distribution Agreements with GE and its Affiliates

At the closing of the Acquisition, the Company and GE entered into a number of product supply agreements pursuant to which we agreed to supply certain silicones and quartz products to GE’s Plastics, Aviation, Energy and Lighting divisions and entered into a distribution agreement pursuant to which we agreed to distribute silicones products through GE’s Polymershapes division. The agreements with GE’s Plastics and Polymershapes divisions were subsequently assigned by GE to unaffiliated third parties in connection with GE’s sale of its Plastics business to Saudi Basic Industries Corporation on August 31, 2007. Subsequent to the Acquisition, we also agreed to supply certain silicone products to various other GE divisions and other affiliates. The agreements with GE or its affiliates have remaining terms ranging from one to five years with the exception of a small aviation contract which has a remaining term of sixteen years. These agreements in certain cases obligate us to supply, and GE to purchase, minimum volumes of product or require GE to purchase a specified percentage of its requirements of certain products from us. Pursuant to these agreements and other purchase orders, we sold GE and its affiliates approximately $19.3 million of products in fiscal year 2008. Over the remaining terms of these agreements, we estimate that we will sell to GE and its affiliates a total of approximately $70 million of products.

Service and Product Agreements with GE and its Affiliates

At the closing of the Acquisition, the Company and GE entered into four other commercial agreements pursuant to which GE affiliates provide us with certain services, raw materials and products, including materials testing services, acetone supply and production and refurbishment of certain equipment. The agreement regarding the supply of acetone was subsequently assigned by GE to an unaffiliated third party in connection with GE’s sale of its Plastics business to Saudi Basic Industries Corporation on August 31, 2007. Subsequent to the Acquisition, we also entered into a variety of lease and service agreements with GE or its affiliates, pursuant to which we lease various assets, including passenger vehicles, heavy equipment and computers, and GE or its affiliates provide us with various services, including credit card, fleet and outsourcing services. The commercial agreements and the lease and service agreements with GE and its affiliates have remaining terms ranging from one to five years. Pursuant to these agreements and other purchase orders, we purchased approximately $43.0 million of goods and services in fiscal year 2008. Over the remaining terms of these agreements, we estimate that we will purchase from GE and its affiliates a total of approximately $35 million of goods and services.

Product and Service Purchases and Sales with Affiliates of Apollo

We also supply products to, and purchase products and services from, various affiliates of Apollo. We sold Apollo affiliates approximately $1.7 million of products in fiscal year 2008. We purchased from Apollo affiliates approximately $0.7 million of products and services in fiscal year 2008.

Development Agreement

Holdings is party to a research and development agreement with GE’s Global Research Center that will provide for the continuation of certain of our research development activities undertaken by GE Global Research. We pay GE for costs incurred in connection with the research and development services provided by GE and reimburse GE for expenses related to projects under the agreement. The extent of each party’s intellectual property rights for each project depend on the classification assigned to the project by the parties. The agreement expires on December 31, 2010. Pursuant to this agreement, we incurred fees of approximately $1.2 million in fiscal year 2008. We do not expect material expenditures under this agreement during the remaining term.

Employee Lease Agreements

Following the closing of the Acquisition, GE and Holdings were parties to two employee lease agreements with respect to certain U.S. and non-U.S. employees of the Business, under which certain employees of the Business would remain employed by GE but provide their services to the Momentive Group. The employment of the vast majority of persons covered by the two lease agreements has been transferred to the Momentive Group. The agreement with respect to U.S. based employees was terminated in 2007. The agreement with respect to non-U.S. employees covers only a small number of employees and is in effect until December 3, 2011. Holdings may terminate this lease arrangement upon 20 days’ notice. Pursuant to this agreement, the Momentive Group incurred fees of approximately $0.6 million in fiscal year 2008. The Momentive Group estimates that it will incur fees of approximately $2.7 million over the remaining term of this agreement.

Warrants

At the closing of the Acquisition, Holdings issued to GE warrants to purchase up to 155,722 shares of Holdings’ common stock at $100 per share. The warrants have since been transferred to GE Capital Equity Investments, Inc. with our consent. The warrants are non-transferable for one year, and will expire on June 4, 2017.

Securityholders Agreement

Holdings, Apollo and GE and those members of our management team or service providers who acquire shares of Holdings common stock or options to acquire shares of Holdings common stock, have entered into a securityholders agreement that is intended, among other things, to provide for the orderly governance of Holdings. Pursuant to the securityholders agreement, GE Capital Equity Investments, Inc. (“GE Equity”) is entitled to designate one member of the Holdings board of directors (currently, Sherwood Dodge) or one non-voting observer of Holdings board meetings, depending on its level of ownership of Holdings. Until Holdings completes underwritten, registered public offerings of at least $250 million in the aggregate of Holdings common stock (a “Qualified IPO”) or until the securityholders agreement is terminated, Apollo holds a proxy to vote all the shares of holders other than GE Equity, non-Apollo holders may participate pro rata in certain transfers of Holdings common stock by Apollo, Apollo may require that non-Apollo holders participate pro rata in certain sales of Holdings common stock by Apollo, and non-Apollo holders may not otherwise dispose of their shares of Holdings common stock except in certain limited circumstances.

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

Debt Instruments acquired and held by Affiliates of Apollo

Certain affiliates of Apollo have independently acquired on the open market, and currently hold, financial debt instruments of the Company. During fiscal 2008, interest expense includes approximately $0.4 million related to this debt.

Apollo Management Agreement and Transaction Fee

Apollo and the Company are parties to a management agreement relating to the provision of certain financial and strategic advisory services and consulting services. The management agreement has an initial term ending on December 31, 2018. Terms of the agreement provide for annual fees of $3.5 million. We also paid Apollo and GE an aggregate fee of $40.0 million for services rendered in connection with the Acquisition and reimbursed the Sponsors for certain expenses incurred in rendering those services.

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

Related persons include directors and director nominees, executive officers, stockholders beneficially owning more than 5% of Holdings’ voting stock, and immediate family members of any of the previously described persons. A related person could also be an entity in which a director, executive officer or 5% shareholder is an employee, general partner or 5% shareholder.

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

The following table presents fees billed for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by KPMG LLP and its affiliated member firms during those periods.

	Year ended December 31,
	2008	2007
	($ in millions)
Audit fees	$4.8	5.6
Audit related fees	0.3	0.2
Tax fees	1.8	1.2

Total	$6.9	7.0

Audit Fees

Audit fees are fees billed for the audit of our annual financial statements and for the reviews of our quarterly financial statements in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees were comprised of assurance and related services that are related to the performance of the audit or review of the financial statements, including internal control reviews and attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents included in this report:

1.	Financial Statements—The Table of Contents on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits—Exhibits are incorporated herein by reference or are filed with this report as indicated below:

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (formerly known as Nautilus Holdings Acquisition Corp.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.1	Certificate of Incorporation, as amended, of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.2	Amended and Restated By-laws of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.3	Certificate of Incorporation, as amended, of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.4	Amended and Restated By-laws of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.5	Certificate of Incorporation, as amended, of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.6	Amended and Restated By-laws of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.7	Certificate of Incorporation, as amended, of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.8	Amended and Restated By-laws of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.9	Amended and Restated Operating Agreement of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.10	Articles of Organization, as amended, of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.11	Certificate of Incorporation, as amended, of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.12	Amended and Restated By-laws of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
3.13	Certificate of Incorporation, as amended, of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.14	Amended and Restated By-laws of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.15	Operating Agreement of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.16	Certificate of Formation of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.17	Operating Agreement of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.18	Certificate of Formation of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.19	Operating Agreement of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.1	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.2	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.3	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
4.4	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.5	9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.6	10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.7	11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.8	9% Senior Euro Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.9	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $765,000,000 9 3/ 4% Senior Notes Due 2014 (filed as the exhibit of the same number to our
Form S-4 Registration Statement, filed on September 14, 2007)

4.10	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.11	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.12	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.13	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the €275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

Exhibit Number	Description
4.14	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

10.1	$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2	Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3	Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4	Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**	Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

Exhibit Number	Description
10.8**	Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, Momentive Performance Materials (Thailand) Ltd. (formerly known as GE Toshiba Silicones (Thailand) Limited) and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9	Transition Services Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.10	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on
September 14, 2007)

10.11†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.12†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.13†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.14†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.15†	Employment Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Jonathan Rich (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.16†	Employment Agreement, dated March 19, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.17†	Separation Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.18†	Employment Agreement, dated April 1, 2007, between Momentive Performance Materials (Hong Kong) Limited and Eddy Wu (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 31, 2008)

10.19†	Annual Cash Bonus Plan (filed as the exhibit to our Quarterly Report on Form 10-Q, filed on May 14, 2008)

14.1	Code of Conduct (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
**	Certain portions of this document have been omitted pursuant to an order granting confidential treatment.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2009

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/S/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ JONATHAN D. RICH Jonathan D. Rich	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2009

/S/ ANTHONY S. COLATRELLA Anthony S. Colatrella	Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/S/ WILLIAM L. TORRENCE William L. Torrence	Controller	March 16, 2009

/S/ DOUGLAS A. JOHNS Douglas A. Johns	General Counsel, Secretary and Director	March 16, 2009

/S/ JUSTIN STEVENS Justin Stevens	Director	March 16, 2009

MOMENTIVE PERFORMANCE MATERIALS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Momentive Performance Materials Inc.:

We have audited the accompanying consolidated balance sheets of Momentive Performance Materials Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholder’s equity (deficit) and comprehensive income (loss) and cash flows for the years ended December 31, 2008 and 2007 and for the period from December 4, 2006 to December 31, 2006 (Successor), and the accompanying combined statements of operations, shareholder’s equity and comprehensive income (loss) and cash flows for the period from January 1, 2006 to December 3, 2006 of GE Advanced Materials (Predecessor), together referred to hereafter as the Company, as described in note 1. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from December 4, 2006 to December 31, 2006 (Successor), and the results of operations of GE Advanced Materials and its cash flows for the period from January 1, 2006 to December 3, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Albany, New York

March 13, 2009

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$340,542	249,056
Receivables, net (note 5)	408,851	494,010
Due from affiliates (note 3)	1,776	9,002
Inventories (note 6)	377,162	413,239
Prepaid expenses	10,295	11,541
Income tax receivable (note 13)	16,955	14,865
Deferred income taxes (note 13)	8,401	20,278
Other current assets	5,932	10,062

Total current assets	1,169,914	1,222,053
Property and equipment, net (note 7)	1,225,256	1,249,254
Other long-term assets	73,567	83,457
Deferred income taxes (note 13)	34,272	16,664
Investments in nonconsolidated affiliates	592	475
Intangible assets, net (note 8)	671,523	689,258
Goodwill (note 8)	409,239	1,186,053

Total assets	$3,584,363	4,447,214

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$320,994	329,564
Short-term borrowings (note 9)	6,726	4,768
Accrued expenses and other liabilities (note 10)	178,952	193,162
Accrued interest	18,615	18,545
Due to affiliates (note 3)	3,404	23,273
Accrued income taxes (note 13)	2,688	27,681
Deferred income taxes (note 13)	19,522	21,151
Current installments of long-term debt (note 9)	68,378	14,750

Total current liabilities	619,279	632,894

Long-term debt (note 9)	3,164,732	3,058,229
Other liabilities	72,283	85,488
Pension liabilities (note 17)	202,064	191,229
Deferred income taxes (note 13)	67,147	156,730

Total liabilities	4,125,505	4,124,570

Commitments and contingencies (note 16)

Minority interests (note 15)	3,844	4,024

Shareholder’s equity (deficit) (note 11):
Common stock	—	—
Additional paid-in capital	601,017	600,274
Accumulated deficit	(1,321,963)	(324,906)
Accumulated other comprehensive income	175,960	43,252

Total shareholder’s equity (deficit)	(544,986)	318,620

Total liabilities and shareholder’s equity (deficit)	$3,584,363	4,447,214

See accompanying notes to consolidated and combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated and Combined Statements of Operations

(Dollar amounts in thousands)

	Successor			Predecessor
	Year ended December 31,		For the periods from
	2008	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006
Net sales	$2,639,254	2,537,802	246,189	2,167,986
Cost of sales, excluding depreciation	1,837,783	1,653,140	185,261	1,397,590

Gross profit	801,471	884,662	60,928	770,396
Selling, general and administrative expenses (note 3)	422,654	389,160	25,957	381,194
Depreciation and amortization expenses	237,448	294,587	26,944	153,380
Research and development expenses	75,677	78,571	7,399	72,830
In-process research and development (note 8)	—	—	52,026	—
Restructuring and other costs (note 2(u))	44,767	40,152	200	10,600
Goodwill impairment charge (note 8)	857,539	—	—	—

Operating income (loss)	(836,614)	82,192	(51,598)	152,392
Other income (expense):
Interest income (note 3)	5,682	7,242	727	87,323
Interest expense (notes 3, 7 and 9)	(282,646)	(288,836)	(22,309)	(99,157)
Other income (expense), net (notes 2(r) and 3)	5,550	(19,976)	49	(4,705)
Minority interests (note 15)	461	(128)	(167)	(43,865)

Income (loss) before income taxes (benefit)	(1,107,567)	(219,506)	(73,298)	91,988
Income taxes (benefit) (note 13)	(110,510)	34,795	(2,693)	58,291

Net income (loss)	$(997,057)	(254,301)	(70,605)	33,697

See accompanying notes to consolidated and combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated and Combined Statements of Shareholder’s Equity (Deficit) and Comprehensive Income (Loss)

(Dollar amounts in thousands)

Predecessor	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Due to General Electric Company	Accumulated other comprehensive income (loss)	Total shareholder’s equity (deficit)	Comprehensive income (loss)
Balance at December 31, 2005	—	$—	—	—	2,160,461	14,225	2,174,686
Comprehensive income (loss):
Net income	—	—	—	—	33,697	—	33,697	$33,697
Foreign currency translation adjustment—net	—	—	—	—	—	36,741	36,741	36,741
Other comprehensive income adjustments—net	—	—	—	—	—	864	864	864

Total comprehensive income								$71,302

Net transfers from General Electric Company (note 3)	—	—	—	—	1,083,353	—	1,083,353

Balance at December 3, 2006	—	$—	—	—	3,277,511	51,830	3,329,341

Successor
Issuance of common stock, 100 shares at $ .01 par (note 11(a))	100	$—	643,160	—	—	—	643,160
Comprehensive income (loss):
Net loss	—	—	—	(70,605)	—	—	(70,605)	$(70,605)
Foreign current translation adjustments—net	—	—	—	—	—	4,098	4,098	4,098
Other comprehensive income adjustments—net	—	—	—	—	—	110	110	110

Total comprehensive loss								$(66,397)

Balance at December 31, 2006	100	—	643,160	(70,605)	—	4,208	576,763
Deemed dividend to General Electric Company	—	—	(44,441)	—	—	—	(44,441)
Stock option activity and other	—	—	1,555	—	—	—	1,555
Comprehensive income (loss):
Net loss	—	—	—	(254,301)		—	(254,301)	$(254,301)
Foreign currency translation adjustment—net	—	—	—	—	—	25,033	25,033	25,033
Other comprehensive income adjustments—net	—	—	—	—	—	14,011	14,011	14,011

Total comprehensive loss								$(215,257)

Balance at December 31, 2007	100	—	600,274	(324,906)	—	43,252	318,620

Deemed dividend to General Electric Company	—	—	(377)	—	—	—	(377)
Stock option activity and other	—	—	1,120	—	—	—	1,120
Comprehensive income (loss):
Net loss	—	—	—	(997,057)		—	(997,057)	$(997,057)
Foreign currency translation adjustment—net	—	—	—	—	—	142,057	142,057	142,057
Other comprehensive income adjustments—net	—	—	—	—	—	(9,349)	(9,349)	(9,349)

Total comprehensive loss								$(864,349)

Balance at December 31, 2008	100	$—	601,017	(1,321,963)	—	175,960	(544,986)

See accompanying notes to consolidated and combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated and Combined Statements of Cash Flows

(Dollar amounts in thousands)

	Successor			Predecessor
	Year ended December 31,		Period from
	2008	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006
Cash flows from operating activities:
Net income (loss)	$(997,057)	(254,301)	(70,605)	33,697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	237,448	294,587	26,130	153,380
Asset impairment charge	2,437	—	—	—
Goodwill impairment charge	857,539	—	—	—
Amortization of debt issuance costs	10,898	11,208	814	—
In-process research and development	—	—	52,026	—
Stock-based compensation expense	1,146	1,356	—	—
Deferred income taxes	(121,838)	5,494	(11,041)	604
Change in minority interests	(951)	(363)	179	43,865
Equity in income of non-consolidated affiliates	—	—	—	1,009
Noncash paid-in-kind interest election	16,312	—	—	—
Unrealized (gain) loss on derivative instruments	(11,756)	17,778	—	—
Gain on sale of technology	—	(1,646)	—	—
Changes in operating assets and liabilities:
Receivables	92,484	69,692	(50,405)	(276,803)
Inventories	40,058	42,446	71,095	(28,071)
Due to/from affiliates	(8,846)	(13,088)	10,370	(38,861)
Prepaid expenses and other assets	5,256	6,948	4,716	702
Trade payables	(26,128)	115,256	50,088	(39,605)
Accrued expenses and other liabilities	(15,384)	(12,323)	9,830	(50,277)
Accrued income taxes	441	(7,587)	8,349	(3,483)
Pension liabilities	(5,014)	26,070	(900)	2,658

Net cash provided by (used in) operating activities	77,045	301,527	100,646	(201,185)

Cash flows from investing activities:
Capital expenditures	(139,499)	(176,912)	(21,723)	(148,272)
Purchases of intangible assets	(9,648)	(2,896)	—	(1,739)
Payments associated with acquisition of OrganoSilicones Inc.	—	—	—	(56,260)
Investment in nonconsolidated affiliates	—	(766)	—	(37,462)
Payments associated with acquisition of Momentive Performance Materials Inc.	—	(61,985)	(3,704,361)	—
Proceeds from sale of technology	—	2,412	—	—

Net cash used in investing activities	(149,147)	(240,147)	(3,726,084)	(243,733)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	903,500	—
Capital contribution from joint venture partner	—	—	—	7,350
Dividend paid to joint venture partner	—	—	—	(63,664)
Net increase (decrease) in short-term borrowings	2,324	2,640	—	(693)
Proceeds from issuance of long-term debt	188,470	23,093	3,023,928	—
Payments of long-term debt	(15,631)	(10,804)	(50,000)	(3,089)
Debt issuance costs	—	—	(78,212)	—
Principal payments of capital lease obligations	—	(2,085)	(193)	(1,750)
Funds received from Xinan	—	19,792	—	—
Funds remitted to joint venture	(4,900)	(9,800)	—	—
Net transfers from General Electric Company & affiliates	—	—	—	101,578

Net cash provided by financing activities	170,263	22,836	3,799,023	39,732

Increase (decrease) in cash and cash equivalents	98,161	84,216	173,585	(405,186)

Effect of exchange rate changes on cash	(6,675)	(33,170)	(633)	21,469

Cash and cash equivalents, beginning of period	249,056	198,010	25,058	638,227

Cash and cash equivalents, end of period	$340,542	249,056	198,010	254,510

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$257,575	276,629	424	99,292
Income taxes	10,887	36,887	—	64,622

See accompanying notes to consolidated and combined financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Dollar amounts in thousands)

(1) Description of Business

Momentive Performance Materials Inc. (the Company or Successor) was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (Holdings and together with its subsidiaries the Momentive Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor ) business. Prior to November 21, 2006, the Company was known as Nautilus Holdings Intermediate Corp. The acquisition was completed on December 3, 2006 (the Acquisition). Holdings is owned approximately 88% by Apollo Management VI, L.P. (Apollo), 10% by GE Capital Equity Investments, Inc. and 2% by certain current and former employees and other service providers of the Company. GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE.

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

Silicones has manufacturing facilities outside the Americas in Leverkusen, Germany; Nantong, China; Ohta, Japan; Rayong, Thailand; Shanghai, China; Shenzhen, China; Songjiang, China; Bergen op Zoom, Netherlands; Lostock, U.K.; Termoli, Italy and Antwerp, Belgium. Quartz’ non-U.S. manufacturing facilities are located in Kozuki, Japan; Wuxi, China and Geesthacht, Germany. In Europe, employees at the Leverkusen, Bergen op Zoom, Termoli, and Geesthacht facilities are covered by collective bargaining agreements.

The Company does not have any significant collective bargaining agreements that will expire during 2009.

The accompanying financial statements include the Successor, representing the periods subsequent to the Acquisition, and the Predecessor, representing the periods prior to the Acquisition.

(2) Summary of Significant Accounting Policies

(a) Accounting Principles

These consolidated and combined financial statements are prepared in conformity with U.S. generally accepted accounting principles.

(b) Consolidation and Combination

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of and for the years ended December 31, 2008 and 2007 and for the period from December 4, 2006 through December 31, 2006 (Successor period). The combined financial statements include the accounts of the GEAM business for before December 4, 2006 (the Predecessor period). Minority interests represent the minority shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation and combination.

Holdings issued a $400,000 seller note to GE as part of the consideration exchanged in connection with the Acquisition. This note matures on December 4, 2017. Interest accrues at 11% pay-in-kind per annum in the form of an increase in the accreted value of the note and no cash interest is payable on the note until maturity. The Company has not reflected the seller note in its consolidated financial statements based on the absence of definitive cash requirements by the Company to support Holdings’ debt service in the foreseeable future. In addition, the Company has not guaranteed the seller note or provided any other form of security interests in the assets of the Company for this obligation of Holdings.

(c) Foreign Currency

Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Certain non-U.S. operations use the United States dollar as their functional currency since a substantial majority of their activities are transacted in United States dollars. Aggregate gains (losses) on foreign currency transactions for the years ended December 31, 2008 and 2007 and the periods from December 4, 2006 to December 31, 2006 and from January 1, 2006 to December 3, 2006 were $(11,887), $441, $1,651 and $(5,138), respectively. These amounts are included in selling, general and administrative expenses in the Consolidated and Combined Statements of Operations.

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

(i) Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated economic useful lives. Depreciation expense on property and equipment is calculated using (i) the straight-line method during the years ended December 31, 2008 and 2007 and the period from December 4, 2006 through December 31, 2006, and (ii) accelerated methods based on a sum of the years digits formula during the period from January 1, 2006 through December 3, 2006. Leasehold improvements and assets under capital leases are amortized over the shorter of the lease term or estimated useful life of the assets.

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

(j) Investments in Nonconsolidated Affiliates

For those investments in affiliates that the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or as other distributions are received. The Company’s share of net income or loss of affiliates also includes other than temporary declines in fair value recognized during the period, if any.

(k) Goodwill

The Company does not amortize goodwill, but tests it annually (based on financial information as of the fiscal third quarter of each year) for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. The Company also tests goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses a combination of discounted cash flows and market multiples to establish fair values for its reporting units.

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

(m) Advertising

Advertising costs are expensed as incurred and were $9,897, $8,472, $564 and $6,953 for the years ended December 31, 2008 and 2007 and the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively. Advertising costs are recorded in selling, general, and administrative expenses in the accompanying Consolidated and Combined Statements of Operations.

(n) Deferred Financing Costs

Deferred financing costs were recorded by the Company in connection with the long-term financing arrangements associated with the Acquisition. Deferred financing costs, net of accumulated amortization of $60,427 and $71,559 are included in other long-term assets in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. These costs are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified as interest expense in the Consolidated Statements of Operations, was $10,898 and $11,208 for the years ended December 31, 2008 and 2007, respectively, and $814 for the period from December 4, 2006 through December 31, 2006.

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

From December 4, 2006, domestic operations of the Company were included in a new, consolidated U.S. income tax return of the Momentive Group separate from GE. In addition, the majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the Momentive

Group’s U.S. consolidated income tax return. The Company files certain state and local tax returns on a combined basis. The Company also files non-U.S. income tax returns for certain of its non-U.S. operations. For the purpose of the consolidated financial statements, for the years ended December 31, 2008 and 2007 and for the period from December 4, 2006 through December 31, 2006, the tax provision for all operations has been prepared on a consolidated basis.

Prior to December 4, 2006, the U.S. domestic operations of the Company were included in GE’s consolidated U.S. and certain state and local tax returns and have been aggregated for purposes of these consolidated and combined financial statements as if they were filing a separate consolidated U.S. tax return. GE also filed non-U.S. income tax returns for certain of its non-U.S. operations. For purposes of the combined financial statements, for the period from January 1, 2006 through December 3, 2006, the tax provision for all operations has been prepared on a stand-alone basis, as if the Company was a separate group of companies under common ownership.

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

(p) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 Revised (SFAS 123R), Share-Based Payment. SFAS 123R requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is measured based on the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

A portion of the Company’s option awards vest over time, while some have a vesting contingent upon attainment of a specified level of investor internal rate-of-return. For expense recognition related to awards with graded vesting, the Company has adopted a policy of recognizing expense over the requisite service period of each separately vesting portion of the award as if each vesting tranche was a separate grant. For awards with vesting contingent upon attainment of a specific level of investor’s return, expense is recognized over the expected service period derived from the output of a valuation model.

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

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the Consolidated Balance Sheets at their respective fair values and changes in the fair value are recognized immediately in income, unless the derivatives qualify as hedges of cash flows. The Company uses internal valuation models that incorporate market-based information to value derivative contracts that are not exchange-traded instruments. Derivative contracts representing unrealized gain positions and purchased options are recorded as assets. Derivative contracts representing unrealized losses and options sold are recorded as liabilities. Gains and losses on derivatives designated as hedges, when recognized, are included in cost of sales, excluding depreciation; selling, general and administrative expenses; or interest expense in the Company’s Consolidated and Combined Statement of Operations. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. Gains and losses on derivatives not designated as hedges are included in other income (expense), net.

On March 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185,000. The interest rate swap matures March 31, 2010. The Company designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185,000 of its U.S. dollar denominated term loan (tranche B-1). The Company recorded the change in fair value of the interest rate swap in accumulated other comprehensive income as a pre-tax unrealized loss of $3,580 for the year ended December 31, 2008. The fair value of the interest rate swap of $3,580 is recorded in other liabilities in the Consolidated Balance Sheet as of December 31, 2008.

During the first quarter of 2007, the Company entered into foreign currency forward contracts to purchase a total of $240,000 with Euros at rates ranging from $1.3121 to $1.3229. The maturity dates of the contracts outstanding as of December 31, 2008 range from May 26, 2009 to November 23, 2011. The Company did not designate these foreign currency forward contracts as hedges for accounting purposes. The fair value of the remaining contracts of $6,022 and $17,778 is recorded as a liability in the Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively. The Company recognized an unrealized gain of $11,756 and an unrealized loss of $17,778 for the years ended December 31, 2008 and 2007, respectively. The Company also recognized losses of $6,664 and $3,647 for settled foreign currency forward contracts during the years ended December 31, 2008 and 2007, respectively. All realized and unrealized losses on these foreign currency forward contracts were recognized as a component of other income (expense), net in the Consolidated Statement of Operations. On March 2, 2009, the Company settled the remaining foreign currency forward contracts and recognized a gain of $4,035.

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

(t) Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have any material impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 will have any material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not expect the adoption of SFAS 160 will have any material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combination by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008 and should be applied to business combinations occurring after the effective date. The Company does not expect the adoption of the SFAS 141R will have any material impact on its financial statements.

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

The Company recognized restructuring costs of $20,933 (of which $2,437 related to asset impairment), $5,988, $0 and $3,000 and other costs of $23,834, $34,164, $200 and $7,600 for the fiscal years ended December 31, 2008 and 2007, the periods from December 4, 2006 through December 31, 2006 and from January 1, 2006 through December 3, 2006, respectively.

The following table provides information regarding activity for restructuring reserves at December 31:

	2008	2007
Balance at beginning of year	$7,118	2,238
Additions	18,496	5,988
Cash payments	(8,253)	(1,533)
Foreign currency translation adjustments	(570)	425

Balance at end of year	$16,791	7,118

(3) Related Party Transactions

In connection with the Acquisition, Holdings entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $3,500, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. These fees are included within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company sells products to various affiliated businesses (affiliates). For the years ended December 31, 2008 and 2007, for the periods December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, sales to affiliates amounted to $20,982, $46,881, $4,599 and $40,157, respectively. Receivables from affiliates of $1,776 and $9,002 at December 31, 2008 and 2007, respectively, relate to such sales.

Through October 2006, the Company participated in a payables program with Vendor Financial Services (VFS), a GE affiliate. The Company settled invoices with vendors to obtain cash discounts. VFS provided funding for the period from when the invoice was eligible for cash discount until the final date for invoice settlement. The expense related to program participation for the period from January 1, 2006 through December 3, 2006 was $2,154. The expense is classified as Other expense in the accompanying Combined Statements of Operations.

The Company’s U.S. domestic operations and several of the Company’s non-U.S. entities participated in a pooled treasury operation with GE prior to the Acquisition. As part of this pooled activity, the Company earned interest on balances on deposit with GE and paid interest when local operations borrowed money from the pool. The related interest charges are reflected in the Combined Statement of Operations.

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

During the period January 1, 2006 through December 3, 2006, the Company paid $6,824 in interest and service fees to affiliates of GE related to the sales of receivables. These expenses are recorded as interest expense in the accompanying Combined Statements of Operations.

GE and its affiliates provide a variety of services to the Company, including services pursuant to certain transition service agreements entered into at the time of the Acquisition and other agreements entered into thereafter. Certain services, such as administering employee benefit plans and paying related claims, provision of voice and data networking, outsourcing of certain functions, environmental remediation, and other corporate services and headquarters’ overhead were charged to the Company as utilized through December 3, 2006, and were charged pursuant to terms of the transition services agreement for the years ended December 31, 2008 and 2007 and for the period from December 4, 2006 through December 31, 2006. Billings for the services under the transition services agreement and other agreements amounted to $41,921, $71,486, $12,255 and $138,926 for the years ended December 31, 2008 and 2007, the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively. These amounts are principally reflected in Selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Operations. Furthermore, corporate assessments from GE of $57,578 for the period January 1, 2006 through December 3, 2006 are included in the services billings from GE and its affiliates.

The Company purchased products from various affiliates totaling $5,639, $9,163, $233 and $395, during the years ended December 31, 2008 and 2007, the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 and December 3, 2006, respectively. Payable to affiliates as of December 31, 2008 and 2007, resulting from procurement activity and services, was $3,404 and $8,273, respectively.

Net transfer to and from General Electric Company principally represented the Company’s cumulative earnings and cash distributions from operations to GE in excess of amounts charged by GE to the Company for services, employee related benefits, income taxes and other items, and is reflected as a component of shareholder’s equity in the Combined Statements of Shareholder’s Equity (Deficit) and Comprehensive Income (Loss) for periods prior to December 4, 2006.

Interest income and interest expense consisted substantially of transfers to and from GE for the period from January 1, 2006 through December 3, 2006. Interest expense for the years ended December 31, 2008 and 2007 and for the period from December 4, 2006 through December 31, 2006 is associated with the Company’s indebtedness as described in note 9.

The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”) to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the Acquisition, the Company entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a supply of siloxane and certain related products at least at current levels for a period of 20 years after the closing of the Acquisition, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $92,900 for 2009 and $96,500 each year thereafter of off-take product. The Company purchased approximately $99,265, $92,434, $7,705 and $73,753 of supply from ASM for fiscal years ended December 31, 2008 and 2007, for the period from December 4, 2006 through December 31, 2006 and the period from January 1, 2006 to December 3, 2006, respectively. Future purchase commitments under this arrangement are included in note 16. Pursuant to an

Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of approximately $2,112, $1,915 and $120 for the years ended December 31, 2008 and 2007 and for the period from December 4, 2006 to December 31, 2006, respectively.

Following the closing of the Acquisition, GE and Holdings were parties to two employee lease agreements with respect to certain employees of the Company, under which certain employees of the Business remained employed by GE but provided their services to the Company. The employment of the vast majority of persons covered by the two lease agreements has been transferred to the Company. The agreement with respect to U.S. based employees was terminated in 2007. The agreement with respect to non-U.S. employees covers only a small number of employees and is in effect until December 3, 2011. Holdings may terminate this lease arrangement upon 20 days’ notice. Pursuant to these agreements, the Company was billed the cost of employee compensation and benefits and administrative fees of approximately $608, $45,545 and $26,047 for the years ended December 31, 2008 and 2007 and the period from December 4, 2006 to December 31, 2006, respectively.

(4) Fair Value Measurements

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on, directly or indirectly market-corroborated inputs. The Company’s level 2 liabilities included interest rate swaps, foreign currency exchange forward contracts and natural gas derivative contracts that are traded in an active exchange market.

Level 3	Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances.

The following table presents liabilities at December 31, 2008 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	3,578	—	3,578
Foreign currency forward contracts	—	6,022	—	6,022
Natural gas derivative contracts	—	1,103		1,103

Total liabilities at fair value		$10,703	—	10,703

The fair value of foreign currency forward contracts and interest rate swaps generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swaps at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended

December 31, 2008 that would reduce the receivable amount owed, if any, to the Company. Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(5) Receivables, net

Receivables consisted of the following at December 31:

	2008	2007
Trade	$353,728	460,515
Other:
VAT	29,366	21,203
Advances	9,364	7,569
Other	20,706	10,603

	413,164	499,890
Allowance for doubtful accounts	(4,313)	(5,880)

Total receivables, net	$408,851	494,010

(6) Inventories

Inventories consisted of the following at December 31:

	2008	2007
Raw materials and work in process	$133,618	171,810
Finished goods	243,544	241,429

Total inventories	$377,162	413,239

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

(7) Property and Equipment, Net

Property and equipment consisted of the following at December 31:

	Life	2008	2007
Land and improvements	3-40 years	$72,041	74,227
Buildings, structures and related improvements	3-40 years	352,660	300,703
Machinery and equipment	3-20 years	1,169,309	1,018,262
Software	5 years	46,151	36,831
Construction-in-process		32,119	71,108

		1,672,280	1,501,131
Less accumulated depreciation and amortization		(447,024)	(251,877)

Total property and equipment, net		$1,225,256	1,249,254

The Company reclassified from Construction-in-process approximately $616, $69,715 and $7,667 to Buildings, structures and related improvements, Machinery and equipment and Software, respectively, as of December 31, 2007 to conform with the December 31, 2008 presentation.

Total depreciation and amortization expense for the years ended December 31, 2008 and 2007, for the periods December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006 was $194,671, $247,313, $14,077 and $139,793, respectively.

Interest costs of $8,199, $2,509, $149 and $1,578 were capitalized for the years ended December 31, 2008 and 2007, for the periods December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively.

(8) Goodwill and Other Intangible Assets, Net

In connection with the Acquisition and the resulting determination of the fair value of net assets acquired and liabilities assumed, the Company initially recorded goodwill of $917,712, net of a deemed dividend to GE of $260,340. For the fiscal year ended December 31, 2007, the Company recorded additional consideration to GE of $76,985 as well as $138,381 final purchase accounting adjustment, net of a deemed dividend to GE of $44,441, which resulted in additional goodwill. For the fiscal year ended December 31, 2008, the Company increased goodwill by $3,570 for the final tax related purchase accounting adjustments, net of the increase of the deemed dividend to GE of $377.

During the fourth quarter of 2008, the Company performed the initial step of its annual goodwill impairment evaluation by comparing the fair market values of its reporting units, Silicones and Quartz, to their carrying values. The fair market values were determined using a combination of discounted cash flow models and market multiple models. As the carrying amounts of both units exceeded their respective fair values, the Company performed the second step of its impairment evaluation to calculate impairment and as a result, recorded a pre-tax goodwill impairment charge of $700,000 and $157,539 for Silicones and Quartz, respectively, on the Consolidated Statement of Operations. The changes to fair value in the reporting units that triggered the impairment charges were primarily attributable to the deterioration in market conditions experienced in late 2008 which also caused management to change its estimates of future results. The Company factored these current market conditions and estimates into its projected forecasts of sales, operating income and cash flows of each reporting unit through the course of its strategic planning process.

The following table sets forth the changes in goodwill:

	Silicones	Quartz	Total
Balance as of December 31, 2006	$807,894	110,736	918,630
Additional consideration to GE	55,253	21,732	76,985
Purchase accounting adjustments	108,427	29,954	138,381
Foreign exchange translation	45,574	6,483	52,057

Balance as of December 31, 2007	1,017,148	168,905	1,186,053
Purchase accounting adjustments	18,031	(14,461)	3,570
Impairment charge	(700,000)	(157,539)	(857,539)
Foreign exchange translation	74,060	3,095	77,155

Balance as of December 31, 2008	$409,239	—	409,239

Intangible assets as of December 31, 2008 and 2007 consisted of the following:

	Amortization period	Gross amount	Accumulated amortization	Net carrying amount
2008:
Amortizing intangible assets:
Customer relationships	15-20 years	$446,142	(51,424)	394,718
Trademarks	7-20 years	143,068	(18,208)	124,860
Unpatented technology	20 years	144,920	(15,455)	129,465
Patents and other	20 years	26,471	(3,991)	22,480

Total		$760,601	(89,078)	671,523

2007:
Amortizing intangible assets:
Customer relationships	15-20 years	$439,118	(26,337)	412,781
Trademarks	7-20 years	137,157	(9,114)	128,043
Unpatented technology	20 years	136,883	(7,371)	129,512
Patents and other	1/2-20 years	21,009	(2,087)	18,922

Total		$734,167	(44,909)	689,258

Amortization expense for amortizing intangible assets was $42,777, $47,274, $11,072 and $13,587 for the years ended December 31, 2008 and 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively. There were no significant additions to intangible assets for the year ended December 31, 2008. The change in the net carrying balances was primarily a result of fluctuations in foreign currency translation and amortization expense.

The estimated amortization expense for the next five years is as follows:

Year ending December 31:
2009	$43,687
2010	43,432
2011	43,432
2012	43,432
2013	42,983

In connection with the Acquisition, the Company acquired $52,026 of in-process research and development which was expensed immediately and is included in the Consolidated Statement of Operations for the period December 4, 2006 through December 31, 2006.

(9) Indebtedness

(a) Short-Term Borrowings

At December 31, 2008, the Company’s short-term borrowings consisted of bank borrowings of $6,726 with a weighted average interest rate of 6.53%.

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

On October 20, 2008, the Company drew down $150,000 against the $300,000 revolving credit facility. The borrowing against the revolving credit facility accrues interest at a rate of 4.06% per annum for the interest rate period through March 22, 2009. Interest accrues on the Revolver at LIBOR plus a margin which varies based on the Company’s senior secured credit ratio (current margin is 2.50%). Additionally, a commitment fee accrues under the Revolver at a rate not exceeding 0.50% of the average available balance each period, and such commitment fee is payable quarterly. As of December 31, 2008, the Company had $24,449 and $31,731 in outstanding Letters of Credit against the Revolver and the Letters of Credit Facility, respectively. On March 10, 2009, the Company drew down an additional $90,000 against the $300,000 revolving credit facility. The borrowing accrues interest at a rate of 3.81% per annum for an initial interest rate period through June 10, 2009.

In addition to the Senior Secured Credit Facility, the Company also issued notes, as described in the table that follows. Proceeds of these notes were used in connection with the Acquisition. With respect to the Senior Toggle Notes due 2014, interest accrues at either 10.125% per annum if paid in cash or 10.875% if paid-in-kind through additional borrowings. The Company paid interest in cash for the first two semi-annual interest periods. For any interest period thereafter through December 1, 2010, the Company may elect to pay interest on the senior toggle notes entirely in cash or entirely by increasing the principal amount of the senior toggle notes or issuing new senior toggle notes (“PIK Interest”). On May 28, 2008, the Company made the permitted election under the indenture governing the Senior Toggle Notes to pay in kind all interest under the Senior Toggle Notes that was due on December 1, 2008 for the interest period beginning on June 1, 2008 and ending on November 30, 2008. The accrued interest for this interest period was $16,312 and the principal balance of the Senior Toggle Notes increased by this amount on December 1, 2008. On November 20, 2008, the Company made another permitted election to pay all interest that is due on June 1, 2009 in kind. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as elected during the immediately preceding interest rate period unless the Company make a new election prior to the beginning of the applicable interest period. Under the indenture for the Senior Toggle Notes, the Company is required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on dates beginning June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code.” The payment of interest in the form of PIK Interest may result in the Company being required to redeem a portion of the Senior Toggle Notes pursuant to those provisions.

The Senior Secured Credit Facility is secured under first priority pledges of all of the equity interest of the Company’s U.S. subsidiaries, and it is also secured by first priority interests in and mortgages on substantially all of the Company’s tangible and intangible assets. The Senior Secured Credit Facility also contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness (subject to certain exceptions) and requires the Company to maintain a maximum consolidated first lien leverage ratio. Additionally, it restricts the Company’s ability to incur additional indebtedness or liens, make investments or declare or pay any dividends. The Company is in compliance with the covenant requirements at December 31, 2008.

The Senior Secured Credit facility also requires an acceleration of principal payments based on excess cash flow, as defined in the credit agreement. In connection with this requirement, the Company made principal payments of $6,846 and $7,529 on March 28, 2008 associated with its U.S. dollar-denominated term loan (tranche B-1) and its Euro-denominated term loan (tranche B-2) based on the excess cash flow in the second half of fiscal year 2007, respectively. Such amounts are reflected in the current installments of long-term debt as of December 31, 2007. The Company did not have excess cash flow under the terms of the credit agreement in fiscal year 2008.

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

The Company’s wholly-owned subsidiary, Momentive Performance Nantong Co., Ltd. (MPM Nantong), also has borrowings of $60,317 outstanding from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. MPM Nantong expects to be in breach of a financial covenant under its loan agreement with the China Construction Bank on April 30, 2009. The financial covenant is based on a measure of MPM Nantong’s free cash flow in calendar year 2008 and is tested upon delivery of MPM Nantong’s audited financial statements for the year ended December 31, 2008, which are required to be submitted no later than April 30, 2009. Under the terms of the loan agreement, the bank could require accelerated payment of the loan if MPM Nantong is in breach of any financial covenant and it is not cured within 30 days after notice from the bank. In the absence of a waiver, the Company has classified all principal payments due under the loan from China Construction Bank as current debt as of December 31, 2008. A breach or acceleration under the loan agreement with China Construction Bank will not trigger any cross default provisions under our senior credit facility and indentures.

A summary of long-term debt as of December 31, 2008 and 2007 is as follows:

	2008	2007
JPMorgan Chase Bank, N.A. $300,000 revolving credit facility. Expires December 3, 2012. Interest varies at LIBOR plus 2.50%. The interest rate as of December 31, 2008 was 4.063%	$150,000	—
JPMorgan Chase Bank, N.A. $525,000 term loan tranche B-1. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 2.25%. The interest rate as of December 31, 2008 and 2007 was 2.75% and 7.125%, respectively.	512,904	519,750
JPMorgan Chase Bank, N.A. €400,000 term loan tranche B-2. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at Euro LIBOR plus 2.25%. The interest rate as of December 31, 2008 and 2007 was 4.94% and 6.69%, respectively.	548,610	573,402
$765,000 Senior Notes. Matures December 1, 2014. Interest is payable semi-annually at 9.75%.	765,000	765,000
€275,000 Senior Notes. Matures December 1, 2014. Interest is payable semi-annually at 9%	385,708	398,188
$300,000 Senior Toggle Notes. Matures December 1, 2014, Interest is payable semi-annually in cash at 10.125% or payable-in-kind at 10.875%.	316,312	300,000
$500,000 Senior Subordinated Notes. Matures December 1, 2016. Interest is payable semi-annually at a coupon rate of 11.5%, with a yield-to-maturity of 11.75% as the notes were issued at a discount of $7,225, of which $713 and $712 was amortized during the year ended December 31, 2008 and 2007, respectively	494,259	493,546
China Construction Bank, $61,548 construction loan. Matures June 12, 2014. Interest on borrowings is based on 90% of the rate of the People’s Bank of China at the time of borrowing. The weighted average interest rate at December 31, 2008 and 2007 was 6.88% and 6.84%, respectively. Interest is payable quarterly.	60,317	23,093

Total long-term debt	3,233,110	3,072,979

Less current installments	68,378	14,750

Long-term debt, excluding current installments	$3,164,732	3,058,229

Interest expense on long-term debt was $272,386, $272,986, $22,002 and $3,094 for the years ended December 31, 2008 and 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively. Cash paid for interest on long-term debt was $257,575, $271,845, $424 and $3,860 for the years ended December 31, 2008 and 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively. Amortization of debt discount and debt issuance costs amounted to $10,898, $11,208 and $814 for the years ended December 31, 2008 and 2007 and for the period from December 4, 2006 through December 31, 2006, respectively, and is included in Interest expense in the Consolidated Statements of Operations.

As disclosed in note 2 (r), on May 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185,000.

At December 31, 2008, the Company estimates that the $1,961,279 of outstanding fixed rate senior notes had a fair value of approximately $706,651; the $1,061,514 of outstanding variable rate term loans had a fair value of approximately $675,375; and the fair values of the $60,317 outstanding construction loan and $150,000 borrowing under the revolving credit facility were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

As of December 31, 2008, the aggregate principal maturities for the next five years are as follows:

Year ending December 31:
2009	$68,378
2010	10,860
2011	10,860
2012	160,860
2013	1,020,870

(10) Accrued Expenses and Other Liabilities

The following represents a summary of accrued expenses and other liabilities at December 31:

	2008	2007
Employee compensation and benefits	$49,029	56,407
Other accrued expenses	129,923	136,755

Total accrued expenses and other liabilities	$178,952	193,162

(11) Shareholder’s Equity (Deficit)

(a) Common Stock and Additional Paid-in Capital

At December 31, 2008, common stock consists of 100 shares issued and outstanding with a par value of one cent per share. At December 31, 2008, Holdings represented the sole shareholder of the Company as a result of its capital contribution of $903,500 to the Company on December 4, 2006. Additional paid-in capital relates to the excess of paid-in-capital over the par value of the common shares from the capital contribution, net of $305,158 in deemed dividend to GE.

(b) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

Predecessor	Foreign currency translation	Pension and Postretirement liability adjustments	Derivative instruments	Accumulated other comprehensive income
Balance at December 31, 2005	21,608	(7,634)	251	14,225
Net current period change	36,741	1,178	(314)	37,605

Balance at December 3, 2006	$58,349	(6,456)	(63)	51,830

Successor
Balance at December 4, 2006	$—	—	—	—
Net current period change	4,098	110	—	4,208

Balance at December 31, 2006	4,098	110	—	4,208

Net current period change	25,033	14,011	—	39,044

Balance at December 31, 2007	$29,131	14,121	—	43,252

Net current period change	142,057	(5,771)	(3,578)	132,708

Balance at December 31, 2008	$171,188	8,350	(3,578)	175,960

The accumulated balances and corresponding tax effects for each component of other accumulated comprehensive income (loss) as of December 31, 2008 and 2007 are as follows:

	2008
	Before-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$171,188	—	171,188
Pension and postretirement liability adjustments	8,606	(256)	8,350
Derivative instruments	(3,578)	—	(3,578)

	$176,216	(256)	175,960

	2007
	Before-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$29,131	—	29,131
Pension and postretirement liability adjustments	16,348	(2,227)	14,121

	$45,479	(2,227)	43,252

(12) Stock-based Compensation

On March 30, 2007, the Board of Directors of Holdings approved the 2007 Long-Term Incentive Plan of Holdings (“the Incentive Plan”). A maximum of 500,000 shares of Holdings common stock may be issued or transferred, including non-qualified stock options pursuant to the Incentive Plan.

Employee option grants with graded vesting vest over a five-year period. Other options vest only if the Company’s investors realize a specified actual annual IRR. Investor Internal Rate of Return (“IRR”) is a performance condition that refers to the rate of return achieved by Holdings’ primary shareholder as defined by the Incentive Plan. 2,000 options were granted to the Company’s directors in 2008 and 2007, respectively. Director options vested and became exercisable immediately upon being granted and had a weighted average per share grant-date fair value of $44.04 and $32.82 for options granted in 2008 and 2007, respectively. The fair value of each employee’s options with graded vesting and the director options was estimated using the Black-Scholes-Merton option pricing model. For the options associated with investor IRR, an adaptation of the Black-Scholes-Merton, which took into consideration the internal rate of return thresholds, was used to estimate fair value. This model adaptation is essentially equivalent to the use of a path-dependent lattice model.

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

Options granted during 2008 and 2007 used the following weighted average assumptions:

	2008	2007
Risk-free interest rate	4.20%	4.74%
Expected term (in years)	5.18	5.81
Volatility	28.6%	27.0%
Expected dividend yield	—	—

For the fiscal years ended December 31, 2008 and 2007, the Company recognized $88 and $66 for director compensation, and $1,058 and $1,290 for employee compensation, respectively. The compensation expenses are included in Selling, general and administrative expenses on the Consolidated Statement of Operations. The Company recognized no tax benefits. As of December 31, 2008 and 2007, there was $1,771 and $3,218 of unrecognized compensation costs related to unvested options, respectively. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 1.4 years.

The following is a summary of the stock options as of and for the years ended December 31, 2008 and 2007:

	Options	Weighted Average Exercise Price	Weighted Average grant- date Fair Value
Outstanding at January 1, 2007	—
Granted	309,274	$100.00	$21.57
Forfeited	(76,250)	$100.00
Expired	—
Exercised	—

Outstanding at December 31, 2007	233,024	$100.00

Granted	5,050	$131.00	$35.17
Forfeited	(25,773)	$100.00
Expired	—
Exercised	—

Outstanding at December 31, 2008	212,301

The weighted average characteristics of outstanding options at December 31, 2008 were as follows:

	Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding at December 31, 2008	212,301	7.96	$100.74
Vested at December 31, 2008	25,296	7.96	$102.45
Expected to vest at December 31, 2008	165,213	7.96	$100.74

At December 31, 2008, 21,296 of the 208,301 outstanding employee options were vested and exercisable.

(13) Income Taxes

For the years ended December 31, 2008 and 2007 and the period from December 4, 2006 to December 31, 2006, the Company’s tax provision was computed based on the legal entity structure of the Successor, as described in note 1.

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

The components of income (loss) before income taxes are as follows:

	Successor			Predecessor
	Year ended		Period from
	2008	2007	December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006
Income (loss) before income taxes:
U.S.	$(177,447)	(217,178)	(49,342)	(3,065)
Non U.S.	(930,120)	(2,328)	(23,956)	95,053

	$(1,107,567)	(219,506)	(73,298)	91,988

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Successor
	Current	Deferred	Total
Year ended December 31, 2008:
United States federal	$—	(26,232)	(26,232)
State and local	(2,064)	—	(2,064)
Non U.S. jurisdictions	13,392	(95,606)	(82,214)

	$11,328	(121,838)	(110,510)

	Current	Deferred	Total
Year ended December 31, 2007:
United States federal	$—	26,198	26,198
State and local	(211)	—	(211)
Non U.S. jurisdictions	29,512	(20,704)	8,808

	$29,301	5,494	34,795

	Current	Deferred	Total
Period December 4, 2006 through December 31, 2006:
United States federal	$—	—	—
State and local	—	—	—
Non U.S. jurisdictions	8,349	(11,042)	(2,693)

	$8,349	(11,042)	(2,693)

	Predecessor
Period January 1, 2006 through December 3, 2006:
United States federal	$—	3,981	3,981
State and local	5,197	2,074	7,271
Non U.S. jurisdictions	52,490	(5,451)	47,039

	$57,687	604	58,291

Income tax expense (benefit) attributable to income from operations was $(110,510), $34,795, $(2,693) and $58,291 for the years ended December 31, 2008 and 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Successor			Predecessor
	Year ended		Period from
	2008	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006
Income tax expense (benefit):
Computed “expected” tax expense (benefit)	$(387,648)	(76,826)	(25,654)	32,196
State and local income taxes, net of Federal income tax benefit	(2,064)	(137)	—	4,509
Increase (reduction) in income taxes resulting from:
Tax rate changes	2,840	(3,273)	819	—
Non U.S. tax rate differential	7,299	(7,139)	(1,824)	(1,874)
Branch accounting effect	(213,026)	2,230	(2,099)	—
Withholding Taxes	1,122	4,527	—	—
Taxes allocated to joint venture partner	—	—	—	(2,841)
Non U.S. deemed dividends	—	—	—	12,928
FSC/ETI benefits	—	—	—	(1,379)
Valuation allowance	238,697	111,047	18,212	—
Permanent differences	10,403	3,234	—	—
Goodwill Impairment	231,591	—	—	—
Minority interest	—	—	—	15,353
Non U.S. tax adjustment	—	—	942	—
In-process research and development expense	—	—	5,725	—
Other	276	1,132	1,186	(601)

	$(110,510)	34,795	(2,693)	58,291

Effective income tax rate	9.98%	-15.85%	3.67%	63.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below.

	U.S.		Non U.S.
	2008	2007	2008	2007
Current deferred tax assets:
Inventory	$—	6,204	2,682	—
Vacation	1,736	1,027	1,848	723
Provision for expenses related to timing	1,252	—	3,078	—
Net operating losses	—	—	14,655	—
Deferred revenue	—	—	708	—
Other	1,444	6,986	6,715	7,906

Total current deferred tax assets	4,432	14,217	29,686	8,629

Noncurrent deferred tax assets:
Amortization	248,917	41,688	16,487	—
Depreciation	25,074	11,186	2,365	—
Pension	88,692	84,468	32,610	29,524
Net operating losses	186,504	80,898	52,767	38,125
Foreign tax credits	13,392	29,512	—	—
Branch accounting future credits	43,707	115,788	—	—
Reserves	—	1,300	555	10,028
Deferred interest deductions	—	—	12,854	—
Other	7,047	—	4,831	864

Total noncurrent deferred tax assets	613,333	364,840	122,469	78,541

Total gross deferred tax assets	617,765	379,057	152,155	87,170
Less valuation allowance	(616,939)	(361,342)	(18,834)	(3,882)

Net deferred tax assets	826	17,715	133,321	83,288

Current deferred tax liabilities:
Inventory	792	—	10,219	6,383
Deferred revenue	—	1,730	272	826
Provision for expenses related to timing	—	—	20,144	—
Other	—	—	5,035	2,221

Total current deferred tax liabilities	792	1,730	35,670	9,430

Noncurrent deferred lax liabilities:
Amortization	—	28,044	90,696	128,095
Depreciation	—	—	47,578	47,137
Other	34	14,174	3,373	13,332

Total noncurrent deferred tax liabilities	34	42,218	141,647	188,564

Total deferred tax liabilities	826	43,948	177,317	197,994

Net deferred tax asset (liability)	$—	(26,233)	(43,996)	(114,706)

NOL Schedule

Country	NOL value
United States	$522,609
Germany	103,371
Japan	84,682
Italy	18,917
China	6,935
Singapore	2,897
Thailand	2,723
Belgium	552
Russia	273
Malaysia	36
Hong Kong	19
South Africa	5

Total	$743,019

At December 31, 2008 and 2007, the Company had available approximately $743,019 and $366,823 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, repectively. The net operating losses for the United States and Japan will begin to expire in 2026 and 2013, respectively. The net operating losses for Germany and Italy have no expiration date. For the year ended December 31, 2008, the Company generated $13,392 of foreign tax credits with an expiration period of 10 years.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2008 and 2007, in most jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized.

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2008, and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.

Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The “branch accounting future credit” deferred tax asset of $43,707 and $115,788 at December 31, 2008 and 2007, respectively, principally represents the offset to the non-US affiliates deferred tax liabilities.

As described in note 2(o), the Company adopted FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits, December 31, 2007	$—
Additions for tax positions of the current year	3,926
Additions for tax positions of prior years	8,127
Reductions for tax positions of prior years	—
Settlements	—
Statute of limitations expiration	—
Foreign currency translation	—

Balance at December 31, 2008	$12,053

Liabilities for unrecognized tax benefits as of December 31, 2008 relate to various foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2008 would reduce the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2008 the Company has recorded a liability of approximately $830 for interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Germany and Italy. The examinations have not resulted in any adjustments or any additional findings that required reassessment of unrecognized tax benefits. Such major jurisdictions with open tax years are as follows: United States 2005-2008, Germany 2002-2008, Italy 2003-2008, Switzerland 2004-2008, Singapore 2001-2008, Japan 2004-2008, Thailand 2002-2008, Hong Kong 2001-2008, Canada 2006-2008 and Brazil 2003-2008. Unrecognized tax benefits are not expected to change significantly over the next 12 months.

(14) Lease Commitments

The Company has several noncancelable operating leases, primarily for manufacturing equipment, office equipment and office buildings that expire during the next 25 years. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments as of December 31, 2008 are as follows:

Year ending December 31:
2009	$17,598
2010	9,730
2011	6,523
2012	4,127
2013	3,854
Thereafter	7,285

Total future minimum lease payments	$49,117

The Company is also a lessee under various cancelable operating lease arrangements for industrial equipment, computer and office equipment. Rent expense for noncancelable and cancelable operating leases was $26,464, $28,862, $2,181 and $23,211 for the years ended December 31, 2008 and 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively.

(15) Minority Interests

In connection with the Acquisition, the Company acquired Bayer Aktiengesellschaft’s 49.9% minority ownership of GE Bayer Silicones GmbH & Co. KG and Toshiba Corporation’s (Japan) 49% minority ownership in most of the GE Silicones entities located in the Pacific region.

The following table presents the changes in the proportionate share of the equity of the minority interest shareholder balances for the years ended December 31, 2008 and 2007, for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006:

	Successor			Predecessor
	Years ended December 31,		Period from
	2008	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006
Balance, beginning of period	$4,024	3,961	3,718	398,112
Currency translation adjustment	771	425	76	(5,102)
Dividends paid	(490)	(490)	—	(63,670)
Capital contribution		—	—	7,350
Minority interests share of income (loss)	(461)	128	167	43,865

Balance, end of period	$3,844	4,024	3,961	380,555

(16) Commitments and Contingencies

(a) Litigation

The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(b) Purchase Commitments

The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in note 3. As of December 31, 2008, future contractual minimums are as follows:

Year ending December 31:
2009	$163,039
2010	166,849
2011	123,663
2012	121,963
2013	121,963
Thereafter	1,378,846

$2,076,323

To the extent that the Company does not purchase the contractual minimum amount, the Company must pay vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.

(c) Environmental Matters

The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of December 31, 2008 and 2007, the Company had recognized obligations of $3,999 and $3,551, respectively, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets.

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

Eligible U.S. employees may also participate in the Company’s defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings, with the Company matching up to 4% of the employees’ earnings, in various program funds. The Company recognized expense of $6,039 and $5,221 during 2008 and 2007, respectively, associated with this plan.

Prior to establishing the pension plan and supplementary pension plan for U.S. employees (discussed above) and the health and welfare plan for U.S. employees (discussed in the subsequent paragraphs of this note), the Company participated in similar arrangements sponsored by GE. The cost of employee pension and retiree benefits were billed by GE to the Company based upon a percentage of compensation and were $2,126 and $25,511 for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively.

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

Employees in the Netherlands and the United Kingdom participate in GE pension plans along with GE employees. The Company’s pension expense associated with contributions to these multi-employer pension plans was $3,768, $2,146, $121 and $1,362 for the years ended December 31, 2008 and December 31, 2007, and for the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006, respectively.

Pension Plan Participants

Pension plan participants as of December 31, 2008 were as follows:

	Total	Domestic	Foreign
Active employees	4,300	2,661	1,639
Vested former employees	232	108	124
Retirees and beneficiaries	204	2	202

	4,736	2,771	1,965

Cost of Pension Plans

Net periodic pension cost for the years ended December 31, 2008 and 2007, and periods from December 4 to December 31, 2006 and January 1 to December 3, 2006 includes the following (income) expense components:

	Domestic		Foreign
	Successor					Predecessor
	Year ended December 31,		Year ended December 31,		Period from
	2008	2007	2008	2007	December 4, 2006 through December 31, 2006	December 1, 2006 through December 3, 2006
Expected return on plan assets	$(1,562)	—	(1,255)	(1,130)	(57)	(908)
Service cost for benefits earned	14,819	16,324	5,706	4,351	365	3,891
Interest cost on benefit obligation	2,766	2,497	3,474	3,228	244	2,631
Prior service benefit	(882)	(232)	—	—	—	—
Net actuarial (gain) loss recognized	(874)	(40)	(439)	(204)	—	600
Effect of terminations and other	—	72	(1,531)	—	—	—

	$14,267	18,621	5,955	6,245	552	6,214

Actuarial Assumptions

The Company measures and records the expense of its pension plan obligations based on actuarially determined estimates, using a December 31 measurement date. Weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic		Foreign
	2008	2007	2008	2007	2006
Discount rate	5.90%	6.60%	3.46%	3.33%	3.10%
Compensation increases	4.42%	4.54%	2.65%	2.62%	2.61%
Expected return on assets	8.00%	8.50%	2.88%	3.54%	3.28%

The Company’s defined benefit pension plans in Germany also relied upon assumptions regarding pension benefit increases of 2.0% in 2008 and 1.75% in 2007 and 2006. The discount rates at December 31 are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied. The Company amortizes experience gains and losses and effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Funding Policy

The funding policy for the various pension plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. In 2009, the Company expects to contribute approximately $13,762 and $3,253 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $25,351 and $3,014 to its Domestic and Foreign plans, respectively, in 2008.

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

Projected Benefit Obligation

	Total		Domestic		Foreign
	2008	2007	2008	2007	2008	2007
Balance at January 1	$145,015	144,341	43,277	43,849	101,738	100,492
Service cost for benefits earned	20,525	20,933	14,819	16,324	5,706	4,609
Interest cost on benefit obligations	6,242	5,725	2,766	2,497	3,476	3,228
Participant contributions	227	258	—	—	227	258
Plan amendments	—	(8,838)	—	(8,747)	—	(91)
Actuarial loss (gain)	488	(19,765)	3,005	(10,718)	(2,517)	(9,047)
Benefits paid	(4,436)	(4,092)	(67)	—	(4,369)	(4,092)
Exchange rate adjustments	13,260	6,637	—	—	13,260	6,637
Effect of terminations and other	(5,234)	(184)	—	72	(5,234)	(256)

Balance at December 31	$176,087	145,015	63,800	43,277	112,287	101,738

Domestic plan amendments reflect the outcome of union negotiations (affecting all participants) and other amendments that served to modify the pension benefits formula and adjust the retirement eligibility age provisions. Actuarial gains and losses are principally associated with discount rate changes.

Accumulated Benefit Obligation

	Total		Domestic		Foreign
	2008	2007	2008	2007	2008	2007
Balance at December 31	$143,830	101,516	40,646	8,442	103,184	93,074

The following table provides information about the Company’s pension plans with accumulated benefit obligations that exceed the fair value of plan assets.

	Total		Domestic		Foreign
	2008	2007	2008	2007	2008	2007
Funded plans with assets less than ABO
Plan assets	$52,207	33,059	23,911	250	28,296	32,809
Accumulated benefit obligations	102,988	63,671	32,584	1,462	70,404	62,209
Projected benefit obligations	130,730	101,794	51,394	32,123	79,336	69,671
Unfunded plans
Accumulated benefit obligations	40,842	37,845	8,062	6,980	32,780	30,865
Projected benefit obligations	45,357	43,221	12,406	11,154	32,951	32,067

Plan Assets

The following table sets forth the components of the change in plan assets for the year ended December 31:

	Total		Domestic		Foreign
	2008	2007	2008	2007	2008	2007
Balance at January 1	$33,059	29,444	250	—	32,809	29,444
Actual gain (loss) on plan assets	(7,750)	979	(1,635)	—	(6,115)	979
Employer contributions	28,365	3,900	25,351	250	3,014	3,650
Participant contributions	227	258	—	—	227	258
Benefits paid	(2,193)	(3,395)	(55)	—	(2,138)	(3,395)
Terminations and other	(4,535)	—	—	—	(4,535)	—
Exchange rate adjustments	5,034	1,873	—	—	5,034	1,873

Balance at December 31	$52,207	33,059	23,911	250	28,296	32,809

The following table sets forth the percentage of the fair value of total plan assets, by asset category, held as of December 31:

	Domestic		Foreign
	2008	2007	2008	2007
Cash and cash equivalents	50%	100%	2%	1%
Equity securities	26%	0%	33%	43%
Government bonds	12%	0%	40%	36%
Corporate Bonds	12%	0%	0%	0%
Insurance contracts	0%	0%	24%	18%
Other	0%	0%	1%	2%

Total	100%	100%	100%	100%

Plan fiduciaries of the various defined benefit plans set the investment policies and strategies for the trusts. Long-term strategic investment objectives include preserving the funded status of the plans, while balancing risk and return. These fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations. Target allocations for the Foreign plans are consistent with the 2008 percentages presented above. Target allocations for the Domestic plans are as follows: 2% in cash and cash equivalents, 60% in equity securities, 19% in government bonds and 19% in corporate bonds. Target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range. Due to potential cash outlays in 2009, the plan fiduciaries for the Domestic plans elected to hold a larger percentage of the plan assets in cash and cash equivalents at December 31, 2008.

Pension Asset (Liability)

The Company’s recorded assets and liabilities for its principal defined benefit pension plans are as follows:

December 31	Total		Domestic		Foreign
	2008	2007	2008	2007	2008	2007
Funded status:
Fair value of plan assets	$52,207	33,059	23,911	250	28,296	32,809
Projected benefit obligation	(176,087)	(145,015)	(63,800)	(43,277)	(112,287)	(101,738)

Pension liability recognized	$(123,880)	(111,956)	(39,889)	(43,027)	(83,991)	(68,929)

Amounts recorded in shareholder's equity (pre-tax)
Prior service benefit	$(7,645)	(8,526)	(7,645)	(8,526)	—	—
Net actuarial gain	(8,415)	(22,125)	(6,037)	(13,113)	(2,378)	(9,012)

Total	$(16,060)	(30,651)	(13,682)	(21,639)	(2,378)	(9,012)

The estimated prior service benefit and net actuarial gain that will be amortized from shareholder’s equity in 2009 are approximately $882 and $762, respectively.

Estimated Future Benefit Payments

The expected benefit payments presented below are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008, and include estimated future employee service.

	2009	2010	2011	2012	2013	2014-2018
Domestic pension plans	$488	894	1,203	1,493	1,906	22,412
Foreign pension plans	6,356	7,234	7,790	7,253	7,252	40,504

Total	$6,844	8,128	8,993	8,746	9,158	62,916

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

Net periodic postretirement benefit cost of $6,710 and $6,240 for the years ended December 31, 2008 and 2007, includes service cost for benefits earned of $1,240 and $2,010, interest cost on the benefit obligation of $4,310 and $3,610 and amortization of prior service cost and net actuarial gain of $1,160 and $620, respectively.

Changes in the accumulated postretirement benefit obligation were as follows:

	2008	2007
Balance at January 1	$73,129	51,580
Service cost for benefits earned	1,240	2,010
Interest cost on benefit obligations	4,310	3,610
Plan amendments	—	16,425
Actuarial (gain) loss	(5,870)	430
Benefits paid	(692)	(926)
Employee Contributions	124	—

Balance at December 31	$72,241	73,129

The accumulated postretirement benefit obligation is recognized as a component of pension liabilities in the December 31, 2008 and 2007 Consolidated Balance Sheets. Amounts recorded in shareholder’s equity at December 31, 2008 and 2007 include unrecognized prior service cost of $14,460 and $15,770 and unrecognized net actuarial gains of $6,890 and $1,211, respectively. Unrecognized prior service cost principally arises from 2007 plan amendments related to the elimination of caps on health benefit payments for long-service employees. The estimated prior service cost and net actuarial gain that will be amortized from shareholder’s equity in 2009 are $1,310 and $120, respectively.

Significant actuarial assumptions used to determine benefit obligations as of December 31, 2008 and 2007, and related earnings effects include discount rates of 6.2% and 6.4%, respectively, compensation increases of 4.5% and an initial healthcare trend rate of 9.3% and 9.2% (gradually declining to 4.5% for 2024 and thereafter), respectively. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. Increasing or decreasing the healthcare cost trend rates by one percentage point would have changed the December 31, 2008 accumulated postretirement benefit obligation by approximately $5,610 and $4,790, respectively, and the December 31, 2007 accumulated postretirement benefit obligation by $6,780 and $5,730, respectively. Increasing or decreasing the healthcare cost trend rates by one percentage point would not have a material effect on net periodic postretirement benefit cost for 2008 or 2007.

The expected benefit payments presented below are based on the same assumptions used to measure the Company’s accumulated postretirement benefit obligation at December 31, 2008, and include estimated future employee service.

	2009	2010	2011	2012	2013	2014-2018
Gross	$1,880	2,400	2,990	3,620	4,490	35,750
Expected Medicare Part D subsidy	30	50	90	130	160	1,800

Net	$1,850	2,350	2,900	3,490	4,330	33,950

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

The accounting policies of the Silicones and Quartz segments are as described in the summary of significant accounting policies described in note 2 to these consolidated and combined financial statements.

Successor	Silicones	Quartz	Corporate and other items (c)	Total
Year ended December 31, 2008:
Net sales (a)	$2,383,373	255,881	—	2,639,254
Operating income (loss) (b)	(645,944)	(144,872)	(45,798)	(836,614)
Depreciation and amortization	202,328	35,120	—	237,448
Amortization of debt issuance costs	10,898	—	—	10,898
Interest expense and other financial charges	282,646	—	—	282,646
Interest income	4,903	779	—	5,682
Provision for income taxes	(105,853)	(4,657)	—	(110,510)
Capital expenditures	123,171	16,328	—	139,499

Year ended December 31, 2007:
Net sales (a)	$2,264,308	273,494	—	2,537,802
Operating income (loss) (b)	121,756	16,545	(56,109)	82,192
Depreciation and amortization	235,637	58,950	—	294,587
Amortization of debt issuance costs	11,208	—	—	11,208
Interest expense and other financial charges	288,830	6	—	288,836
Interest income	6,621	621	—	7,242
Provision for income taxes	28,163	6,632	—	34,795
Capital expenditures	155,582	21,330	—	176,912

Period from December 4, 2006 to December 31, 2006:
Net sales (a)	$219,257	26,932	—	246,189
Operating income (loss) (b)	(54,511)	6,751	(3,838)	(51,598)
Depreciation and amortization	74,112	4,044	—	78,156
Amortization of debt issuance costs	814	—	—	814
Interest expense and other financial charges	22,259	50	—	22,309
Interest income	697	30	—	727
Provision for income taxes	14	(2,707)	—	(2,693)
Capital expenditures	18,615	3,108	—	21,723

Predecessor
Period from January 1, 2006 to December 3, 2006:
Net sales (a)	$1,925,679	242,307	—	2,167,986
Operating income (loss) (b)	188,279	33,993	(69,880)	152,392
Depreciation and amortization	125,320	28,060	—	153,380
Interest expense and other financial charges	7,158	1,394	90,605	99,157
Interest income	4,023	6,437	76,863	87,323
Provision for income taxes	46,410	11,881	—	58,291
Capital expenditures	115,755	32,517	—	148,272

The following represents a summary of total assets at December 31,

	2008	2007
Silicones	$3,206,317	3,866,080
Quartz	335,373	544,192
Corporate and other items	42,673	36,942

Total assets (d)	$3,584,363	4,447,214

(a)	There were no inter-segment sales during the years ended December 31, 2008 and 2007, the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006. There were no individual customers for which revenue transactions comprised 3% or more of net sales for the years ended December 31, 2008 and 2007 and the periods from December 4, 2006 through December 31, 2006 and January 1, 2006 through December 3, 2006.
(b)	A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest income, interest expense, other income (expense), net and minority interests as presented in the Condensed Consolidated Statements of Operations.
(c)	Corporate and other items include pension expenses and headquarter costs, net of segment allocations.
(d)	Deferred income taxes are included within corporate and other items as reconciling amounts to the Company’s total assets as presented on the Consolidated Balance Sheets.

The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangible assets, net of accumulated amortization and goodwill.

	Successor			Predecessor
	Year ended December 31		Period from
	2008	2007	December 4, 2006 through December 31, 2006	January 1, 2006 through December 3, 2006
Net sales:
United States	$824,067	837,871	79,051	798,806
Canada	45,349	55,254	2,760	46,524
Pacific	753,676	706,746	82,914	571,565
Europe	933,741	860,523	76,015	694,870
Mexico and Brazil	82,421	77,408	5,449	56,221

	$2,639,254	2,537,802	246,189	2,167,986

	December 31,
	2008	2007
Total long-lived assets:
United States	$677,705	740,093
Canada	21,720	87,071
Pacific	851,066	1,083,309
Europe	749,333	1,204,988
Mexico and Brazil	6,194	9,104

	$2,306,018	3,124,565

(19) Quarterly Financial Information (Unaudited)

A summary of the quarterly operating results during 2008 and 2007 were as follows:

	First quarter 2008	Second quarter 2008	Third quarter 2008	Fourth quarter 2008
Net sales	$656,612	737,464	699,884	545,294
Cost of sales, excluding depreciation	433,059	515,680	472,189	416,855

Gross profit	223,553	221,784	227,695	128,439
Selling, general and administrative expenses, including depreciation	159,322	155,302	181,994	163,484
Research and development expenses	17,911	20,854	18,406	18,506
Restructuring and other costs	4,253	8,750	9,623	22,141
Goodwill impairment charge	—	—	—	857,539

Operating income (loss)	42,067	36,878	17,672	(933,231)
Other income (expense):
Interest income	1,350	1,378	1,213	1,741
Interest expense	(68,288)	(71,947)	(69,824)	(72,587)
Other, net	(13,619)	157	11,749	7,263
Minority interests	61	299	(70)	171

Loss before income taxes (benefit)	(38,429)	(33,235)	(39,260)	(996,643)
Income taxes (benefits)	10,449	12,870	(4,402)	(129,427)

Net loss	$(48,878)	(46,105)	(34,858)	(867,216)

	First quarter 2007	Second quarter 2007	Third quarter 2007	Fourth quarter 2007
Net sales	$608,236	651,564	624,431	653,571
Cost of sales, excluding depreciation	409,253	428,139	395,409	420,339

Gross profit	198,983	223,425	229,022	233,232
Selling, general and administrative expenses, including depreciation	160,872	155,894	197,824	169,157
Research and development expenses	19,419	18,740	18,759	21,653
Restructuring and other costs	5,584	7,405	11,006	16,157

Operating income	13,108	41,386	1,433	26,265
Other income (expense):
Interest income	938	1,861	2,035	2,408
Interest expense	(68,965)	(72,777)	(72,512)	(74,582)
Other, net	(4,994)	(3,438)	(6,636)	(4,908)
Minority interests	(72)	(128)	181	(109)

Loss before income taxes (benefit)	(59,985)	(33,096)	(75,499)	(50,926)
Income taxes (benefit)	(2,701)	11,611	(1,041)	26,926

Net loss	$(57,284)	(44,707)	(74,458)	(77,852)

(20) Guarantor and Nonguarantor Condensed Consolidated Financial Statements

The Company has outstanding $765 million of senior notes, €275 million of Euro senior notes, $316.3 million of senior toggle notes and $500 million of senior subordinated notes, which are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2008 and 2007, the Condensed Consolidated Statements of Operations and Cash Flows for the fiscal years ended December 31, 2008 and 2007 and the period from December 4, 2006 through December 31, 2006, and the Condensed Combined Statements of Operations and Cash flows for the period from January 1, 2006 through December 3, 2006 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

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

Condensed Consolidated Balance Sheet as of December 31, 2008:

	Successor
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,894	200,667	137,981	—	340,542
Receivables, net	—	96,572	312,279	—	408,851
Due from affiliates	—	82,526	19,254	(100,004)	1,776
Inventories	—	178,113	206,192	(7,143)	377,162
Prepaid expenses	—	4,194	6,101	—	10,295
Income tax receivable	—	16,955	—	—	16,955
Deferred income taxes	—	—	6,328	2,073	8,401
Other current assets	—	2,322	3,610	—	5,932

Total current assets	1,894	581,349	691,745	(105,074)	1,169,914
Property and equipment, net	—	573,243	652,013	—	1,225,256
Other long-term assets	40,673	—	32,894	—	73,567
Deferred income taxes	—	786	33,486	—	34,272
Investments in nonconsolidated affiliates	—	—	592	—	592
Investment in affiliates	1,402,887	(166,689)	—	(1,236,198)	—
Intercompany borrowing	7,245	844,030	83,774	(935,049)	—
Intangible assets, net	—	104,342	567,181	—	671,523
Goodwill	—	—	409,239	—	409,239

Total assets	$1,452,699	1,937,061	2,470,924	(2,276,321)	3,584,363

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	91,798	229,196	—	320,994
Short-term borrowings	—	—	6,726	—	6,726
Accrued expenses and other liabilities	3,579	64,204	111,169	—	178,952
Accrued interest	18,204	192	219	—	18,615
Due to affiliates	8,976	21,489	72,943	(100,004)	3,404
Accrued income taxes	—	—	2,688	—	2,688
Deferred income taxes	—	786	18,736	—	19,522
Current installments of long-term debt	—	—	68,378	—	68,378

Total current liabilities	30,759	178,469	510,055	(100,004)	619,279
Long-term debt	1,961,279	150,000	1,053,453	—	3,164,732
Other liabilities	—	5,837	66,446	—	72,283
Pension liabilities	—	112,728	89,336	—	202,064
Intercompany Borrowings	3,943	83,774	847,332	(935,049)	—
Deferred income taxes	—	—	67,147	—	67,147

Total liabilities	1,995,981	530,808	2,633,769	(1,035,053)	4,125,505

Minority interests	—	—	3,844	—	3,844
Shareholder’s equity (deficit):
Additional paid-in capital	601,017	2,193,688	535,622	(2,729,310)	601,017
Accumulated deficit	(1,320,259)	(966,975)	(875,705)	1,840,976	(1,321,963)
Accumulated other comprehensive income	175,960	179,540	173,394	(352,934)	175,960

Total shareholder’s equity (deficit)	(543,282)	1,406,253	(166,689)	(1,241,268)	(544,986)

Total liabilities and shareholder’s equity	$1,452,699	1,937,061	2,470,924	(2,276,321)	3,584,363

Condensed Consolidated Balance Sheet as of December 31, 2007:

	Successor
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,051	47,514	193,491	—	249,056
Receivables, net	—	106,137	387,873	—	494,010
Due from affiliates	—	181,864	280,175	(453,037)	9,002
Inventories	—	197,153	219,580	(3,494)	413,239
Prepaid expenses	—	5,138	6,403	—	11,541
Income tax receivable	—	14,865	—	—	14,865
Deferred income taxes	—	—	20,278	—	20,278
Other current assets	—	5,045	5,017	—	10,062

Total current assets	8,051	557,716	1,112,817	(456,531)	1,222,053
Property and equipment, net	—	615,636	633,618	—	1,249,254
Other long-term assets	47,138	—	36,319	—	83,457
Deferred income taxes	—	—	15,799	865	16,664
Investments in nonconsolidated affiliates	—	—	475	—	475
Investment in affiliates	2,274,679	488,685	—	(2,763,364)	—
Intercompany borrowing	—	859,474	—	(859,474)	—
Intangible assets, net	—	103,915	585,343	—	689,258
Goodwill	—	14,057	1,171,996	—	1,186,053

Total assets	$2,329,868	2,639,483	3,556,367	(4,078,504)	4,447,214

Liabilities and Shareholder’s Equity
Current liabilities:
Trade payables	$—	107,345	222,219	—	329,564
Short-term borrowings	—	—	4,768	—	4,768
Accrued expenses and other liabilities	2,115	67,965	123,082	—	193,162
Accrued interest	17,748	—	797	—	18,545
Due to affiliates	23,976	33,002	419,332	(453,037)	23,273
Accrued income taxes	—	—	27,681	—	27,681
Deferred income taxes	—	17,933	3,218	—	21,151
Current installments of long-term debt	—	—	14,750	—	14,750

Total current liabilities	43,839	226,245	815,847	(453,037)	632,894

Long-term debt	1,956,734	—	1,101,495	—	3,058,229
Other liabilities	—	6,103	79,385	—	85,488
Pension liabilities	—	116,705	74,524	—	191,229
Intercompany Borrowings	11,399	4,097	843,978	(859,474)	—
Deferred income taxes	—	8,300	148,430	—	156,730

Total liabilities	2,011,972	361,450	3,063,659	(1,312,511)	4,124,570

Minority interests	—	—	4,024	—	4,024
Shareholder’s equity:
Additional paid-in capital	600,274	2,402,220	484,275	(2,886,495)	600,274
Accumulated deficit	(325,632)	(167,441)	(31,764)	199,931	(324,906)
Accumulated other comprehensive income	43,254	43,254	36,173	(79,429)	43,252

Total shareholder’s equity	317,896	2,278,033	488,684	(2,765,993)	318,620

Total liabilities and shareholder’s equity	$2,329,868	2,639,483	3,556,367	(4,078,504)	4,447,214

Condensed Consolidated Statement of Operations for the year ended December 31, 2008:

	Successor
	Year ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	1,072,061	1,979,113	(411,920)	2,639,254
Cost of sales, excluding depreciation	—	775,069	1,470,983	(408,269)	1,837,783

Gross profit	—	296,992	508,130	(3,651)	801,471
Selling, general and administrative expenses, including depreciation	(15,631)	308,739	411,761	—	704,869
Research and development expenses	—	50,519	25,158	—	75,677
Goodwill impairment charge	—	14,571	842,968	—	857,539

Operating income (loss)	15,631	(76,837)	(771,757)	(3,651)	(836,614)
Other income (expense):
Interest income	—	97,527	4,417	(96,262)	5,682
Interest expense	(210,755)	(2,910)	(165,243)	96,262	(282,646)
Other income (expense), net	(799,503)	(845,289)	6,856	1,643,486	5,550
Minority interests	—	—	461	—	461

Income (loss) before income taxes (benefit)	(994,627)	(827,509)	(925,266)	1,639,835	(1,107,567)
Income taxes (benefit)	—	(27,975)	(81,325)	(1,210)	(110,510)

Net income (loss)	$(994,627)	(799,534)	(843,941)	1,641,045	(997,057)

Condensed Consolidated Statement of Operations for the year ended December 31, 2007:

	Successor
	Year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	1,081,648	1,831,473	(375,319)	2,537,802
Cost of sales, excluding depreciation	—	731,424	1,295,534	(373,818)	1,653,140

Gross profit	—	350,224	535,939	(1,501)	884,662
Selling, general and administrative expenses, including depreciation	40,318	378,924	304,657	—	723,899
Research and development expenses	—	46,462	32,109	—	78,571

Operating income (loss)	(40,318)	(75,162)	199,173	(1,501)	82,192
Other income (expense):
Interest income	95,606	3,185	9,637	(101,186)	7,242
Interest expense	(207,504)	6,958	(189,476)	101,186	(288,836)
Other income (expense), net	(101,871)	(10,865)	(20,033)	112,793	(19,976)
Minority interests	—	—	(128)	—	(128)

Income (loss) before income taxes (benefit)	(254,087)	(75,884)	(827)	111,292	(219,506)
Income taxes (benefit)	—	25,987	10,095	(1,287)	34,795

Net income (loss)	$(254,087)	(101,871)	(10,922)	112,579	(254,301)

Condensed Consolidated Statement of Operations for the period from December 4, 2006 through December 31, 2006:

	Successor
	Period from December 4, 2006 through December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	97,563	180,152	(31,526)	246,189
Cost of sales, excluding depreciation	—	77,785	139,932	(32,456)	185,261

Gross profit	—	19,778	40,220	930	60,928
Selling, general and administrative expenses, including depreciation	(2,336)	27,491	28,378	(432)	53,101
Research and development expenses	—	37,034	22,391	—	59,425

Operating income (loss)	2,336	(44,747)	(10,549)	1,362	(51,598)
Other income (expense):
Interest income	343	248	136	—	727
Interest expense	(8,654)	(201)	(13,454)	—	(22,309)
Other income (expense), net	(65,570)	(20,870)	78	86,411	49
Minority interests	—	—	(167)	—	(167)

Income (loss) before income taxes (benefit)	(71,545)	(65,570)	(23,956)	87,773	(73,298)
Income taxes (benefit)	—	—	(3,115)	422	(2,693)

Net income (loss)	$(71,545)	(65,570)	(20,841)	87,351	(70,605)

Condensed Combined Statement of Operations for the period from January 1, 2006 through December 3, 2006:

	Predecessor
	Period from January 1, 2006 through December 3, 2006
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Net sales	$1,047,018	1,473,293	(352,325)	2,167,986
Cost of sales, excluding depreciation	706,667	1,045,120	(354,197)	1,397,590

Gross profit	340,351	428,173	1,872	770,396
Selling, general and administrative expenses, including depreciation	293,923	251,251	—	545,174
Research and development expenses	49,407	23,423	—	72,830

Operating income (loss)	(2,979)	153,499	1,872	152,392
Other income (expense):
Interest income	85,750	1,573	—	87,323
Interest expense	(75,775)	(23,382)	—	(99,157)
Other income (expense), net	(11,588)	6,623	260	(4,705)
Minority interests	(605)	(43,260)	—	(43,865)

Income (loss) before income taxes (benefit)	(5,197)	95,053	2,132	91,988
Income taxes (benefit)	11,252	47,039	—	58,291

Net income (loss)	$(16,449)	48,014	2,132	33,697

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2008:

	Successor
	Fiscal year ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(188,973)	238,061	27,957	—	77,045

Cash flows from investing activities:
Capital expenditures	—	(60,897)	(78,602)	—	(139,499)
Purchase of intangible assets	—	(8,705)	(943)	—	(9,648)

Net cash used in investing activities	—	(69,602)	(79,545)	—	(149,147)

Cash flows from financing activities:
Dividends paid within MPM Inc.	190,785	(179,876)	(10,909)	—	—
Capital contribution to affiliates	—	4,261	(4,261)	—	—
Net change in short-term borrowings	—	—	2,324	—	2,324
Payments of long-term debt	—	—	(15,631)	—	(15,631)
Proceeds of long-term debt	—	150,000	38,470	—	188,470
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	3,798	10,309	(14,107)	—	—

Net cash provided by (used in) financing activities	194,583	(15,306)	(9,014)	—	170,263

Increase (decrease) in cash and cash equivalents	5,610	153,153	(60,602)	—	98,161
Effect of exchange rate changes on cash	(11,767)	—	5,092	—	(6,675)
Cash and cash equivalents, beginning of year	8,051	47,514	193,491	—	249,056

Cash and cash equivalents, end of year	$1,894	200,667	137,981	—	340,542

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2007:

	Successor
	Fiscal year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(115,406)	240,160	173,264	3,509	301,527

Cash flows from investing activities:
Capital expenditures	—	(72,122)	(104,790)	—	(176,912)
Payments associated with acquisition of Momentive Performance Materials Inc.	(61,985)	—	—	—	(61,985)
Investment in nonconsolidated affiliates			(766)		(766)
Proceeds from sale of technology			2,412		2,412
Purchase of intangible assets	—	(1,226)	(1,670)	—	(2,896)

Net cash used in investing activities	(61,985)	(73,348)	(104,814)	—	(240,147)

Cash flows from financing activities:
Dividends paid within MPM Inc.	190,400	(185,900)	(4,500)	—	—
Net change in short-term borrowings	—	(2,128)	4,768	—	2,640
Payments of long-term debt	—	—	(10,804)	—	(10,804)
Proceeds of long-term debt	—	—	23,093	—	23,093
Principal payments on capital lease obligations	—	(498)	(1,587)	—	(2,085)
Funds received from Xinan	—	—	19,792	—	19,792
Funds remitted to joint venture	—	—	(9,800)	—	(9,800)
Net borrowings with affiliates	(43,168)	1,769	44,908	(3,509)	—

Net cash provided by (used in) financing activities	147,232	(186,757)	65,870	(3,509)	22,836

Increase (decrease) in cash and cash equivalents	(30,159)	(19,945)	134,320	—	84,216
Effect of exchange rate changes on cash	38,210	—	(71,380)	—	(33,170)
Cash and cash equivalents, beginning of year	—	67,459	130,551	—	198,010

Cash and cash equivalents, end of year	$8,051	47,514	193,491	—	249,056

Condensed Consolidated Statement of Cash Flows for the period from December 4, 2006 through December 31, 2006:

	Successor
	Period from December 4, 2006 through December 31, 2006
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$9,723	31,381	59,219	323	100,646

Cash flows from investing activities:
Capital expenditures	—	(11,652)	(10,071)	—	(21,723)
Payments associated with acquisition of Momentive Performance Materials Inc.	(3,704,361)	—	—	—	(3,704,361)

Net cash used in investing activities	(3,704,361)	(11,652)	(10,071)	—	(3,726,084)

Cash flows from financing activities:
Capital contribution	903,500	—	—	—	903,500
Proceeds from issuance of long-term debt	3,023,928	—	—	—	3,023,928
Payments of short-term debt	(50,000)	—	—	—	(50,000)
Debt issuance cost	(78,212)	—	—	—	(78,212)
Principal payments of capital lease obligations	—	(67)	(126)	—	(193)
Net borrowings with affiliates	(102,265)	52,693	49,895	(323)	—

Net cash provided by (used in) financing activities	3,696,951	52,626	49,769	(323)	3,799,023

Increase in cash and cash equivalents	2,313	72,355	98,917	—	173,585
Effect of exchange rate changes on cash	(2,313)	—	1,680	—	(633)
Cash and cash equivalents, beginning of period	—	(4,898)	29,956	—	25,058

Cash and cash equivalents, end of period	$—	67,457	130,553	—	198,010

Condensed Combined Statement of Cash Flows for the period from January 1, 2006 through December 3, 2006:

	Predecessor
	Period from January 1, 2006 through December 3, 2006
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32,430)	(169,015)	260	(201,185)

Cash flows from investing activities:
Capital expenditures	(79,835)	(68,437)	—	(148,272)
Purchases of intangible assets	(193)	(1,546)	—	(1,739)
Payments associated with acquisition of OrganoSilicones Inc.	(56,260)	—	—	(56,260)
Investments in nonconsolidated affiliates	—	(37,462)	—	(37,462)

Net cash used in investing activities	(136,288)	(107,445)	—	(243,733)

Cash flows from financing activities:
Capital contribution from joint venture partner	—	7,350	—	7,350
Dividend paid to joint venture partner	—	(63,664)	—	(63,664)
Net (decrease) increase in short-term borrowings	(3,540)	2,847		(693)
Payments of long-term debt	—	(3,089)	—	(3,089)
Principal payments of capital lease obligations	(504)	(1,246)	—	(1,750)
Net transfers from General Electric Company and affiliates	24,057	77,781	(260)	101,578

Net cash provided by (used in) financing activities	20,013	19,979	(260)	39,732

Decrease in cash and cash equivalents	(148,705)	(256,481)	—	(405,186)
Effect of exchange rate changes on cash	(950)	22,419	—	21,469
Cash and cash equivalents, beginning of period	248,205	390,022	—	638,227

Cash and cash equivalents, end of period	$98,550	155,960	—	254,510

(21) Subsequent Event

On March 13, 2009, the Company announced a plan of cost cutting actions intended to reduce its operating costs. As part of this plan, the Company intends to reduce its global workforce by approximately 100 employees through a combination of reductions and attrition. In addition, beginning April 1, 2009, the salaries for the President and CEO and the Company’s senior leadership team will be reduced by 10 percent. The Company will also reduce the pay of most salaried professionals and administrative employees by approximately 7.5 percent.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (formerly known as Nautilus Holdings Acquisition Corp.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.1	Certificate of Incorporation, as amended, of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.2	Amended and Restated By-laws of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.3	Certificate of Incorporation, as amended, of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.4	Amended and Restated By-laws of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.5	Certificate of Incorporation, as amended, of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.6	Amended and Restated By-laws of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.7	Certificate of Incorporation, as amended, of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.8	Amended and Restated By-laws of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.9	Amended and Restated Operating Agreement of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.10	Articles of Organization, as amended, of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.11	Certificate of Incorporation, as amended, of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.12	Amended and Restated By-laws of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.13	Certificate of Incorporation, as amended, of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.14	Amended and Restated By-laws of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.15	Operating Agreement of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.16	Certificate of Formation of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

Exhibit Number	Description
3.17	Operating Agreement of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.18	Certificate of Formation of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.19	Operating Agreement of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.1	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.2	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.3	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.4	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.5	9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.6	10 1/8%/10 7/8 % Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
4.7	11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.8	9% Senior Euro Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.9	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.10	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.11	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2 % Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.12	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.13	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the €275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.14	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

Exhibit Number	Description
10.1	$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2	Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3	Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4	Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**	Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.8**	Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, Momentive Performance Materials (Thailand) Ltd. (formerly known as GE Toshiba Silicones (Thailand) Limited) and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9	Transition Services Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.10	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.11†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.12†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.13†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
10.14†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.15†	Employment Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Jonathan Rich (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.16†	Employment Agreement, dated March 19, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.17†	Separation Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.18†	Employment Agreement, dated April 1, 2007, between Momentive Performance Materials (Hong Kong) Limited and Eddy Wu (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 31, 2008)

10.19†	Annual Cash Bonus Plan (filed as the exhibit to our Quarterly Report on Form 10-Q, filed on May 14, 2008)

14.1	Code of Conduct (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
**	Certain portions of this document have been omitted pursuant to an order granting confidential treatment.
†	Indicates a management contract or compensatory plan or arrangement.