Form 10-Q
period 2009-03-29
Momentive Performance Materials Inc.
filed 2009-05-05
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-146093

Momentive Performance Materials Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5748297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Corporate Wood Blvd., 2nd Fl Albany, NY 12211	(518) 533-4600
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☑        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on May 5, 2009 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	March 29, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$381,097	340,542
Receivables, net (note 4)	348,655	408,851
Due from affiliates	2,950	1,776
Inventories (note 5)	348,274	377,162
Prepaid expenses	9,970	10,295
Income tax receivable	2,730	16,955
Deferred income taxes (note 7)	10,853	8,401
Other current assets	5,076	5,932

Total current assets	1,109,605	1,169,914
Property and equipment (net of accumulated depreciation and amortization of $472,712 and $447,024 at March 29, 2009 and December 31, 2008, respectively)	1,175,633	1,225,256
Other long-term assets	71,746	73,567
Deferred income taxes (note 7)	40,565	34,272
Investments in nonconsolidated affiliates	549	592
Intangible assets (net of accumulated amortization of $94,980 and $89,078 at March 29, 2009 and December 31, 2008, respectively)	638,120	671,523
Goodwill	389,532	409,239

Total assets	$3,425,750	3,584,363

Liabilities and Shareholder’s Deficit
Current liabilities:
Trade payables	$219,135	320,994
Short-term borrowings (note 6)	4,598	6,726
Accrued expenses and other liabilities	161,714	178,952
Accrued interest	71,141	18,615
Due to affiliates	4,369	3,404
Accrued income taxes (note 7)	4,682	2,688
Deferred income taxes (note 7)	15,570	19,522
Current installments of long-term debt (note 6)	70,984	68,378

Total current liabilities	552,193	619,279
Long-term debt (note 6)	3,217,240	3,164,732
Other liabilities	67,020	72,283
Pension liabilities (note 9)	197,107	202,064
Deferred income taxes (note 7)	55,001	67,147

Total liabilities	4,088,561	4,125,505

Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	601,139	601,017
Accumulated deficit	(1,418,782)	(1,321,963)
Accumulated other comprehensive income (note 8)	151,950	175,960

Total Momentive Performance Materials Inc. shareholder’ s deficit	(665,693)	(544,986)
Noncontrolling interest	2,882	3,844

Total shareholder’s deficit	(662,811)	(541,142)

Total liabilities and shareholder’s deficit	$3,425,750	3,584,363

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended
	March 29, 2009	March 30, 2008
Net sales	$418,059	656,612
Cost of sales, excluding depreciation	311,482	433,059

Gross profit	106,577	223,553
Selling, general and administrative expenses	92,479	103,324
Depreciation and amortization expenses	49,599	55,998
Research and development expenses	15,986	17,911
Restructuring and other costs (note 2(c))	11,282	4,253

Operating (loss) income	(62,769)	42,067
Other income (expense):
Interest income	988	1,350
Interest expense	(66,304)	(68,288)
Other income (expense), net	9,973	(13,619)

Loss before income taxes	(118,112)	(38,490)
Income taxes (benefit) (note 7)	(20,645)	10,449

Net loss	(97,467)	(48,939)
Net loss attributable to the noncontrolling interest	648	61

Net loss attributable to Momentive Performance Materials Inc.	$(96,819)	(48,878)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net loss attributable to Momentive Performance Materials Inc.	$(96,819)	(48,878)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	49,599	55,998
Amortization of debt issuance costs	2,544	2,367
Deferred income taxes	(23,954)	3,158
Stock-based compensation expense	192	313
Change in the noncontrolling interests	(648)	(61)
Change in unrealized (gain) loss on derivative instruments	(5,293)	13,730
Changes in operating assets and liabilities:
Receivables	49,699	(27,941)
Inventories	21,690	(26,020)
Due to/from affiliates	(889)	(4,581)
Prepaid expenses and other assets	(1,271)	(5,312)
Trade payables	(91,851)	17,265
Accrued expenses and other liabilities	45,544	55,183
Accrued income taxes	15,839	5,578
Pension liabilities	(82)	(5,513)

Net cash (used in) provided by operating activities	(35,700)	35,286

Cash flows from investing activities:
Capital expenditures	(8,769)	(35,786)
Purchases of intangible assets	(967)	(836)

Net cash used in investing activities	(9,736)	(36,622)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(1,813)	4,899
Proceeds from long-term debt	91,971	20,007
Payments of long-term debt	(187)	(14,400)
Funds remitted to joint venture	(4,900)	(4,900)

Net cash provided by financing activities	85,071	5,606

Increase in cash and cash equivalents	39,635	4,270
Effect of exchange rate changes on cash	920	3,309
Cash and cash equivalents, beginning of period	340,542	249,056

Cash and cash equivalents, end of period	$381,097	256,635

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the interim periods are not necessarily indicative of results for the full year. The balance sheet data as of December 31, 2008 was derived from audited financial statements as of December 31, 2008 but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

(2)	Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of March 29, 2009 and December 31, 2008, and for the fiscal three-month periods ended March 29, 2009 and March 30, 2008. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(2)	Summary of Significant Accounting Policies (cont’d)

(b)	Income Taxes

For the fiscal three-month period ended March 29, 2009, the provision for income taxes during interim reporting periods was calculated by applying the discrete method, in accordance with FASB interpretation No. 18, Accounting for Income Taxes in Interim Period (FIN 18).

For the fiscal three-month period ended March 30, 2008, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items).

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

(c)	Restructuring and other costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions), consulting services associated with transformation savings, and initial stand-alone activities.

For the fiscal three-month periods ended March 29, 2009 and March 30, 2008, the Company recognized restructuring of $15,336 and $243 and other service costs of $(4,054) and $4,010, respectively. Other service costs of $(4,054) for fiscal three-month period ended March 29, 2009 included a one-time benefit reduction and wage tax credits of $5,419.

The following table sets forth the changes in restructuring reserve:

Balance as of January 1, 2008	$7,118
Addition	18,496
Cash payments	(8,253)
Foreign currency translation adjustments	(570)

Balance as of December 31, 2008	16,791
Addition	15,336
Cash payments	(5,114)
Foreign currency translation adjustments	(729)

Balance as of March 29, 2009	$26,284

(d)	Use of Estimates

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

7	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(2)	Summary of Significant Accounting Policies (cont’d)

(e)	Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, which requires those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently in the process of evaluating this guidance.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company is currently in the process of evaluating this guidance.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan under Statement of Financial Accounting Standards No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132(R)). This FSP also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of evaluating this guidance.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, the Company adopted the expanded disclosure requirements as disclosed in Note 10.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the provisions of FSP FAS 157-2 on January 1, 2009 and it did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combination by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008 and should be applied to business combinations occurring after the effective date. The Company adopted the provisions of SFAS 141R and it did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The Company adopted SFAS 160 on January 1, 2009.

(3)	Fair Value Measurements

Statement of Financial Accounting Standards No. 157 (SFAS 157) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; or observable prices which are based on observable market data, based on, directly or indirectly market-corroborated inputs. The Company’s level 2 liabilities included interest rate swaps and natural gas derivative contracts that are traded in an active exchange market.

Level 3	Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances.

The following table presents liabilities at March 29, 2009 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	3,441	—	3,441
Natural gas derivative contracts		3,481		3,481

Total liabilities at fair value	$—	6,922	—	6,922

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the natural gas derivative contracts and interest rate swap generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swap at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended March 29, 2009 that would reduce the receivable amount owed, if any, to the Company.

8	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(3)	Fair Value Measurements (cont’d)

At March 29, 2009, the Company estimates that the $1,946,118 of outstanding fixed rate senior notes had a fair value of approximately $464,906; the $1,039,695 of outstanding variable rate term loans had a fair value of approximately $573,772; and the fair value of the $60,441 outstanding construction project financing loan and $240,000 borrowing under the revolving credit facility were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

(4)	Receivables, net

Receivables consisted of the following at March 29, 2009 and December 31, 2008:

	March 29, 2009	December 31, 2008
Trade	$300,749	353,728
Other:
VAT	27,126	29,366
Advances	6,478	9,364
Other	18,344	20,706

	352,697	413,164
Allowance for doubtful accounts	(4,042)	(4,313)

Total receivables, net	$348,655	408,851

(5)	Inventories

Inventories consisted of the following at March 29, 2009 and December 31, 2008:

	March 29, 2009	December 31, 2008
Raw materials and work-in-process	$125,922	133,618
Finished goods	222,352	243,544

Total inventories	$348,274	377,162

(6)	Indebtedness

(a)	Short-Term Borrowings

At March 29, 2009, the Company’s short-term borrowings consisted of bank borrowings of $4,598 with a weighted average interest rate of 7.15%. At December 31, 2008, the Company’s short-term borrowings consisted of bank borrowings of $6,726 with a weighted average interest rate of 6.53%.

(b)	Long-Term Debt

On March 10, 2009, the Company drew down an additional $90,000 against the $300,000 revolving credit facility, increasing the amounts drawn down to $240,000. The borrowing accrues interest at a rate of 3.81% per annum for an initial interest rate period through June 10, 2009. The outstanding letters of credit under the revolving credit facility at March 29, 2009 were $29.4 million, leaving unused capacity of $30.6 million. Outstanding letters of credit issued under the synthetic letter of credit facility at March 29, 2009 were $34.2 million, leaving unused capacity of $0.1 million.

9	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(6)	Indebtedness (cont’d)

(b)	Long-Term Debt (cont’d)

In the event weak demand stemming from the global economic downturn continues in future quarter(s) and the Company continues to experience sufficient year-over-year declines in sales and EBITDA for which the Company cannot compensate with restructuring or business optimization initiatives, the Company may have difficulty complying with the senior secured leverage ratio covenant in the future, potentially in fiscal year 2009. A breach of such covenant, if not cured or waived, could lead to an acceleration of outstanding borrowings under the agreement governing the revolving credit facility and other indebtedness. At March 29, 2009, the Company is in compliance with the covenants of the credit agreement and note indentures.

On March 17, 2009, Apollo Management VI, L.P. (“Apollo”) and the Company entered into a letter agreement enabling the Company to purchase some or all of certain debt securities of the Company acquired by Apollo or its affiliates after that date for a period of 180 days unless such securities are sold or transferred to an unaffiliated third party. As of the date of this filing, the Company has not exercised this right.

(7)	Income Taxes

The effective tax rate was 17.48% and –27.15% for the fiscal three-month periods ended March 29, 2009 and March 30, 2008, respectively. The change in the effective tax rate in 2009 was primarily due to a change in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized.

(8)	Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended
	March 29, 2009	March 30, 2008
Net loss	$(97,467)	(48,939)
Foreign currency translation	(22,515)	94,498
Other comprehensive income adjustments, net	(1,495)	135

Comprehensive income (loss)	(121,477)	45,694
Net loss attributable to the noncontrolling interest	648	61

Comprehensive income (loss) attributable to Momentive Performance Materials Inc.	$(120,829)	45,755

(9)	Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three-month periods ended March 29, 2009 and March 30, 2008:

	Pension		Postretirement
	Fiscal three-month period ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Service cost	$4,413	4,916	350	656
Interest cost	1,665	1,558	1,141	1,164
Amortization of prior service cost (benefit)	(155)	(215)	328	199
Expected return on plan assets	(686)	(834)	—	—
Amortization of actuarial gain	(174)	(286)	(31)	—
Other	(126)	—	—	—

	$4,937	5,139	1,788	2,019

In 2009, the Company expects to contribute approximately $13,762 and $3,253 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $3,221 to its domestic employee benefit plans during the fiscal three-month period ended March 29, 2009.

10	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(10)	Financial instruments

The Company’s business and activities expose it to a variety of market risks, including risks related to changes in commodity prices, foreign-currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. This program recognizes the unpredictability of financial and commodity markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. As part of its risk management strategy, the Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in currency exchange rates, commodity prices and interest rates.

Cash Flow Hedges

The Company’s commodity price risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly in natural gas, can cause the actual prices paid to natural gas vendors to differ from anticipated cash outlays. The Company uses commodity swap contracts to manage these risks. The Company’s energy risk management strategy is to use derivative instruments to minimize significant unanticipated manufacturing cost fluctuations that may arise from volatility in natural gas prices.

The Company’s interest rate risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the Company’s borrowings and to manage the interest rate sensitivity of its debt.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The maximum term over which the Company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months for commodity hedges. No cash flow hedges were discontinued during the first quarter of 2009.

Derivatives Not Designated as Hedging Instruments

The Company uses commodity forward contracts to hedge a portion of its anticipated cash payments to natural gas vendors in the U.S., which can fluctuate based on changes in natural gas prices. Since these forward contracts do not meet the provisions specified by Statement of Financial Accounting Standards No. 133, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

On March 2, 2009, the Company settled all of its outstanding foreign currency forward contracts and recognized a gain of $4,035.

Financial instruments are neither held nor issued by the Company for trading purposes. The Company’s natural gas hedge contracts and interest rate swap contract do not contain any credit related contingent features and accordingly, the Company is not required to post any collateral.

The notional amounts of the Company’s derivative instruments outstanding as of March 29, 2009, were as follows:

Notional Amount
Derivatives Designated as Hedges:
Interest Rate Swap contract	$185,000
Natural Gas Hedge Contracts	8,843

Total Derivatives Designated as Hedges	$193,843

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	$3,136

Total Derivatives Not Designated as Hedges	$3,136

11	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(10)	Financial instruments (cont’d)

The fair values of the Company’s derivative instruments outstanding as of March 29, 2009, were as follows:

	Balance Sheet Location	Fair Value
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	Accrued expense and other liabilities	$3,441
Natural Gas Hedge Contracts	Accrued expense and other liabilities	1,649

Total Derivatives Designated as Hedges		$5,090

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	Accrued expense and other liabilities	$1,832

Total Derivatives Not Designated as Hedges		$1,832

Total Liability Derivatives		$6,922

The gains and losses on the Company’s derivative instruments during the fiscal three-month period ended March 29, 2009 were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	$137	Interest Expense	$(938)
Natural Gas Hedge Contracts	(1,649)	Cost of sales, excluding depreciation	(186)

Total Derivatives Designated as Hedges	$(1,512)		$(1,124)

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	—	Other income (expense)	(729)
Foreign Currency Contracts	—	Other income (expense)	4,035

Total Derivatives Not Designated as Hedges	—		3,306

Total Derivatives	$(1,512)		$2,182

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow hedges under SFAS 133, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

12	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Operating Segments

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended March 29, 2009:
Net sales (a)	$384,472	33,587	—	418,059
Operating income (loss) (b)	(42,320)	(25,123)	4,674	(62,769)
Depreciation and amortization	41,980	7,619	—	49,599
Interest expense and other financial charges	66,181	123	—	66,304
Interest income	923	65	—	988
Provision for income taxes	(21,262)	617	—	(20,645)
Capital expenditures	7,474	1,295	—	8,769

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended March 30, 2008:
Net sales (a)	$589,759	66,853	—	656,612
Operating income (loss) (b)	50,713	5,234	(13,880)	42,067
Depreciation and amortization	47,524	8,474	—	55,998
Interest expense and other financial charges	68,284	4	—	68,288
Interest income	1,059	291	—	1,350
Provision for income taxes	8,424	2,025	—	10,449
Capital expenditures	31,794	3,992	—	35,786

(a)	There were no intersegment sales during the fiscal three-month periods ended March 29, 2009 or March 30, 2008, respectively.

(b)	A reconciliation of the segment operating income (loss) to (loss) before income taxes would include interest income, interest expense, other income (expense), net and noncontrolling interests as presented in the Condensed Consolidated Statements of Operations.

(c)	Corporate and other items include pension expenses and headquarter costs net of corporate assessment.

13	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(11)	Operating Segments (cont’d)

The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangibles and goodwill.

	Fiscal three-month period ended
	March 29, 2009	March 30, 2008
Net sales:
United States	$143,478	214,658
Canada	8,167	10,981
Pacific	117,484	181,947
Europe	131,780	229,435
Mexico and Brazil	17,150	19,591

	$418,059	656,612

	March 29, 2009	December 31, 2008
Long-lived assets
United States	$658,254	677,705
Canada	21,462	21,720
Pacific	806,786	851,066
Europe	710,643	749,333
Mexico and Brazil	6,140	6,194

	$2,203,285	2,306,018

(12)	Guarantor/ Non-Guarantor Subsidiary Financial Information

The Company has outstanding $765 million of senior notes, €275 million of Euro senior notes, $316.3 million of senior toggle notes and $500 million of senior subordinated notes, which are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 29, 2009 and December 31, 2008, the Condensed Consolidated Statements of Operations for the fiscal three-month periods ended March 29, 2009 and March 30, 2008 and Condensed Consolidated Statements of Cash Flows for the fiscal three-month periods ended March 29, 2009 and March 30, 2008 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are pledged under the senior secured credit facility, and consequently will not be available to satisfy the claims of the Company’s general creditors.

14	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(12)	Guarantor/ Non-Guarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Balance Sheet as of March 29, 2009:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$249,963	945	130,189	—	381,097
Receivables, net	—	95,572	253,083	—	348,655
Due from affiliates		86,476	16,223	(99,749)	2,950
Inventories	—	172,110	186,009	(9,845)	348,274
Prepaid expenses	—	5,248	4,722	—	9,970
Income tax receivable	—	2,730	—	—	2,730
Deferred income taxes	—	—	8,836	2,017	10,853
Other current assets		3,288	1,788	—	5,076

Total current assets	249,963	366,369	600,850	(107,577)	1,109,605
Property and equipment, net	—	555,568	620,065	—	1,175,633
Other long-term assets	39,048	—	32,698	—	71,746
Deferred income taxes	—	786	39,779	—	40,565
Investments in nonconsolidated affiliates	—	—	549	—	549
Investment in affiliates	1,329,973	(244,850)	—	(1,085,123)	—
Intercompany borrowings		1,133,748	83,026	(1,216,774)	—
Intangible assets, net	—	102,687	535,433	—	638,120
Goodwill	—	—	389,532	—	389,532

Total assets	$1,618,984	1,914,308	2,301,932	(2,409,474)	3,425,750

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	58,051	161,084	—	219,135
Short-term borrowings	—	—	4,598	—	4,598
Accrued expenses and other liabilities	3,441	54,150	104,123	—	161,714
Accrued interest	67,775	284	3,082	—	71,141
Due to affiliates	—	18,855	85,263	(99,749)	4,369
Accrued income taxes	—	—	4,682	—	4,682
Deferred income taxes	—	786	14,784	—	15,570
Current installments of long-term debt	—	—	70,984	—	70,984

Total current liabilities	71,216	132,126	448,600	(99,749)	552,193
Long-term debt	1,946,118	240,000	1,031,122	—	3,217,240
Other liabilities	—	10,679	56,341	—	67,020
Pension liabilities	—	115,252	81,855	—	197,107
Intercompany borrowings	262,883	82,910	870,981	(1,216,774)	—
Deferred income taxes	—	—	55,001	—	55,001

Total liabilities	2,280,217	580,967	2,543,900	(1,316,523)	4,088,561

Shareholder’s equity (deficit):
Additional paid-in capital	601,139	2,201,056	540,476	(2,741,532)	601,139
Accumulated deficit	(1,414,322)	(1,023,106)	(936,237)	1,954,883	(1,418,782)
Accumulated other comprehensive income	151,950	155,391	150,911	(306,302)	151,950

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(661,233)	1,333,341	(244,850)	(1,092,951)	(665,693)
Noncontrolling Interest	—	—	2,882	—	2,882

Total shareholder’s equity (deficit)	(661,233)	1,333,341	(241,968)	(1,092,951)	(662,811)

Total liabilities and shareholder’s equity (deficit)	$1,618,984	1,914,308	2,301,932	(2,409,474)	3,425,750

15	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(12)	Guarantor/Non-Guarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Balance Sheet as of December 31, 2008:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,894	200,667	137,981	—	340,542
Receivables, net	—	96,572	312,279	—	408,851
Due from affiliates	—	82,525	19,254	(100,003)	1,776
Inventories	—	178,114	206,192	(7,144)	377,162
Prepaid expenses	—	4,194	6,101	—	10,295
Income tax receivable	—	16,955	—	—	16,955
Deferred income taxes	—	—	6,328	2,073	8,401
Other current assets	—	2,322	3,610	—	5,932

Total current assets	1,894	581,349	691,745	(105,074)	1,169,914
Property and equipment, net	—	573,243	652,013	—	1,225,256
Other long-term assets	40,673	—	32,894	—	73,567
Deferred income taxes	—	786	33,486	—	34,272
Investments in nonconsolidated affiliates	—	—	592	—	592
Investment in affiliates	1,402,887	(166,689)	—	(1,236,198)	—
Intercompany borrowing	7,245	844,030	83,774	(935,049)	—
Intangible assets, net	—	104,342	567,181	—	671,523
Goodwill	—	—	409,239	—	409,239

Total assets	$1,452,699	1,937,061	2,470,924	(2,276,321)	3,584,363

Liabilities and Shareholder’s Equity (deficit)
Current liabilities:
Trade payables	$—	91,798	229,196	—	320,994
Short-term borrowings	—	—	6,726	—	6,726
Accrued expenses and other liabilities	3,579	64,204	111,169	—	178,952
Accrued interest	18,204	192	219	—	18,615
Due to affiliates	8,976	21,489	72,943	(100,004)	3,404
Accrued income taxes	—	—	2,688	—	2,688
Deferred income taxes	—	786	18,736	—	19,522
Current installments of long-term debt	—	—	68,378	—	68,378

Total current liabilities	30,759	178,469	510,055	(100,004)	619,279
Long-term debt	1,961,279	150,000	1,053,453	—	3,164,732
Other liabilities	—	5,837	66,446	—	72,283
Pension liabilities	—	112,728	89,336	—	202,064
Intercompany Borrowings	3,943	83,774	847,332	(935,049)	—
Deferred income taxes	—	—	67,147	—	67,147

Total liabilities	1,995,981	530,808	2,633,769	(1,035,053)	4,125,505

Shareholder’s equity (deficit):
Additional paid-in capital	601,017	2,193,688	535,622	(2,729,310)	601,017
Accumulated deficit	(1,320,259)	(966,975)	(875,705)	1,840,976	(1,321,963)
Accumulated other comprehensive income	175,960	179,540	173,394	(352,934)	175,960

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(543,282)	1,406,253	(166,689)	(1,241,268)	(544,986)
Noncontrolling Interest	—	—	3,844	—	3,844

Total shareholder’s equity (deficit)	(543,282)	1,406,253	(162,845)	(1,241,268)	(541,142)

Total liabilities and shareholder’s equity (deficit)	$1,452,699	1,937,061	2,470,924	(2,276,321)	3,584,363

16	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(12)	Guarantor/Non-Guarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended March 29, 2009 and March 30, 2008:

	Fiscal three-month period ended March 29, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	190,977	301,139	(74,057)	418,059
Cost of sales, excluding depreciation	—	137,999	244,839	(71,356)	311,482

Gross profit	—	52,978	56,300	(2,701)	106,577
Selling, general and administrative expenses	(15,228)	34,745	84,244	—	103,761
Depreciation and amortization	—	23,681	25,918	—	49,599
Research and development expenses	—	10,310	5,676	—	15,986

Operating income (loss)	15,228	(15,758)	(59,538)	(2,701)	(62,769)
Other income (expense):
Interest income	—	24,003	1,924	(24,939)	988
Interest expense	(53,158)	(2,638)	(35,447)	24,939	(66,304)
Other income (expense), net	(56,133)	(61,306)	10,748	116,664	9,973

Income (loss) before income taxes	(94,063)	(55,699)	(82,313)	113,963	(118,112)
Income taxes (benefit)	—	432	(21,133)	56	(20,645)

Net loss	(94,063)	(56,131)	(61,180)	113,907	(97,467)
Net loss attributable to the noncontrolling interest	—	—	648	—	648

Net loss attributable to Momentive Performance Materials Inc.	$(94,063)	(56,131)	(60,532)	113,907	(96,819)

	Fiscal three-month period ended March 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	277,195	482,943	(103,526)	656,612
Cost of sales, excluding depreciation	—	181,549	351,340	(99,830)	433,059

Gross profit	—	95,646	131,603	(3,696)	223,553
Selling, general and administrative expenses	28,232	52,645	26,700	—	107,577
Depreciation and amortization	—	24,954	31,044	—	55,998
Research and development expenses	—	11,024	6,887	—	17,911

Operating income (loss)	(28,232)	7,023	66,972	(3,696)	42,067
Other income (expense):
Interest income	—	24,311	1,387	(24,348)	1,350
Interest expense	(52,380)	280	(40,536)	24,348	(68,288)
Other income (expense), net	33,690	8,064	(13,646)	(41,727)	(13,619)

Income (loss) before income taxes	(46,922)	39,678	14,177	(45,423)	(38,490)
Income taxes (benefit)	—	6,022	6,169	(1,742)	10,449

Net income (loss)	(46,922)	33,656	8,008	(43,681)	(48,939)
Net loss attributable to the noncontrolling interest	—	—	61	—	61

Net loss attributable to Momentive Performance Materials Inc.	$(46,922)	33,656	8,069	(43,681)	(48,878)

17	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(12)	Guarantor/Non-Guarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statement of Cash Flows for the fiscal three-month period ended March 29, 2009:

	Fiscal three-month period ended March 29, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$4,289	2,909	(42,898)	—	(35,700)

Cash flows from investing activities:
Capital expenditures	—	(3,572)	(5,197)	—	(8,769)
Purchases of intangible assets	—	(572)	(395)	—	(967)

Net cash used in investing activities	—	(4,144)	(5,592)	—	(9,736)

Cash flows from financing activities:
Capital contribution to affiliates	—	(4,925)	4,925	—	—
Net change in short-term borrowings	—	—	(1,813)	—	(1,813)
Proceeds from long-term debt	—	90,000	1,971	—	91,971
Payments of long-term debt	—	—	(187)	—	(187)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	258,941	(283,562)	24,621	—	—

Net cash provided by (used in) financing activities	258,941	(198,487)	24,617	—	85,071

(Decrease) increase in cash and cash equivalents	263,230	(199,722)	(23,873)	—	39,635
Effect of exchange rate changes on cash	(15,161)	—	16,081	—	920
Cash and cash equivalents, beginning of period	1,894	200,667	137,981	—	340,542

Cash and cash equivalents, end of period	$249,963	945	130,189	—	381,097

18	(Continued)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(12)	Guarantor/Non-Guarantor Subsidiary Financial Information (cont’d)

Condensed Consolidated Statement of Cash Flows for the fiscal three-month period ended March 30, 2008:

	Fiscal three-month period ended March 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,382)	(1,020)	43,688		35,286

Cash flows from investing activities:
Capital expenditures	—	(13,386)	(22,400)	—	(35,786)
Purchase of intangible assets	—	(820)	(16)	—	(836)

Net cash used in investing activities	—	(14,206)	(22,416)	—	(36,622)

Cash flows from financing activities:
Dividends paid within MPM Inc.	—	1,987	(1,987)	—	—
Capital contribution	—	(4,900)	4,900	—	—
Net change in short-term borrowings	—	—	4,899	—	4,899
Payments of long-term debt	—	—	(14,400)	—	(14,400)
Proceeds of long-term debt	—	—	20,007	—	20,007
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	(22,720)	4,661	18,059		—

Net cash (used in) provided by financing activities	(22,720)	1,748	26,578	—	5,606

Increase in cash and cash equivalents	(30,102)	(13,478)	47,850	—	4,270
Effect of exchange rate changes on cash	30,195	—	(26,886)	—	3,309
Cash and cash equivalents, beginning of period	8,051	47,514	193,491	—	249,056

Cash and cash equivalents, end of period	$8,144	34,036	214,455	—	256,635

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking and Cautionary Statements

Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar words or expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations in operating our business contained in the documents governing our indebtedness, including the restrictive covenants therein; an event of default under our senior secured credit facility; repercussions from our Chinese subsidiary’s breach of a financial covenant under a loan agreement with the China Construction Bank on April 30, 2009; the recent global financial crisis and economic slowdown; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in this Quarterly Report on Form 10-Q. For a more detailed discussion of these and other risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies

Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions.

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, which requires those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently in the process of evaluating this guidance.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. We are currently in the process of evaluating this guidance.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan under Statement of Financial Accounting Standards No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132(R)). This FSP also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted. We are currently in the process of evaluating this guidance.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, we adopted the expanded disclosure requirements of SFAS 161 as disclosed in Note 10 to the unaudited Condensed Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008. We adopted the provisions of FSP FAS 157-2 on January 1, 2009 and it did not have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combination by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008 and should be applied to business combinations occurring after the effective date. We adopted the provisions of SFAS 141R and it did not have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. We adopted SFAS 160 on January 1, 2009.

Business Outlook

We continue to believe in the strength of the long-term fundamentals of our business. However, due to the impact of the financial crisis that began in the latter half of 2008 restricting credit availability and the ensuing global economic slowdown, the short- and mid-term outlook for our business and the industry remains uncertain. During the first quarter of 2009, we experienced significant year-over-year decreases in sales of approximately 35% and 50% in our Silicones and Quartz businesses, respectively, and weak demand has continued into the second quarter of 2009. Deteriorating economic conditions have resulted in more cautious customer spending behavior and significantly lower demand for our products compared to last year across a majority of our end markets, with particular weakness in the automotive, construction, textiles and furniture sectors. Our ability to forecast the depth and length of the current economic downturn, its impact on our business and demand for our products, as well as raw material pricing, is very limited due to the many factors involved which are outside of our control.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended March 29, 2009 and March 30, 2008:

Fiscal three-month period ended March 29, 2009 compared to fiscal three-month period ended March 30, 2008 (Unaudited)

	For fiscal three-month period ended
	March 29, 2009		March 30, 2008
	(dollars in millions)
Net sales	$418.1	100.0%	$656.6	100.0%
Cost of sales, excluding depreciation	311.5	74.5%	433.1	66.0%

Gross profit	106.6	25.5%	223.5	34.0%
Selling, general and administrative expenses	142.1	34.0%	159.2	24.2%
Research and development expenses	16.0	3.8%	17.9	2.7%
Restructuring and other costs	11.3	2.7%	4.3	0.7%

Operating income (loss)	(62.8)	(15.0)%	42.1	6.4%
Other income (expenses)
Interest expense, net	(65.2)	(15.6)%	(67.0)	(10.2)%
Other income (expense), net	10.0	2.4%	(13.6)	(2.1)%

Loss before income taxes	(118.0)	(28.2)%	(38.5)	(5.9)%
Income taxes (benefit)	(20.6)	(4.9)%	10.5	1.6%

Net loss	(97.4)	(23.3)%	(49.0)	(7.5)%
Net loss attributable to the noncontrolling interest	0.6	0.1%	0.1	—

Net loss attributable to Momentive Performance Materials Inc.	$(96.8)	(23.2)%	$(48.9)	(7.4)%

Net Sales by Segment
Silicones	$384.5	92.0%	$589.7	89.8%
Quartz	33.6	8.0%	66.9	10.2%

Total	$418.1	100.0%	$656.6	100.0%

Net Sales. Net sales in the fiscal three-month period ended March 29, 2009 were $418.1 million, compared to $656.6 million for the same period in 2008, a decrease of 36.3%. The decrease was primarily due to a decrease in sales volume of 39.3% and unfavorable exchange rate fluctuations of 1.4%, partially offset by an increase in selling prices.

Net sales for our Silicones segment in the fiscal three-month period ended March 29, 2009 were $384.5 million, compared to $589.7 million for the same period in 2008, a decrease of 34.8%. The decrease was primarily due to the impact of the global recession on sales volume which declined by 38.1% and unfavorable exchange rate fluctuations of 1.5%, partially offset by an increase in selling prices.

Net sales for our Quartz segment in the fiscal three-month period ended March 29, 2009 were $33.6 million, compared to $66.9 million for the same period in 2008, a decrease of 49.8%. The decrease primarily was a result of weak overall demand for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended March 29, 2009 was $311.5 million, compared to $433.1 million for the same period in 2008, a decrease of 28.1%. The decrease was primarily due to lower sales volume and deflation in raw material, energy and transportation costs, partially offset by significantly lower factory capacity utilization. In addition, cost of sales was favorably impacted by changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal three-month period ended March 29, 2009 was $106.6 million, compared to $223.5 million for the same period in 2008, a decrease of 52.3%. The decrease was primarily due to declining sales, offset by the effects described above in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended March 29, 2009 were $142.1 million, compared to $159.2 million for the same period in 2008, a decrease of 10.7%. The decrease was primarily due to lower depreciation and amortization expense and management’s efforts to reduce operating expenses through productivity and cost reduction initiatives, partially offset by foreign currency exchange rate fluctuations.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended March 29, 2009 were $16.0 million, compared to $17.9 million for the same period in 2008, a decrease of 10.6%. The decrease was primarily due to timing of program expenditures related to new projects and cost reduction initiatives.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended March 29, 2009 were $11.3 million, compared to $4.3 million for the same period in 2008. For the fiscal three-month period ended March 29, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $15.3 million and other services of $(4.0) million. Other service costs of $(4.0) million for fiscal three-month period ended March 29, 2009 included a one-time benefit reduction and wage tax credits of $5.4 million. For the fiscal three-month period ended March 30, 2008, these costs were comprised of restructuring costs of $0.3 million and other services of $4.0 million.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended March 29, 2009 was $65.2 million, compared to $67.0 million for the same period in 2008, a decrease of 2.5%. The decrease was primarily due to overall lower interest rates on our variable-rate term loans and favorable foreign currency exchange rate fluctuations.

Other Income (Expense), net. Other Income, net in the fiscal three-month period ended March 29, 2009 was $10.0 million, compared to other expense, net of $13.6 million for the same period in 2008. The change in other income (expense), net was primarily due to a gain associated with our foreign currency forward contracts during the fiscal three-month period ended March 29, 2009 compared to a loss for the same period in 2008. For the fiscal three-month period ended March 29, 2009, other income, net included an unrealized gain of $6.0 million and realized gain of $4.0 million. For the fiscal three-month period ended March 30, 2008, other expense, net included an unrealized loss of $13.7 million.

Income taxes. The effective tax rate was 17.48% and –27.15% for the fiscal three-month periods ended March 29, 2009 and March 30, 2008, respectively. The change in the effective tax rate in 2009 was primarily due to a change in the amount of loss before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net loss attributable to Momentive Performance Materials Inc. Net loss in the fiscal three-month period ended March 29, 2009 was $96.8 million, compared to a net loss of $48.9 million for the same period in 2008. The increase in net loss was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal three-month period ended
	March 29, 2009	March 30, 2008
	(dollars in millions)
Cash provided by (used in) operating activities	$(35.7)	35.3
Cash used in investing activities	(9.7)	(36.6)
Cash provided by financing activities	85.0	5.6

Increase in cash and cash equivalents, before effect of exchange rate changes on cash	$39.6	4.3

Operating activities. Cash used in operating activities was $35.7 million in the fiscal three-month period ended March 29, 2009, compared to cash provided by operating activities of $35.3 million in the fiscal three-month period ended March 30, 2008. Cash used in operating activities in the fiscal three-month period ended March 29, 2009 was primarily due to a decline in operating income and decreases in accounts payable (primarily due to lower material purchases and capital projects in the quarter), partially offset by decreases in accounts receivables and inventory as a result of management efforts to reduce working capital requirements. Cash provided by operating activities in the fiscal three-month period ended March 30, 2008 was primarily due to increases in accrued expenses and accounts payable as a result of extension in vendor payment terms and timing of payments, offset by cash used in funding our pension plan, an increase in accounts receivable and an increase in inventory due to escalation in raw materials costs.

Investing activities. Cash used in investing activities was $9.7 million in the fiscal three-month period ended March 29, 2009, compared to $36.6 million in the fiscal three-month period ended March 30, 2008. Cash used in investing activities in the fiscal three-month period ended March 29, 2009 was primarily due to ongoing expenditures for environmental health and safety compliance and maintenance projects. During the fiscal three-month period ended March 29, 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and reduced capital spending. Capital spending in 2009 is expected to be approximately $70.0 million excluding restructuring activities. Cash used in investing activities in the fiscal three-month period ended March 30, 2008 was primarily due to cash spent on the construction of our Nantong facility in China which commenced operations in late 2008.

Financing activities. Cash provided by financing activities was $85.0 million in the fiscal three-month period ended March 29, 2009, compared to $5.6 million in the fiscal three-month period ended March 30, 2008. Cash provided by financing activities in the fiscal three-month period ended March 29, 2009 was primarily due to an additional $90.0 million draw down under our revolving credit facility, partially offset by a $4.9 million capital contribution to our Xinan joint venture in Jiande, China. Cash provided by financing activities in the fiscal three-month period ended March 30, 2008 was primarily due to additional long-term borrowings of $20.0 million associated with the Nantong construction project and additional short-term borrowings of $4.9 million, offset by $14.4 million of principal payments on our term loans under our senior secured credit facility and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under a senior secured credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.

We had $3,288.2 million of indebtedness (excluding short-term borrowings), at March 29, 2009. Accordingly, we have significant debt service obligations.

Our senior secured credit facility at March 29, 2009 consists of two variable-rate term loans in an aggregate principal amount of approximately $1,039.7 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.3 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were $240.0 million of borrowings under the revolving credit facility as of March 29, 2009. The outstanding letters of credit under the revolving credit facility at March 29, 2009 were $29.4 million, leaving unused borrowing capacity of $30.6 million. Outstanding letters of credit issued under the synthetic letter of credit facility at March 29, 2009 were $34.2 million, leaving unused capacity of $0.1 million.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.8 million (depending on exchange rates), 0.25% of the original principal amounts. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement (beginning with the second half of the fiscal year ending December 31, 2007); (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). As a result of our obligation to prepay the terms loans dependent on our excess cash flow described above, we prepaid approximately $14.4 million of our term loans on March 28, 2008. This prepayment essentially eliminates our obligation to make required quarterly principal repayments through the first quarter of 2009 and reduces our required quarterly principal payment due on June 30, 2009. On March 10, 2008, we entered into an interest rate swap agreement, whereby we receive one-month LIBOR and pay a fixed rate of 2.48% on a notional value of $185.0 million. The interest rate swap matures on March 31, 2010. We designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185.0 million of our U.S. dollar denominated term loan (tranche B-1).

We have issued $765.0 million in aggregate principal amount of 9 3 /4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €275.0 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $316.3 million in aggregate principal amount of 10 1/8%/10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $500.0 million in aggregate principal amount of 11 1/2 % Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are four separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

The Senior Notes, which are unsecured senior obligations of the Company, mature in 2014. The portion of the Senior Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9 3/4% and 9%, respectively, payable semiannually to holders of record.

The Senior Toggle Notes, which are unsecured senior obligations of the Company, mature in 2014 and interest on the Senior Toggle Notes is payable semiannually to holders of record. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we are required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash Interest on the Senior Toggle Notes accrues at a rate of 10 1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/8% per annum. On May 28, 2008, we made the permitted election under the indenture governing the Senior Toggle Notes to pay all interest in kind under the Senior Toggle Notes that was due on December 1, 2008 for the interest period beginning on June 1, 2008 and ending on November 30, 2008. The accrued interest for this interest period was $16.3 million and the principal balance of the Senior Toggle Notes increased by this amount on December 1, 2008. On November 20, 2008, we made another permitted election to pay all interest in kind that is due on June 1, 2009. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as elected during the immediately preceding interest rate period unless we make a new election prior to the beginning of the applicable interest period. Under the indenture for the Senior Toggle Notes, we are required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on dates beginning June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code. The payment of interest in the form of PIK Interest may result in us being required to redeem a portion of the Senior Toggle Notes pursuant to those provisions.

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

Our wholly-owned subsidiary, MPM Nantong, also has borrowings of approximately $60 million outstanding (based on exchange rates as of March 29, 2009) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank on April 30, 2009. The financial covenant is based on a measure of MPM Nantong’s free cash flow in calendar year 2008 and was tested upon delivery of MPM Nantong’s audited financial statements for the year ended December 31, 2008, which were submitted on April 30, 2009. Under the terms of the loan agreement, China Construction Bank could require accelerated payment of the loan if MPM Nantong is in breach of a financial covenant and it is not cured within 30 days after notice from the bank. Although management is currently in negotiations with China Construction Bank and does not believe that the bank will give notice of a breach of this financial covenant (or accelerate the loan following notice and expiration of the 30-day cure period), no assurance can be given that such event or events will not occur. Therefore, in the absence of a waiver from China Construction Bank, we have classified all principal payments due under the loan from China Construction Bank as current debt as of March 29, 2009 and December 31, 2008. In the event that the bank accelerates the loan, we believe that we would have sufficient cash to repay the outstanding loan balance, or that we could refinance the loan through another lender or choose another available alternative. A breach or acceleration under the loan agreement with China Construction Bank would not trigger any cross default provisions under our senior secured credit facility and indentures.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current assessment of the economic outlook for 2009 and our ability to institute restructuring and cash-preservation initiatives, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facility, will be adequate to meet our liquidity needs for the next twelve months. However, if weak demand stemming from the global economic downturn continues in future quarter(s) and we continue to experience sufficient year-over-year declines in sales and EBITDA for which we cannot compensate with restructuring or business optimization initiatives, we may have difficulty complying with our senior secured leverage ratio covenant in the future, potentially in fiscal year 2009. A breach of such covenant, if not cured or waived, could lead to an acceleration of outstanding borrowings under our revolving credit facility and other indebtedness, which would have a material adverse affect on our business, financial condition and results of operations. For additional information, see “Risk Factors—An event of default under our senior secured credit facility may adversely affect our business, results of operations and financial condition” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Potential Debt Repurchases

From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates, including Apollo, may seek to acquire (and have acquired) notes or other indebtedness of Momentive through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce our outstanding debt, such as debt for debt exchanges and other similar transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.

Contractual Obligations

Information related to our contractual obligations at December 31, 2008 can be found in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. There have been no material changes in our contractual obligations to our previous disclosures made on this matter.

Effect of inflation

Inflation in certain costs, such as silicon metal, have impacted our operating results during the fiscal three-month period ended March 29, 2009 compared to the same period in 2008, but the overall effect on our operating results have been more than offset through increased selling prices, lower costs for certain petroleum based raw materials and our ongoing cost reduction actions. We cannot assure investors, however, that we will be able to offset general inflation with increased selling prices and cost reduction actions in the future.

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

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a “Senior Secured Leverage Ratio” below a specified level. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facility) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. On March 29, 2009, we were in compliance with the senior secured leverage ratio covenant, the other covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes. However, if weak demand stemming from the global economic downturn continues in future quarter(s) and we continue to experience sufficient year-over-year declines in sales and EBITDA for which we cannot compensate with restructuring or business optimization initiatives, we may have difficulty complying with our senior secured leverage ratio covenant under our credit agreement in the future, potentially in fiscal year 2009. For additional information, see “Risk Factors—An event of default under our senior secured credit facility may adversely affect our business, results of operations and financial condition” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Financial Measures that Supplement GAAP

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for unusual items and other pro forma adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. Adjusted EBITDA is intended to show our unleveraged, pre-tax operating results and therefore reflects our financial performance based on operational factors, excluding non-operational, non-cash or non-recurring losses or gains. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facility may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, as included in the calculation of Adjusted EBITDA below, the measure allows us to add estimated cost savings and operating synergies related to operational changes ranging from restructuring to acquisitions to dispositions as if such event occurred on the first day of the four consecutive fiscal quarter period ended on or before the occurrence of such event and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

			Fiscal three-month period ended
			March 29, 2009	March 30, 2008
			(dollars in millions)
Net loss attributable to Momentive
Performance Materials Inc.			$(96.8)	(48.9)
Interest expense, net			65.2	67.0
Income taxes			(20.6)	10.5
Depreciation and amortization			49.6	56.0

EBITDA			(2.6)	84.6

Net income (loss) attributable to the noncontrolling interest	(a	)	(0.6)	0.1
Restructuring and non-recurring	(b	)	11.3	4.3
Cost Savings and Inventory Optimization	(c	)	6.9	17.4
Non-cash and purchase accounting effects	(d	)	(1.0)	7.8
Management fee and other	(e	)	0.9	2.9

Adjusted EBITDA			$14.9	117.1

Total Senior Secured Net Debt			912.8
Senior Secured Leverage Ratio for the twelve-month period ended March 29, 2009			3.07

(a)	Reflects the elimination of minority interests resulting from the Shenzhen joint venture.

(b)	Relates primarily to restructuring and non-recurring costs.

(c)	Represents estimated cost savings from initiatives being implemented by management, including headcount reductions, indirect cost savings, and inventory optimization programs. For the fiscal three-month periods ended March 29, 2009 and March 30, 2008, estimated cost savings includes facility closures and contractor and headcount reductions.

(d)	Non-cash items include the effects of (i) FAS 123 (R) expense, (ii) purchase accounting, (iii) non-cash mark to market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iv) unrealized natural gas derivative gains or losses, and (v) reserve changes and impairment charges. For the fiscal three-month period ended March 29, 2009, non-cash items include: (i) FAS 123 (R) expense of $0.2, (ii) unrealized gain of $6.0 on foreign currency forward contracts, unrealized foreign currency exchange loss of $4.0, and (iii) unrealized loss on natural gas hedges of $0.7. For the fiscal three-month period ended March 30, 2008, non-cash items include: FAS 123 (R) expense of $0.3; (ii) unrealized loss of $13.7 on foreign currency forward contracts and unrealized foreign currency exchange loss of $6.2.

(e)	Management Fees and Other include (i) management and other fees to Apollo and affiliates, (ii) transition service agreements with General Electric, and (iii) the exclusion of our unrestricted subsidiary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Information regarding our market risk as of December 31, 2008 was provided in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such disclosure.

Item 4T.	Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13(a)-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings as of December 31, 2008 was provided in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such disclosure.

Item 1A.	Risk Factors.

We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009, as set forth below.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt-service payments.

We have a substantial amount of long-term indebtedness. As of March 29, 2009, we had $3,288.2 million of outstanding long-term indebtedness (including payments due within the next twelve months). Based on the amount of indebtedness outstanding at March 29, 2009, our annualized cash interest expense is approximately $232.9 million based on interest rates at March 29, 2009, of which $186.9 million represents cash interest expense on fixed-rate obligations (including variable rate debt subject to interest rate swap agreements and our 10 1/8%/10 7/ 8% Senior Toggle Notes due 2014 except for the payment due on June 1, 2009, which we have committed to pay in kind). Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligation. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us;

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

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

An event of default under our senior secured credit facility may adversely affect our business, results of operations and financial condition.

At any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, the agreement governing our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a “Senior Secured Leverage Ratio” below a specified level. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. At March 29, 2009, we had a senior secured leverage ratio of 3.07 to 1 and were in compliance with all covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes. However, if weak demand stemming from the global economic downturn continues in future quarter(s) and we continue to experience sufficient year-over-year declines in sales and EBITDA for which we cannot compensate with restructuring or business optimization initiatives, we may have difficulty complying with our senior secured leverage ratio covenant in the future, potentially in fiscal year 2009.

A failure to comply with the covenants contained in our senior secured credit facility, the indentures governing the notes or our other existing indebtedness could result in an event of default under the existing agreements which, if not cured or waived, would have a material adverse affect on our business, financial condition and results of operations.

In particular, a breach of our senior secured leverage ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the credit agreement, our parent company, Momentive Performance Materials Holdings Inc. (“Holdings”), has the right but not the obligation to cure such default through the purchase of additional equity in the Company in up to three of any four consecutive quarters. If a breach of the senior secured leverage ratio covenant is not cured or if any other event of default under our senior secured credit facility occurred, the lenders under the credit agreement:

•	would not be required to lend any additional amounts to us;

•

could elect to declare all borrowings outstanding under the revolving credit facility, together with accrued and unpaid interest and fees, to be due and payable and could demand cash collateral for all letters of credit issued thereunder;

•

could elect to declare all borrowings outstanding under the term loan facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued under the synthetic letter of credit facility (provided, that if triggered by a breach of the senior secured leverage ratio covenant, certain other conditions are met);

•	could require us to apply all of our available cash to repay these borrowings; and/or

•	could prevent us from making payments on the notes;

all of which could result in an event of default under the notes.

If the indebtedness under our senior secured credit facility or the notes were to be accelerated after an event of a default, our assets may not be sufficient to repay such indebtedness in full and our lenders could foreclose on our pledged assets. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms or at all and we may be forced to explore a restructuring.

Our subsidiary’s breach of a financial covenant under its loan agreement with China Construction Bank may lead to the acceleration of approximately $60 million of debt, which would negatively affect our liquidity.

Our wholly-owned subsidiary, Momentive Performance Nantong Co., Ltd. (“MPM Nantong”), has borrowings of approximately $60 million outstanding (based on exchange rates as of March 29, 2009) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank on April 30, 2009. The financial covenant is based on a measure of MPM Nantong’s free cash flow in calendar year 2008 and was tested upon delivery of MPM Nantong’s audited financial statements for the year ended December 31, 2008, which were submitted on April 30, 2009. Under the terms of the loan agreement, China Construction Bank could require accelerated payment of the loan if MPM Nantong is in breach of a financial covenant and it is not cured within 30 days after notice from China Construction Bank. If China Construction Bank provides notice and accelerates the loan, we may be required to repay the outstanding loan balance in full, refinance the loan through another lender or choose another available alternative. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms or at all. In the event that we repay the loan balance in full, our liquidity would be negatively affected. A breach or acceleration under the loan agreement with China Construction Bank would not trigger any cross default provisions under our senior secured credit facility and indentures.

The recent global financial crisis and economic slowdown have negatively affected and could continue to negatively affect our business, results of operations and financial condition.

The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in fixed income, credit, equity and commodity markets, and a global economic recession. This global financial crisis and resulting economic slowdown has negatively affected and could continue to negatively affect our business in a number of ways including, but not limited to, the following:

•

Reduced demand in key customer segments such as building and construction, automotive and electronics. Such declines have significantly reduced our orders and revenue in the fourth quarter of 2008 and the first quarter of 2009.

•	Payment delays by customers and reduced demand for our products caused by customer insolvencies and the inability of our customers to obtain credit to finance purchases of our products.

•	Insolvency of suppliers resulting in product delays.

•	More onerous credit and commercial terms from our suppliers.

•

Delays in accessing our current credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and an inability of one or more of the financial institutions included in our syndicated revolving credit facility to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility. A similar situation could arise in our insurance portfolio, where we have significant counterparty exposure to certain large providers for our global insurance needs.

•

In addition, while we have announced a number of initiatives to reduce our costs in 2009 and we expect that these initiatives will help ensure adequate liquidity for the business in 2009, further initiatives, including reductions in our workforce and idling of our assets, might be necessary.

We are unable to predict the duration and severity of the current financial crisis and resulting economic slowdown, and these adverse business conditions may continue throughout 2009 and beyond. Any further deterioration of economic conditions would likely exacerbate the negative effects described above and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition.

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

Our Silicones business relies heavily on siloxane as an intermediate product. We manufacture approximately 83% of our siloxane requirements and purchase the remainder from Asia Silicones Monomer Limited (“ASM”) under an existing off-take agreement. There are a limited number of third-party siloxane providers, and the supply of siloxane is limited. If we were unable to produce enough siloxane to meet our requirements or if ASM, General Electric Company or GE Monomer (Holdings) Pte. Ltd. (formerly GETOS Singapore Pte. Ltd.) failed to perform under our off-take or long-term supply agreements to provide us with siloxane in Asia to meet our requirements, our results of operations could be adversely affected. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006, the Ministry of Commerce of the People’s Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. China’s Ministry of Commerce also recently conducted an anti-dumping investigation of siloxane manufacturers in Thailand and Korea, which could result in the imposition of dumping duties. We cannot predict any future actions by China’s Ministry of Commerce or other government or regulatory bodies that may reduce the supply of siloxane or increase our costs, which may adversely affect the results of our operations.

A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings on the Company and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these ratings agencies to downgrade such ratings in the future could restrict our access to, and negatively impact the terms of, current or future financings.

Our Quartz division is dependent upon a particular type of sand currently available from a single source.

Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from one supplier, Unimin Corporation. We have entered into a contract with Unimin, which provides for sufficient sand to continue production and growth through 2010. The price we pay for quartz sand under this contract generally increases on a yearly basis. We cannot assure investors that we will be able to renew this contract on reasonable terms or at all. If Unimin breaches its supply contract with us, we would not be able to produce quartz on a cost-effective basis or at all, and our business could suffer a material adverse effect.

Any rise in energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.

Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. The costs of these resources can vary widely and unpredictably. Our energy costs represented approximately 7% of our total cost of sales for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Energy costs have fluctuated greatly over the past several years due to volatility in the prices of oil and natural gas. As a result of the increases in energy prices in 2008 and 2007, our operating expenses increased in 2008 and 2007 and will increase further if prices of oil and natural gas rise. Increased energy prices may also result in greater costs for our raw materials. If we cannot pass these costs through to our customers, our profitability may decline. In addition, any rise in energy prices may also negatively affect our customers and the demand for our products.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior secured credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming the amount of our variable rate indebtedness remains the same after taking into consideration the interest rate swap we entered into on March 10, 2008 (whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185 million), an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $11.6 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

As a global business, we are subject to risks associated with our operations that are not present in the United States.

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

Our Sponsors, together with our management, beneficially own substantially all of the common equity of Holdings, which owns 100% of our common equity. As a result, our Sponsors control our ability to enter into any corporate transaction and can prevent any transaction that requires the approval of equity holders, regardless of whether the holders of our notes believe that any such transactions are beneficial to their interests. For example, our Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or senior to the senior subordinated notes or to sell revenue-generating assets, impairing our ability to make payments under the notes. Additionally, Apollo is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of the equity of Holdings, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions. Because our equity securities are not and will not be registered under the securities laws of the United States or in any other jurisdiction and are not listed on any U.S. securities exchange, we are not subject to certain of the corporate governance requirements of U.S. securities authorities or to any corporate governance requirements of any U.S. securities exchanges.

We may be required to expend greater time and expense than other companies in dealing with our employees, some of whom are unionized, represented by works councils or subject to local laws that are less favorable to employers than the laws of the United States.

As of March 29, 2009, approximately 60% of our employees were unionized or represented by works councils that have collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. These employment rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. While we believe that we maintain good relationships with our employees and their representatives, a significant dispute could divert management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.

We cannot assure investors that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. A majority of the manufacturing personnel at our Waterford, New York; Pickering, Ontario; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in 2010. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations. In addition, in January 2009, IUE-CWA Local 81359 located at our Waterford, NY facility filed a variety of unfair labor practice charges against us with the National Labor Relations Board arising from our implementation of a new wage rate schedule and a new job classification structure. The outcome of these charges could result in higher labor costs, or in our unionized workers engaging in a strike or other work stoppage causing disruption at the facility, either of which could have a material adverse effect on our business, financial position and results of operations.

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

Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including exposure to hazardous substances, pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally, some of our operations, such as those in Antwerp, Belgium; Bergen Op Zoom, Netherlands; Leverkusen, Germany and Map Ta Phut, Thailand, are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, at our facilities or adjacent third-party facilities, could have a material adverse effect on us. Moreover, while we believe that we have effective management systems and engineering controls in place at all of our production facilities to minimize risk, these systems and controls may not be successful in preventing all potential hazards and could fail to prevent personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, each of which could have a material adverse effect on our business.

We may be adversely affected by environmental, health, safety, production and product regulations or concerns.

Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. national, provincial, and local environmental, health and safety laws and regulations, including those governing emissions to air, discharges to waters, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, and employee health and safety matters and those requiring permits, licenses, or other government approvals necessary for specified operations or activities. Our products are also subject to a variety of national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, one or more environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world. Compliance with environmental, health and safety laws and regulations, and maintenance of permits can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. Environmental violations have previously been and continue to be identified at the Waterford facility. Momentive is cooperating with the New York State Department of Environmental Conservation in its investigation of certain issues relating to hazardous waste management. These violations may result in administrative, civil, or criminal enforcement by the state of New York, and resolution of these violations will likely require payment of a penalty. In addition, environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws, regulations or permit requirements. We therefore cannot assure investors that our costs of compliance with current and future environmental, health and safety requirements will not be material. In addition, as an owner and operator of real property and a generator of hazardous waste, we may be subject to environmental cleanup liability, regardless of fault, pursuant to Superfund or analogous state or non-U.S. laws. Thus, we could incur substantial costs, including cleanup costs and costs arising from third-party property damage, personal injury claims, or claims for damages to natural resources, relating to environmental contamination at properties currently or formerly operated by us or at third-party sites at which wastes from our operations have been disposed. Contaminants have been discovered in soil and groundwater at some of our facilities.

We have created a reserve in the amount of approximately $3.7 million to cover the costs associated with environmental contamination identified at our facilities. Because some of the costs of environmental contamination are not yet estimable, they are not reflected in our current reserve and, as a result, we will likely incur additional costs above the reserve amount. In addition, there is a risk the cost of remediation work for which a reserve has been created may ultimately exceed the amount of the reserve. While we are not aware of any contaminated sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability.

Future chemical regulatory actions may decrease profitability.

Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Commission enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers, and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. When fully implemented, REACH may result in significant adverse market impacts on the Momentive chemical products sold, used, or distributed in the European Union. Momentive may also incur significant costs in complying with REACH. If we fail to comply with REACH or other similar laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability. Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by Momentive. Momentive is part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit Momentive’s ability to sell the affected chemicals in Canada. As part of this initiative, the Canadian Ministry of Environment has recommended promulgation of regulations that would limit the discharge into the environment of two chemicals substances manufactured by Momentive. These regulations may include limitations on the import into Canada, or the use in Canada, of products containing more than a specified amount of these chemical substances.

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

We have not yet realized all of the cost savings we expect to achieve as a result of our current strategic initiatives related to workforce restructuring and reduction of indirect costs, and may not be able to realize such cost savings. Approximately $30.0 million of these estimated savings are included in our Adjusted EBITDA for the twelve-month period ended March 29, 2009 as permitted in our credit agreement and indentures. A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	higher than expected stand-alone overhead expenses;

•	delays in the anticipated timing of activities related to our cost-saving plan; and

•	other unexpected costs associated with operating the business.

If we fail to maintain effective internal control over financial reporting, it could have a material adverse effect on our business in the future.

If we are unable to maintain an effective internal control environment or to remediate any deficiencies or weaknesses that may arise in the future, it could have a material adverse effect on our financial condition and results of operations as well as the time and cost involved in complying with Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”). In addition beginning with our 2009 annual report, our independent public registered accounting firm will be required to provide an attestation of our assessment of our internal control over financial reporting pursuant to Section 404.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

10.20	Letter Agreement, dated March 17, 2009, between Momentive Performance Materials Inc. and Apollo Management VI, L.P.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2009

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JONATHAN D. RICH Jonathan D. Rich	Chief Executive Officer, President and Director (Principal Executive Officer)	May 5, 2009

/s/ ANTHONY S. COLATRELLA Anthony S. Colatrella	Chief Financial Officer (Principal Financial Officer)	May 5, 2009

/s/ WILLIAM L. TORRENCE William L. Torrence	Controller (Principal Accounting Officer)	May 5, 2009