Form 10-Q
period 2009-06-28
Momentive Performance Materials Inc.
filed 2009-08-05
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on August 5, 2009 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	June 28, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$315,672	340,542
Receivables, net (note 4)	386,971	408,851
Due from affiliates	3,923	1,776
Inventories (note 5)	358,936	377,162
Prepaid expenses	10,080	10,295
Income tax receivable	2,745	16,955
Deferred income taxes (note 7)	12,986	8,401
Other current assets	3,195	5,932

Total current assets	1,094,508	1,169,914
Property and equipment (net of accumulated depreciation and amortization of $514,996 and $447,024 at June 28, 2009 and December 31, 2008, respectively)	1,167,813	1,225,256
Other long-term assets	70,398	73,567
Deferred income taxes (note 7)	29,527	34,272
Investments in nonconsolidated affiliates	565	592
Intangible assets (net of accumulated amortization of $109,875 and $89,078 at June 28, 2009 and December 31, 2008, respectively)	646,440	671,523
Goodwill	402,000	409,239

Total assets	$3,411,251	3,584,363

Liabilities and Shareholder’s Deficit
Current liabilities:
Trade payables	$246,554	320,994
Short-term borrowings (note 6)	1,296	6,726
Accrued expenses and other liabilities	167,386	178,952
Accrued interest	15,520	18,615
Due to affiliates	1,839	3,404
Accrued income taxes (note 7)	6,489	2,688
Deferred income taxes (note 7)	22,502	19,522
Current installments of long-term debt	15,526	68,378

Total current liabilities	477,112	619,279
Long-term debt (note 6)	3,156,823	3,164,732
Other liabilities	64,591	72,283
Pension liabilities (note 9)	206,545	202,064
Deferred income taxes (note 7)	58,069	67,147

Total liabilities	3,963,140	4,125,505

Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	601,330	601,017
Accumulated deficit	(1,315,981)	(1,321,963)
Accumulated other comprehensive income (note 8)	159,706	175,960

Total Momentive Performance Materials Inc. shareholder’s deficit	(554,945)	(544,986)
Noncontrolling interest	3,056	3,844

Total shareholder’s deficit	(551,889)	(541,142)

Total liabilities and shareholder’s deficit	$3,411,251	3,584,363

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended		Fiscal six-month period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$490,008	737,464	908,067	1,394,076
Cost of sales, excluding depreciation	334,655	515,680	646,137	948,739

Gross profit	155,353	221,784	261,930	445,337
Selling, general and administrative expenses	79,820	95,927	172,299	199,251
Depreciation and amortization expenses	46,627	59,375	96,226	115,373
Research and development expenses	15,038	20,854	31,024	38,765
Restructuring and other costs (note 2(c))	10,231	8,750	21,513	13,003

Operating income (loss)	3,637	36,878	(59,132)	78,945
Other income (expense):
Interest income	683	1,378	1,671	2,728
Interest expense	(60,290)	(71,947)	(126,594)	(140,235)
Other income (expense), net	1,285	157	11,258	(13,462)
Gain on exchange of debt (note 6)	178,732	—	178,732	—

Income (loss) before income taxes	124,047	(33,534)	5,935	(72,024)
Income taxes (note 7)	21,068	12,870	423	23,319

Net income (loss)	102,979	(46,404)	5,512	(95,343)
Net income (loss) attributable to the noncontrolling interest	(178)	299	470	360

Net income (loss) attributable to Momentive Performance Materials Inc.	$102,801	(46,105)	5,982	(94,983)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal six-month period ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$5,512	(95,343)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	96,226	115,373
Amortization of debt issuance costs	5,085	5,188
Deferred income taxes	(5,230)	15,039
Stock-based compensation expense	384	626
Change in unrealized (gain) loss on derivative instruments	(6,188)	8,519
PIK interest election	17,200	—
Gain on exchange of debt	(178,732)	—
Changes in operating assets and liabilities:
Receivables	19,167	(36,339)
Inventories	16,949	(2,927)
Due to/from affiliates	(5,921)	(16,176)
Prepaid expenses and other assets	832	(3,139)
Trade payables	(71,893)	28,435
Accrued expenses and other liabilities	(10,572)	(13,017)
Accrued income taxes	16,807	4,643
Pension liabilities	6,604	(2,590)

Net cash (used in) provided by operating activities	(93,770)	8,292

Cash flows from investing activities:
Capital expenditures	(20,855)	(82,521)
Purchases of intangible assets	(1,493)	(2,188)

Net cash used in investing activities	(22,348)	(84,709)

Cash flows from financing activities:
Debt issuance costs	(4,262)	—
Net decrease in short-term borrowings	(5,103)	(1,470)
Proceeds from long-term debt	103,503	31,550
Payments of long-term debt	(187)	(14,400)
Funds remitted to joint venture	(4,900)	(4,900)

Net cash provided by financing activities	89,051	10,780

Decrease in cash and cash equivalents	(27,067)	(65,637)
Effect of exchange rate changes on cash	2,197	(6,315)
Cash and cash equivalents, beginning of period	340,542	249,056

Cash and cash equivalents, end of period	$315,672	177,104

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

The collective bargaining agreements that cover Willoughby, OH, Waterford, NY and Sistersville, WV facilities will expire in June, June and July 2010, respectively. The Company does not have any other significant collective bargaining agreements that will expire during 2009.

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

We evaluated subsequent events through August 5, 2009, the date of financial statement issuance.

(2)	Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of June 28, 2009 and December 31, 2008, and for the fiscal three and six-month periods ended June 28, 2009 and June 29, 2008. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b)	Income Taxes

For the fiscal three and six-month periods ended June 28, 2009 and June 29, 2008, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items such as the gain on exchange of debt).

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

For the fiscal three-month periods ended June 28, 2009 and June 29, 2008, the Company recognized restructuring of $7,432 and $3,532, respectively, and other costs of $2,799 and $5,218, respectively. For the fiscal six-month periods ended June 28, 2009 and June 29, 2008, the Company recognized restructuring of $22,768 and $3,775, respectively, and other costs of $(1,255) and $9,228, respectively. Other costs of $(1,255) for the fiscal six-month period ended June 28, 2009 included a one-time benefit reduction and wage tax credits of $5,419 recorded during fiscal three-month period ended March 29, 2009.

The following table sets forth the changes in the restructuring reserve:

	Silicones	Quartz	Total
Balance as of January 1, 2008	$5,691	1,427	7,118
Additions	16,760	1,736	18,496
Cash payments	(5,612)	(2,641)	(8,253)
Foreign currency translation adjustments	(570)	—	(570)

Balance as of December 31, 2008	16,269	522	16,791
Additions	16,241	6,527	22,768
Cash payments	(14,114)	(522)	(14,636)
Foreign currency translation adjustments	(306)	61	(245)

Balance as of June 28, 2009	$18,090	6,588	24,678

(d)	Use of Estimates

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

(e)	Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168), the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. It names the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) for non-governmental entities recognized by the FASB. SFAS 168 is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange commission (SEC). The Codification is not intended to change GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, the Company does not expect the adoption of SFAS 168 will have a material impact to its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R) (FIN 46(R)) (revised December 2003), Consolidation of Variable Interest Entities. This SFAS

amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This SFAS shall be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently in the process of evaluating this guidance.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is currently in the process of evaluating this guidance.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 and it did not have a material impact to its financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, which requires those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions FSP FAS 107-1 and it did not have a material impact to its financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company adopted the provisions of FSP FAS 157-4 and it did not have a material impact to its financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combination by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008 and should be applied to business combinations occurring after the effective date. The Company adopted the provisions of SFAS 141R on January 1, 2009 and it did not have a material impact on the Company’s financial statements.

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

(f)	Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses. Carrying amounts approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is disclosed in note 3.

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

The following table presents liabilities at June 28, 2009 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	3,073	—	3,073
Natural gas derivative contracts	—	1,995	—	1,995

Total liabilities at fair value	$—	5,068	—	5,068

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the natural gas derivative contracts and interest rate swap generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swap at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended June 28, 2009 that would reduce the receivable amount owed, if any, to the Company.

At June 28, 2009, the Company estimates that the $1,632,151 of outstanding fixed rate senior notes had a fair value of approximately $620,157; the $1,063,307 of outstanding variable rate term loans had a fair value of approximately $750,513; the $163,000 of outstanding fixed rate second-lien senior secured notes with a $200,000 aggregate principal amount had a fair value of approximately $160,000; and the fair value of the $3,501 outstanding medium term loan, the $60,390 outstanding construction project financing loan and $250,000 borrowing under the revolving credit facility were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

(4)	Receivables, net

Receivables consisted of the following at June 28, 2009 and December 31, 2008:

	June 28, 2009	December 31, 2008
Trade	$333,058	353,728
Other:
VAT	32,771	29,366
Advances	5,648	9,364
Other	20,493	20,706

	391,970	413,164
Allowance for doubtful accounts	(4,999)	(4,313)

Total receivables, net	$386,971	408,851

(5)	Inventories

Inventories consisted of the following at June 28, 2009 and December 31, 2008:

	June 28, 2009	December 31, 2008
Raw materials and work-in-process	$127,178	133,618
Finished goods	231,758	243,544

Total inventories	$358,936	377,162

(6)	Indebtedness

(a)	Short-Term Borrowings

At June 28, 2009, the Company’s short-term borrowings consisted of bank borrowings of $1,296 with a weighted average interest rate of 7.80%. At December 31, 2008, the Company’s short-term borrowings consisted of bank borrowings of $6,726 with a weighted average interest rate of 6.53%.

(b)	Long-Term Debt

On June 15, 2009, the Company completed the private exchange offers announced on May 12, 2009 to exchange $200,000 aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes (the “Second Lien Notes”) due 2014 for certain of its outstanding unsecured notes. The Second Lien Notes were recorded at their fair value of $163,000 on the date of the exchange. Interest on the Second Lien Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009. The purpose of the exchange offers was to reduce the outstanding principal amount of the Company’s debt. The Company recognized a gain on the exchange offers of $178,732.

Approximately $48,400 in aggregate principal amount (or 6%) of 9 3/4% Senior Notes due 2014, €29,800 in aggregate principal amount (or 11%) of 9% Senior Notes due 2014, $140,900 in aggregate principal amount (or 42%) of 10 1/8 / 10 7/8% Senior Toggle Notes due 2014 and $118,100 in aggregate principal amount (or 24%) of 11 1/2% Senior Subordinated Notes due 2016 were accepted in the exchange offers for $200,000 aggregate principal amount of 12 1/ 2% Second-Lien Senior Secured Notes due 2014.

The new Second Lien Notes are guaranteed on a senior secured basis by each of the Company’s U.S. subsidiaries that is a borrower or a guarantor under the Company’s existing senior secured credit facility. The new Second Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing the Company’s existing senior secured credit facility.

The Company’s wholly-owned subsidiary, MPM Nantong, also has borrowings of approximately $60,390 outstanding (based on exchange rates as of June 28, 2009) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. On April 30, 2009, MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank. On June 3, 2009, MPM Nantong and the China Construction Bank entered into a Supplemental Agreement, which amended the loan agreement. Pursuant to the Supplemental Agreement, the parties (1) changed the first measurement date for the financial covenants under the loan agreement from December 31, 2008 to December 31, 2010 and (2) deferred principal repayments originally due on June 30, 2009 and December 31, 2009, aggregating to approximately $6,200 (based on exchange rates at the time), until June 30, 2014, the final maturity date of the debt under the loan agreement. As a result, MPM Nantong is now in compliance with the terms of the loan agreement as amended by the Supplemental Agreement. Accordingly, the Company reclassified all principal payments due under the loan from China Construction Bank as long-term debt as of June 28, 2009.

On June 10, 2009, the Company drew down an additional $10,000 against the $300,000 revolving credit facility, increasing the amounts drawn down to $250,000. The borrowing accrues interest at a rate of 3.19% per annum for an initial interest rate period through September 10, 2009. The outstanding letters of credit under the revolving credit facility at June 28, 2009 were $26,370, leaving unused capacity of $23,630. Outstanding letters of credit issued under the synthetic letter of credit facility at June 28, 2009 were $30,551, leaving unused capacity of $3,749.

If business conditions in the third quarter do not significantly improve compared to the second quarter, the Company may not comply with its senior secured leverage ratio covenant for the third quarter. The Company intends to pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to it to remain in compliance with this covenant, but there can be no assurance that any such measures will be successful or will be sufficient to maintain compliance with the senior secured leverage ratio covenant. A breach of such covenant, if not cured or waived, could lead to an acceleration of outstanding borrowings under the agreement governing the revolving credit facility and other indebtedness. At June 28, 2009, the Company is in compliance with the covenants of the credit agreement and note indentures.

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

The effective tax rate was 16.98% and –38.38% for the fiscal three-month periods ended June 28, 2009 and June 29, 2008, respectively. The effective tax rate was 7.13% and –32.38% for the fiscal six-month periods ended June 28, 2009 and June 29, 2008, respectively. The change in the effective tax rate in 2009 was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized.

(8)	Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended		Fiscal six-month period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss)	$102,979	(46,404)	5,512	(95,343)
Foreign currency translation	6,875	(33,317)	(15,958)	61,437
Other comprehensive income adjustments, net	881	3,164	(614)	3,300

Comprehensive income (loss)	110,735	(76,557)	(11,060)	(30,606)
Net (income) loss attributable to the noncontrolling interest	(178)	299	470	360
Foreign currency translation attributable to the noncontrolling interest	4	(610)	318	(867)

Comprehensive income (loss) attributable to Momentive Performance Materials Inc.	$110,561	(76,868)	(10,272)	(31,113)

The following table details changes in shareholder’s equity, including changes in equity (deficit) attributable to the Momentive Performance Materials Inc. shareholder and changes in equity attributable to the noncontrolling interests

		Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder
	Total	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income	Equity attributable to noncontrolling Interest
Balance at January 1, 2009	$(541,142)	—	601,017	(1,321,963)	175,960	3,844
Stock-based compensation expense	313	—	313	—	—	—
Comprehensive income (loss):
Net income (loss)	5,512	—	—	5,982	—	(470)
Foreign currency translation adjustment—net	(15,958)	—	—	—	(15,640)	(318)
Other comprehensive income adjustments—net	(614)	—	—	—	(614)	—

Balance at June 28, 2009	$(551,889)	—	601,330	(1,315,981)	159,706	3,056

(9)	Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three and six-month periods ended June 28, 2009 and June 29, 2008:

	Pension		Postretirement
	Fiscal three-month period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$5,247	4,957	350	656
Interest cost	1,828	1,602	1,141	1,164
Amortization of prior service cost (benefit)	(211)	(215)	328	199
Expected return on plan assets	(818)	(849)	—	—
Amortization of actuarial gain	(189)	(292)	(31)	—
Other	6	—	—	—

	$5,863	5,203	1,788	2,019

	Pension		Postretirement
	Fiscal six-month period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$10,633	9,873	700	1,312
Interest cost	3,712	3,160	2,282	2,328
Amortization of prior service cost (benefit)	(426)	(430)	656	398
Expected return on plan assets	(1,655)	(1,682)	—	—
Amortization of actuarial gain	(378)	(576)	(62)	—
Other	(120)	—	—	—

	$11,766	10,345	3,576	4,038

In 2009, the Company expects to contribute approximately $12,671 and $3,253 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $1,100 and $4,321 to its Domestic plans during the fiscal three and six-month periods ended June 28, 2009, respectively.

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

The maximum term over which the Company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months for commodity hedges. No cash flow hedges were discontinued during the fiscal six-month period ended June 28, 2009.

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

The notional amounts of the Company’s derivative instruments outstanding as of June 28, 2009, were as follows:

	Notional Amount
Derivatives Designated as Hedges:
Interest Rate Swap contract	$185,000
Natural Gas Hedge Contracts	7,185

Total Derivatives Designated as Hedges	$192,185

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	$1,490

Total Derivatives Not Designated as Hedges	$1,490

The fair values of the Company’s derivative instruments outstanding as of June 28, 2009, were as follows:
	Balance Sheet Location	Fair Value
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	Accrued expense and other liabilities	$3,073
Natural Gas Hedge Contracts	Accrued expense and other liabilities	1,058

Total Derivatives Designated as Hedges		$4,131

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	Accrued expense and other liabilities	$937

Total Derivatives Not Designated as Hedges		$937

Total Liability Derivatives		$5,068

The gains and losses on the Company’s derivative instruments during the fiscal three and six-month periods ended June 28, 2009 were as follows:

Fiscal three-month period ended June 28, 2009:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	$368	Interest Expense	$(964)
Natural Gas Hedge Contracts	591	Cost of sales, excluding depreciation	(484)

Total Derivatives Designated as Hedges	$959		$(1,448)

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	—	Other income (expense)	895
Foreign Currency Contracts	—	Other income (expense)	—

Total Derivatives Not Designated as Hedges	—		895

Total Derivatives	$959		$(553)

Fiscal six-month period ended June 28, 2009:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	$505	Interest Expense	$(1,902)
Natural Gas Hedge Contracts	(1,058)	Cost of sales, excluding depreciation	(670)

Total Derivatives Designated as Hedges	$(553)		$(2,572)

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	—	Other income (expense)	166
Foreign Currency Contracts	—	Other income (expense)	4,035

Total Derivatives Not Designated as Hedges	—		4,201

Total Derivatives	$(553)		$1,629

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow hedges under SFAS 133, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(11)	Operating Segments

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended June 28, 2009:
Net sales (a)	$454,407	35,601	—	490,008
Operating income (loss) (b)	21,600	(16,502)	(1,461)	3,637
Depreciation and amortization	39,368	7,259	—	46,627
Interest expense and other financial charges	60,217	73	—	60,290
Interest income	625	58	—	683
Provision for income taxes	20,846	222	—	21,068
Capital expenditures	10,999	1,087	—	12,086

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended June 29, 2008:
Net sales (a)	$669,227	68,237	—	737,464
Operating income (loss) (b)	47,250	4,038	(14,410)	36,878
Depreciation and amortization	50,383	8,992	—	59,375
Interest expense and other financial charges	71,946	1	—	71,947
Interest income	1,149	229	—	1,378
Provision for income taxes	13,049	(179)	—	12,870
Capital expenditures	41,215	5,520	—	46,735

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended June 28, 2009:
Net sales (a)	$838,879	69,188		908,067
Operating income (loss) (b)	(20,720)	(40,659)	2,247	(59,132)
Depreciation and amortization	81,348	14,878		96,226
Interest expense and other financial charges	126,398	196		126,594
Interest income	1,548	123		1,671
Provision for income taxes	(416)	839		423
Capital expenditures	18,473	2,382		20,855

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended June 29, 2008:
Net sales (a)	$1,258,986	135,090	—	1,394,076
Operating income (loss) (b)	97,963	9,272	(28,290)	78,945
Depreciation and amortization	97,907	17,466	—	115,373
Interest expense and other financial charges	140,230	5	—	140,235
Interest income	2,208	520	—	2,728
Provision for income taxes	21,473	1,846	—	23,319
Capital expenditures	73,009	9,512	—	82,521

(a)	There were no intersegment sales during the fiscal three and six-month periods ended June 28, 2009 or June 29, 2008, respectively.

(b)	A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest income, interest expense, other income (expense), net and gain on exchange of debt as presented in the Condensed Consolidated Statements of Operations.

(c)	Corporate and other items include pension expenses and headquarter costs, net of corporate assessments.

The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation and amortization, intangible assets, net of accumulated amortization, and goodwill.

	Fiscal three-month period		Fiscal six-month period
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales:
United States	$155,182	217,971	298,660	432,629
Canada	9,107	11,662	17,274	22,643
Pacific	147,342	212,394	264,826	394,341
Europe	158,825	274,980	290,605	504,415
Mexico and Brazil	19,552	20,457	36,702	40,048

	$490,008	737,464	908,067	1,394,076

	June 28, 2009	December 31, 2008
Long-lived assets
United States	$644,948	677,705
Canada	23,101	21,720
Pacific	808,206	851,066
Europe	733,633	749,333
Mexico and Brazil	6,365	6,194

	$2,216,253	2,306,018

(12)	Guarantor/Non-Guarantor Subsidiary Financial Information

The Company has outstanding $200.0 million in aggregate principal amount of second-lien senior notes, $716.6 million in aggregate principal amount of senior notes, €245.2 million in aggregate principal amount of Euro senior notes, $192.6 million in aggregate principal amount of senior toggle notes and $381.9 million in aggregate principal amount of senior subordinated notes (following the completion of the debt exchange on June 15, 2009). The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 28, 2009 and December 31, 2008, the Condensed Consolidated Statements of Operations for the fiscal three and six-month periods ended June 28, 2009 and June 29, 2008 and Condensed Consolidated Statements of Cash Flows for the fiscal six-month periods ended June 28, 2009 and June 29, 2008 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

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

Condensed Consolidated Balance Sheet as of June 28, 2009:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$187,973	4,900	122,799	—	315,672
Receivables, net	—	96,002	290,969	—	386,971
Due from affiliates	318	86,507	16,996	(99,898)	3,923
Inventories	—	176,394	193,622	(11,080)	358,936
Prepaid expenses	—	5,417	4,663	—	10,080
Income tax receivable	—	2,745	—	—	2,745
Deferred income taxes	—	—	11,200	1,786	12,986
Other current assets	—	1,384	1,811	—	3,195

Total current assets	188,291	373,349	642,060	(109,192)	1,094,508
Property and equipment, net	—	543,982	623,831	—	1,167,813
Other long-term assets	37,744	—	32,654	—	70,398
Deferred income taxes	—	786	28,741	—	29,527
Investments in nonconsolidated affiliates	—	—	565	—	565
Investment in affiliates	1,280,780	(265,118)	—	(1,015,662)	—
Intercompany borrowings	—	1,119,342	73,863	(1,193,205)	—
Intangible assets, net	—	100,965	545,475	—	646,440
Goodwill	—	—	402,000	—	402,000

Total assets	$1,506,815	1,873,306	2,349,189	(2,318,059)	3,411,251

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$2,386	60,291	183,877	—	246,554
Short-term borrowings	—	—	1,296	—	1,296
Accrued expenses and other liabilities	3,073	60,538	103,775	—	167,386
Accrued interest	12,425	246	2,849	—	15,520
Due to affiliates	—	16,593	85,144	(99,898)	1,839
Accrued income taxes	—	—	6,489	—	6,489
Deferred income taxes	—	786	21,716	—	22,502
Current installments of long-term debt	—	—	15,526	—	15,526

Total current liabilities	17,884	138,454	420,672	(99,898)	477,112
Long-term debt	1,795,151	250,000	1,111,672	—	3,156,823
Other liabilities	—	7,283	57,308	—	64,591
Pension liabilities	—	120,123	86,422	—	206,545
Intercompany borrowings	242,801	73,296	877,108	(1,193,205)	—
Deferred income taxes	—	—	58,069	—	58,069

Total liabilities	2,055,836	589,156	2,611,251	(1,293,103)	3,963,140

Shareholder’s equity (deficit):
Additional paid-in capital	601,330	2,152,948	539,340	(2,692,288)	601,330
Accumulated deficit	(1,310,057)	(1,031,578)	(962,169)	1,987,823	(1,315,981)
Accumulated other comprehensive income	159,706	162,780	157,711	(320,491)	159,706

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(549,021)	1,284,150	(265,118)	(1,024,956)	(554,945)
Noncontrolling Interest	—	—	3,056	—	3,056

Total shareholder’s equity (deficit)	(549,021)	1,284,150	(262,062)	(1,024,956)	(551,889)

Total liabilities and shareholder’s equity (deficit)	$1,506,815	1,873,306	2,349,189	(2,318,059)	3,411,251

Condensed Consolidated Balance Sheet as of December 31, 2008:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,894	200,667	137,981	—	340,542
Receivables, net	—	96,572	312,279	—	408,851
Due from affiliates	—	82,525	19,254	(100,003)	1,776
Inventories	—	178,114	206,192	(7,144)	377,162
Prepaid expenses	—	4,194	6,101	—	10,295
Income tax receivable	—	16,955	—	—	16,955
Deferred income taxes	—	—	6,328	2,073	8,401
Other current assets	—	2,322	3,610	—	5,932

Total current assets	1,894	581,349	691,745	(105,074)	1,169,914
Property and equipment, net	—	573,243	652,013	—	1,225,256
Other long-term assets	40,673	—	32,894	—	73,567
Deferred income taxes	—	786	33,486	—	34,272
Investments in nonconsolidated affiliates	—	—	592	—	592
Investment in affiliates	1,402,887	(166,689)	—	(1,236,198)	—
Intercompany borrowing	7,245	844,030	83,774	(935,049)	—
Intangible assets, net	—	104,342	567,181	—	671,523
Goodwill	—	—	409,239	—	409,239

Total assets	$1,452,699	1,937,061	2,470,924	(2,276,321)	3,584,363

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	91,798	229,196	—	320,994
Short-term borrowings	—	—	6,726	—	6,726
Accrued expenses and other liabilities	3,579	64,204	111,169	—	178,952
Accrued interest	18,204	192	219	—	18,615
Due to affiliates	8,976	21,489	72,943	(100,004)	3,404
Accrued income taxes	—	—	2,688	—	2,688
Deferred income taxes	—	786	18,736	—	19,522
Current installments of long-term debt	—	—	68,378	—	68,378

Total current liabilities	30,759	178,469	510,055	(100,004)	619,279
Long-term debt	1,961,279	150,000	1,053,453	—	3,164,732
Other liabilities	—	5,837	66,446	—	72,283
Pension liabilities	—	112,728	89,336	—	202,064
Intercompany Borrowings	3,943	83,774	847,332	(935,049)	—
Deferred income taxes	—	—	67,147	—	67,147

Total liabilities	1,995,981	530,808	2,633,769	(1,035,053)	4,125,505

Shareholder’s equity (deficit):
Additional paid-in capital	601,017	2,193,688	535,622	(2,729,310)	601,017
Accumulated deficit	(1,320,259)	(966,975)	(875,705)	1,840,976	(1,321,963)
Accumulated other comprehensive income	175,960	179,540	173,394	(352,934)	175,960

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(543,282)	1,406,253	(166,689)	(1,241,268)	(544,986)
Noncontrolling Interest	—	—	3,844	—	3,844

Total shareholder’s equity (deficit)	(543,282)	1,406,253	(162,845)	(1,241,268)	(541,142)

Total liabilities and shareholder’s equity (deficit)	$1,452,699	1,937,061	2,470,924	(2,276,321)	3,584,363

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended June 28, 2009 and June 29, 2008:

	Fiscal three-month period ended June 28, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	207,870	371,170	(89,032)	490,008
Cost of sales, excluding depreciation	—	141,579	280,874	(87,798)	334,655

Gross profit	—	66,291	90,296	(1,234)	155,353
Selling, general and administrative expenses	17,445	39,869	32,737	—	90,051
Depreciation and amortization	—	21,011	25,616	—	46,627
Research and development expenses	—	9,723	5,315	—	15,038

Operating income (loss)	(17,445)	(4,312)	26,628	(1,234)	3,637
Other income (expense):
Interest income	—	24,520	2,103	(25,940)	683
Interest expense	(48,552)	(3,242)	(34,436)	25,940	(60,290)
Other income (expense), net	(8,472)	(25,086)	438	34,405	1,285
Gain on exchange of debt	178,732	—	—	—	178,732

Income (loss) before income taxes	104,263	(8,120)	(5,267)	33,171	124,047
Income taxes (benefit)	—	352	20,485	231	21,068

Net income (loss)	104,263	(8,472)	(25,752)	32,940	102,979
Net income attributable to the noncontrolling interest	—	—	(178)	—	(178)

Net income (loss) attributable to Momentive Performance Materials Inc.	$104,263	(8,472)	(25,930)	32,940	102,801

	Fiscal three-month period ended June 29, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	280,408	562,447	(105,391)	737,464
Cost of sales, excluding depreciation	—	209,917	414,512	(108,749)	515,680

Gross profit	—	70,491	147,935	3,358	221,784
Selling, general and administrative expenses	3,673	54,452	46,552	—	104,677
Depreciation and amortization	—	27,223	32,152	—	59,375
Research and development expenses	—	12,699	8,155	—	20,854

Operating income (loss)	(3,673)	(23,883)	61,076	3,358	36,878
Other income (expense):
Interest income	23,969	158	1,133	(23,882)	1,378
Interest expense	(53,711)	98	(42,216)	23,882	(71,947)
Other income (expense), net	(14,082)	15,370	222	(1,353)	157

Income (loss) before income taxes	(47,497)	(8,257)	20,215	2,005	(33,534)
Income taxes (benefit)	—	5,824	5,079	1,967	12,870

Net income (loss)	(47,497)	(14,081)	15,136	38	(46,404)
Net loss attributable to the noncontrolling interest	—	—	299	—	299

Net income (loss) attributable to Momentive Performance Materials Inc.	$(47,497)	(14,081)	15,435	38	(46,105)

Condensed Consolidated Statements of Operations for the fiscal six-month periods ended June 28, 2009 and June 29, 2008:

	Fiscal six-month period ended June 28, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	398,847	672,309	(163,089)	908,067
Cost of sales, excluding depreciation	—	279,578	525,713	(159,154)	646,137

Gross profit	—	119,269	146,596	(3,935)	261,930
Selling, general and administrative expenses	2,217	74,614	116,981	—	193,812
Depreciation and amortization	—	44,692	51,534	—	96,226
Research and development expenses	—	20,033	10,991	—	31,024

Operating loss	(2,217)	(20,070)	(32,910)	(3,935)	(59,132)
Other income (expense):
Interest income	—	48,523	4,027	(50,879)	1,671
Interest expense	(101,710)	(5,880)	(69,883)	50,879	(126,594)
Other income (expense), net	(64,603)	(86,392)	11,184	151,069	11,258
Gain on exchange of debt	178,732	—	—	—	178,732

Income (loss) before income taxes	10,202	(63,819)	(87,582)	147,134	5,935
Income taxes (benefit)	—	784	(648)	287	423

Net income (loss)	10,202	(64,603)	(86,934)	146,847	5,512
Net loss attributable to the noncontrolling interest	—	—	470	—	470

Net income (loss) attributable to Momentive Performance Materials Inc.	$10,202	(64,603)	(86,464)	146,847	5,982

	Fiscal six-month period ended June 29, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	557,603	1,045,390	(208,917)	1,394,076
Cost of sales, excluding depreciation	—	391,466	765,852	(208,579)	948,739

Gross profit	—	166,137	279,538	(338)	445,337
Selling, general and administrative expenses	31,905	107,097	73,252	—	212,254
Depreciation and amortization	—	52,177	63,196	—	115,373
Research and development expenses	—	23,723	15,042	—	38,765

Operating income (loss)	(31,905)	(16,860)	128,048	(338)	78,945
Other income (expense):
Interest income	47,927	511	2,520	(48,230)	2,728
Interest expense	(106,091)	378	(82,752)	48,230	(140,235)
Other income (expense), net	(4,350)	23,434	(13,424)	(19,122)	(13,462)

Income (loss) before income taxes	(94,419)	7,463	34,392	(19,460)	(72,024)
Income taxes (benefit)	—	11,846	11,248	225	23,319

Net income (loss)	(94,419)	(4,383)	23,144	(19,685)	(95,343)
Net loss attributable to the noncontrolling interest	—	—	360	—	360

Net income (loss) attributable to Momentive Performance Materials Inc.	$(94,419)	(4,383)	23,504	(19,685)	(94,983)

Condensed Consolidated Statement of Cash Flows for the fiscal six-month period ended June 28, 2009:

	Fiscal six-month period ended June 28, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(98,558)	46,942	(42,154)	—	(93,770)

Cash flows from investing activities:
Capital expenditures	—	(10,546)	(10,309)	—	(20,855)
Purchases of intangible assets	—	(1,098)	(395)	—	(1,493)

Net cash used in investing activities	—	(11,644)	(10,704)	—	(22,348)

Cash flows from financing activities:
Capital contribution to affiliates	—	(4,925)	4,925	—	—
Dividends paid within Momentive Performance Materials Inc.	48,300	1,136	(49,436)	—	—
Debt issuance costs	(4,262)	—	—	—	(4,262)
Net change in short-term borrowings	—	—	(5,103)	—	(5,103)
Proceeds from long-term debt	—	100,001	3,502	—	103,503
Payments of long-term debt	—	—	(187)	—	(187)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	238,859	(327,277)	88,418	—	—

Net cash provided by (used in) financing activities	282,897	(231,065)	37,219	—	89,051

Increase (decrease) in cash and cash equivalents	184,339	(195,767)	(15,639)	—	(27,067)
Effect of exchange rate changes on cash	1,740	—	457	—	2,197
Cash and cash equivalents, beginning of period	1,894	200,667	137,981	—	340,542

Cash and cash equivalents, end of period	$187,973	4,900	122,799	—	315,672

Condensed Consolidated Statement of Cash Flows for the fiscal six-month period ended June 29, 2008:

	Fiscal six-month period ended June 29, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(102,891)	43,246	67,937		8,292

Cash flows from investing activities:
Capital expenditures	—	(30,903)	(51,618)	—	(82,521)
Purchase of intangible assets	—	(1,675)	(513)	—	(2,188)

Net cash used in investing activities	—	(32,578)	(52,131)	—	(84,709)

Cash flows from financing activities:
Dividends paid within Momentive Performance Materials Inc.	59,900	(55,828)	(4,072)	—	—
Capital contribution	—	4,261	(4,261)	—	—
Net change in short-term borrowings	—	—	(1,470)	—	(1,470)
Proceeds of long-term debt	—	—	31,550	—	31,550
Payments of long-term debt	—	—	(14,400)	—	(14,400)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	2,579	26,097	(28,676)		—

Net cash provided by (used in) financing activities	62,479	(25,470)	(26,229)	—	10,780

Decrease in cash and cash equivalents	(40,412)	(14,802)	(10,423)	—	(65,637)
Effect of exchange rate changes on cash	33,018	—	(39,333)	—	(6,315)
Cash and cash equivalents, beginning of period	8,051	47,514	193,491	—	249,056

Cash and cash equivalents, end of period	$657	32,712	143,735	—	177,104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking and Cautionary Statements

Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar words or expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations in operating our business contained in the documents governing our indebtedness, including the restrictive covenants therein; uncertainty regarding our ability to reach a definitive amendment and/or waiver with respect to our revolving credit facility, if necessary; an event of default under our senior secured credit facility; the recent global financial crisis and economic slowdown; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in this Quarterly Report on Form 10-Q. For a more detailed discussion of these and other risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the fiscal three-month period ended March 29, 2009 filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168), the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. It names the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) for non-governmental entities recognized by the FASB. SFAS 168 is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange commission (SEC). The Codification is not intended to change GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, we do not expect the adoption of SFAS 168 will have a material impact to our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (FIN 46(R)) (revised December 2003), Consolidation of Variable Interest Entities. This SFAS amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This SFAS shall be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently in the process of evaluating this guidance.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. We are currently in the process of evaluating this guidance.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of SFAS 165 and it did not have a material impact to our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, which requires those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted the provisions of FSP FAS 107-1 and APB 28-1 and it did not have a material impact to our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. We adopted the provisions of FSP FAS 157-4 and it did not have a material impact to our financial statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008. We adopted the provisions of FSP FAS 157-2 on January 1, 2009 and it did not have a material impact to our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combination by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008 and should be applied to business combinations occurring after the effective date. We adopted the provisions of SFAS 141R on January 1, 2009 and it did not have a material impact on our financial statements.

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

Business Outlook

We continue to believe in the strength of the long-term fundamentals of our business. However, due to the impact of the global recession, the short- and mid-term outlook for our business and the industry remains uncertain. During the second quarter of 2009, we experienced significant year-over-year decreases in sales of approximately 32% and 48% in our Silicones and Quartz businesses, respectively, and relatively weak demand has continued into the third quarter of 2009, although sales have improved from a low base since the beginning of the year. Sluggish economic conditions have resulted in more cautious customer spending behavior and significantly lower demand for our products compared to last year across a majority of our end markets, with particular weakness in the automotive, construction, textiles and furniture sectors. Our ability to forecast the depth and length of the current global recession, its impact on our business and demand for our products, as well as raw material pricing, is very limited due to the many factors involved which are outside of our control.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended June 28, 2009 and June 29, 2008:

Fiscal three-month period ended June 28, 2009 compared to fiscal three-month period ended June 29, 2008 (Unaudited)

	For fiscal three-month period ended
	June 28, 2009		June 29, 2008
	(dollars in millions)
Net sales	$490.0	100.0%	$737.5	100.0%
Cost of sales, excluding depreciation	334.7	68.3%	515.7	69.9%

Gross profit	155.3	31.7%	221.8	30.1%

Selling, general and administrative expenses	126.5	25.8%	155.3	21.1%
Research and development expenses	15.0	3.1%	20.9	2.8%
Restructuring and other costs	10.2	2.1%	8.7	1.2%

Operating income (loss)	3.6	0.7%	36.9	5.0%
Other income (expenses)
Interest expense, net	(59.5)	(12.1)%	(70.6)	(9.6)%
Other income (expense), net	180.0	36.7%	0.2	0.0%

Income (loss) before income taxes	124.1	25.3%	(33.5)	(4.5)%

Income taxes	21.1	4.3%	12.9	1.7%

Net income (loss)	103.0	21.0%	(46.4)	(6.3)%
Net (income) loss attributable to the noncontrolling interest	(0.2)	(0.0)%	0.3	—

Net income (loss) attributable to Momentive Performance Materials Inc.	$102.8	21.0%	$(46.1)	(6.3)%

Net Sales by Segment
Silicones	$454.4	92.7%	$669.2	90.7%
Quartz	35.6	7.3%	68.3	9.3%

Total	$490.0	100.0%	$737.5	100.0%

Net Sales. Net sales in the fiscal three-month period ended June 28, 2009 were $490.0 million, compared to $737.5 million for the same period in 2008, a decrease of 33.6%. The decrease was primarily due to a decrease in sales volume of 32.2% and unfavorable exchange rate fluctuations of 5.0%, partially offset by an increase in selling prices.

Net sales for our Silicones segment in the fiscal three-month period ended June 28, 2009 were $454.4 million, compared to $669.2 million for the same period in 2008, a decrease of 32.1%. The decrease was primarily due to the impact of the global recession on sales volume, which declined by 30.7% and unfavorable exchange rate fluctuations of 5.0%, partially offset by an increase in selling prices.

Net sales for our Quartz segment in the fiscal three-month period ended June 28, 2009 were $35.6 million, compared to $68.3 million for the same period in 2008, a decrease of 47.9%. The decrease was primarily a result of weak overall demand for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended June 28, 2009 was $334.7 million, compared to $515.7 million for the same period in 2008, a decrease of 35.1%. The decrease was primarily due to lower sales volume and deflation in raw material, energy and transportation costs, partially offset by significantly lower factory capacity utilization. In addition, cost of sales was favorably impacted by changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal three-month period ended June 28, 2009 was $155.3 million, compared to $221.8 million for the same period in 2008, a decrease of 30.0%. The decrease was primarily due to declining sales, offset by the effects described above in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended June 28, 2009 were $126.5 million, compared to $155.3 million for the same period in 2008, a decrease of 18.5%. The decrease was due to management’s efforts to reduce operating expenses through productivity and cost reduction initiatives, lower depreciation and amortization expense and favorable foreign currency exchange.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended June 28, 2009 were $15.0 million, compared to $20.9 million for the same period in 2008, a decrease of 28.2%. The decrease was primarily due to timing of program expenditures related to new projects, efficiencies and other cost reduction initiatives.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended June 28, 2009 were $10.2 million, compared to $8.7 million for the same period in 2008. For the fiscal three-month period ended June 28, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $7.4 million and other costs of $2.8 million. For the fiscal three-month period ended June 29, 2008, these costs were comprised of restructuring costs of $3.5 million and other costs of $5.2 million.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended June 28, 2009 was $59.5 million, compared to $70.6 million for the same period in 2008, a decrease of 15.7%. The decrease was primarily due to overall lower interest rates on our variable-rate term loans and favorable foreign currency exchange rate fluctuations.

Other Income (Expense), net. Other Income, net in the fiscal three-month period ended June 28, 2009 was $180.0 million, compared to $0.2 million for the same period in 2008. For the fiscal three-month period ended June 28, 2009, other income (expense), net included a gain on exchange of debt of $178.7 million. For the fiscal three-month period ended June 29, 2008, other income (expense), net included an unrealized gain of $5.3 million offset by a realized loss of $6.1 million related to foreign currency forward contracts.

Income taxes. The effective tax rate was 16.98% and –38.38% for the fiscal three-month periods ended June 28, 2009 and June 29, 2008, respectively. The change in the effective tax rate in 2009 was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net income (loss) attributable to Momentive Performance Materials Inc. Net income in the fiscal three-month period ended June 28, 2009 was $102.8 million, compared to a net loss of $46.1 million for the same period in 2008. The change in net income (loss) was a result of the effects described above.

Fiscal six-month period ended June 28, 2009 compared to fiscal six-month period ended June 29, 2008 (Unaudited)

	For fiscal six-month period ended
	June 28, 2009		June 29, 2008
	(dollars in millions)
Net sales	$908.0	100.0%	$1,394.1	100.0%
Cost of sales, excluding depreciation	646.1	71.2%	948.8	68.1%

Gross profit	261.9	28.8%	445.3	31.9%

Selling, general and administrative expenses	268.5	29.6%	314.5	22.6%
Research and development expenses	31.0	3.4%	38.8	2.8%
Restructuring and other costs	21.5	2.4%	13.0	0.9%

Operating income (loss)	(59.1)	(6.5)%	79.0	5.7%
Other income (expenses)
Interest expense, net	(124.9)	(13.8)%	(137.6)	(9.9)%
Other income (expense), net	189.9	20.9%	(13.4)	(1.0)%

Income (loss) before income taxes	5.9	0.6%	(72.0)	(5.2)%

Income taxes	0.4	0.0%	23.4	1.7%

Net income (loss)	5.5	0.6%	(95.4)	(6.8)%
Net (income) loss attributable to the noncontrolling interest	0.5	0.1%	0.4	0.0%

Net income (loss) attributable to Momentive Performance Materials Inc.	$6.0	0.7%	$(95.0)	(6.8)%

Net Sales by Segment
Silicones	838.8	92.4%	1,259.0	90.3%
Quartz	69.2	7.6%	135.1	9.7%

Total	$908.0	100%	$1,394.1	100.0%

Net Sales. Net sales in the fiscal six-month period ended June 28, 2009 were $908.0 million, compared to $1,394.1 million for the same period in 2008, a decrease of 34.9%. The decrease was primarily due to a decrease in sales volume of 35.5% and unfavorable exchange rate fluctuations of 3.4%, partially offset by an increase in selling prices.

Net sales for our Silicones segment in the fiscal six-month period ended June 28, 2009 were $838.8 million, compared to $1,259.0 million for the same period in 2008, a decrease of 33.4%. The decrease was primarily due to the impact of the global recession on sales volume, which declined by 34.2% and unfavorable exchange rate fluctuations of 3.5%, partially offset by an increase in selling prices.

Net sales for our Quartz segment in the fiscal six-month period ended June 28, 2009 were $69.2 million, compared to $135.1 million for the same period in 2008, a decrease of 48.8%. The decrease primarily was a result of weak overall demand for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal six-month period ended June 28, 2009 was $646.1 million, compared to $948.8 million for the same period in 2008, a decrease of 31.9%. The decrease was primarily due to lower sales volume and deflation in raw material, energy and transportation costs, partially offset by significantly lower factory capacity utilization. In addition, cost of sales was favorably impacted by changes in foreign currency exchange rates.

Gross Profit. Gross profit in the fiscal six-month period ended June 28, 2009 was $261.9 million, compared to $445.3 million for the same period in 2008, a decrease of 41.2%. The decrease was primarily due to declining sales, offset by the effects described above in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal six-month period ended June 28, 2009 were $268.5 million, compared to $314.5 million for the same period in 2008, a decrease of 14.6%. The decrease was primarily due to lower depreciation and amortization expense, favorable foreign currency exchange and management’s efforts to reduce operating expenses through productivity and cost reduction initiatives.

Research and Development Expenses. Research and development expenses in the fiscal six-month period ended June 28, 2009 were $31.0 million, compared to $38.8 million for the same period in 2008, a decrease of 20.1%. The decrease was primarily due to timing of program expenditures related to new projects, efficiencies and other cost reduction initiatives.

Restructuring and Other Costs. Restructuring and other costs in the fiscal six-month period ended June 28, 2009 were $21.5 million, compared to $13.0 million for the same period in 2008. For the fiscal six-month period ended June 28, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $22.7 million and other costs of $(1.2) million. Other costs of $(1.2) million for the fiscal six-month period ended June 28, 2009 included a one-time benefit reduction and wage tax credits of $5.4 million. For the fiscal six-month period ended June 29, 2008, these costs were comprised of restructuring costs of $3.8 million and other costs of $9.2 million.

Interest Expense, net. Interest expense, net in the fiscal six-month period ended June 28, 2009 was $124.9 million, compared to $137.6 million for the same period in 2008, a decrease of 9.2%. The decrease was primarily due to overall lower interest rates on our variable-rate term loans and favorable foreign currency exchange rate fluctuations.

Other Income (Expense), net. Other Income, net in the fiscal six-month period ended June 28, 2009 was $189.9 million, compared to other expense, net of $13.4 million for the same period in 2008. For the fiscal six-month period ended June 28, 2009, other income, net included a gain on exchange of debt of $178.7 million. In addition, other income (expense), net also included a realized gain of $4.0 million and an unrealized gain of $6.0 million due to the settlement of our foreign currency forward contracts in March 2009. For the fiscal six-month period ended June 29, 2008, other expense, net included an unrealized loss of $8.5 million and a realized loss of $6.1 million related to the foreign currency forward contracts.

Income taxes. The effective tax rate was 7.13% and –32.38% for the fiscal six-month periods ended June 28, 2009 and June 29, 2008, respectively. The change in the effective tax rate in 2009 was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net income (loss) attributable to Momentive Performance Materials Inc. Net income in the fiscal six-month period ended June 28, 2009 was $6.0 million, compared to a net loss of $95.0 million for the same period in 2008. The change in net income (loss) was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal six-month period ended
	June 28, 2009	June 29, 2008
	(dollars in millions)
Cash (used in) provided by operating activities	$(93.8)	8.3
Cash used in investing activities	(22.4)	(84.7)
Cash provided by financing activities	89.1	10.8

Decrease in cash and cash equivalents, before effect of exchange rate changes on cash	$(27.1)	(65.6)

Operating activities. Cash used in operating activities was $93.8 million in the fiscal six-month period ended June 28, 2009, compared to cash provided by operating activities of $8.3 million in the fiscal six-month period ended June 29, 2008. Cash used in operating activities in the fiscal six-month period ended June 28, 2009 was primarily due to a decline in operating income and decreases in accounts payable (primarily due to lower material purchases and capital projects during the first half of 2009), partially offset by decreases in accounts receivables as a result of a decline in sales and inventory as a result of management efforts to reduce working capital requirements. Cash provided by operating activities in the fiscal six-month period ended June 29, 2008 was primarily due to increases in deferred income taxes and increases in accounts payable as a result of extension in vendor payment terms and timing of payments, offset by a payment made to a related party and increases in accounts receivables as a result of price increases and higher non-U.S. sales.

Investing activities. Cash used in investing activities was $22.4 million in the fiscal six-month period ended June 28, 2009, compared to $84.7 million in the fiscal six-month period ended June 29, 2008. Cash used in investing activities in the fiscal six-month period ended June 28, 2009 was primarily due to ongoing expenditures for environmental health and safety compliance and maintenance projects. During the fiscal six-month period ended June 28, 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and reduced capital spending. Capital spending in 2009 is expected to be approximately $65 million, excluding restructuring activities. Cash used in investing activities in the fiscal six-month period ended

June 29, 2008 was primarily due to capital expenditures related to the construction of our Nantong facility in China which commenced limited operation in June 2008 and ongoing environmental, health and safety compliance and maintenance projects.

Financing activities. Cash provided by financing activities was $89.1 million in the fiscal six-month period ended June 28, 2009, compared to $10.8 million in the fiscal six-month period ended June 29, 2008. Cash provided by financing activities in the fiscal six-month period ended June 28, 2009 was primarily due to an additional $100.0 million draw down under our revolving credit facility and $3.5 million borrowing by our subsidiary in India, partially offset by $4.3 million expenses associated with the exchange of our debt, principal payment of $5.1 million on short-term borrowings and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China. Cash provided by financing activities in the fiscal six-month period ended June 29, 2008 was primarily due to additional long-term borrowings of $31.6 million associated with the Nantong construction project, offset by $14.4 million of principal payments on our term loans under our senior credit facility and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under a senior secured credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.

We had $3,172.3 million of indebtedness (excluding short-term borrowings), at June 28, 2009. Accordingly, we have significant debt service obligations.

On June 15, 2009, we issued $200.0 million in aggregate principal amount of new 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”) in exchange for approximately $350 million in aggregate principal amount of our outstanding unsecured notes. The unsecured notes accepted in the exchange included $48.4 million in aggregate principal amount (or 6% of the total) of our 9 3/4% Senior Notes due 2014, €29.8 million in aggregate principal amount (or 11% of the total) of our 9% Senior Notes due 2014, $140.9 million in aggregate principal amount (or 42% of the total) of our 10 1 / 8 / 10 7 / 8 % Senior Toggle Notes due 2014 and $118.1 million in aggregate principal amount (or 24% of the total) of our 11 1/2% Senior Subordinated Notes due 2016. Interest on the Second Lien Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009. We recognized a gain on the exchange of approximately $178.7 million.

The Second Lien Notes are guaranteed on a senior secured basis by each of our U.S. subsidiaries that is a borrower or guarantor under our existing senior secured credit facility described below. The Second Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facility.

Our senior secured credit facility at June 28, 2009 consists of two variable-rate term loans in an aggregate principal amount of approximately $1,063.3 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.3 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were $250.0 million of borrowings outstanding under the revolving credit facility as of June 28, 2009. The outstanding letters of credit under the revolving credit facility at June 28, 2009 were $26.4 million, leaving unused borrowing capacity of $23.6 million. Outstanding letters of credit issued under the synthetic letter of credit facility at June 28, 2009 were $30.6 million, leaving unused capacity of $3.7 million.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.8 million (depending on exchange rates), 0.25% of the original principal amounts, on the last day of each calendar quarter. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement (beginning with the second half of the fiscal year ending December 31, 2007); (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). As a result of our obligation to prepay the terms loans dependent on our excess cash flow described above, we prepaid approximately $14.4 million of our term loans on March 28, 2008. This prepayment essentially eliminated our obligation to make required quarterly principal repayments through the first quarter of 2009 and reduced our required quarterly principal payment due on June 30, 2009. On March 10, 2008, we entered into an interest rate swap agreement, whereby we receive one-month LIBOR and pay a fixed rate of 2.48% on a notional value of $185.0 million. The interest rate swap matures on March 31, 2010. We designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185.0 million of our U.S. dollar denominated term loan (tranche B-1).

After factoring in the results of the debt exchange described above, as of June 28, 2009, we have outstanding $716.6 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €245.2 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $192.6 million in aggregate principal amount of 10 1/8% / 10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $381.9 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are four separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

The Senior Notes are unsecured senior obligations of the Company, which mature on December 1, 2014. The Senior Notes are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facility. The portion of the Senior Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9 3/4% and 9%, respectively, payable semiannually on June 1 and December 1 of each year.

The Senior Toggle Notes are unsecured senior obligations of the Company, which mature on December 1, 2014. The Senior Toggle Notes are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facility. Interest on the Senior Toggle Notes is payable semiannually on June 1 and December 1 of each year. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we are required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash Interest on the Senior Toggle Notes accrues at a rate of 10 1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/8% per annum. Prior to June 1, 2009, we made the permitted election under the indenture governing the Senior Toggle Notes to pay interest that is due on December 1, 2009 as PIK Interest. Previously, we also made this pay-in-kind election for the interest payments due on June 1, 2009 and December 1, 2008, thereby increasing the outstanding balance of the Senior Toggle Notes by $17.2 million and $16.3 million on such dates, respectively. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as elected during the immediately preceding interest rate period unless we make a new election prior to the beginning of the applicable interest period. Under the indenture for the Senior Toggle Notes, we are required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on dates beginning June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code. The payment of interest in the form of PIK Interest may result in us being required to redeem a portion of the Senior Toggle Notes pursuant to those provisions.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company, which mature on December 1, 2016. The Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facility. Each Senior Subordinated Note bears interest at 11 1/2% per annum, payable semiannually on June 1 and December 1 of each year.

Our senior secured credit facility contains various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Second Lien Notes, Senior Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit agreement (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. See “Covenants under our Senior Secured Credit Facility and the Notes” below. In addition, our senior secured credit facility and notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to significant exceptions.

Our wholly-owned subsidiary, Momentive Performance Materials (Nantong) Co., Ltd. (“MPM Nantong”), also has borrowings of approximately $60.4 million outstanding (based on exchange rates as of June 28, 2009) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. On April 30, 2009, MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank. On June 3, 2009, MPM Nantong and the China Construction Bank entered into a Supplemental Agreement, which amended the loan agreement. Pursuant to the Supplemental Agreement, the parties (1) changed the first measurement date for the financial covenants under the loan agreement from December 31, 2008 to December 31, 2010 and (2) deferred principal repayments originally due on June 30, 2009 and December 31, 2009, aggregating to approximately $6.2 million (based on exchange rates at the time), until June 30, 2014, the final maturity date of the debt under the loan agreement. As a result, MPM Nantong is now in compliance with the terms of the loan agreement as amended by the Supplemental Agreement. Accordingly, we reclassified all principal payments due under the loan from China Construction Bank as long-term debt as of June 28, 2009.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current assessment of the economic outlook for the next twelve months and our ability to institute restructuring and cash-preservation initiatives, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facility, will be adequate to meet our liquidity needs for the next twelve months. However, a breach of the senior secured leverage ratio covenant under our Credit Agreement in the third quarter, if not cured or waived, could lead to an acceleration of outstanding borrowings under our revolving credit facility and other indebtedness, which would have a material adverse affect on our business, financial condition and results of operations. For additional information, see “Covenants under our Senior Secured Credit Facility and the Notes” below and “Risk Factors—An event of default under our senior secured credit facility may adversely affect our business, results of operations and financial condition” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Potential Debt Repurchases and Other Transactions

From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates, including Apollo, may seek to acquire (and have acquired) notes or other indebtedness of Momentive through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.

Contractual Obligations

Information related to our contractual obligations at December 31, 2008 can be found in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. There have been no material changes in our contractual obligations to our previous disclosures made on this matter.

Effect of Inflation

Inflation in certain costs, such as silicon metal, have impacted our operating results during the fiscal three-month period ended June 28, 2009 compared to the same period in 2008, but the overall effect on our operating results have been more than offset through increased selling prices, lower costs for certain petroleum based raw materials and our ongoing cost reduction actions. We cannot assure investors, however, that we will be able to offset general inflation with increased selling prices and cost reduction actions in the future.

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

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a “Senior Secured Leverage Ratio” below a specified level. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facility) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. On June 28, 2009, we were in compliance with the senior secured leverage ratio covenant, the other covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes. However, if business conditions in the third quarter do not significantly improve compared to the second quarter, we may not comply with our senior secured leverage ratio covenant for the third quarter. We intend to pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with this covenant, but there can be no assurance that any such measures will be successful or will be sufficient to maintain compliance with our senior secured leverage ratio. We are presently in discussions with certain lenders under our senior secured credit facility to, among other things, amend and/or waive (if necessary) the senior secured leverage ratio covenant. No definitive agreement with respect to an amendment or waiver has been reached, and there can be no assurance that such agreement will be reached. For additional information, see “Risk Factors—An event of default under our senior secured credit facility may adversely affect our business, results of operations and financial condition” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The following table reconciles net income (loss) attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA for the periods presented

			Fiscal three-month period ended		Fiscal six-month period ended
			June 28,	June 29,	June 28,	June 29,
			2009	2008	2009	2008
			(dollars in millions)
Net income (loss) attributable to Momentive Performance Materials Inc.			$102.8	(46.1)	6.0	(95.0)
Gain on exchange of debt			(178.7)	—	(178.7)	—
Interest expense, net			59.5	70.6	124.9	137.6
Income taxes			21.1	12.9	0.4	23.4
Depreciation and amortization			46.6	59.4	96.2	115.4

EBITDA			51.3	96.8	48.8	181.4

Net income (loss) attributable to the noncontrolling interest	(a	)	0.2	(0.3)	(0.5)	(0.4)
Restructuring and non-recurring	(b	)	10.2	6.0	21.5	10.2
Cost Savings and Inventory Optimization	(c	)	6.1	20.6	15.9	38.0
Non cash and purchase accounting effects	(d	)	(3.6)	(12.5)	(4.7)	(4.6)
Management fee and other	(e	)	(0.6)	2.1	0.2	4.9

Adjusted EBITDA			$63.6	112.7	81.2	229.5

Total Senior Secured Net Debt			$1,006.8

Senior Secured Leverage Ratio for the twelve-month period ended June 28, 2009			3.90

Adjusted EBITDA for the twelve-month period ended June 28, 2009			$258.4

(a)	Reflects the elimination of minority interests resulting from the Shenzhen joint venture.

(b)	Relates primarily to restructuring and non-recurring one-time costs.

(c)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management, including headcount reductions, indirect cost savings, and inventory optimization programs. For the fiscal three-month periods ended June 28, 2009 and June 29, 2008, estimated cost savings includes facility closures and contractor and headcount reductions.

(d)	Non-cash items include the effects of (i) FAS 123 (R) expense, (ii) purchase accounting, (iii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iv) unrealized natural gas derivative gains or losses, and (v) reserve changes and impairment charges. For the fiscal three-month period ended June 28, 2009, non-cash items include: (i) FAS 123 (R) expense of $0.2, (ii) unrealized foreign currency exchange gain of $5.5, (iii) unrealized gain on natural gas hedges of $0.9, and (iv) realized foreign currency exchange loss of $2.6 due to exchange of debt. For the fiscal three-month period ended June 29, 2008, non-cash items include: FAS 123 (R) expense of $0.3; (ii) unrealized gain of $5.3 on foreign currency forward contracts and unrealized foreign currency exchange gain of $7.5.

(e)	Management Fees and Other include (i) management and other fees to Apollo and affiliates, (ii) transition service agreements with General Electric, and (iii) the exclusion of our unrestricted subsidiary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material changes to our previous disclosures on this matter, with the exception of the following:

In 2008, the Company became aware and disclosed to the New York State Department of Environmental Conservation (“NYSDEC”) that, in certain instances, the Company’s Waterford, New York, facility may have failed to comply with the State and Federal regulatory requirements governing the treatment of hazardous waste. During 2008, the NYSDEC initiated an investigation into these disclosures and issued a notice of violation alleging certain noncompliances. Subsequently, in the second quarter 2009, the United States Environmental Protection Agency and the United States Department of Justice sought, through search warrant and subpoena, additional information related to the alleged noncompliances. The Company is cooperating fully with the State and Federal authorities. State and Federal authorities have the statutory authority to seek civil and criminal sanctions, including but not limited to monetary penalties, for any noncompliances identified.

Item 1A.	Risk Factors.

There have been no material changes to our previous disclosures on this matter, with the exception of the following:

An event of default under our senior secured credit facility may adversely affect our business, results of operations and financial condition.

At any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, the agreement governing our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a “Senior Secured Leverage Ratio” below a specified level. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. At June 28, 2009, we had a senior secured leverage ratio of 3.9 to 1 and were in compliance with all covenants under the credit agreement governing the senior secured credit facility. However, if business conditions in the third quarter do not significantly improve compared to the second quarter, we may not comply with our senior secured leverage ratio covenant for the third quarter. We intend to pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with this covenant, but there can be no assurance that any such measures will be successful or will be sufficient to maintain compliance with our senior secured leverage ratio covenant.

A failure to comply with the covenants contained in our senior secured credit facility, the indentures governing the notes or our other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

In particular, a breach of our senior secured leverage ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the credit agreement, our parent company, Momentive Performance Materials Holdings Inc. (“Holdings”), has the right but not the obligation to cure such default through the purchase of additional equity in the Company in up to three of any four consecutive quarters. If a breach of the senior secured leverage ratio covenant is not cured or waived, or if any other event of default under our senior secured credit facility occurred, the lenders under the credit agreement:

•	would not be required to lend any additional amounts to us;

•

could elect to declare all borrowings outstanding under the revolving credit facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

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

We are presently in discussions with certain lenders under our senior secured credit facility to, among other things, amend and/or waive (if necessary) the senior secured leverage ratio covenant. No definitive agreement with respect to an amendment or waiver has been reached, and there can be no assurance that such agreement will be reached.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

We may be unable to achieve the cost savings that we expect to achieve from our strategic initiatives.

We have not yet realized all of the cost savings we expect to achieve as a result of our current strategic initiatives related to workforce restructuring and reduction of indirect costs, and may not be able to realize such cost savings. Approximately $16 million of estimated future annual savings related to initiatives begun in the second quarter of 2009 are included, on a pro forma basis, in our Adjusted EBITDA for the twelve-month period ended June 28, 2009, as permitted by our credit agreement, and as described in “Covenant Compliance” in Part I, Item 2 of this Quarterly Report on Form 10-Q. A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	higher than expected stand-alone overhead expenses;

•	delays in the anticipated timing of activities related to our cost-saving plan; and

•	other unexpected costs associated with operating the business.

In addition, subsequent to the quarter ended June 28, 2009, we successfully implemented certain cost savings initiatives and, as permitted under our credit agreement, our Adjusted EBITDA for the twelve-month period ended June 28, 2009 also includes approximately $38 million of pro forma impact of these measures. A similar variety of risks could cause us not to realize these additional cost savings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
4.17	Agreement of registration, appointment and acceptance, effective as of June 8, 2009, by and among Momentive Performance Materials Inc., Wells Fargo Bank, N.A. and The Bank of New York Mellon Trust Company, N.A (filed as exhibit 4.1 to our Form 8-K, filed on June 12, 2009)

4.18	Indenture, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral trustee (filed as exhibit 4.1 to our Form 8-K, filed on June 15, 2009)

4.19	Collateral Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (filed as exhibit 4.2 to our Form 8-K, filed on June 15, 2009)

4.20	Intercreditor Agreement, dated as of June 15, 2009, by and among JPMorgan Chase Bank, N.A., as first priority representative, Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as second priority representative (filed as exhibit 4.3 to our Form 8-K, filed on June 15, 2009)

4.21	Registration Rights Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., UBS Securities LLC and UBS Limited, as dealer managers (filed as exhibit 4.4 to our Form 8-K, filed on June 15, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2009

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JONATHAN D. RICH	Chief Executive Officer, President and Director (Principal Executive Officer)	August 5, 2009
Jonathan D. Rich

/s/ ANTHONY S. COLATRELLA	Chief Financial Officer (Principal Financial Officer)	August 5, 2009
Anthony S. Colatrella

/s/ WILLIAM L. TORRENCE	Controller (Principal Accounting Officer)	August 5, 2009
William L. Torrence