Form 10-Q
period 2009-09-27
Momentive Performance Materials Inc.
filed 2009-11-10
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on November 7, 2009 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	September 27, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$404,195	340,542
Receivables, net (note 4)	420,643	408,851
Due from affiliates	3,104	1,776
Inventories (note 5)	354,667	377,162
Prepaid expenses	8,825	10,295
Income tax receivable	2,732	16,955
Deferred income taxes (note 7)	10,464	8,401
Other current assets	3,582	5,932

Total current assets	1,208,212	1,169,914
Property and equipment (net of accumulated depreciation and amortization of $559,519 and $447,024 at September 27, 2009 and December 31, 2008, respectively)	1,165,262	1,225,256
Other long-term assets	68,265	73,567
Deferred income taxes (note 7)	37,765	34,272
Investments in nonconsolidated affiliates	590	592
Intangible assets (net of accumulated amortization of $124,691 and $89,078 at September 27, 2009 and December 31, 2008, respectively)	658,838	671,523
Goodwill	418,002	409,239

Total assets	$3,556,934	3,584,363

Liabilities and Shareholder’s Deficit
Current liabilities:
Trade payables	$289,423	320,994
Short-term borrowings (note 6)	2,101	6,726
Accrued expenses and other liabilities	178,823	178,952
Accrued interest	64,537	18,615
Due to affiliates	1,424	3,404
Accrued income taxes (note 7)	5,157	2,688
Deferred income taxes (note 7)	17,640	19,522
Current installments of long-term debt	91,102	68,378

Total current liabilities	650,207	619,279
Long-term debt (note 6)	3,127,407	3,164,732
Other liabilities	65,882	72,283
Pension liabilities (note 9)	211,068	202,064
Deferred income taxes (note 7)	66,629	67,147

Total liabilities	4,121,193	4,125,505

Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	601,553	601,017
Accumulated deficit	(1,341,835)	(1,321,963)
Accumulated other comprehensive income (note 8)	172,247	175,960

Total Momentive Performance Materials Inc. shareholder’s deficit	(568,035)	(544,986)
Noncontrolling interest	3,776	3,844

Total shareholder’s deficit	(564,259)	(541,142)

Total liabilities and shareholder’s deficit	$3,556,934	3,584,363

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$568,421	699,884	1,476,488	2,093,960
Costs and expenses:
Cost of sales, excluding depreciation	381,876	472,189	1,028,013	1,420,928
Selling, general and administrative expenses	77,899	118,963	250,198	318,214
Depreciation and amortization expenses	46,409	63,031	142,635	178,404
Research and development expenses	14,737	18,406	45,761	57,171
Restructuring and other costs (note 2(c))	3,377	9,623	24,890	22,626

Operating income (loss)	44,123	17,672	(15,009)	96,617
Other income (expense):
Interest income	700	1,213	2,371	3,941
Interest expense	(67,050)	(69,824)	(193,644)	(210,059)
Other income (expense), net	970	11,749	12,228	(1,713)
Gain on exchange of debt	—	—	178,732	—

Loss before income taxes	(21,257)	(39,190)	(15,322)	(111,214)
Income taxes (benefit) (note 7)	3,884	(4,402)	4,307	18,917

Net loss	(25,141)	(34,788)	(19,629)	(130,131)
Net (income) loss attributable to the noncontrolling interest	(713)	(70)	(243)	290

Net loss attributable to Momentive Performance Materials Inc.	$(25,854)	(34,858)	(19,872)	(129,841)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal nine-month period ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net loss attributable to Momentive Performance Materials Inc.	$(19,872)	(129,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	142,635	178,404
Asset impairment charge	—	2,437
Amortization of debt issuance costs	7,753	7,808
Deferred income taxes	(6,546)	15,622
Stock-based compensation expense	606	999
Change in the noncontrolling interests	243	(16)
Change in unrealized gain on derivative instruments	(6,848)	(2,895)
PIK interest election	17,200	—
Gain on exchange of debt	(178,732)	—
Changes in operating assets and liabilities:
Receivables	(419)	(28,889)
Inventories	31,629	5,473
Due to/from affiliates	(7,018)	(16,765)
Prepaid expenses and other assets	2,620	581
Trade payables	(35,752)	18,596
Accrued expenses and other liabilities	44,942	33,045
Accrued income taxes	15,855	(859)
Pension liabilities	6,899	(3,759)

Net cash provided by operating activities	15,195	79,941

Cash flows from investing activities:
Capital expenditures	(33,499)	(109,282)
Purchases of intangible assets	(2,236)	(3,411)

Net cash used in investing activities	(35,735)	(112,693)

Cash flows from financing activities:
Debt issuance costs	(6,671)	—
Net (decrease) increase in short-term borrowings	(4,546)	2,230
Proceeds from long-term debt	104,690	38,648
Payments of long-term debt	(2,622)	(14,400)
Funds remitted to joint venture	(4,900)	(4,900)

Net cash provided by financing activities	85,951	21,578

Increase (decrease) in cash and cash equivalents	65,411	(11,174)
Effect of exchange rate changes on cash	(1,758)	(1,361)
Cash and cash equivalents, beginning of period	340,542	249,056

Cash and cash equivalents, end of period	$404,195	236,521

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

The collective bargaining agreements that cover Willoughby, OH, Waterford, NY and Sistersville, WV facilities will expire in June 2010, June 2010 and July 2010, respectively. The Company does not have other significant collective bargaining agreements that will expire during 2009.

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

We evaluated subsequent events through November 10, 2009, the date of financial statement issuance.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

(2) Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company.

(a) Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of September 27, 2009 and December 31, 2008, and for the fiscal three and nine-month periods ended September 27, 2009 and September 28, 2008. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b) Income Taxes

For the fiscal three and nine-month periods ended September 27, 2009 and September 28, 2008, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items such as the gain on exchange of debt). Discrete items are recorded in the period in which they are incurred.

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

For the fiscal three-month periods ended September 27, 2009 and September 28, 2008, the Company recognized restructuring of $1,821 and $4,338, respectively, and other costs of $1,556 and $5,285, respectively. For the fiscal nine-month periods ended September 27, 2009 and September 28, 2008, the Company recognized restructuring of $24,589 and $8,113, respectively, and other costs of $301 and $14,513, respectively. Other costs of $301 for the fiscal nine-month period ended September 27, 2009 included a one-time benefit reduction and wage tax credits of $5,419 recorded during fiscal three-month period ended March 29, 2009. The following table sets forth the changes in the restructuring reserve:

	Silicones	Quartz	Total
Balance as of January 1, 2008	$5,691	1,427	7,118
Additions	16,760	1,736	18,496
Cash payments	(5,612)	(2,641)	(8,253)
Foreign currency translation adjustments	(570)	—	(570)

Balance as of December 31, 2008	16,269	522	16,791
Additions	17,799	6,790	24,589
Cash payments	(17,541)	(1,650)	(19,191)
Foreign currency translation adjustments	391	210	601

Balance as of September 27, 2009	$16,918	5,872	22,790

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

A breakdown of restructuring costs by program is set forth below.

Globalization

As a result of the acquisition of the Company and management’s efforts to create a more globalized structure, in December 2006, the Company initiated a comprehensive restructuring program which was designed to enhance its global supply chain, sourcing and customer service capabilities. Costs for this program were incurred through the third quarter of 2008, with the related payments expected to occur throughout 2009. The Company incurred approximately $14,077 of costs under this program, of which $10,845 related to the Silicones segment and $3,232 related to the Quartz segment.

Business Optimization

Due to the global economic slowdown, in the fourth quarter of 2008 and into 2009, the Company experienced significant year-over-year decreases in sales. As a result of the Company’s continued focus on streamlining its cost structure to enhance the Company’s profitability and in response to the economic crisis, the Company initiated a restructuring program to increase the efficiency of its operations and control labor costs. Costs for the program are expected to be incurred through the end of 2009, with the related payments expected to occur throughout 2009 and into 2010. The Company expects to incur approximately $39,500 of costs ($32,710 for Silicones and $6,790 for Quartz) under this program, of which approximately $24,589 ($17,799 for Silicones and $6,790 for Quartz) has been incurred in 2009, and $37,410 ($30,620 for Silicones and $6,790 for Quartz) has been incurred to date.

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

(e) Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references, where applicable.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R) (FIN 46(R)) (revised December 2003), Consolidation of Variable Interest Entities. This SFAS amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This SFAS shall be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently in the process of evaluating this guidance. This Statement has yet to be incorporated into the Codification.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is currently in the process of evaluating this guidance. This Statement has yet to be incorporated into the Codification.

Effective for interim or annual financial periods ending after June 15, 2009, the Subsequent Events Topic, ASC 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the provisions of this statement and it did not have a material impact to its financial statements.

Effective for interim reporting periods ending after June 15, 2009, the Financial Instruments Topic, ASC 825-10-65, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this statement requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of this statement and it did not have a material impact to its financial statements.

Effective for interim and annual reporting periods ending after June 15, 2009, and applied prospectively, the Fair Value Measurements and Disclosures Topic, ASC 820-10-65, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted the provisions of this statement and it did not have a material impact to its financial statements.

Effective for fiscal years ending after December 15, 2009, the Compensation-Retirement Benefits Topic, ASC 715-20-50, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. Upon initial application, the provisions of this statement are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this statement is permitted. The Company is currently in the process of evaluating this guidance.

Effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, the Derivatives and Hedging Topic, ASC 815, requires enhanced disclosures about derivative and hedging activities. On January 1, 2009, the Company adopted the expanded disclosure requirements as disclosed in Note 10.

The Fair Value Measurements and Disclosures Topic, ASC 820-10-50, defers the provisions of ASC 820 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the provisions of this statement on January 1, 2009 and it did not have a material impact on the Company’s financial statements.

Effective for periods beginning on or after December 15, 2008, the Business Combinations Topic, ASC 805 requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. This statement applies to all business combinations, including combinations among mutual entities and combination by contract alone. The Company adopted the provisions of this statement on January 1, 2009 and it did not have a material impact on the Company’s financial statements.

Effective for periods beginning on or after December 15, 2008, the Consolidation Topic, ASC 810-10-45, requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Company adopted this statement on January 1, 2009.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

(f) Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses. Carrying amounts approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is disclosed in Note 3.

(3) Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy exists, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:

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

The following table presents liabilities at September 27, 2009 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy: Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the natural gas derivative contracts and interest rate swap generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swap at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended September 27, 2009 that would reduce the receivable amount owed, if any, to the Company.

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	2,394	—	2,394
Natural gas derivative contracts	—	917	—	917

Total liabilities at fair value	$—	3,311	—	3,311

At September 27, 2009, the Company estimates that the $1,649,864 of outstanding fixed rate senior notes had a fair value of approximately $1,209,858; the $1,088,713 of outstanding variable rate term loans had a fair value of approximately $878,618; the $164,778 of outstanding fixed rate second-lien senior secured notes with a $200,000 aggregate principal amount had a fair value of approximately $208,000; and the fair value of the $4,690 outstanding medium term loan, the $60,464 outstanding construction project financing loan and $250,000 borrowing under the revolving credit facility were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

(4) Receivables, net

Receivables consisted of the following at September 27, 2009 and December 31, 2008:

	September 27, 2009	December 31, 2008
Trade	$365,496	353,728
Other:
VAT	25,951	29,366
Advances	11,280	9,364
Other	22,322	20,706

	425,049	413,164
Allowance for doubtful accounts	(4,406)	(4,313)

Total receivables, net	$420,643	408,851

(5) Inventories

Inventories consisted of the following at September 27, 2009 and December 31, 2008:

	September 27, 2009	December 31, 2008
Raw materials and work-in-process	$122,894	133,618
Finished goods	231,773	243,544

Total inventories	$354,667	377,162

(6) Indebtedness

(a) Short-Term Borrowings

At September 27, 2009, the Company’s short-term borrowings consisted of bank borrowings of $2,101 with a weighted average interest rate of 3.78%. At December 31, 2008, the Company’s short-term borrowings consisted of bank borrowings of $6,726 with a weighted average interest rate of 6.53%.

(b) Long-Term Debt

On September 22, 2009, the Company entered into a Limited Waiver and Amendment (the “Waiver and Amendment”) with respect to the credit agreement dated as of December 4, 2006 governing its senior secured credit facility. Pursuant to the Waiver and Amendment, the requisite revolving credit facility lenders agreed to waive compliance by the Company with the senior secured leverage ratio maintenance covenant set forth in the credit agreement for the fiscal quarters ending September 27, 2009 and December 31, 2009, subject to certain conditions, and the applicable margin on revolving credit facility borrowings under the credit agreement was increased by 125 basis points, effective on September 22, 2009. In addition, the Company agreed to pay a one-time fee in an amount equal to 0.25% of the revolving facility commitment of each revolving facility lender that was a party to the Waiver and Amendment and to reimburse certain fees and expenses incurred in connection with the Waiver and Amendment.

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

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Approximately $48,400 in aggregate principal amount (or 6%) of 9 3/4% Senior Notes due 2014, €29,800 in aggregate principal amount (or 11%) of 9% Senior Notes due 2014, $140,900 in aggregate principal amount (or 42%) of 10 1/8 / 10 7/8% Senior Toggle Notes due 2014 and $118,100 in aggregate principal amount (or 24%) of 11 1/2% Senior Subordinated Notes due 2016 were accepted in the exchange offers for $200,000 aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014.

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

The Company had $250,000 outstanding under the revolving credit facility. The borrowings accrued interest at a weighted average rate of 4.40% per annum as of September 27, 2009. The outstanding letters of credit under the revolving credit facility at September 27, 2009 were $35,849, leaving unused capacity of $14,151. Outstanding letters of credit issued under the synthetic letter of credit facility at September 27, 2009 were $31,984, leaving unused capacity of $2,316. On October 23, 2009, the Company made a principal repayment of $75,000 on the revolving credit facility.

At September 27, 2009, the Company was in compliance with the covenants of the credit agreement and note indentures.

The Company’s wholly-owned subsidiary, MPM Nantong, also has borrowings of approximately $60,464 outstanding (based on exchange rates as of September 27, 2009) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. On April 30, 2009, MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank. On June 3, 2009, MPM Nantong and the China Construction Bank entered into a Supplemental Agreement, which amended the loan agreement. Pursuant to the Supplemental Agreement, the parties (1) changed the first measurement date for the financial covenants under the loan agreement from December 31, 2008 to December 31, 2010 and (2) deferred principal repayments originally due on June 30, 2009 and December 31, 2009, aggregating to approximately $6,200 (based on exchange rates at the time), until June 30, 2014, the final maturity date of the debt under the loan agreement. The Company reclassified all principal payments due under the loan from China Construction Bank as long-term debt. The borrowings accrues interest at a weighted average rate of 5.44% per annum. MPM Nantong was in compliance with the terms of the Supplemental Agreement as of September 27, 2009.

On March 17, 2009, Apollo Management VI, L.P. (“Apollo”) and the Company entered into a letter agreement enabling the Company to purchase some or all of certain debt securities of the Company acquired by Apollo or its affiliates for a period of 180 days after the date of purchase unless such securities are sold or transferred to an unaffiliated third party. As of the date of this filing, the Company has not exercised this right.

(7) Income Taxes

The effective tax rate was -18.27% and 11.23% for the fiscal three-month periods ended September 27, 2009 and September 28, 2008, respectively. The effective tax rate was -28.11% and –17.01% for the fiscal nine-month periods ended September 27, 2009 and September 28, 2008, respectively. The change in the effective tax rate in 2009 was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

(8) Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net loss	$(25,141)	(34,788)	(19,629)	(130,131)
Foreign currency translation	11,321	3,618	(4,637)	65,054
Other comprehensive income adjustments, net	1,227	(1,417)	613	1,884

Comprehensive income (loss)	(12,593)	(32,587)	(23,653)	(63,193)
Net (income) loss attributable to the noncontrolling interest	(713)	(70)	(243)	290
Foreign currency translation attributable to the noncontrolling interest	(7)	76	311	(791)

Comprehensive income (loss) attributable to Momentive Performance Materials Inc.	$(13,313)	(32,581)	(23,585)	(63,694)

The following table details changes in shareholder’s deficit, including changes in equity (deficit) attributable to the Momentive Performance Materials Inc. shareholder and changes in equity attributable to the noncontrolling interests:

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling Interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income
Balance at January 1, 2009	$(541,142)	—	601,017	(1,321,963)	175,960	3,844
Stock option activity and other	536	—	536	—	—	—
Comprehensive income (loss):
Net income (loss)	(19,629)	—	—	(19,872)	—	243
Foreign currency translation adjustment - net	(4,637)	—	—	—	(4,326)	(311)
Other comprehensive income adjustments - net	613	—	—	—	613	—

Balance at September 27, 2009	$(564,259)	—	601,553	(1,341,835)	172,247	3,776

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling Interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income
Balance at January 1, 2008	$322,644	—	600,274	(324,906)	43,252	4,024
Stock option activity	999	—	999	—	—	—
Deemed dividend to General Electric Company	1,769	—	1,769	—	—
Comprehensive income (loss):
Net income (loss)	(130,131)	—	—	(129,841)	—	(290)
Foreign currency translation adjustment - net	65,056	—	—	—	64,265	791
Other comprehensive income adjustments - net	1,882	—	—	—	1,882	—

Balance at September 28, 2008	$262,219	—	603,042	(454,747)	109,399	4,525

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

(9) Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three and nine-month periods ended September 27, 2009 and September 28, 2008:

	Pension		Postretirement
	Fiscal three-month period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$4,735	4,790	351	(179)
Interest cost	1,669	1,651	1,142	983
Amortization of prior service cost (benefit)	(210)	(216)	328	487
Expected return on plan assets	(819)	(411)	—	—
Amortization of actuarial gain	(244)	(428)	(31)	83
Other	1	(13)	—	(98)

	$5,132	5,373	1,790	1,276

	Pension		Postretirement
	Fiscal nine-month period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$15,368	14,663	1,051	1,133
Interest cost	5,381	4,811	3,424	3,311
Amortization of prior service cost (benefit)	(636)	(646)	984	885
Expected return on plan assets	(2,474)	(2,093)	—	—
Amortization of actuarial gain	(622)	(1,004)	(93)	83
Other	(119)	(13)	—	(98)

	$16,898	15,718	5,366	5,314

In 2009, the Company expects to contribute approximately $12,661 and $3,253 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $5,240 and $9,561 to its Domestic plans during the fiscal three and nine-month periods ended September 27, 2009, respectively.

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

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

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

The maximum term over which the Company may hedge exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months for commodity hedges. No cash flow hedges were discontinued during the fiscal nine-month period ended September 27, 2009.

Derivatives Not Designated as Hedging Instruments

The Company uses commodity forward contracts to hedge a portion of its anticipated cash payments to natural gas vendors in the U.S., which can fluctuate based on changes in natural gas prices. These forward contracts do not meet the provisions required to qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

Financial instruments are neither held nor issued by the Company for trading purposes. The Company’s natural gas hedge contracts and interest rate swap contract do not contain any credit related contingent features and accordingly, the Company is not required to post any collateral.

The notional amounts of the Company’s derivative instruments outstanding as of September 27, 2009, were as follows:

Notional Amount
Derivatives Designated as Hedges:
Interest Rate Swap contract	$185,000
Natural Gas Hedge Contracts	5,388

Total Derivatives Designated as Hedges	$190,388

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	$381

Total Derivatives Not Designated as Hedges	$381

The fair values of the Company’s derivative instruments outstanding as of September 27, 2009, were as follows:

	Balance Sheet Location	Fair Value
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	Accrued expense and other liabilities	$2,394
Natural Gas Hedge Contracts	Accrued expense and other liabilities	640

Total Derivatives Designated as Hedges		$3,034

Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	Accrued expense and other liabilities	$277

Total Derivatives Not Designated as Hedges		$277

Total Liability Derivatives		$3,311

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

The gains and losses on the Company’s derivative instruments during the fiscal three and nine-month periods ended September 27, 2009 were as follows:

Fiscal three-month period ended September 27, 2009:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	$679	Interest Expense	$(1,038)
Natural Gas Hedge Contracts	418	Cost of sales, excluding depreciation	(625)

Total Derivatives Designated as Hedges	$1,097		$(1,663)
Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	—	Other income (expense)	660
Foreign Currency Contracts	—	Other income (expense)	—

Total Derivatives Not Designated as Hedges	—		660

Total Derivatives	$1,097		$(1,003)

Fiscal nine-month period ended September 27, 2009:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	$1,184	Interest Expense	$(2,940)
Natural Gas Hedge Contracts	(640)	Cost of sales, excluding depreciation	(1,295)

Total Derivatives Designated as Hedges	$544		$(4,235)
Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	—	Other income (expense)	826
Foreign Currency Contracts	—	Other income (expense)	4,035

Total Derivatives Not Designated as Hedges	—		4,861

Total Derivatives	$544		$626

(1)	Accumulated other comprehensive income (loss) (AOCI)
(2)	For derivatives designated as cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended September 27, 2009:
Net sales (a)	$523,451	44,970	—	568,421
Operating income (loss) (b)	53,068	(2,594)	(6,351)	44,123
Depreciation and amortization	39,135	7,274	—	46,409
Interest expense and other financial charges	67,044	6	—	67,050
Interest income	644	56	—	700
Provision for income taxes	4,144	(260)	—	3,884
Capital expenditures	10,284	2,360	—	12,644

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended September 28, 2008:
Net sales (a)	$634,354	65,530	—	699,884
Operating income (loss) (b)	25,720	6,123	(14,171)	17,672
Depreciation and amortization	54,055	8,976	—	63,031
Interest expense and other financial charges	69,572	252	—	69,824
Interest income	1,065	148	—	1,213
Provision for income taxes	(2,934)	(1,468)	—	(4,402)
Capital expenditures	23,244	3,517	—	26,761

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal nine-month period ended September 27, 2009:
Net sales (a)	$1,362,330	114,158		1,476,488
Operating income (loss) (b) (d)	8,732	(20,603)	(3,138)	(15,009)
Depreciation and amortization	120,483	22,152		142,635
Interest expense and other financial charges	193,442	202		193,644
Interest income	2,192	179		2,371
Provision for income taxes	3,728	579		4,307
Capital expenditures	28,757	4,742		33,499

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal nine-month period ended September 28, 2008:
Net sales (a)	$1,893,340	200,620	—	2,093,960
Operating income (loss) (b)	123,683	15,395	(42,461)	96,617
Depreciation and amortization	151,962	26,442	—	178,404
Interest expense and other financial charges	209,802	257	—	210,059
Interest income	3,273	668	—	3,941
Provision for income taxes	18,539	378	—	18,917
Capital expenditures	96,253	13,029	—	109,282

(a)	There were no intersegment sales during the fiscal three and nine-month periods ended September 27, 2009 or September 28, 2008, respectively.
(b)	A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest income, interest expense, other income (expense), net and gain on exchange of debt as presented in the Condensed Consolidated Statements of Operations.
(c)	Corporate and other items include pension expenses and headquarter costs, net of corporate assessments. Effective as of the fourth quarter of 2008, the Company allocated corporate assessment to all locations.
(d)	Operating income (loss) for the fiscal nine-month period ended September 27, 2009 for the Silicones and Quartz segments has been adjusted to correct an error in presentation for the fiscal three-month periods ended March 29, 2009 and June 28, 2009. Operating income (loss) for the Silicones and Quartz segments was $(55,601) and $(11,842), respectively, for the fiscal three-month period ended March 29, 2009 and $11,265 and $(6,167), respectively, for the fiscal three-month period ended June 28, 2009. In our prior presentation, Silicones operating loss was understated by $13,281 for the fiscal three-month period ended March 29, 2009 and Quartz operating loss was overstated by the same amount. In our prior presentation, Silicones operating income was overstated by $10,335 for the fiscal three-month period ended June 28, 2009 and Quartz operating loss was overstated by the same amount.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation and amortization, intangible assets, net of accumulated amortization, and goodwill.

	Fiscal three-month period		Fiscal nine-month period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales:
United States	$175,190	215,992	473,850	648,621
Canada	9,545	12,837	26,819	35,480
Pacific	175,204	200,786	440,030	595,127
Europe	186,550	245,723	477,155	750,138
Mexico and Brazil	21,932	24,546	58,634	64,594

	$568,421	699,884	1,476,488	2,093,960

	September 27, 2009	December 31, 2008
Long-lived assets
United States	$633,135	677,705
Canada	24,250	21,720
Pacific	818,781	851,066
Europe	759,195	749,333
Mexico and Brazil	6,741	6,194

	$2,242,102	2,306,018

(12) Guarantor/Non-Guarantor Subsidiary Financial Information

The Company has outstanding $200.0 million in aggregate principal amount of second-lien senior notes, $716.6 million in aggregate principal amount of senior notes, €245.2 million in aggregate principal amount of Euro senior notes, $192.6 million in aggregate principal amount of senior toggle notes and $381.9 million in aggregate principal amount of senior subordinated notes (following the completion of the debt exchange on June 15, 2009). The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 27, 2009 and December 31, 2008, the Condensed Consolidated Statements of Operations for the fiscal three and nine-month periods ended September 27, 2009 and September 28, 2008 and Condensed Consolidated Statements of Cash Flows for the fiscal nine-month periods ended September 27, 2009 and September 28, 2008 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

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

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Balance Sheet as of September 27, 2009:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$196,246	22,373	185,576	—	404,195
Receivables, net	—	111,846	308,797	—	420,643
Due from affiliates	16	106,261	28,203	(131,376)	3,104
Inventories	—	161,059	207,110	(13,502)	354,667
Prepaid expenses	—	4,839	3,986	—	8,825
Income tax receivable	—	2,732	—	—	2,732
Deferred income taxes	—	—	9,045	1,419	10,464
Other current assets	—	2,540	1,042	—	3,582

Total current assets	196,262	411,650	743,759	(143,459)	1,208,212
Property and equipment, net	—	533,873	631,389	—	1,165,262
Other long-term assets	35,904	—	32,361	—	68,265
Deferred income taxes	—	786	36,979	—	37,765
Investments in nonconsolidated affiliates	—	—	590	—	590
Investment in affiliates	1,342,753	(238,117)	—	(1,104,636)	—
Intercompany borrowings	—	1,156,204	74,883	(1,231,087)	—
Intangible assets, net	—	99,262	559,576	—	658,838
Goodwill	—	—	418,002	—	418,002

Total assets	$1,574,919	1,963,658	2,497,539	(2,479,182)	3,556,934

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	72,023	217,400	—	289,423
Short-term borrowings	—	—	2,101	—	2,101
Accrued expenses and other liabilities	2,393	65,107	111,323	—	178,823
Accrued interest	61,582	224	2,731	—	64,537
Due to affiliates	—	27,592	105,208	(131,376)	1,424
Accrued income taxes	—	—	5,157	—	5,157
Deferred income taxes	—	786	16,854	—	17,640
Current installments of long-term debt	—	75,000	16,102	—	91,102

Total current liabilities	63,975	240,732	476,876	(131,376)	650,207
Long-term debt	1,814,642	175,000	1,137,765	—	3,127,407
Other liabilities	—	6,954	58,928	—	65,882
Pension liabilities	—	120,003	91,065	—	211,068
Intercompany borrowings	255,621	74,849	900,617	(1,231,087)	—
Deferred income taxes	—	—	66,629	—	66,629

Total liabilities	2,134,238	617,538	2,731,880	(1,362,463)	4,121,193

Shareholder’s equity (deficit):
Additional paid-in capital	601,553	2,153,171	537,385	(2,690,556)	601,553
Accumulated deficit	(1,333,119)	(981,692)	(944,659)	1,917,635	(1,341,835)
Accumulated other comprehensive income	172,247	174,641	169,157	(343,798)	172,247
Total Momentive Performance

Materials Inc. shareholder’s equity (deficit)	(559,319)	1,346,120	(238,117)	(1,116,719)	(568,035)
Noncontrolling Interest	—	—	3,776	—	3,776

Total shareholder’s equity (deficit)	(559,319)	1,346,120	(234,341)	(1,116,719)	(564,259)

Total liabilities and shareholder’s equity (deficit)	$1,574,919	1,963,658	2,497,539	(2,479,182)	3,556,934

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

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

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended September 27, 2009 and September 28, 2008:

	Fiscal three-month period ended September 27, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	237,952	437,754	(107,285)	568,421
Costs and expenses:
Cost of sales, excluding depreciation	—	163,010	323,730	(104,864)	381,876
Selling, general and administrative expenses	18,159	34,865	28,252	—	81,276
Depreciation and amortization	—	19,519	26,890	—	46,409
Research and development expenses	—	9,729	5,008	—	14,737

Operating income (loss)	(18,159)	10,829	53,874	(2,421)	44,123
Other income (expense):
Interest income	413	24,525	1,748	(25,986)	700
Interest expense	(55,202)	(3,532)	(34,302)	25,986	(67,050)
Other income (expense), net	49,886	18,140	344	(67,400)	970

Income (loss) before income taxes	(23,062)	49,962	21,664	(69,821)	(21,257)
Income taxes (benefit)	—	76	3,441	367	3,884

Net income (loss)	(23,062)	49,886	18,223	(70,188)	(25,141)
Net income attributable to the noncontrolling interest	—	—	(713)	—	(713)

Net income (loss) attributable to Momentive Performance Materials Inc.	$(23,062)	49,886	17,510	(70,188)	(25,854)

	Fiscal three-month period ended September 28, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	287,427	527,764	(115,307)	699,884
Costs and expenses:
Cost of sales, excluding depreciation	—	198,630	388,340	(114,781)	472,189
Selling, general and administrative expenses	(29,262)	58,772	99,076	—	128,586
Depreciation and amortization	—	29,075	33,956	—	63,031
Research and development expenses	—	11,037	7,369	—	18,406

Operating income (loss)	29,262	(10,087)	(977)	(526)	17,672
Other income (expense):
Interest income	23,907	200	988	(23,882)	1,213
Interest expense	(52,340)	(293)	(41,073)	23,882	(69,824)
Other income (expense), net	(35,384)	(19,105)	11,819	54,419	11,749

Income (loss) before income taxes	(34,555)	(29,285)	(29,243)	53,893	(39,190)
Income taxes (benefit)	—	6,099	(10,278)	(223)	(4,402)

Net income (loss)	(34,555)	(35,384)	(18,965)	54,116	(34,788)
Net income attributable to the noncontrolling interest	—	—	(70)	—	(70)

Net income (loss) attributable to Momentive Performance Materials Inc.	$(34,555)	(35,384)	(19,035)	54,116	(34,858)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Statements of Operations for the fiscal nine-month periods ended September 27, 2009 and September 28, 2008:

	Fiscal nine-month period ended September 27, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	636,799	1,110,063	(270,374)	1,476,488
Costs and expenses:
Cost of sales, excluding depreciation	—	442,588	849,443	(264,018)	1,028,013
Selling, general and administrative expenses	20,376	109,479	145,233	—	275,088
Depreciation and amortization	—	64,211	78,424	—	142,635
Research and development expenses	—	29,762	15,999	—	45,761

Operating loss	(20,376)	(9,241)	20,964	(6,356)	(15,009)
Other income (expense):
Interest income	413	73,048	5,775	(76,865)	2,371
Interest expense	(156,912)	(9,412)	(104,185)	76,865	(193,644)
Other income (expense), net	(14,717)	(68,252)	11,528	83,669	12,228
Gain on exchange of debt	178,732	—	—	—	178,732

Income (loss) before income taxes	(12,860)	(13,857)	(65,918)	77,313	(15,322)
Income taxes (benefit)	—	860	2,793	654	4,307

Net income (loss)	(12,860)	(14,717)	(68,711)	76,659	(19,629)
Net income attributable to the noncontrolling interest	—	—	(243)	—	(243)

Net income (loss) attributable to Momentive Performance Materials Inc.	$(12,860)	(14,717)	(68,954)	76,659	(19,872)

	Fiscal nine-month period ended September 28, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	845,030	1,573,154	(324,224)	2,093,960
Costs and expenses:
Cost of sales, excluding depreciation	—	590,096	1,154,192	(323,360)	1,420,928
Selling, general and administrative expenses	2,643	165,869	172,328	—	340,840
Depreciation and amortization	—	81,252	97,152	—	178,404
Research and development expenses	—	34,760	22,411	—	57,171

Operating income (loss)	(2,643)	(26,947)	127,071	(864)	96,617
Other income (expense):
Interest income	71,834	711	3,508	(72,112)	3,941
Interest expense	(158,431)	85	(123,825)	72,112	(210,059)
Other income (expense), net	(39,734)	4,329	(1,605)	35,297	(1,713)

Income (loss) before income taxes	(128,974)	(21,822)	5,149	34,433	(111,214)
Income taxes (benefit)	—	17,948	966	3	18,917

Net income (loss)	(128,974)	(39,770)	4,183	34,430	(130,131)
Net loss attributable to the noncontrolling interest	—	—	290	—	290

Net income (loss) attributable to Momentive Performance Materials Inc.	$(128,974)	(39,770)	4,473	34,430	(129,841)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Statement of Cash Flows for the fiscal nine-month period ended September 27, 2009:

	Fiscal nine-month period ended September 27, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(120,186)	105,479	29,902	—	15,195

Cash flows from investing activities:
Capital expenditures	—	(17,616)	(15,883)	—	(33,499)
Purchases of intangible assets	—	(1,642)	(594)	—	(2,236)

Net cash used in investing activities	—	(19,258)	(16,477)	—	(35,735)

Cash flows from financing activities:
Capital contribution to affiliates	—	(4,925)	4,925	—	—
Dividends paid within Momentive Performance Materials Inc.	48,300	3,092	(51,392)	—	—
Debt issuance costs	(6,671)	—	—	—	(6,671)
Net change in short-term borrowings	—	—	(4,546)	—	(4,546)
Proceeds from long-term debt	—	100,000	4,690	—	104,690
Payments of long-term debt	—	—	(2,622)	—	(2,622)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	251,678	(362,682)	111,004	—	—

Net cash provided by (used in) financing activities	293,307	(264,515)	57,159	—	85,951

Increase (decrease) in cash and cash equivalents	173,121	(178,294)	70,584	—	65,411
Effect of exchange rate changes on cash	21,231	—	(22,989)	—	(1,758)
Cash and cash equivalents, beginning of period	1,894	200,667	137,981	—	340,542

Cash and cash equivalents, end of period	$196,246	22,373	185,576	—	404,195

Condensed Consolidated Statement of Cash Flows for the fiscal nine-month period ended September 28, 2008:

	Fiscal nine-month period ended September 28, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(51,168)	62,634	68,475		79,941

Cash flows from investing activities:
Capital expenditures	—	(43,535)	(65,747)	—	(109,282)
Purchase of intangible assets	—	(2,799)	(612)	—	(3,411)

Net cash used in investing activities	—	(46,334)	(66,359)	—	(112,693)

Cash flows from financing activities:
Capital contribution	—	4,261	(4,261)	—	—
Dividends paid within Momentive Performance Materials Inc.	59,900	(53,991)	(5,909)	—	—
Net change in short-term borrowings	—	—	2,230	—	2,230
Proceeds of long-term debt	—	—	38,648	—	38,648
Payments of long-term debt	—	—	(14,400)	—	(14,400)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	(20,954)	23,578	(2,624)		—

Net cash provided by (used in) financing activities	38,946	(26,152)	8,784	—	21,578

Increase (decrease) in cash and cash equivalents	(12,222)	(9,852)	10,900	—	(11,174)
Effect of exchange rate changes on cash	4,420	—	(5,781)	—	(1,361)
Cash and cash equivalents, beginning of period	8,051	47,514	193,491	—	249,056

Cash and cash equivalents, end of period	$249	37,662	198,610	—	236,521

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking and Cautionary Statements

Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar words or expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations in operating our business contained in the documents governing our indebtedness, including the restrictive covenants therein; the recent global financial crisis and economic slowdown; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in this Quarterly Report on Form 10-Q. For a more detailed discussion of these and other risk factors, see our Quarterly Reports on Form 10-Q for the fiscal three-month periods ended March 29, 2009 and June 28, 2009 filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS and other references have been replaced with ASC references, where applicable.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R) (FIN 46(R)) (revised December 2003), Consolidation of Variable Interest Entities. This SFAS amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This SFAS shall be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently in the process of evaluating this guidance. This Statement has yet to be incorporated into the Codification.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. We are currently in the process of evaluating this guidance. This Statement has yet to be incorporated into the Codification.

Effective for interim or annual financial periods ending after June 15, 2009, the Subsequent Events Topic, ASC 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of this statement and it did not have a material impact to our financial statements.

Effective for interim reporting periods ending after June 15, 2009, the Financial Instruments Topic, ASC 825-10-65, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this statement requires comparative disclosures only for periods ending after initial adoption. We adopted the provisions of this statement and it did not have a material impact to our financial statements.

Effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively, the Fair Value Measurements and Disclosures Topic, ASC 820-10-65, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the provisions of this statement and it did not have a material impact to our financial statements.

Effective for fiscal years ending after December 15, 2009, the Compensation-Retirement Benefits Topic, ASC 715-20-50, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. Upon initial application, the provisions of this statement are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this statement is permitted. We are currently in the process of evaluating this guidance.

Effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, the Derivatives and Hedging Topic, ASC 815, requires enhanced disclosures about derivative and hedging activities. On January 1, 2009, we adopted the expanded disclosure requirements as disclosed in Note 10 to the condensed consolidated financial statements.

The Fair Value Measurements and Disclosures Topic, ASC 820-10-50, defers the provisions of ASC 820 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008. We adopted the provisions of this statement on January 1, 2009 and it did not have a material impact to our financial statements.

Effective for periods beginning on or after December 15, 2008, the Business Combinations Topic, ASC 805 requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. This statement applies to all business combinations, including combinations among mutual entities and combination by contract alone. We adopted the provisions of this statement on January 1, 2009 and it did not have a material impact to our financial statements.

Effective for periods beginning on or after December 15, 2008, the Consolidation Topic, ASC 810-10-45, requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. We adopted this statement on January 1, 2009.

Business Outlook

We continue to believe in the strength of the long-term fundamentals of our business. However, due to the effects of the global recession, the short- and mid-term outlook for our business and the industry, although improving, remains uncertain. During the third quarter of 2009, we experienced significant year-over-year decreases in sales of approximately 17% and 31% in our Silicones and Quartz businesses, respectively, but sales on a quarterly basis have improved from a low base since the first quarter of 2009. Sluggish economic conditions have resulted in more cautious customer spending behavior and significantly lower demand for our products compared to the first three quarters of 2008 across a majority of our end markets, with particular weakness in the automotive, construction, textiles and furniture sectors. Our ability to forecast the depth and length of relatively weak economic conditions, its impact on our business and demand for our products, as well as raw material pricing, is very limited due to the many factors involved which are outside of our control. However, we expect to generate higher sales in the fourth quarter compared to the third quarter, due to normal seasonal increases in demand and continued modest improvements in economic activity, albeit at a lower growth rate than achieved in the third quarter. We also expect our year-over-year comparisons in the fourth quarter to turn positive, as last year’s fourth quarter results were significantly impacted by the global recession.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended September 27, 2009 and September 28, 2008:

Fiscal three-month period ended September 27, 2009 compared to fiscal three-month period ended September 28, 2008 (Unaudited)

	For fiscal three-month period ended
	September 27, 2009		September 28, 2008
	(dollars in millions)
Net sales - Silicones	$523.4	92.1%	$634.4	90.6%
Net sales - Quartz	45.0	7.9%	65.5	9.4%

Net sales	568.4	100.0%	699.9	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	381.9	67.2%	472.2	67.5%
Selling, general and administrative expenses	124.3	21.9%	182.0	26.0%
Research and development expenses	14.7	2.6%	18.4	2.6%
Restructuring and other costs	3.4	0.6%	9.6	1.4%

Operating income (loss)	44.1	7.8%	17.7	2.5%
Other income (expenses):
Interest expense, net	(66.4)	(11.7)%	(68.6)	(9.8)%
Other income (expense), net	1.0	0.2%	11.7	1.7%

Loss before income taxes	(21.3)	(3.7)%	(39.2)	(5.6)%
Income taxes (benefit)	3.9	0.7%	(4.4)	(0.6)%

Net loss	(25.2)	(4.4)%	(34.8)	(5.0)%
Net (income) loss attributable to the noncontrolling interest	(0.7)	(0.1)%	(0.1)	—

Net loss attributable to Momentive Performance Materials Inc.	$(25.9)	(4.6)%	$(34.9)	(5.0)%

Net Sales. Net sales in the fiscal three-month period ended September 27, 2009 were $568.4 million, compared to $699.9 million for the same period in 2008, a decrease of 18.8%. The decrease was primarily due to a decrease in sales volume of 16.9%, a decrease in selling prices, and unfavorable exchange rate fluctuations of 1.7%. Foreign exchange impacts were primarily related to the strengthening in the U.S. dollar against the Euro.

Net sales for our Silicones segment in the fiscal three-month period ended September 27, 2009 were $523.4 million, compared to $634.4 million for the same period in 2008, a decrease of 17.5%. The decrease was primarily due to the impact of the global recession on sales volume, which declined by 15.4%, a decrease in selling prices, and unfavorable exchange rate fluctuations of 1.8%. Sales volume for our Silicones segment was negatively impacted on a year-over-year basis by weak consumer demand in the automotive, construction, textiles, and furniture sectors. Compared to the second quarter of 2009, however, net sales for Silicones segment grew 15.2% due to modest consumer spending improvement on a sequential basis and inventory re-stocking by end users of our products. All product segments and regions also saw improvements in volume versus the second quarter of 2009. The Pacific region was especially strong with China and Southeast Asia recovering much faster than Japan.

We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products. Demand for specialty products has been impacted less by the recession compared to core products. We anticipate core products, however, to recover at a faster pace than specialty products in the upcoming quarters as consumer demand improves.

Net sales for our Quartz segment in the fiscal three-month period ended September 27, 2009 were $45.0 million, compared to $65.5 million for the same period in 2008, a decrease of 31.3%. The decrease was primarily a result of weak overall demand on a year-over-year basis for semiconductor related products. Compared to the second quarter of 2009, however, net sales for our Quartz segment grew 26.4% due to improved semiconductor demand on a sequential basis as production levels recovered slightly at chipmakers. We expect further sequential improvement in semiconductor related product sales in the fourth quarter of 2009.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended September 27, 2009 was $381.9 million, compared to $472.2 million for the same period in 2008, a decrease of 19.1%. The decrease was primarily due to lower sales volume and deflation in raw material and energy related costs, partially offset by significantly lower factory leverage.

Cost of sales, excluding depreciation, for our Silicones segment was $352.7 million, compared to $434.6 million for the same period in 2008, a decrease of 18.8%. The decline was primarily due to lower sales volume and lower raw material and energy related costs, partially offset by unfavorable factory leverage.

Cost of sales, excluding depreciation, for our Quartz segment was $29.2 million, compared to $37.6 million for the same period in 2008, a decrease of 22.3%. The decline was primarily due to lower sales volume and savings from restructuring and cost actions partially offset by unfavorable factory leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended September 27, 2009 were $124.3 million, compared to $182.0 million for the same period in 2008, a decrease of 31.7%. The decrease was due to management’s efforts to reduce operating expenses through productivity and cost reduction initiatives, including temporary pay and benefit reductions for our salaried workforce, lower depreciation and amortization expense due to short lives of certain assets that were stepped up under purchase accounting and favorable foreign currency exchange rates.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended September 27, 2009 were $14.7 million, compared to $18.4 million for the same period in 2008, a decrease of 20.1%. The decrease was primarily due to efficiencies and other cost reduction initiatives.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended September 27, 2009 were $3.4 million, compared to $9.6 million for the same period in 2008. For the fiscal three-month period ended September 27, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $1.8 million and other costs (primarily one-time payments for services) of $1.6 million. For the fiscal three-month period ended September 28, 2008, these costs were comprised of restructuring costs of $4.3 million and other costs of $5.3 million. See Note 2(c) to the condensed consolidated financial statements for additional disclosure.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended September 27, 2009 was $66.4 million, compared to $68.6 million for the same period in 2008, a decrease of 3.2%. The decrease was primarily due to overall lower interest rates on our variable-rate term loans.

Other Income (Expense), net. Other Income, net in the fiscal three-month period ended September 27, 2009 was $1.0 million, compared to $11.7 million for the same period in 2008. For the fiscal three-month period ended September 27, 2009, other income (expense), net included an unrealized gain on natural gas hedging of $0.7. For the fiscal three-month period ended September 28, 2008, other income (expense), net included an unrealized gain of $11.4 million related to foreign currency forward contracts.

Income taxes. The effective tax rate was -18.27% and 11.23% for the fiscal three-month periods ended September 27, 2009 and September 28, 2008, respectively. The change in the effective tax rate in 2009 was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net loss attributable to Momentive Performance Materials Inc. Net loss in the fiscal three-month period ended September 27, 2009 was $25.9 million, compared to a net loss of $34.9 million for the same period in 2008. The change in net loss was a result of the effects described above.

Fiscal nine-month period ended September 27, 2009 compared to fiscal nine-month period ended September 28, 2008 (Unaudited)

	For fiscal nine-month period ended
	September 27, 2009		September 28, 2008
	(dollars in millions)
Net sales - Silicones	$1,362.2	92.3%	$1,893.4	90.4%
Net sales - Quartz	114.2	7.7%	200.6	9.6%

Net sales	1,476.4	100.0%	2,094.0	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	1,028.0	69.6%	1,421.0	67.9%
Selling, general and administrative expenses	392.8	26.6%	496.5	23.7%
Research and development expenses	45.7	3.1%	57.2	2.7%
Restructuring and other costs	24.9	1.7%	22.6	1.1%

Operating income (loss)	(15.0)	(1.0)%	96.7	4.6%
Other income (expenses):
Interest expense, net	(191.3)	(13.0)%	(206.2)	(9.8)%
Other income (expense), net	190.9	12.9%	(1.7)	(0.1)%

Loss before income taxes	(15.4)	(1.0)%	(111.2)	(5.3)%
Income taxes (benefit)	4.3	0.3%	19.0	0.9%

Net loss	(19.7)	(1.3)%	(130.2)	(6.2)%
Net (income) loss attributable to the noncontrolling interest	(0.2)	(0.0)%	0.3	0.0%

Net loss attributable to Momentive Performance Materials Inc.	$(19.9)	(1.3)%	$(129.9)	(6.2)%

Net Sales. Net sales in the fiscal nine-month period ended September 27, 2009 were $1,476.4 million, compared to $2,094.0 million for the same period in 2008, a decrease of 29.5%. The decrease was primarily due to a decrease in sales volume of 29.3% and unfavorable exchange rate fluctuations of 2.7%, partially offset by an increase in selling prices. Foreign exchange impacts were primarily related to the strengthening in the U.S. dollar against the Euro.

Net sales for our Silicones segment in the fiscal nine-month period ended September 27, 2009 were $1,362.2 million, compared to $1,893.4 million for the same period in 2008, a decrease of 28.1%. The decrease was primarily due to the impact of the global recession on sales volume, which declined by 27.9% and unfavorable exchange rate fluctuations of 2.8%, partially offset by an increase in selling prices. Since the beginning of the year, however, net sales for our Silicones segment have continued to improve each quarter on a sequential basis due to modest consumer spending improvement and inventory re-stocking by end users of our products. During this time, all product lines and regions have also seen improvements in volume from the prior quarter.

Our continued focus on growing high-value specialty products versus lower-margin commoditized or core products saw specialty products sales improve for the fiscal nine-month period ended September 27, 2009, compared to the same period in 2008. Specialty products, which by their nature provide added value to our customers, have been less affected by the recession than core products.

Net sales for our Quartz segment in the fiscal nine-month period ended September 27, 2009 were $114.2 million, compared to $200.6 million for the same period in 2008, a decrease of 43.1%. The decrease primarily was a result of weak overall demand on a year-over year basis for semiconductor related products. Although some strengthening has been experienced in semiconductor demand on a sequential basis during 2009 due to increases in end user production, shipment levels remain significantly below last year.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal nine-month period ended September 27, 2009 was $1,028.0 million, compared to $1,421.0 million for the same period in 2008, a decrease of 27.7%. The decrease was primarily due to lower sales volume and deflation in raw material, energy and transportation costs, partially offset by significantly lower factory leverage. In addition, cost of sales was favorably impacted by changes in foreign currency exchange rates.

Cost of sales, excluding depreciation, for our Silicones segment was $952.4 million, compared to $1,300.9 million for the same period in 2008, a decrease of 26.8%. The decline was primarily due to lower sales volume and lower raw material and energy related costs, partially offset by unfavorable factory leverage.

Cost of sales, excluding depreciation, for our Quartz segment was $75.6 million, compared to $120.1 million for the same period in 2008, a decrease of 37.1%. The decline was primarily due to lower sales volume and savings from restructuring and cost actions partially offset by unfavorable factory leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal nine-month period ended September 27, 2009 were $392.8 million, compared to $496.5 million for the same period in 2008, a decrease of 20.9%. The decrease was primarily due to management’s efforts to reduce operating expenses through productivity and cost reduction initiatives, including temporary pay and benefit reductions for our salaried workforce, lower depreciation and amortization expense, and favorable foreign currency exchange rates.

Research and Development Expenses. Research and development expenses in the fiscal nine-month period ended September 27, 2009 were $45.7 million, compared to $57.2 million for the same period in 2008, a decrease of 20.1%. The decrease was primarily due to timing of program expenditures related to new projects, efficiencies and other cost reduction initiatives.

Restructuring and Other Costs. Restructuring and other costs in the fiscal nine-month period ended September 27, 2009 were $24.9 million, compared to $22.6 million for the same period in 2008. For the fiscal nine-month period ended September 27, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $24.6 million and other costs of $0.3 million. Other costs of $0.3 million for the fiscal nine-month period ended September 27, 2009 included a one-time benefit reduction and wage tax credits of $5.4 million. For the fiscal nine-month period ended September 28, 2008, these costs were comprised of restructuring costs of $5.7 million and other costs of $16.9 million. See Note 2(c) to the condensed consolidate financial statements for additional disclosure.

Interest Expense, net. Interest expense, net in the fiscal nine-month period ended September 27, 2009 was $191.3 million, compared to $206.2 million for the same period in 2008, a decrease of 7.2%. The decrease was primarily due to overall lower interest rates on our variable-rate term loans and favorable foreign currency exchange rate fluctuations.

Other Income (Expense), net. Other Income, net in the fiscal nine-month period ended September 27, 2009 was $190.9 million, compared to other expense, net of $1.7 million for the same period in 2008. For the fiscal nine-month period ended September 27, 2009, other income, net included a gain on exchange of debt of $178.7 million. In addition, other income (expense), net also included a realized gain of $4.0 million and an unrealized gain of $6.0 million due to the settlement of our foreign currency forward contracts in March 2009. For the fiscal nine-month period ended September 28, 2008, other expense, net included a loss of $6.1 million offset by an unrealized gain of $2.9 million related to the foreign currency forward contracts.

Income taxes. The effective tax rate was -28.11% and –17.01% for the fiscal nine-month periods ended September 27, 2009 and September 28, 2008, respectively. The change in the effective tax rate in 2009 was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net loss attributable to Momentive Performance Materials Inc. Net loss in the fiscal nine-month period ended September 27, 2009 was $19.9 million, compared to a net loss of $129.9 million for the same period in 2008. The change in net loss was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal nine-month period ended
	September 27, 2009	September 28, 2008
	(dollars in millions)
Cash provided by operating activities	$15.2	79.9
Cash used in investing activities	(35.7)	(112.7)
Cash provided by financing activities	85.9	21.6

Increase (decrease) in cash and cash equivalents, before effect of exchange rate changes on cash	$65.4	(11.2)

Operating activities. Cash provided by operating activities was $15.2 million in the fiscal nine-month period ended September 27, 2009, compared to $79.9 million in the fiscal nine-month period ended September 28, 2008. Cash provided in operating activities in the fiscal nine-month period ended September 27, 2009 was primarily due to a decrease in inventory as a result of management efforts to reduce working capital requirements and an increase in accrued expenses, partially offset by a decline in operating income and decreases in accounts payable (primarily due to lower material purchases and capital projects during the first half of 2009). For 2009, we expect the following significant cash outflows related to operating activities: cash interest payments on our Second Lien Notes, Senior Notes, and Senior Subordinated Note due in the second quarter ($83 million) and fourth quarter ($86 million) of approximately $169 million in total, annual cash principal (due quarterly) and interest payments (due monthly) related to our variable rate term loans of approximately $9 million and $31 million (depending on interest rate and foreign exchange fluctuations), respectively, annual global pension fund contributions of approximately $16 million, and annual cash income tax payments estimated at $12 million. Cash provided by operating activities in the fiscal nine-month period ended September 28, 2008 was primarily due to increases in accrued expenses and increases in accounts payable as a result of extension in vendor payment terms and timing of payments, offset by a payment made to a related party and increases in accounts receivable as a result of price increases and higher non-U.S. sales.

Investing activities. Cash used in investing activities was $35.7 million in the fiscal nine-month period ended September 27, 2009, compared to $112.7 million in the fiscal nine-month period ended September 28, 2008. Cash used in investing activities in the fiscal nine-month period ended September 27, 2009 was primarily due to ongoing expenditures for environmental health and safety compliance and maintenance projects. During the fiscal nine-month period ended September 27, 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and reduced capital spending. Capital spending in 2009 is expected to be between $55 million and $60 million, excluding restructuring activities. Cash used in investing activities in the fiscal nine-month period ended September 28, 2008 was primarily due to capital expenditures related to the construction of a silicone finishing facility in Nantong, China which commenced limited operation in June 2008 and ongoing environmental, health and safety compliance and maintenance projects.

Financing activities. Cash provided by financing activities was $85.9 million in the fiscal nine-month period ended September 27, 2009, compared to $21.6 million in the fiscal nine-month period ended September 28, 2008. Cash provided by financing activities in the fiscal nine-month period ended September 27, 2009 was primarily due to an additional $100.0 million draw down under our revolving credit facility and $4.7 million borrowing by our subsidiary in India, partially offset by $6.7 million of debt issuance costs associated with the exchange of our debt, principal payments of $7.1 million and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China. Cash provided by financing activities in the fiscal nine-month period ended September 28, 2008 was primarily due to additional long-term borrowings of $38.6 million associated with the Nantong construction project, offset by $14.4 million of principal payments on our term loans under our senior credit facility and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under a senior secured credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service obligations.

We had $3,218.5 million of indebtedness (excluding short-term borrowings), at September 27, 2009. Accordingly, we have significant debt service obligations.

Our senior secured credit facility at September 27, 2009 consists of two variable-rate term loans in an aggregate principal amount of approximately $1,088.7 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.3 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were $250.0 million of borrowings outstanding under the revolving credit facility as of September 27, 2009. The outstanding letters of credit under the revolving credit facility at September 27, 2009 were $35.8 million, leaving unused borrowing capacity of $14.2 million. Outstanding letters of credit issued under the synthetic letter of credit facility at September 27, 2009 were $32.0 million, leaving unused capacity of $2.3 million. On October 23, 2009, we made a principal repayment of $75.0 million on our revolving credit facility.

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

As of September 27, 2009, we have outstanding $200.0 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), $716.6 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €245.2 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $192.6 million in aggregate principal amount of 10 1/8% / 10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $381.9 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second Lien Notes, Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are five separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

The Second Lien Notes are guaranteed on a senior secured basis by each of our U.S. subsidiaries that is a borrower or guarantor under our existing senior secured credit facility described below. The Second Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facility. The Second Lien Notes mature on June 15, 2014 and bear interest at a rate per annum of 12.5%, payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009.

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

The Senior Toggle Notes are unsecured senior obligations of the Company, which mature on December 1, 2014. The Senior Toggle Notes are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facility. Interest on the Senior Toggle Notes is payable semiannually on June 1 and December 1 of each year. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we are required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash Interest on the Senior Toggle Notes accrues at a rate of 10 1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/8% per annum. Prior to June 1, 2009, we made the permitted election under the indenture governing the Senior Toggle Notes to pay interest that is due on December 1, 2009 as PIK Interest. Previously, we also made this pay-in-kind election for the interest payments due on June 1, 2009 and December 1, 2008, thereby increasing the outstanding balance of the Senior Toggle Notes by $17.2 million and $16.3 million on such dates, respectively. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as elected during the immediately preceding interest rate period unless we make a new election prior to the beginning of the applicable interest period. Under the indenture for the Senior Toggle Notes, we are required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code. The payment of interest in the form of PIK Interest may result in us being required to redeem a portion of the Senior Toggle Notes pursuant to those provisions.

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

Our senior secured credit facility contains various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Second Lien Notes, Senior Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit agreement (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. This covenant, however, has been conditionally waived by the requisite revolving credit facility lenders for the fiscal three-month period ended September 27, 2009 and the fiscal three-month period ending December 31, 2009. See “Covenants under our Senior Secured Credit Facility and the Notes” below. In addition, our senior secured credit facility and notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to significant exceptions.

Our wholly-owned subsidiary, Momentive Performance Materials (Nantong) Co., Ltd. (“MPM Nantong”), also has borrowings of approximately $60.5 million outstanding (based on exchange rates as of September 27, 2009) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. On April 30, 2009, MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank. On June 3, 2009, MPM Nantong and the China Construction Bank entered into a Supplemental Agreement, which amended the loan agreement. Pursuant to the Supplemental Agreement, the parties (1) changed the first measurement date for the financial covenants under the loan agreement from December 31, 2008 to December 31, 2010 and (2) deferred principal repayments originally due on June 30, 2009 and December 31, 2009, aggregating to approximately $6.2 million (based on exchange rates at the time), until June 30, 2014, the final maturity date of the debt under the loan agreement. As a result, MPM Nantong is now in compliance with the terms of the loan agreement as amended by the Supplemental Agreement. Accordingly, all principal payments due under the loan from China Construction Bank are classified as long-term debt.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current assessment of the economic outlook for the next twelve months, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facility, will be adequate to meet our liquidity needs for the next twelve months.

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

Contractual Obligations

Information related to our contractual obligations at December 31, 2008 can be found in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Except for the private exchange offer disclosed in Note 6 to the condensed consolidated financial statements, there have been no material changes in our contractual obligations to our previous disclosures made on this matter.

Effect of Inflation

Inflation in general did not negatively impact our operating results during the fiscal three-month period ended September 27, 2009 compared to the same period in 2008. We cannot assure investors, however, that we will not be affected by inflation in the future. While we have been able to partially or completely offset inflation by increasing selling prices and implementing cost reduction actions in the past, we cannot assure investors that we will be able to do so in the future.

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

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facility) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. On September 22, 2009, we entered into a Limited Waiver and Amendment (the “Waiver and Amendment”) with respect to the credit agreement governing our senior secured credit facility. Pursuant to the Waiver and Amendment, in return for certain consideration, the requisite revolving credit facility lenders conditionally waived our compliance with the senior secured leverage ratio maintenance covenant set forth in the credit agreement for the fiscal three-month period ended September 27, 2009 and the fiscal three-month period ending December 31, 2009. For additional information regarding the Waiver and Amendment, see Note 6 (Indebtedness) to our condensed consolidated financial statements. On September 27, 2009, we were in compliance with the senior secured leverage ratio maintenance covenant (irrespective of the Waiver and Amendment), the other covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes.

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

The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA (as calculated under our credit agreement and indentures) for the periods presented:

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.	$(25.9)	(34.9)	(19.9)	(129.9)
Gain on exchange of debt	—	—	(178.7)	—
Interest expense, net	66.4	68.6	191.3	206.2
Income taxes	3.9	(4.4)	4.3	19.0
Depreciation and amortization	46.4	63.0	142.6	178.4

EBITDA	90.8	92.3	139.6	273.7

Net income (loss) attributable to the noncontrolling interest(a)	0.7	0.1	0.2	(0.3)
Restructuring and non-recurring(b)	3.4	11.5	24.9	21.8
Cost Savings and Inventory Optimization(c)	4.9	9.5	24.0	40.5
Non cash and purchase accounting effects(d)	(5.2)	1.6	(10.0)	(2.9)
Management fee and other(e)	(1.1)	1.0	(0.9)	5.3

Adjusted EBITDA	$93.5	116.0	177.8	338.1

Total Senior Secured Net Debt	$944.4
Senior Secured Leverage Ratio for the twelve-month period ended September 27, 2009	4.09
Adjusted EBITDA for the twelve-month period ended September 27, 2009	231.0

(a)	Reflects the elimination of minority interests resulting from the Shenzhen joint venture.
(b)	Relates primarily to restructuring and non-recurring costs.
(c)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management, including headcount reductions, indirect cost savings, and inventory optimization programs. For the fiscal three-month periods ended September 27, 2009 and September 28, 2008, estimated cost savings includes facility rationalizations and headcount reductions.
(d)	Non-cash items include the effects of (i) stock-based compensation expense, (ii) purchase accounting, (iii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iv) unrealized natural gas derivative gains or losses, and (v) reserve changes and impairment charges. For the fiscal three-month period ended September 27, 2009, non-cash items include: (i) stock-based compensation expense of $0.2, (ii) unrealized foreign currency exchange gain of $4.7, and (iii) unrealized gain on natural gas hedges of $0.7. For the fiscal three-month period ended September 28, 2008, non-cash items include: stock-based compensation expense of $0.3; (ii) unrealized gain of $11.3 on foreign currency forward contracts and unrealized foreign currency exchange loss of $12.6.
(e)	Management Fees and Other include (i) management and other fees to Apollo and affiliates, (ii) transition service agreements with General Electric, and (iii) the exclusion of our unrestricted subsidiary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Information regarding our market risk as of December 31, 2008 was provided in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such disclosure.

Item 4.	Controls and Procedures.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material changes to our previous disclosures on this matter.

Item 1A.	Risk Factors.

Other than the risk factor below which has been restated, there have been no material changes to our previous disclosures on this matter.

An event of default under our senior secured credit facility may adversely affect our business, results of operations and financial condition.

At any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, the agreement governing our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facility) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. At September 27, 2009, we had a senior secured leverage ratio of 4.09 to 1. On September 22, 2009, we entered into a Limited Waiver and Amendment (the “Waiver and Amendment”) with respect to the credit agreement governing our senior secured credit facility. Pursuant to the Waiver and Amendment, in return for certain consideration, the requisite revolving credit facility lenders conditionally waived our compliance with the senior secured leverage ratio maintenance covenant set forth in the credit agreement for the fiscal three-month period ended September 27, 2009 and the fiscal three-month period ending December 31, 2009. However, we are required to comply with the senior secured leverage ratio maintenance covenant set forth in the credit agreement beginning with the fiscal quarter ending March 28, 2010 and depending upon whether business conditions deteriorate, we may not comply with our senior secured leverage ratio covenant for such future quarters. If business conditions deteriorate in fiscal 2010 and therefore we are at risk of failing to comply with our senior secured leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with this covenant, but there can be no assurance that any such measures will be successful or will be sufficient to maintain compliance with our senior secured leverage ratio covenant.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

10.21	Limited Waiver and Amendment to Credit Agreement, dated as of September 22, 2009 by Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, each Subsidiary Loan Party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as exhibit 10.1 to our Form 8-K, filed on September 24, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2009

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ JONATHAN D. RICH
Jonathan D. Rich Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JONATHAN D. RICH Jonathan D. Rich	Chief Executive Officer, President and Director (Principal Executive Officer)	November 10, 2009

/s/ ANTHONY S. COLATRELLA Anthony S. Colatrella	Chief Financial Officer (Principal Financial Officer)	November 10, 2009

/s/ WILLIAM L. TORRENCE William L. Torrence	Controller (Principal Accounting Officer)	November 10, 2009