Form 10-K
period 2009-12-31
Momentive Performance Materials Inc.
filed 2010-03-08
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on March 5, 2010 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

PART I

Forward-Looking and Cautionary Statements

Unless otherwise noted, the terms “Momentive” or the “Company” refer to Momentive Performance Materials Inc. The terms “we,” “us,” and “our,” refer collectively to Momentive Performance Materials Inc., and its subsidiaries and the term “Momentive Group” refers collectively to Momentive’s parent company, Momentive Performance Materials Holdings Inc. (“Holdings”) and its subsidiaries, in each case after giving effect to the consummation of the Transactions (as defined below). References to the “Acquisition” refer to the acquisition of certain assets, subsidiaries and liabilities of GE Advanced Materials, an operating unit within the Industrial Segment of General Electric Company (“GE”), by the Momentive Group on December 3, 2006, pursuant to the terms of the Stock and Asset Purchase Agreement between Holdings and GE dated as of September 14, 2006. References to the “Business” refer to the assets, subsidiaries and liabilities of GE Advanced Materials, acquired in the Acquisition and references to the “Transactions” refer to the Acquisition and the financing transactions related thereto. The consolidated and combined financial statements and accompanying notes contained herein present the historical operating periods prior to our ownership of the Business (the “Predecessor”) for the year ended December 31, 2005 and for the period from January 1, 2006 to December 3, 2006; and the financial information as of December 31, 2006 and for the period from December 4, 2006 to December 31, 2006, the financial information as of December 31, 2007, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009 of our Company (the “Successor”).

Certain statements in this report, including, without limitation, statements made under the caption “Business” are forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations in operating our business contained in the documents governing our indebtedness, including the restrictive covenants therein; the recent global financial crisis and recession; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong. See Item 1A, “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

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

We are one of two producers in the silicones market with global production capacity. As of December 31, 2009, we had 25 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this worldwide network of production facilities, we serve more than 11,800 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L’Oreal, BASF, The Home Depot and Lowe’s.

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

•

Customer Diversification. We have a diverse customer base of more than 11,800 customers between our Silicones and Quartz businesses and are well balanced across multiple geographies. In 2009, our top 20 customers accounted for less than 18% of our total revenues, and no single customer accounted for more than 3% of our total revenues. We have maintained long-standing relationships with many of our customers.

•

Geographic Diversification. We have a global sales presence, with approximately 37%, 33% and 30% of our 2009 revenues generated in the Americas, Europe and Asia, respectively, compared to 36%, 35% and 29% in 2008.

Global Infrastructure. We are a global company with significant manufacturing capacity in each of the Americas, Europe and Asia. We have 25 production facilities located around the world, R&D centers on three continents and sales to customers in over 100 countries. The Silicones business has three siloxane production facilities located in Waterford, New York, Ohta, Japan and Leverkusen, Germany and two silanes production facilities in Sisterville, West Virginia and Termoli, Italy. The Quartz production sites are located in Ohio, U.S., Geesthacht, Germany, Kozuki, Japan and in Wuxi, China.

We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships.

Attractive Intermediate Position. We maintain our own manufacturing capacity sufficient to meet our current requirements for siloxane, the key intermediate required to produce silicones, and source a portion of our requirements through long-term and/or supply agreements. We believe this combination of siloxane supply, along with our ability to purchase siloxane from other suppliers when pricing is advantageous, reduces our overall cost structure and strengthens our overall competitiveness.

Leading Fused Quartz and Specialty Ceramics Producer. We are a global leader in the fused quartz and ceramics product markets in which we compete. In particular, we are the largest manufacturer of quartz products for the semiconductor end-market and the second largest manufacturer of quartz products for fiber optics. Our leadership position and profitability are driven by several factors, including strong customer relationships and the precise quality and purity specifications of our products. Additionally, we believe we are a leader in several ceramic materials end-markets, including cosmetic additives.

Strong and Experienced Management Team. We are run by a strong management team led by President and Chief Executive Officer Dr. Jonathan Rich and Chief Financial Officer Anthony Colatrella. Since joining the business in June 2007, Dr. Rich has been leading our efforts in improving the service and quality of the business and its products. Dr. Rich began his career at GE in 1982 as a research chemist with Corporate R&D and progressed through a series of management positions at GE and thereafter at Goodyear before returning to the Company. Mr. Colatrella has held senior financial and operating positions in various companies, including at Verizon Corporation (formerly GTE Corporation), United Technologies Corporation and Scotts Miracle-Gro Company, and served as Vice President and Chief Financial Officer of Paxar Corporation from 2005 to 2007.

Our Strategy

We are focused on increasing cash flow and augmenting growth through the following strategies:

Increase Shift to High-Margin Specialty Products. We plan to continue to utilize our global platform and research and development application capabilities to develop new silicone specialty products. We believe that our focus on sales and research will foster future growth.

Expand Global Reach and Presence in Faster Growing Regions. The Silicones division’s most significant growth opportunity is in emerging countries, most notably China. At the end of the second quarter of 2008, our 18,000 metric-ton capacity silicone finishing plant in Nantong, China commenced operations. This facility complements our current presence in the region and is expected to generate further growth in China. The new plant produces materials for the electronics, furniture, textiles, bedding, adhesives, personal care, agriculture and healthcare end markets, making us one of the first silicone producers with a large presence in the Chinese specialty silicones end-market. Additionally, in April 2007, we entered into a joint venture for the construction and operation of a new siloxane manufacturing facility in Jiande, China, which we expect to commence operations in 2010.

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

Implement Strategic Cost and Working Capital Reduction Initiatives to Drive Free Cash Flow. We have completed and are currently implementing a number of projects aimed at increasing our margins through cost reduction and efficiency improvements. The programs started in 2009 are expected to achieve annualized cost savings of approximately $65 million when completed, of which approximately $43 million was achieved in 2009. These program savings were primarily in selling, general and administrative expenses, indirect expenses, material productivity and facility rationalization. In 2009, we also instituted temporary pay and benefit reductions for our salaried workforce, which yielded $15 million and $4 million of savings, respectively. (Pay levels, however, have been restored effective the first pay period in 2010). In addition, we have achieved significant reductions of operating working capital (trade receivables plus inventories less trade payables) in 2009 of approximately $10 million, for a total of approximately $300 million since the acquisition. We expect to continue to focus on working capital reductions in 2010.

The Acquisition and Exchange Offers

Momentive Performance Materials Inc. was incorporated in Delaware on September 6, 2006. Prior to November 21, 2006, Momentive Performance Materials Inc. was known as Nautilus Holdings Intermediate Corp. On December 3, 2006, the Momentive Group acquired GE Advanced Materials, an operating unit within the Industrial Segment of GE, pursuant to the terms of the Stock and Asset Purchase Agreement between Holdings and GE dated as of September 14, 2006. The purchase price for GE Advanced Materials was approximately $3.78 billion, including certain purchase price adjustments paid in August 2007. The purchase price consisted of cash and the issuance to GE of (i) 10% of the common equity of our parent company, Holdings; (ii) warrants to acquire an additional 3% of Holdings common equity; (iii) a senior discount note with a stated principal amount of $400 million and (iv) a purchase price adjustment, linked to working capital, equal to approximately $62.0 million paid in August 2007.

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

In January 2008, we consummated an exchange offer whereby we exchanged the original notes for an equal principal amount of senior notes, senior toggle notes, Euro senior notes and senior subordinated notes registered under the Securities Act of 1933, as amended (collectively, the “notes”). These notes are substantially identical to the original notes, except that the notes are not subject to transfer restrictions or entitled to registration rights.

On June 15, 2009, we completed private exchange offers to exchange $200 million aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes (the “Second Lien Notes”) due 2014 for certain of our outstanding unsecured notes. The purpose of the exchange offers was to reduce the outstanding principal amount of our debt. Apollo participated in these exchange offers on the same terms, including the exchange ratios and proration, as other parties. Apollo representatives on the Board of Directors of Holdings and the Company participated in the decision to undertake the transaction.

For comparison purposes, the financial information for the years ended December 31, 2009, 2008 and 2007 are presented on a consolidated basis, the year ended December 31, 2006 is presented on a combined basis, consisting of the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006, and the year ended December 31, 2005 consists of the historical financial information of our predecessor. We use different bases and accounting methods than our predecessor.

Our Business Segments

Silicones

We are one of the world’s largest producers of silicones and silicone derivatives, manufacturing a wide range of high-performing elastomers, engineered materials and fluids. Product families within our silicones business include fluids (textiles, personal care, home care, agriculture and oil and gas applications), silanes and resins (tires, additives for coatings, masonry water repellents and protective coatings for plastics and rubber), elastomers (healthcare and automotive applications), intermediates, engineered materials (adhesives and sealants), urethane additives (polyurethane foam additives) and general consumer sealants and adhesives. Silicones are used in product formulations primarily due to two distinguishing factors: (1) their high degree of inertness (i.e., resistance to heat, electricity and chemical reactions); and (2) their ability during manufacturing to greatly modify their viscosity, enabling production of end-products with a significant variation in levels of lubricity or adhesion. Silicones are developed using separate finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.

Silicones comprises of both specialty and core products. Core products consist of a variety of elastomers, fluids and silanes that have more standardized specifications than our specialty products. These products are often sold to other silicone formulators, who upgrade them through further processing or mixing with other materials. Core products are sold to virtually every silicone and silane end-market, including personal care, construction, automotive, cable and wire and electronic end-markets. Core products require lower sales force dedication, less application development and minimum technology investment as compared to our specialty products. Core products represented approximately 27% of Silicones revenues for the fiscal year ended December 31, 2009 compared to 30% in 2008.

For the fiscal year ended December 31, 2009, our Silicones division generated revenues of $1,912.9 million compared to $2,383.3 million and $2,264.3 million for the fiscal years ended December 31, 2008 and 2007, respectively.

Product Portfolio

Our silicones product portfolio consists primarily of the segments set forth below. Our product classifications were modified in 2009 and, as a result, the percentage of revenues generated by each product segment has been adjusted accordingly.

•

Fluids. Fluids products are dimethyl fluids and volatile silicones, organomodified fluids, co-polymers, elastomers and gel networks, high-performance antifoams and emulsions. Silicone fluids exhibit low surface tension, excellent gloss, excellent sensory, softening and conditioning properties, good thermal stability and excellent viscosity over a wide temperature range, which permits usage in a number of applications. Fluids are used primarily in the personal care, home care and auto care, textiles, oil and gas, industrial and agriculture end-markets and are sold under the Element 14, Magnasoft, Sagtex, Sag, Formasil, Silwet, Silshine, Silsoft, Tospearl, Silform and Velvesil brands. Fluids products represented approximately 28% of Silicones revenues for the fiscal year ended December 31, 2009 compared to approximately 27% in 2008.

•

Silanes and Resins. Silane and resin products are primarily used as components in a variety of specialty applications where improved performance is desired. Resins are used as binders in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally focused on situations where required performance characteristics, such as paintability, high-temperature or harsh environmental resistance, are beyond the scope of traditional materials. Our Tospearl resins are also used as light diffusion aids in LCD/LED screens, lighting and as slip agents in plastic packaging materials and paints & coatings. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. Silane and resin products are sold into a diverse range of end-markets, including aerospace, construction, coatings and inks, paint, adhesives, electronics, motor vehicles, sealants, rubber and plastics. We sell silane and specialty resins brands including: Silblock, A-Link,Wetlink, Silquest, NXT, Pearlene, SPUR, Tospearl and CoatOSil. Silane and resin products represented approximately 12% of Silicones revenues for the fiscal year ended December 31, 2009 compared to 13% in 2008.

•

Intermediates. Intermediate products are a broad set of Siloxane, Silane, and by-product materials produced in chemical operation and primarily used as inputs for other product portfolios. Intermediate products represented approximately 2% of Silicones revenues for the fiscal years ended December 31, 2009 and 2008, respectively.

•

Elastomers. Silicone elastomers are blends of silicone polymers and various fillers and include solid and liquid elastomers. Favorable performance characteristics include a broad temperature range, excellent resistance to weathering, low toxicity, good electrical insulation properties and acoustical damping qualities. Silicone elastomers are used in the production of a variety of products, including gaskets, seals, hoses and tubing, as well as numerous consumer items. Elastomers products are used primarily in the healthcare, consumer products, energy and automotive end-markets and are sold under the Tufel, Ultra Tufel, Silplus, LSR / LIM, Silopren, and Addisil brand names. Elastomers products represented approximately 18% of Silicones revenues for the fiscal year ended December 31, 2009 compared to 21% in 2008.

•

Engineered Materials. Engineered Materials consists of two product groups, Specialty Coating and RTV (Room Temperature Vulcanization) products. Specialty coatings products are fully formulated solutions designed to enhance performance and drive productivity in various applications. Performance attributes include high-temperature resistance, abrasion resistance, pressure sensitive adhesion or release and weatherability. Coatings products are sold into a diverse range of end-markets, including construction, tape and label, adhesives, electronics and automotive. Specialty coatings brands include SilForce, Silgrip, Silblock, Baysilone, and Anchorsil. RTV products consist of highly engineered gels, greases, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include the TSE, SilCool, InvisiSil and SnapSil brand names. Engineered material products represented approximately 14% of Silicones revenues for the fiscal year ended December 31, 2009 compared to 13% in 2008.

•

Urethane Additives. Urethane Additive’s products include silicone surfactants, tertiary amine catalysts and a number of process modifiers. UA products are used for cell stabilization, blow and gel catalysis and improving certain physical properties of polyurethane foam. Applications include furniture, bedding, auto interior, appliances, construction and footwear.Urethane additive products are sold under the Niax brand. Urethane additive products represented approximately 11% of Silicones revenues for the fiscal year ended December 31, 2009 compared to 10% in 2008.

•

Consumer Sealants and Adhesives. We manufacture, market and sell GE-branded sealants, adhesives, foams and glues into the home improvement, mass merchant, and construction distribution channels. Among the channels of distribution are North America’s three largest retailers. The consumer line features premium waterproof 100 percent silicone and paintable waterproof silicone caulk for use in a range of applications, enabling homeowners and professional to complete almost any sealing project on the interior or exterior of the home. GE acrylic caulk is available for general-purpose painting. Used in new and remedial applications for large-scale commercial building projects, the construction line includes an extensive range of silicone products. The business has an exclusive royalty-free right to use the GE brand for these products through December 3, 2013, with a five-year renewal option that would require payment of royalties. Our consumer sealants and adhesives products are also sold under the Lighthouse and VIP brands and various private labels for a number of hardware and paint retailers. Consumer sealant and adhesive products represented approximately 15% of Silicones revenues for the fiscal year ended December 31, 2009 compared to 14% in 2008.

End-Markets and Applications. The physical properties of silicones, such as weather-ability, longevity and tolerance to a wide temperature range, make them versatile products with broad commercial applications. In the building and construction industry, silicone sealants and caulks are used to seal expansion and control joints in pre-cast exterior concrete panels and metal curtain walls, as well as in siding, window and door perimeters. In the transportation industry, silicones are used in a variety of original equipment manufacturer and aftermarket applications. In the electronics industry, silicones’ tolerance to high temperatures give them a considerable advantage relative to other, traditional materials in a variety of computers and electronics manufacturing applications. In the personal care industry, silicones are used in consumer goods such as hair care and shaving products, antiperspirants and deodorants, cosmetics and shower and bath products. In the healthcare industry, silicones are used in medical equipment, as well as in surgeries and other general medical procedures. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are less vulnerable to economic cycles but also allows us to explore new applications for our products in high-growth industries.

Customers. Our Silicones division had sales to more than 10,500 different customers in 2009 in a variety of industries. In 2009, our top 20 customers accounted for less than 20% of our total revenues in the Silicones division, and no single customer accounted for more than 3% of total revenues in the Silicones division. We have maintained long-standing relationships with many of our customers. For example, we have served one of our largest customers, The Home Depot, Inc., for over 20 years.

Key Raw Materials.

•

Silicon Metal. Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include Becancour, Globe, Elkem Norway, Liasa, Itochu and other smaller vendors located around the world. We currently purchase silicon metal under one-year or short-term fixed-price contracts and in the spot market.

•

Siloxane. Siloxane is a key intermediate required to produce the silicones polymer. We produce siloxane for our internal use in Waterford, New York; Leverkusen, Germany and Ohta, Japan. We maintain our own manufacturing capacity sufficient to meet our current siloxane requirement and purchase a portion of our requirements under an existing off-take agreement with Asia Silicones Monomer Limited (“ASM”) at a cost-plus pricing formula. In addition, from time to time, we enter into supply agreements with third parties to take advantage of favorable pricing and minimize our cost. In connection with the Acquisition, Holdings and our subsidiary, Momentive Performance Materials (Thailand) Ltd., formerly known as GE Toshiba Silicones Thailand Ltd., entered into a 20-year supply arrangement with GE and GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., to obtain a supply of siloxane from ASM or an alternative source in certain circumstances. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

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

Our Quartz division’s products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from microchip makers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 52% of our Quartz division’s revenue for the fiscal year ended December 31, 2009 compared to 59% for 2008 and 60% in 2007. For the fiscal year ended December 31, 2009, our Quartz division generated revenues of $170.6 million compared to $255.9 million and $273.5 million for the fiscal years ended December 31, 2008 and 2007, respectively.

Customers. Our Quartz division had sales to over 1,300 different customers in 2009 in a variety of industries. In 2009, our top 20 customers accounted for 58% of total revenues of the Quartz division, and the largest customer accounted for approximately 7% of total revenues of the Quartz division.

Raw Materials. Naturally occurring quartz sand is the key raw material for fused quartz products. The natural quartz sand market is dominated by the Unimin Corporation, which owns the Harris and Hawkins District mine in North Carolina. This is substantially the only mine in the world currently identified as having the high quality quartz sand required for semiconductor quartz fabrication and is believed to maintain approximately 20 years of proven reserves. We have entered into a contract with Unimin, which expires at the end of 2010.

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

Intellectual Property

We own or have licenses to use a large number of patents relating to our products and processes. We currently have the right to utilize approximately 800 active patents in the United States, approximately 2,400 active patents in the other countries of the world and approximately 2,400 pending patent applications worldwide. While the remaining durations of these patents range from less than one year to almost twenty years, the portion of the portfolio dealing with our new products comprises patents with durations of fourteen to twenty years. We also have the right to utilize approximately 100 registered U.S. trademarks protecting our products, with counterpart registrations in commercially significant non-U.S. countries. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademark applications and trademarks relating to our Velvesil, Silwet, Silsoft, Spur, and NXT brands, technologies and products are considered material to our business. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

Governmental Regulation and Environment

Our operations are subject to extensive legal requirements intended to protect human health and the environment. These requirements govern, among other things, air emissions, wastewater discharges, waste disposal, health and safety of employees, and the use, management, and transportation of hazardous chemicals. In addition, some countries in which we sell products have regulations governing the registration and sale of chemical products, including products that we sell. Government agencies responsible for such regulations periodically revise these regulations and also enact new requirements. Revised and/or new requirements enacted in the future may require us to incur additional capital costs and/or operating expenses. New requirements could also result in increases in the cost of products and services that we purchase from others. Finally, such new or revised requirements may adversely impact our ability to sell our products in certain countries.

Financial Information for Segments and Geographical Areas

For information regarding revenues from external customers, measures of profit or loss and total assets by segment and revenues from external customers and net long-lived assets by geographic area, see Note 17 to our Consolidated Financial Statements.

Research and Development

Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and outside testing services, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2009, 2008 and 2007, we spent $62.8 million, $75.7 million and $78.6 million, respectively, on research and development. These annual research and development expenditures equaled approximately 3% of the revenues in such year.

Seasonality

We do not experience significant seasonality of demand, although sales are generally slightly higher during the second and fourth quarters due to increased industrial activity.

Backlog

Due to the relatively small backlog of orders, we do not believe information on backlog is material to an understanding of our business.

Employees

As of December 31, 2009, we had 4,520 employees. Approximately 50% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements.

****

Our headquarters is located at 22 Corporate Woods Blvd., Albany, New York 12211 and our general telephone number is (518) 533-4600. We maintain an Internet site at http://www.momentive.com. Our website address is provided as an inactive textual reference. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report.

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

We have a substantial amount of indebtedness. As of December 31, 2009, we had $3,053.5 million of outstanding total indebtedness (including payments due within the next twelve months). Based on the amount of indebtedness outstanding at December 31, 2009, our annualized cash interest expense is approximately $218.3 million based on interest rates at December 31, 2009, of which $183.2 million represents cash interest expense on fixed-rate obligations (including variable rate debt subject to interest rate swap agreements and our 10 1/8%/10 7/ 8% Senior Toggle Notes due 2014 except for the payment due on June 1, 2010, which we have committed to pay in kind). Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us;

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

If we do not have sufficient earnings or cash flows, we may be required to refinance all or part of our existing debt, sell assets, borrow money or sell securities, none of which we can guarantee we will be able to do.

Despite our substantial indebtedness, we may still be able to incur significant additional indebtedness. This could intensify the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

Restrictive covenants under our senior secured credit facility and indentures may adversely affect our operations.

The credit agreement governing our senior secured credit facility and the indentures governing our existing notes contain, and any future indebtedness we incur would likely contain, a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, among other things:

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

At any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, the agreement governing our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. At December 31, 2009, we had a Senior Secured Leverage Ratio of 3.40 to 1. On September 22, 2009, we entered into a Limited Waiver and Amendment (the “Waiver and Amendment”) with respect to the credit agreement. Pursuant to the Waiver and Amendment, in return for certain consideration, the requisite revolving credit facility lenders conditionally waived our compliance with the Senior Secured Leverage Ratio maintenance covenant set forth in the credit agreement for the fiscal three-month period ended September 27, 2009 and the fiscal three-month period ending December 31, 2009. However, we are required to comply with the Senior Secured Leverage Ratio maintenance covenant set forth in the credit agreement beginning with the fiscal three-month period ending March 28, 2010, and depending upon whether business conditions deteriorate, we may not comply with our Senior Secured Leverage Ratio covenant for such future periods. If business conditions deteriorate in fiscal 2010 and therefore we are at risk of failing to comply with our Senior Secured Leverage Ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with this covenant, but there can be no assurance that any such measures will be successful or will be sufficient to maintain compliance with our Senior Secured Leverage Ratio covenant.

A failure to comply with the covenants contained in our senior secured credit facility, the indentures governing the notes or our other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

In particular, a breach of our Senior Secured Leverage Ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the credit agreement, Holdings has the right but not the obligation to cure such default through the purchase of additional equity in the Company in up to three of any four consecutive quarters. If a breach of the Senior Secured Leverage Ratio covenant is not cured or waived, or if any other event of default under our senior secured credit facilities occurs, the lenders under the credit agreement:

•	would not be required to lend any additional amounts to us;

•

could elect to declare all borrowings outstanding under the revolving credit facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

•

could elect to declare all borrowings outstanding under the term loan facilities, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued under the synthetic letter of credit facility (provided that, if triggered by a breach of the Senior Secured Leverage Ratio covenant, certain other conditions are met); and/or

•	could require us to apply all of our available cash to repay these borrowings;

any or all of which could result in an event of default under the notes.

If the indebtedness under our senior secured credit facilities or our existing notes were to be accelerated after an event of default, our assets may not be sufficient to repay such indebtedness in full and our lenders could foreclose on our pledged assets. Under these circumstances, we cannot give assurance that a refinancing would be possible or that any additional financing could be obtained on acceptable terms, or at all, and we may be forced to explore a restructuring.

Recent weak economic conditions have negatively affected and could continue to negatively affect our business, results of operations and financial condition.

Recent weak economic conditions have negatively affected and could continue to negatively affect our business in a number of ways, including, but not limited to, the following:

•

reduced demand in key customer segments, such as automotive, building, construction and electronics, compared to prior years. Such declines have significantly reduced our orders and revenue in 2009 compared to 2008;

•	payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain credit to finance purchases of our products;

•	insolvency of suppliers resulting in product delays;

•	more onerous credit and commercial terms from our suppliers; and

•

delays in accessing our current senior secured credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and an inability of one or more of the financial institutions included in our syndicated revolving credit facility to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Business conditions may deteriorate in 2010 and beyond. Any further deterioration of economic conditions would likely exacerbate the negative effects described above and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition.

Changes in pricing or supply of silicon metal may adversely affect the results of our operations.

Our Silicones business is highly dependent upon access to silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. There are only two significant silicon metal suppliers in North America. Silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the United States Department of Commerce and the International Trade Commission against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. We cannot predict whether additional restrictions may be imposed in the future in these or other jurisdictions, which may result in reduced supply of silicon metal or further increases in silicon metal prices. We currently purchase silicon metal under one-year or short-term fixed-price contracts and in the spot market. We cannot assure investors that we will be able to purchase sufficient quantities in the spot market on commercially acceptable terms or renew our current contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of silicon metal, the loss of a key source of supply or any delay in the supply of silicon metal could result in a material adverse effect on our business. See “—Recent or new regulations may increase our compliance costs and reduce our ability to compete in certain markets.”

Changes in the pricing, supply or regulation of intermediates, such as siloxane, may adversely affect the results of our operations.

Our Silicones business relies heavily on siloxane as an intermediate product. We maintain our own manufacturing capacity sufficient to meet our current siloxane requirements and purchase a portion of our requirements from Asia Silicones Monomer Limited (“ASM”) under a favorable existing off-take agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. If we were unable to produce siloxane as expected, if ASM, General Electric Company or GE Monomer (Holdings) Pte. Ltd. (formerly GETOS Singapore Pte. Ltd.) fail to perform under our off-take or long-term supply agreements to provide us with siloxane in Asia, or if other suppliers were to terminate or fail to perform under our other supply agreements, our results of operations could be adversely affected. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006, the Ministry of Commerce of the People’s Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. In late May 2009, China’s Ministry of Commerce also concluded an anti-dumping investigation of siloxane manufacturers in Thailand and Korea, which resulted in an imposition of a 5.4% duty against our supplier, ASM, in Thailand, a 21.8% duty against other Thailand companies and a 25.1% duty against Korean companies. We cannot predict any future actions by China’s Ministry of Commerce or other government or regulatory bodies that may reduce the supply of siloxane or increase our costs, which may adversely affect the results of our operations.

A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings.

Standard & Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings on the Company and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put us on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings.

Our Quartz division is dependent upon a particular type of sand currently available from a single source.

Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from one supplier, Unimin Corporation. We have entered into a contract with Unimin, which provides for sufficient sand to continue production and growth through the end of 2010. The price we pay for quartz sand under this contract generally increases on a yearly basis. We cannot assure investors that we will be able to renew this contract on reasonable terms or at all. If Unimin breaches its supply contract with us, we would not be able to produce quartz on a cost-effective basis or at all, and our business could suffer a material adverse effect.

Any rise in energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.

Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. The costs of these resources can vary widely and unpredictably. Our energy costs represented approximately 8% of our total cost of sales for the fiscal years ended December 31, 2009, 2008 and 2007 respectively. Energy costs have fluctuated greatly over the past several years due to volatility in the prices of oil and natural gas. For example, operating expenses increased in 2008 and 2007 due to the increase in energy costs. Although our energy costs have declined in 2009 compared to 2008, our operating expenses will increase if there is inflation in energy prices. Increased energy prices may also result in greater costs for our raw materials. If we cannot pass these costs through to our customers, our profitability may decline. In addition, any rise in energy prices may also negatively affect our customers and the demand for our products.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior secured credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming the amount of our variable rate indebtedness outstanding as of December 31, 2009 remains the same after taking into consideration the interest rate swap we entered into on March 10, 2008 (whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185 million), an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $11.8 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

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

Some of our operations are located in regions with particular exposure to storms, floods, riots, fires, sabotage, terrorism, civil commotion or civil unrest, interference by civil or military authorities, acts of war (declared or undeclared) or armed hostilities or other national or international calamity, or failure of energy sources. Production efficiency prevents us from relocating such operations and, as a result, any of the aforementioned occurrences could materially adversely affect our business.

In addition, intellectual property rights may be more difficult to enforce in non-U.S. countries.

Our overall success as a global business depends, in part, upon our ability to succeed under different economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to foreign currency risk.

In 2009, approximately 68% of our revenues originated outside the United States, compared to 69% in 2008. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.

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

We may, from time to time, enter into various hedging and other programs to protect against adverse changes in the non-U.S. exchange markets and attempt to minimize potential adverse effects. We cannot ensure that these programs will be successful in protecting against these risks. Our results of operations could be materially adversely affected if the U.S. dollar strengthens against non-U.S. currencies and our protective strategies are not successful. Likewise, a strengthening dollar provides opportunities to source raw materials more cheaply from foreign countries.

Our Stockholders control us and may have conflicts of interest with our investors or us in the future.

Our Stockholders, together with our management, beneficially own substantially all of the common equity of Holdings, which owns 100% of our common equity. As a result, our Stockholders control our ability to enter into any corporate transaction and can prevent any transaction that requires the approval of equity holders, regardless of whether the holders of our debt believe that any such transactions are beneficial to their interests. For example, our Stockholders could cause us to make acquisitions that increase the amount of indebtedness or to sell revenue-generating assets, impairing our ability to make payments under our indebtedness. Additionally, Apollo is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Our Stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as our Stockholders continue to own a significant amount of the equity of Holdings, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions. Because our equity securities are not and will not be registered under the securities laws of the United States or in any other jurisdiction and are not listed on any U.S. securities exchange, we are not subject to certain of the corporate governance requirements of U.S. securities authorities or to any corporate governance requirements of any U.S. securities exchanges.

We may be required to expend greater time and expense than other companies in dealing with our employees, some of whom are unionized, represented by works councils or subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2009, approximately 50% of our employees were unionized or represented by works councils that have collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. These employment rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. While we believe that we maintain good relationships with our employees and their representatives, a significant dispute could divert management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, if our unionized employees were to engage in a strike or other work stoppage, or if the unfair labor practice charges brought against us by one of our labor unions are ultimately resolved against us, our business and operating results could be materially adversely affected.

We cannot assure investors that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. A majority of the manufacturing personnel at our Waterford, New York; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in June 2010, July 2010 and June 2010, respectively. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations. In addition, in January and November 2009, IUE-CWA Local 81359, located at our Waterford, NY facility, filed a variety of unfair labor practice charges against us with the National Labor Relations Board (“NLRB”), arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, NY facility in January 2009. On January 21, 2010, the NLRB filed a complaint against the Company relating to a portion of these charges. The relief sought includes, among other things, reinstatement of our prior wage structure, job classifications and overtime procedures and reimbursement for the wage cuts instituted in January 2009, plus interest for affected employees. A hearing before an administrative law judge is currently scheduled for April 5, 2010. While the Company plans to vigorously defend against these charges, the outcome of this litigation could result in higher labor costs or in our unionized workers engaging in a strike or other work stoppage causing disruption at the facility, all of which could have a material adverse effect on our business, financial position and results of operations.

Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have an adverse effect on our competitive position.

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

Although we have numerous issued and pending U.S. and non-U.S. patents, these patents, issued or pending, may not provide us with any competitive advantage and could be challenged by third parties. Our inability to secure issuance of our pending patent applications may limit our ability to protect the intellectual property rights these pending patent applications were intended to cover. Our competitors may attempt to design around our patents to avoid liability for infringement and, if successful, our competitors could adversely affect our market share. Moreover, the expiration of our patents may lead to increased competition.

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

Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including exposure to hazardous substances, pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally, some of our operations, such as those in Antwerp, Belgium; Bergen Op Zoom, The Netherlands; Leverkusen, Germany; Shanghai, China; and Map Ta Phut, Thailand, are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a loss of the use of all or a portion of one of our key manufacturing facilities due to any such hazards, at our facilities or adjacent third-party facilities, could have a material adverse effect on us. Moreover, our management systems and engineering controls may not be successful in preventing all potential hazards and could fail to prevent personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage, each of which could have a material adverse effect on our business.

We may be adversely affected by environmental, health, safety, production and product regulations or concerns.

Our operations are subject to a wide variety of U.S. Federal, state, local and non-U.S. national, provincial, and local environmental, health and safety laws and regulations, including those governing emissions to air, discharges to waters, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, and employee health and safety matters and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world. Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. Actual and alleged environmental violations have previously been, and continue to be, identified at our facility in Waterford, New York. We are cooperating with the New York State Department of Environmental Conservation and the U.S. Environmental Protection Agency and Department of Justice in their respective investigations of that facility’s compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility’s hazardous waste incinerators. These investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions. Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and is considering expanding the scope of such legislation. The United States and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could increase our energy costs, and may also require us to incur capital costs to modify our manufacturing facilities.

In addition, as an owner and operator of real property and a generator of hazardous waste, we may be subject to environmental cleanup liability, regardless of fault, pursuant to Superfund or analogous state or non-U.S. laws. Thus, we could incur substantial costs, including cleanup costs and costs arising from third-party property damage, personal injury claims or claims for damages to natural resources, relating to environmental contamination at properties currently or formerly operated by us or at third-party sites at which wastes from our operations have been disposed. Contaminants have been discovered in soil and groundwater at some of our facilities, including our facilities at Waterford, New York, Sistersville, West Virginia, and Euless, Texas. As of December 31, 2009, we have a reserve in the amount of approximately $4.7 million to cover the probable and currently estimable costs associated with environmental contamination identified at our facilities. We have discovered soil contamination at our Sistersville, West Virginia facility that was the result of operations of prior owners. We are currently in the process of investigating the extent of this contamination. Although the cost of this remediation is not yet estimable, it may be material. We have asserted a claim for indemnity against the prior owners. However, it is not clear to what extent we will be able to obtain reimbursement from the prior owners. Because some of the costs of environmental contamination are not yet estimable or may be subject to future adjustments, they are not reflected in our current reserve and, as a result, we will likely incur additional costs above the reserve amount. Thus, there is a risk the cost of remediating currently-identified contamination may ultimately exceed the amount of our current remedial reserves by a material amount. While we are not aware of any other contaminated sites as to which material outstanding obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability.

Future chemical regulatory actions may decrease profitability.

Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Commission enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected Momentive chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.

Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, the Canadian government has proposed listing as toxic two chemical substances manufactured by us. If these chemicals are listed, the Canadian government would likely promulgate regulations intended to limit the discharge into the environment of these two chemical substances. These regulations may include limitations on the import into Canada, or the use in Canada, of products containing more than a specified amount of these chemical substances. The European Union is also reviewing these two chemicals, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two substances in the European Union. Regulation of our products containing such substances by the European Union and/or Canada would likely reduce our sales of such products within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material.

Recent or new regulations may increase our compliance costs and reduce our ability to compete in certain markets.

On October 4, 2006, President Bush signed a bill authorizing the Department of Homeland Security to regulate security at certain chemical facilities. Our U.S. chemical manufacturing facilities are subject to this law. It is likely that one or more of our facilities will be required to implement additional security measures to comply with the law. The cost of such new measures may be significant.

We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including siloxanes and silica. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or deselection of our products for specific applications. These restrictions, liability, and product deselection could have an adverse effect on our business.

Some of our pension plans are unfunded or underfunded.

We sponsor various pension plans worldwide. All of our non-U.S. defined benefit plans are underfunded, except for the German plans, which are unfunded. Our non-U.S. defined benefit pension plans are underfunded in the aggregate by approximately $88.0 million as of December 31, 2009, which has been recorded as a liability in the Company’s consolidated financial statements. In 2010, we expect to contribute approximately $2.8 million to the non-U.S. defined benefit pension plans, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.

We assumed certain pension obligations from GE for our U.S. employees of approximately $43.8 million. We established our pension plan for U.S. employees in August 2007. The pension obligations assumed from GE and those arising from subsequent employee service will be administered under this plan. Our U.S. defined benefit pension plans are underfunded in the aggregate by approximately $33.6 million as of December 31, 2009, which has been recorded as a liability in the Company’s consolidated financial statements. We expect to meet the minimum funding requirements in 2010 for our U.S. defined benefit pension plans of approximately $14.3 million.

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

We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. (For a discussion of unfair labor practice charges recently brought against us by one of our unions see “—If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, if our unionized employees were to engage in a strike or other work stoppage, or if the unfair labor practice charges brought against us by one of our labor unions are ultimately resolved against us, our business and operating results could be materially adversely affected.”) In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. Litigation based on environmental matters or exposure to hazardous substances in the workplace or from our products could result in significant liability for us.

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

We have not yet realized all of the cost savings we expect to achieve as a result of our current strategic initiatives related to workforce restructuring and reduction of indirect costs, and may not be able to realize such cost savings. A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	higher than expected stand-alone overhead expenses;

•	delays in the anticipated timing of activities related to our cost-saving plan; and

•	other unexpected costs associated with operating our business.

In addition, subsequent to the quarter ended March 29, 2009, we successfully implemented certain cost savings initiatives and, as permitted under our credit agreement, our Adjusted EBITDA for the twelve-month period ended December 31, 2009 also includes approximately $24 million of pro forma impact of these measures. A similar variety of risks could cause us not to realize these additional cost savings.

If we fail to maintain effective internal control over financial reporting, it could have a material adverse effect on our business.

If we are unable to maintain an effective internal control environment or to remediate any deficiencies or weaknesses that may arise in the future, it could have a material adverse effect on our financial condition and results of operations. Beginning with our 2009 annual report, our independent public registered accounting firm provided a report on the results of their audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.

Historically, we have marketed our products and services using the GE brand name and monogram, and we believe the association with GE has provided us with preferred status among our customers and employees due to GE’s globally recognized brands and perceived high quality products and services. GE and Holdings are parties to a trademark license agreement that granted us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights will extend for an initial term of seven years that commenced on December 3, 2006, with a one-time option that allows us to renew the license for an additional five-year period, subject to certain terms and conditions, including the payment of royalties. We also retained the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we will not be able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth our manufacturing facilities and research centers as of December 31, 2009:

Location	Real Property Interest	Segments in Which Property is Used

Americas
Waterford, NY	Owned	Silicones
Tarrytown, NY (2)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Neth.	Leased	Silicones
Lostock, U.K.	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Bangalore, India (2)	Leased	Silicones
Chennai, India	Owned	Silicones
Geesthacht, Germany	Owned	Quartz

Asia Pacific
Nantong, China	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Shanghai, China	Leased	Silicones
Shenzhen, China (1)	Leased	Silicones
Songjiang, China	Leased	Silicones
Kobe, Japan (2)	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Leased	Quartz

(1)	The building is owned by an entity that is 51% owned by Momentive following the Acquisition. The remaining 49% is owned by a Chinese partner.
(2)	Technology research center.

We believe that our property and equipment are well maintained, in good operating condition and adequate for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

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

We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. We anticipate making substantial expenditures over the next two years to upgrade wastewater treatment facilities at our Waterford facility in order to comply with state regulatory obligations. In addition, under the Federal Resource Conservation and Recovery Act (“RCRA”), we are required to maintain financial assurance sufficient to cover the costs of closure and post-closure care of permitted hazardous waste management units at the Waterford and Sistersville facilities and also payments to third parties for personal injury or property damage caused by accidental occurrences at the permitted hazardous waste units located at the Waterford or Sistersville facilities. These financial assurances have been provided by letters of credit in the following amounts: $18.8 million and $6.5 million for closure and post-closure care for the Waterford and the Sistersville facility, respectively; and $2 million (annual aggregate) and $8 million (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities, respectively. In addition, one or more of our U.S. facilities may in the future be subject to additional financial assurance requirements currently being considered by the U.S. EPA pursuant to §108(b) of the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). With the exception of these projects, we do not believe that compliance with environmental laws and regulations applicable to our manufacturing operations will require material capital expenditures.

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

While we do not anticipate material costs in excess of current reserves and/or available indemnification relating to known or potential environmental contamination, the discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of such reserves and/or indemnification.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for any class of the common equity of the Company or Holdings.

Holders

The number of stockholders of record of the Company as of March 5, 2010 was 1. The number of stockholders of record of Holdings as of March 5, 2010 was 74.

Dividends

The Company has never declared or paid any cash dividends.

The payment of any cash dividend on our common stock is considered a restricted payment under our credit facilities and the indentures governing our notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including financial tests and the absence of any default.

Recent Sales of Unregistered Equity Securities

During fiscal year 2009, pursuant to the Holdings 2007 Long-Term Incentive Plan, Holdings sold to certain officers of the Company approximately 5,000 shares of Holdings common stock at a price per share of $100. These sales were deemed exempt from registration under the Securities Act in reliance on and in accordance with Rule 701 as promulgated under the Securities Act. All Holdings common stock purchased by the directors, officers and employees are subject to restrictions on transfer, repurchase rights and other limitations set forth in our securityholders agreement. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

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

The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the period from December 4, 2006 to December 31, 2006 and combined statement of operations data for the period from January 1, 2006 to December 3, 2006 and the year ended December 31, 2005; the consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated and combined financial statements of Momentive Performance Materials Inc. and its predecessor GE Advanced Materials.

(Dollars in millions)	Successor				Predecessor	Combined Successor and Predecessor Year Ended December 31, 2006 (1)	Predecessor
	Year Ended December 31,			Period from			Year Ended December 31, 2005
	2009	2008	2007	December 4, 2006 to December 31, 2006	January 1, 2006 to December 3, 2006
Statement of Operations Data:
Net sales	$2,083.5	$2,639.2	$2,537.8	$246.1	$2,168.0	$2,414.1	$2,341.9
Costs and expenses:
Cost of sales, excluding depreciation	1,420.5	1,837.8	1,653.1	185.2	1,397.6	1,582.8	1,429.6
Selling, general and administrative expenses	345.4	422.6	389.2	26.0	381.2	407.2	431.0
Depreciation and amortization expenses	191.6	237.4	294.6	26.9	153.4	180.3	186.3
Research and development expenses	62.8	75.7	78.6	7.4	72.8	80.2	72.2
In-process research and development	—	—	—	52.0	—	52.0	—
Restructuring and other costs	22.9	44.8	40.1	0.2	10.6	10.8	—
Goodwill impairment charge	—	857.5	—	—	—	—	—

Operating income (loss)	40.3	(836.6)	82.2	(51.6)	152.4	100.8	222.8
Other income (expense)
Interest expense, net	(257.3)	(277.0)	(281.6)	(21.6)	(11.8)	(33.4)	(16.6)
Other income (expenses), net	12.1	5.5	(20.0)	—	(4.7)	(4.7)	(1.7)
Gain on exchange of debt	178.7	—	—	—	—	—	—

Income (loss) before income taxes	(26.2)	(1,108.1)	(219.4)	(73.2)	135.9	62.7	204.5
Income taxes (benefit)	15.5	(110.5)	34.8	(2.7)	58.3	55.6	65.5

Net income (loss)	(41.7)	(997.6)	(254.2)	(70.5)	77.6	7.1	139.0
Net (income) loss attributable to the noncontrolling interest	(0.1)	0.5	(0.1)	(0.1)	(43.9)	(44.0)	(64.7)

Net income (loss) attributable to Momentive Performance Materials Inc.	$(41.8)	$(997.1)	$(254.3)	$(70.6)	$33.7	$(36.9)	$74.3

Balance Sheet Data (at period end):
Cash and cash equivalents	$210.3	$340.5	$249.1	$198.0			$638.2
Working capital (2)	388.2	550.6	589.2	741.0			724.0
Property and equipment, net	1,165.6	1,225.3	1,249.2	1,468.8			1,091.6
Total assets	3,306.8	3,584.4	4,447.2	4,418.2			3,436.1
Total debt (3)	3,053.5	3,239.8	3,078.1	2,972.6			91.1
Total shareholder's equity (deficit)	(578.3)	(541.1)	322.6	580.8			2,572.8
Cash Flow Data:
Operating activities	$26.6	$77.0	$301.5	$100.6	$(201.2)	$(100.6)	$420.1
Investing activities	(80.5)	(149.1)	(240.1)	(3,726.1)	(243.7)	(3,969.8)	(178.8)
Financing activities	(70.6)	170.3	22.8	3,799.0	39.7	3,838.7	(63.3)
Other Financial Data:
Capital expenditures	$77.4	$139.5	$176.9	$21.7	$148.3	$170.0	$131.2
Maintenance capital expenditures (4)	39.6	45.0	56.2	8.3	54.8	63.1	63.3
Ratio of earnings to fixed charges (5)	0.9	(2.8)	0.3	(2.2)	2.3	1.1	3.0

(1)	For comparison purposes, the financial information for December 31, 2009, 2008 and 2007 are presented on a consolidated basis; the year ended December 31, 2006, is presented on a combined basis, consisting of the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006; the year ended December 31, 2005 is presented on a combined basis, consisting of the historical financial information of our predecessor. The Predecessor and Successor use different bases and accounting methods.
(2)	Working capital is defined as current assets net of current liabilities.
(3)	Total debt includes short-term borrowings, current installments of long-term debt, current installments of obligations under capital leases, long-term debt and obligations under capital leases.
(4)	Includes maintenance and environmental, health and safety capital expenditures, which amounts are also included in total capital expenditures.
(5)	For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expenses that management believes is representative of the interest component of rental expense. For the fiscal year ended December 31, 2009, 2008 and 2007 and for the period from December 4, 2006 to December 31, 2006, earnings were insufficient to cover fixed charges and there was a deficiency of $26.2, $1,108.1, $219.4 and $73.2, respectively. The ratio is not a requirement for the Predecessor period. For a breakdown of the calculation of the ratio of earnings to fixed charges, see Exhibit 12 to this Annual Report of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2009, 2008 and 2007 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”

Basis of Presentation

On December 3, 2006, the Momentive Group acquired GE Advanced Materials, an operating unit within the Industrial Segment of GE. The purchase price for GE Advanced Materials was approximately $3.78 billion, including purchase price adjustments paid in August 2007. Since 2006, we have operated as a stand-alone entity with two operating segments: Silicones and Quartz.

Components of Our Financial Presentation

Sales. Our sales consist of total sales net of rebates, discounts and allowances, and are affected by changes in the price of our products and the quantity of product sold to our customers. Sales volume growth is primarily a function of the pace of macroeconomic growth, expansion into new and growing regions and introduction of new products or new applications. Our ability to successfully introduce new products is driven by the unique properties of our materials and is dependent on our research and development efforts. Decreases in the volume of products sold does not necessarily result in a reduction in overall sales due to our strategy of shifting sales to higher priced products as we manage and optimize our product mix.

Our Silicones business has a diversified revenue base across a variety of end-markets, which has historically reduced our vulnerability to macroeconomic trends. Furthermore, our Silicones products are often used in niche applications that represent a small portion of our customers’ material costs. Our Quartz business is more directly affected by the growth of a small number of industries and generally follows trends in those industries. As a result of the global recession in 2009, we experienced a year-over-year decline of approximately 20% in Silicone’s sales with declines across most of our end markets and geographic areas. Our Quartz business experienced a sales decline during 2009 of approximately 33%, primarily as a result of the continuation of the cyclical downturn in demand for semiconductor capital goods exacerbated by the global recession.

We have a global sales presence with 37%, 33% and 30% of our 2009 revenues compared to 36%, 35% and 29% of our 2008 revenue generated in the Americas, Europe and Asia, respectively. The diversity of the customer base coupled with our strategy of growing our sales of high value specialty products generally enhances the stability of our revenues. With respect to the Silicones business, over time, we have migrated our product mix towards more specialty formulations, which historically have tended to be somewhat insulated from economic downturns. With respect to our Quartz business, selling prices are relatively stable due to the high value, technology content of our applications.

Cost of Sales, excluding Depreciation. The principal components of our cost of sales are raw materials, labor and energy costs. The cost of silicon metal comprised approximately 28% of our total raw material costs in our Silicones’ manufacturing processes in 2009. The spot market price of silicon metal was at an all time high in 2008 but declined during the last quarter of the year and throughout most of 2009. With demand picking up in the aluminum and silicone industries and a substantial amount of silicon metal production capacity idle, we expect our silicon metal costs to be higher in 2010 when compared to 2009. Methanol comprised approximately 6% of our total raw material costs in our Silicones’ manufacturing processes in 2009. Prices of methanol dropped significantly during 2009. However, as housing markets and industrial production begin to recover, we expect further price increases on methanol through 2010. Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from primarily one supplier, Unimin Corporation. The price we pay for quartz sand under our contract with Unimin, which expires at the end of 2010, has been increasing on a yearly basis. Because Unimin controls more than 90% of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have been approximately 3-5% per year and we expect a similar increase in 2010. Our other primary raw material inputs range from platinum to hydrochloric acid with no other single raw material accounting for a material portion of our total raw material costs.

The other significant components of our cost of sales are labor (which includes wages, salary, and benefit expenses attributable to our manufacturing personnel) and energy. Our labor costs are primarily driven by resource levels and local wage structures along with inflation and represented approximately 15% of our cost of sales for 2009. Plant employees at a non-managerial level are primarily unionized or represented by work councils. Our energy costs represented approximately 8% of our cost of sales for 2009. Energy costs include the cost of natural gas and electricity that are used to convert raw materials to finished goods in our production processes. As a part of our natural gas hedging program, we entered into natural gas swap agreements in the U.S. during the first quarter of 2009 and purchased natural gas options during the fourth quarter of 2009 to limit our exposure to a portion of our costs for natural gas in the U.S. in 2009 and 2010. The results of any hedging transactions we enter into could be positive, neutral or negative in any period depending on the price changes in the hedged exposures.

We have successfully completed and continue to pursue various cost reduction initiatives focused on the efficiency of our production processes and control of labor costs. Examples of cost reduction projects include: energy conservation, production yield improvements, sourcing through low cost countries, overtime reduction, and other labor efficiency.

Selling, General and Administrative Expenses. The principal components of our selling, general and administrative expenses are wages and benefits for salaried personnel around the world relating to a variety of functions, other than research and development. Selling, general and administrative expenses include (1) commercial, marketing, advertising, finance, administration, travel and entertainment expenses and (2) depreciation and amortization of property, plant and equipment and intangible assets.

Research and Development Expenses. In 2009 and 2008, we spent an amount equal to approximately 3% of such year’s revenues on research and development. Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and third party testing companies, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we expect will lead to new products.

Other Income (Expense). Other income (expense) primarily includes gain on exchange of debt, interest income and expense, and realized and unrealized gains and losses on foreign currency forward contracts. Since the completion of the Transactions, we have a significant amount of third-party indebtedness and substantial debt service requirements that has resulted in significantly higher interest expense.

Currency Exchange Rates. Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity (deficit) in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period and the aggregate gains and losses on these transactions are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Certain non-U.S. operations use the United States dollar as their functional currency since a majority of their activities are transacted in United States dollars.

Critical Accounting Policies

Our principal accounting policies are described under note 2 of the Notes to the Consolidated Financial Statements (Summary of significant accounting policies) included in Exhibit 1 herein. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

Impairment of Long-Lived Assets. Long-lived assets such as property and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. The impairment charge is the amount by which the carrying amount of the asset exceeds the fair value of the asset. For purposes of recognition and measurement of an impairment loss, assets are grouped at the level at which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets, reported at the lower of their carrying amount or fair value less costs to sell, and no longer depreciated. We have not recorded significant charges related to the impairment of long-lived assets and we are not aware of any events or circumstances that would indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets. Our intangible assets with estimable useful lives of up to 20 years are amortized using the straight-line method. Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment. We test goodwill for impairment on an annual basis and between annual tests in certain circumstances. This assessment requires us to estimate the fair market value of our reporting units. If we determine that the fair values of our reporting units are less than their carrying amounts, absent other facts to the contrary, we must recognize an impairment charge for the associated goodwill of the reporting unit against earnings in our consolidated financial statements. Based on the guidance provided by the Goodwill and other Topic, ASC 350-20-35, we have determined that the Silicones and Quartz operating segments represent the two reporting units for the purposes of the annual goodwill impairment evaluation. Segment management manages Silicones as a global business; however, discrete financial information is prepared for the three geographic regions of the segment and is regularly reviewed by segment management. Pursuant to ASC 350-20-35, the three geographic regions represent components of the Silicones segment, however, based on their economic similarities, they can be aggregated to form one reporting unit. Segment management for Quartz does not review discrete financial information for its geographic regions, and therefore, it represents one reporting unit.

Goodwill is evaluated for impairment using the two-step process as prescribed in the Goodwill and other Topic, ASC 350-20-35. The first step is to compare the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for our reporting units, we use a combination of a discounted cash flow model and a market multiple model, both weighted equally. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The benefit to the discounted cash flow model is that it incorporates management’s understanding of the business and factors in company specific data that may not be representative of other market participants. The market multiple method requires management to select a representative sample of peer companies to incorporate into the model. Utilizing financial information available for the peer companies, management arrives at a market multiple that is applied to our projected EBITDA to arrive at the estimated fair value of the reporting unit. The benefit to the market multiple model is that it incorporates external market factors and the performance of other similar market participants in order to arrive at an estimate of fair value. In preparing the goodwill impairment analysis, we believe that an equal weighting of the two models is the most meaningful manner in which to arrive at an estimate of fair value as it incorporates both internal knowledge of the Company as well as the external market factors to which the we are exposed.

In conjunction with the 2009 annual goodwill impairment test, the fair value of the Silicones reporting unit was determined to be substantially in excess of the carrying value. The goodwill attributable to the Quartz reporting unit was completely written off in 2008. As such, we did not record a goodwill impairment charge during 2009. During the fourth quarter of 2008, we recorded a pre-tax goodwill impairment charge of $700.0 million and $157.5 million for our Silicones and Quartz reporting units, respectively, on the Consolidated Statement of Operations.

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

The Income Taxes Topic, ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. We also apply the guidance relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Derivative Instruments and Hedging Activities. We are exposed to market fluctuations in the price of platinum, natural gas and electricity, as well as currency exchange risks in our business operations. To manage our risks, we use derivative instruments, from time to time, to hedge activities that are conducted by us. We apply strict policies to manage each of these risks including prohibitions on derivatives trading, derivatives market making, or other speculative activities. All derivative instruments are recorded on our consolidated balance sheets at their respective fair values, and changes in the fair value are recognized immediately in income, unless the derivatives qualify as hedges of cash flows. We use internal valuation models that incorporate market-based information to value derivative contracts that are not exchange-traded instruments. Derivative contracts representing unrealized gain positions and purchased options are recorded as assets. Derivative contracts representing unrealized losses and options sold are recorded as liabilities.

Business Outlook

We continue to believe in the strength of the long-term fundamentals of our business. However, during fiscal year 2009, we experienced significant year-over-year decreases in sales and Adjusted EBITDA of approximately 21% and 25%, respectively, due to the global recession. Although we saw sequential improvement in results in every quarter of the fiscal year following the first quarter, as general economic conditions improved, and fourth quarter 2009 sales and Adjusted EBITDA were significantly above results for the fourth quarter of

2008, sales and Adjusted EBITDA in the fourth quarter of 2009 were still below normalized pre-recession levels. Customer spending behavior is cautious but improving and heavily dependent on continued economic growth. Demand for our products, as compared to pre-recession levels, is lower across the majority of our end markets, with particular weakness in the automotive, construction, textiles, semiconductor and furniture sectors. Geographically, recovery in our business has occurred fastest in South Asia and generally across all emerging markets. Although we expect to benefit from improved volumes in 2010, we expect that our costs for silicon metal, the biggest component of our raw material costs, will likely be higher based on current market prices and negotiated supply agreements. While there remains uncertainty in the marketplace about the strength of the global recovery, we expect to generate higher year-over-year sales and Adjusted EBITDA in 2010, as last year’s results were significantly weighed down by the global recession, especially in the first half of the year. In 2010, we will continue to focus on effective cost management while providing high-value specialty products to our customers.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollar and percentages of net sales, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	(dollars in millions)
Net sales	$2,083.5	100.0%	$2,639.2	100.0%	$2,537.8	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	1,420.5	68.2%	1,837.8	69.6%	1,653.1	65.1%
Selling, general and administrative expenses	537.0	25.8%	660.0	25.0%	683.8	26.9%
Research and development expenses	62.8	3.0%	75.7	2.9%	78.6	3.1%
Restructuring and other costs	22.9	1.1%	44.8	1.7%	40.1	1.6%
Goodwill impairment charge	—	—	857.5	32.5%	—	—

Operating income (loss)	40.3	1.9%	(836.6)	(31.7)%	82.2	3.2%
Other income (expenses)
Interest expense, net	(257.3)	(12.3)%	(277.0)	(10.5)%	(281.6)	(11.1)%
Other income (expense), net	12.1	0.6%	5.5	0.2%	(20.0)	(0.8)%
Gain on exchange of debt	178.7	8.6%	—	—	—	—

Loss before income taxes	(26.2)	(1.3)%	(1,108.1)	(42.0)%	(219.4)	(8.6)%
Income taxes	15.5	0.7%	(110.5)	(4.2)%	34.8	1.4%

Net loss	$(41.7)	(2.0)%	$(997.6)	(37.8)%	$(254.2)	(10.0)%
Net (income) loss attributable to the noncontrolling interest	(0.1)	—	0.5	—	(0.1)	—

Net loss attributable to Momentive Performance Materials Inc.	(41.8)	(2.0)%	(997.1)	(37.8)%	(254.3)	(10.0)%

Net Sales by Segment
Silicones	$1,912.9	91.8%	$2,383.3	90.3%	$2,264.3	89.2%
Quartz	170.6	8.2%	255.9	9.7%	273.5	10.8%

Total	$2,083.5	100.0%	$2,639.2	100.0%	$2,537.8	100.0%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales. Net sales in the fiscal year ended December 31, 2009 were $2,083.5 million, compared to $2,639.2 million for the same period in 2008, a decrease of 21.1%. The decrease was primarily due to a decrease in sales volume of 21.6% offset by an increase in selling prices and fluctuations in exchange rates of 0.6%. Foreign exchange impacts were primarily related to the weakening in the U.S. dollar against the Euro and Yen.

Net sales for our Silicones segment in the fiscal year ended December 31, 2009 were $1,912.9 million, compared to $2,383.3 million for the same period in 2008, a decrease of 19.7%. The decrease was primarily due to the impact of the global recession on sales volume, which declined by 20.2% offset by an increase in selling prices and fluctuations in exchange rates of 0.6%. Sales volume for our Silicones segment was negatively impacted on a year-over-year basis by weak consumer demand in the electronics, automotive, construction, textiles, industrial and furniture sectors. However, with the exception of the first quarter, net sales for our Silicones segment in each quarter of 2009 grew sequentially due to inventory restocking and modest consumer spending improvement throughout the year. Most product segments and regions saw improvements in volume in the second half of 2009 as compared to the first half. The Pacific region was especially strong during the second half.

We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products. Demand for specialty products has been impacted less by the recession compared to core products. As a result, we anticipate core products to recover at a faster pace than specialty products in the upcoming quarters as consumer demand improves.

Net sales for our Quartz segment in the fiscal year ended December 31, 2009 were $170.6 million, compared to $255.9 million for the same period in 2008, a decrease of 33.3%. The decrease was primarily a result of weak overall demand on a year-over-year basis for semiconductor related products exacerbated by the global recession. However, with the exception of the first quarter, net sales for our Quartz segment on a sequential basis improved in each quarter of 2009 due to a recovery in semiconductor demand as production levels recovered slightly at chipmakers. We expect further sequential improvement in semiconductor related product sales in 2010.

Cost of Sales, excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal year ended December 31, 2009 were $1,420.5 million compared to $1,837.8 million for the same period in 2008, a decrease of 22.7%. The decrease was primarily due to lower sales volume of 21.6% and deflation in raw material and energy related costs of 9.3%, partially offset by significantly lower factory leverage.

Cost of sales, excluding depreciation, for our Silicones segment were $1,312.7 million, compared to $1,681.6 million for the same period in 2008, a decrease of 21.9%. The decline was primarily due to lower sales volume of 20.2% and lower raw material and energy related costs of 8.8%, partially offset by unfavorable factory leverage.

Cost of sales, excluding depreciation, for our Quartz segment were $107.8 million compared to $156.2 million for the same period in 2008, a decrease of 31.0%. The decline was primarily due to lower sales volume and savings from restructuring and cost actions partially offset by unfavorable factory leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2009 were $537.0 million, compared to $660.0 million for the same period in 2008, a decrease of 18.6%. The decrease was primarily due to lower depreciation and amortization expense of $45.9 million combined with management’s efforts to reduce operating expenses through productivity and cost reduction initiatives, including temporary pay and benefit reductions for our salaried workforce of approximately $15.0 million and $4.0 million, respectively (the former of which is no longer in effect). Selling, general and administrative expenses in 2009 also benefited from foreign currency exchange rate fluctuations.

Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2009 were $62.8 million, compared to $75.7 million for the same period in 2008, a decrease of 17.0%. The decrease was primarily due to efficiencies and other cost reduction initiatives.

Restructuring and Other Costs. Restructuring and other costs in the fiscal year ended December 31, 2009 were $22.9 million, compared to $44.8 million for the same period in 2008. For the fiscal year ended December 31, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $22.1 million and other services of $0.8 million. For the fiscal year ended December 31, 2008, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $20.9 million and other services of $23.9 million.

Goodwill impairment charge. In conjunction with the annual goodwill impairment test, the fair value of the Silicones reporting unit was determined to be substantially in excess of the carrying value. The goodwill attributable to the Quartz reporting unit was completely written off in 2008. As such, we did not record a goodwill impairment charge during 2009. During the fourth quarter of 2008, we recorded a pre-tax goodwill impairment charge of $700.0 million and $157.5 million for our Silicones and Quartz reporting units, respectively, on the Consolidated Statement of Operations.

Interest Expense, Net. Interest expense, net for the fiscal year ended December 31, 2009 was $257.3 million, compared to $277.0 million for the same period in 2008. The decrease was primarily due to overall lower interest rates on our variable-rate term loans, partially offset by foreign currency exchange rate fluctuations.

Other Income (Expense), Net. Other income in the fiscal year ended December 31, 2009 was $12.1 million, compared to other income of $5.5 million for the same period in 2008. For the year ended December 31, 2009, other income included a realized gain of $4.0 million and an unrealized gain of $6.0 million due to the settlement of our foreign currency forward contracts in March 2009. For the year ended December 31, 2008, other income was $5.5 million and included an unrealized gain of $11.8 million partially offset by a realized loss of $6.7 million associated with our foreign currency forward contracts.

Gain on Exchange of Debt. In conjunction with the private exchange offers to exchange $200.0 million aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes (the “Second Lien Notes”) due 2014 for certain of our outstanding unsecured notes completed in June 2009, we recognized a gain on the exchange of debt of $178.7 million.

Income Taxes. The effective income tax rate was – 59.10 % for the year ended December 31, 2009 compared to 9.97% for the year ended December 31, 2008. Excluding the gain on the exchange of debt, the effective income tax rate for the year ended December 31, 2009 would have been – 7.55%. The change in the effective tax rate in 2009 was primarily due to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in the various jurisdictions in which we operate, foreign exchange gains, goodwill impairment in 2008, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the reversal of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.

Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. in the fiscal year ended December 31, 2009 was $41.8 million, compared to net loss of $997.1 million for the same period in 2008. The change was a result of the effects described above.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales. Net sales in the fiscal year ended December 31, 2008 were $2,639.2 million, compared to $2,537.8 million for the same period in 2007, an increase of 4.0%. The increase was primarily due to an increase in selling prices and exchange rate fluctuations of 9.5%, partially offset by a decrease in sales volume of 5.0%.

Net sales for our Silicones segment in the fiscal year ended December 31, 2008 were $2,383.3 million, compared to $2,264.3 million for the same period in 2007, an increase of 5.3%. The increase was primarily due to an increase in selling prices and exchange rate fluctuations of 8.2%, partially offset by a decrease in sales volume of 4.5%. Selling price improvements were seen in all regions and were initiated to offset basic raw material inflation. Volume was down specifically in the U.S. and Western Europe due to the economic slowdown and global credit tightness.

In 2008, specialty product sales continued to improve as a percentage of total Silicones sales consistent with our strategy of providing more high-value specialty products to our customers versus lower-margin commoditized or core products.

Net sales for our Quartz segment in the fiscal year ended December 31, 2008 were $255.9 million, compared to $273.5 million for the same period in 2007, a decrease of 6.4%. The decrease was primarily due to lower sales volume in semiconductor related products. Capital spending continued to be depressed in the semiconductor sector in the beginning of 2009.

Cost of Sales, excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal year ended December 31, 2008 were $1,837.8 million compared to $1,653.1 million for the same period in 2007, an increase of 11.2%. The increase was primarily due to an increase in inflation on raw material, energy and transportation costs of 12.8%, partially offset by lower sales volume of 5% and the inventory fair value step up cost related to purchase accounting of $30.0 million in 2007. In addition, cost of sales was unfavorably impacted by changes in foreign currency exchange rates.

Cost of sales, excluding depreciation, for our Silicones segment were $1,681.6 million, compared to $1,499.3 million for the same period in 2007, an increase of 12.2%. The increase was primarily due to an increase in inflation on raw material, energy and transportation costs of 13.5%, as well as changes in foreign currency exchange rates. The increase was partially offset by lower sales volume of 4.5% and the inventory fair value step up cost related to purchase accounting in 2007.

Cost of sales, excluding depreciation, for our Quartz segment were $156.2 million compared to $153.8 million for the same period in 2007, an increase of 1.6%, The increase was primarily due to an increase in inflation on raw material and energy costs, partially offset by lower sales volume and the inventory fair value step up cost related to purchase accounting in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2008 were $660.0 million, compared to $683.8 million for the same period in 2007, a decrease of 3.5%. The decrease was primarily due to lower depreciation and amortization expense of $57 million and management’s efforts to reduce operating expenses through productivity and cost reduction initiatives, partially offset by foreign currency exchange rate fluctuations.

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

Goodwill Impairment Charge. During the fourth quarter of 2008, we recorded a pre-tax goodwill impairment charge of $700.0 million and $157.5 million for our Silicones and Quartz reporting units, respectively, on the Consolidated Statement of Operations. The changes to fair value in the reporting units that triggered the impairment charges were primarily attributable to the deterioration in economic conditions in late 2008, as opposed to any fundamental problems with the business as a whole.

During the first three quarters of 2008, we experienced strong sales and profitability for our global business. At the end of the third quarter of 2008, the sudden deterioration in economic conditions had a significant negative impact on credit availability and led to a global economic slowdown that introduced uncertainty into the short- and mid-term outlook for our business and industry. The economic slowdown resulted in more cautious customer spending behavior and significantly lower demand for our products compared to prior years across virtually all of our end markets. Concurrent with the depths of the recession, during the fourth quarter of 2008, we experienced sudden and unforeseen significant year-over-year sales decreases in both of our reporting units and a continued significant reduction in our customer order rates. Customer order rates decreased approximately 35% between September 2008 and October 2008 and remained at that level for the remainder of 2008. As a result of the precipitous drop in orders and through the course of the strategic planning process, management changed the estimates of future results, including forecasts of sales, operating income and cash flows of each reporting unit.

Through the first quarter of 2009, and as incorporated in management’s forecasts, the weak demand had persisted. Due to several factors out of our control, we had limited insight into the depth and length of this unprecedented economic downturn and the impact it would have on the demand for our products and the business as a whole in 2009. However, we expected to benefit from declines in prices for certain raw materials, and expected to continue to focus on cost reduction and other initiatives to increase the efficiency of our operations and control labor costs.

In 2007, the fair values of the Silicones and Quartz reporting units were determined to be substantially in excess of their carrying values. As such, we did not record a goodwill impairment charge during 2007.

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

Income Taxes. The effective income tax rate was 9.97% for the year ended December 31, 2008 compared to – 15.86% for the year ended December 31, 2007. The change in the effective tax rate in 2008 was primarily due to an increase in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in the various jurisdictions in which we operate, foreign exchange gains, goodwill impairment, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the reversal of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance, which relates principally to U.S. deferred tax assets, was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. In 2007, deferred tax liabilities were established in certain jurisdictions due to basis differences in goodwill.

Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. in the fiscal year ended December 31, 2008 was $997.1 million, compared to net loss of $254.3 million for the same period in 2007. The change was a result of the effects described above.

Liquidity and Capital Resources

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions)
Cash provided by operating activities	$26.6	77.0	301.5
Cash used in investing activities	(80.5)	(149.1)	(240.1)
Cash (used in) provided by financing activities	(70.6)	170.3	22.8

(Decrease) increase in cash and cash equivalents, before effect of exchange rate changes on cash	$(124.5)	98.2	84.2

Operating Activities. Cash provided by operating activities in the fiscal year ended December 31, 2009 was $26.6 million, compared to $77.0 million and $301.5 million for the same period in 2008 and 2007, respectively. Cash provided in operating activities in 2009 was primarily due to a decrease in working capital associated with management’s continuing cash management initiatives. Cash provided by operating activities in 2008 was primarily due to decreases in accounts receivables and inventory as a result of management’s working capital initiatives, partially offset by a payment made to GE associated with the settlement of a pre-Acquisition inter-company obligation and decreases in accounts payable and accrued expenses. Cash provided by operating activities in 2007 of $301.5 million was primarily due to reductions in working capital.

Investing Activities. Cash used in investing activities in the fiscal year ended December 31, 2009 was $80.5 million, compared to $149.1 million and $240.1 million for the same period in 2008 and 2007, respectively. Cash used in investing activities in 2009 was primarily due to ongoing expenditures for environmental, health and safety compliance and maintenance projects. During 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and, accordingly, reduced capital spending. Cash used in investing activities in 2008 was primarily due to cash spent on the completion of our Nantong facility in China and ongoing environmental, health and safety compliance and maintenance projects. Cash used in investing activities in 2007 included planned capital expenditures including expenditures in connection with becoming a stand-alone company and a payment to GE of $62.0 million related to the finalization of the purchase price of the Acquisition.

Financing Activities. Cash used in financing activities was $70.6 million in the fiscal year ended December 31, 2009, compared to cash provided by financing activities of $170.3 million and $22.8 million for the same period in 2008 and 2007, respectively. Cash used in financing activities in 2009 was primarily due to a net principal payment of $50.0 million under our revolving credit facility, payments of $6.7 million of debt issuance costs associated with the exchange of our debt, principal payments of $14.7 million and a $4.9 million capital contribution to our siloxane joint venture in Jiande, China, offset by a $5.7 million borrowing by our subsidiary in India related to the investment in our Chennai manufacturing plant. Cash provided by financing activities in 2008 was primarily due to additional long-term borrowings of $38.5 million associated with the Nantong construction project, the draw down of $150.0 million against our $300.0 million revolving credit facility and short-term borrowings of $2.3 million associated with our India operation, partially offset by $14.4 million of principal payments on our term loans under our senior secured credit facility, $1.2 million of principal payments on our Nantong construction loan and a $4.9 million capital contribution to our siloxane joint venture in Jiande, China. Cash provided by financing activities in 2007 was primarily due to borrowings for our Nantong, China facility and cash received from our siloxane joint venture in Jiande, China, partially offset by term loan principal repayments.

For 2010, we expect the following significant cash outflows: net principal payments of $75 million under our revolving credit facility, cash interest payments on our Second Lien Notes, Senior Notes, Senior Toggle Notes and Senior Subordinated Notes due in the second quarter ($85 million) and fourth quarter ($85 million assuming we continue to elect to pay PIK interest on our Senior Toggle Notes) of approximately $170 million in total, annual cash principal (due quarterly) and interest payments (due monthly) related to our variable rate term loans of approximately $11 million and $32 million (depending on interest rate and foreign exchange fluctuations), respectively, annual cash principal (due semi-annually) and interest (due quarterly) related to our China Construction Bank construction loan of approximately $11 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively, annual global pension fund contributions of approximately $17 million, payments on our restructuring reserves of approximately $11 million and annual cash income tax payments estimated at $12 million. Capital spending in 2010 is expected to be between $90 million and $110 million, excluding restructuring activities. We expect to fund these significant outflows with cash on-hand and cash generated from operations.

Liquidity. Our primary sources of liquidity are cash on-hand, cash flow from operations and funds available under a senior secured credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service. We incurred substantial indebtedness in connection with the Acquisition. We had $3,053.5 million of indebtedness (including short-term borrowings) at December 31, 2009. Accordingly, we have significant debt service obligations.

Our senior secured credit facility at December 31, 2009 consists of two variable-rate term loans in an aggregate principal amount of approximately $1,069.3 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.0 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were $100.0 million of outstanding borrowings under the revolving credit facility as of December 31, 2009. The outstanding letters of credit under the revolving credit facility at December 31, 2009 were $36.9 million, leaving unused borrowing capacity of $163.1 million. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2009 were $31.1 million, leaving unused capacity of $2.8 million. On January 11, 2010 and February 11, 2010, we made principal repayments totaling $50 million on our revolving credit facility reducing outstanding borrowings to $50 million. We also have given notice of our intent to make an additional principal repayment of $25 million on our revolving credit facility on March 11, 2010.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.8 million (depending on exchange rates), 0.25% of the original principal amounts, on the last day of each calendar quarter. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement (beginning with the second half of the fiscal year ending December 31, 2007); (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). As a result of our obligation to prepay the terms loans dependent on our excess cash flow described above, we prepaid approximately $14.4 million of our term loans on March 28, 2008 based on our excess cash flow in the second half of calendar year 2007. This prepayment eliminated our obligation to make required quarterly principal repayments through the first quarter of 2009 and reduced our required quarterly principal payment due on June 30, 2009. We did not have excess cash flow under the terms of the credit agreement in calendar year 2008 and 2009. On March 31, 2010, the interest rate swap that we entered into in 2008 matures. Under this interest rate swap, we receive one-month LIBOR and pay a fixed rate of 2.48% on a notional value of $185.0 million. We designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185.0 million of our U.S. dollar denominated term loan (tranche B-1).

At December 31, 2009, we have outstanding $200.0 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), $716.6 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €245.2 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $203.1 million in aggregate principal amount of 10  1/8% / 10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $381.9 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second Lien Notes, Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are five separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

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

The Senior Toggle Notes are unsecured senior obligations of the Company, which mature on December 1, 2014. The Senior Toggle Notes are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facility. Interest on the Senior Toggle Notes is payable semiannually on June 1 and December 1 of each year. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we are required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash Interest on the Senior Toggle Notes accrues at a rate of 10 1/ 8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/ 8% per annum. Prior to December 1, 2009, we made the permitted election under the indenture governing the Senior Toggle Notes to pay interest that is due on June 1, 2010 as PIK Interest. Previously, we also made this pay-in-kind election for the interest payments due on December 1, 2009, June 1, 2009 and December 1, 2008, increasing the outstanding balance of the Senior Toggle Notes by approximately $10.5 million, $17.2 million and $16.3 million on such dates, respectively. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as elected during the immediately preceding interest rate period unless we make a new election prior to the beginning of the applicable interest period. Under the indenture for the Senior Toggle Notes, we are required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code. The payment of interest in the form of PIK Interest may result in us being required to redeem a portion of the Senior Toggle Notes pursuant to those provisions.

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

Our senior secured credit facility contains various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Second Lien Notes, Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit agreement (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. This covenant was waived by the requisite revolving credit facility lenders for the fiscal three-month period ended September 27, 2009 and the fiscal three-month period ending December 31, 2009. See “Covenants under our Senior Secured Credit Facility and the Notes” below. In addition, our senior secured credit facility and notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to significant exceptions.

Our wholly-owned subsidiary, Momentive Performance Materials (Nantong) Co. Ltd. (“MPM Nantong”), also has borrowings of approximately $60.4 million outstanding (based on exchange rates as of December 31, 2009) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. On April 30, 2009, MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank. As of December 31, 2008, in anticipation of the breach of the financial covenant, we classified all principal payments due under the loan as current debt. On June 3, 2009, MPM Nantong and the China Construction Bank entered into a Supplemental Agreement, which amended the loan agreement. Pursuant to the Supplemental Agreement, the parties (1) changed the first measurement date for the financial covenants under the loan agreement from December 31, 2008 to December 31, 2010 and (2) deferred principal repayments originally due on June 30, 2009 and December 31, 2009, aggregating to approximately $6.2 million (based on exchange rates at the time), until June 30, 2014, the final maturity date of the debt under the loan agreement. As a result, MPM Nantong is now in compliance with the terms of the loan agreement as amended by the Supplemental Agreement. Accordingly, principal payments due beyond one year under the loan from China Construction Bank are classified as long-term debt.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current assessment of the economic outlook for the next twelve months, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facility, will be more than adequate to meet our liquidity needs for the next twelve months.

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

Effect of Inflation

In 2009, deflation in certain costs, such as methanol, natural gas, and non-key materials, favorably impacted our operating results, but were offset by lower sales volume. In 2008, we experienced inflation in materials, silicon metal, methanol, and energy related costs, which were partially offset by higher selling prices passed on to our customers. In 2007, while inflation in costs impacted our operating results, it had a minimal effect as overall inflation was offset by increased selling prices and cost reduction actions.

While we have experienced inflation and deflation in certain input costs, such as silicon metal, methanol, non-key materials and energy related costs during the last three years, the overall effect on our operating results over this period has been offset by changes in selling prices and cost reduction actions. We cannot assure investors that we will be able to offset general inflation with increased selling prices and cost reduction actions in the future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than letters of credit disclosed in Note 9 and operating leases disclosed in Note 14(d) of the Notes to our Consolidated Financial Statements.

Seasonality

We do not experience significant seasonality of demand, although sales are generally slightly higher during the second and fourth quarters due to increased industrial activity.

Contractual Obligations and Commitments

The following table reflects certain of our contractual obligations and commitments as of December 31, 2009, and the period in which such contractual obligations come due.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt (1)	$3,091.0	98.0	116.0	2,494.8	382.2
Interest on long term debt (2)	1,171.2	227.8	449.6	406.0	87.8
Pension plan contributions (3)	17.1	17.1	—	—	—
Pension and other postirement benefits (4)	22.7	3.3	7.9	11.5	—
Restructuring reserves	11.4	11.4	—	—	—
Deferred taxes (5)	—	—	—	—	—
Operating leases	49.9	16.3	18.6	8.0	7.0
Purchase obligations (6)	1,755.6	126.5	246.3	232.2	1,150.6

	$6,118.9	500.4	838.4	3,152.5	1,627.6

(1)	Long-term debt includes portions of the term loan and Senior Notes that are denominated in euros.
(2)	Interest on long-term debt consists of interest on the fixed rate, Second Lien Notes, Senior Notes, the Senior Toggle Notes, the Senior Subordinated Notes and the term loans until the debt maturity date. Variable rate interest is calculated using a LIBOR value of 0.25% for the term loan denominated in U.S. dollars, 0.473% for the term loan denominated in Euros under the senior secured credit facility and 0.25% for the revolving credit facility at December 31, 2009.
(3)	The Company’s planned pension contributions for 2010 are included in this schedule. The amount of contributions after 2010 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2010 are not included in this schedule.
(4)	Pension and other postretirement benefits include estimated payments made from Company assets related to certain foreign pension benefits and domestic postretirement benefits. No estimate of the payments after five years has been provided due to many uncertainties.
(5)	Estimated payments for taxes are not included in this table due to the uncertain timing of the ultimate cash settlement.
(6)	Purchase obligations include our unconditional purchase obligations, which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and delivery dates. Purchase obligations, including existing agreements to purchase siloxane and silica, are based upon the applicable purchase price at December 31, 2009. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in Note 3 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-1, Topic 105, Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This ASU modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. We adopted the provisions of this ASU during the third quarter of 2009. This ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU requires new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. This ASC is effective for interim and annual periods beginning after December 15, 2009. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

Effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Consolidations Topic, ASC 810-10, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Earlier application is prohibited. We are currently evaluating the potential impact of this ASC on our consolidated financial statements.

Effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Transfers and Servicing Topic, ASC 860-10, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Earlier application is prohibited. This ASC must be applied to transfers occurring on or after the effective date. We are currently evaluating the potential impact of this ASC on our consolidated financial statements.

Effective for interim or annual financial periods ending after June 15, 2009, the Subsequent Events Topic, ASC 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is whether that date represents the date the financial statements were issued or were available to be issued. We adopted the provisions of this ASC and it did not have a material impact to our consolidated financial statements. In February 2010, the FASB issued ASU 2010-9, Amendments to Certain Recognition and Disclosure Requirements. This ASU removes the requirement to disclose the date through which an entity has evaluated subsequent events. The remaining standards and disclosure provisions of ASC 855 are unchanged.

Effective for interim reporting periods ending after June 15, 2009, the Financial Instruments Topic, ASC 825-10-65, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted the provisions of this ASC and it did not have a material impact to our consolidated financial statements.

Effective for interim and annual reporting periods ending after June 15, 2009, and applied prospectively, the Fair Value Measurements and Disclosures Topic, ASC 820-10-65, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the provisions of this ASC and it did not have a material impact to our consolidated financial statements.

Effective for fiscal years ending after December 15, 2009, the Compensation-Retirement Benefits Topic, ASC 715-20-50, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Upon initial application, the provisions of this statement are not required for earlier periods that are presented for comparative purposes. We adopted the provisions of this ASC as reflected in the expanded disclosure in Note 15 to the consolidated financial statements.

Effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, the Derivatives and Hedging Topic, ASC 815, requires enhanced disclosures about derivative and hedging activities. On January 1, 2009, we adopted the expanded disclosure requirements as disclosed in Note 16 to the consolidated financial statements.

The Fair Value Measurements and Disclosures Topic, ASC 820-10-50, defers the provisions of ASC 820 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008. We adopted the provisions of this ASC on January 1, 2009 and it did not have a material impact on our consolidated financial statements.

Effective for periods beginning on or after December 15, 2008, the Business Combinations Topic, ASC 805 requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. This statement applies to all business combinations, including combinations among mutual entities and combination by contract alone. We adopted the provisions of this ASC on January 1, 2009 and it did not have a material impact on our consolidated financial statements.

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

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facility) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. On September 22, 2009, we entered into a Limited Waiver and Amendment (the “Waiver and Amendment”) with respect to the credit agreement governing our senior secured credit facility. Pursuant to the Waiver and Amendment, in return for certain consideration, the requisite revolving credit facility lenders conditionally waived our compliance with the senior secured leverage ratio maintenance covenant set forth in the credit agreement for the fiscal three-month period ended September 27, 2009 and the fiscal three-month period ending December 31, 2009. For additional information regarding the Waiver and Amendment, see Note 9 (Indebtedness) to our consolidated financial statements. On December 31, 2009, we were in compliance with the senior secured leverage ratio maintenance covenant (irrespective of the Waiver and Amendment), the other covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes.

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

The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the periods presented:

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.	$(41.8)	(997.1)	(254.3)
Gain on exchange of debt	(178.7)	—	—
Interest expense, net	257.3	277.0	281.6
Income taxes	15.5	(110.5)	34.8
Depreciation and amortization	191.6	237.4	294.6

EBITDA	243.9	(593.2)	356.7

Noncontrolling interest (a)	0.1	(0.5)	0.1
Restructuring and non-recurring (b)	22.9	44.8	40.1
Cost Savings and Inventory Optimization (c)	23.9	56.0	14.5
Non cash and purchase accounting effects (d)	(4.6)	863.7	29.2
Management fee and other (e)	(2.3)	6.3	6.4

Adjusted EBITDA	$283.9	377.1	447.0

Total Senior Secured Net Debt	$966.6

Senior Secured Leverage Ratio for the twelve-month period ended December 31, 2009	3.40

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.
(b)	Relates primarily to restructuring and non-recurring costs.
(c)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management, including headcount reductions, indirect cost savings, and inventory optimization programs. For the fiscal years ended December 31, 2009 and December 31, 2008, estimated cost savings includes facility rationalizations and headcount reductions.

(d)	Non-cash items include the effects of (i) stock-based compensation expense, (ii) purchase accounting, (iii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iv) unrealized natural gas derivative gains or losses, and (v) reserve changes and impairment charges. For the fiscal year ended December 31, 2009, non-cash items include: (i) stock-based compensation expense of $0.7, (ii) unrealized foreign currency exchange gain of $4.4, and (iii) unrealized gain on natural gas derivative contracts not designated as cash flow hedges of $0.9. For the fiscal year ended December 31, 2008, non-cash items include: stock-based compensation expense of $1.2; (ii) unrealized foreign currency exchange loss of $3.9; (iii) unrealized loss on natural gas derivative contracts not designated as cash flow hedges of $1.1; and (iv) goodwill impairment charge of $857.5.
(e)	Management Fees and Other include (i) management and other fees to Apollo and affiliates, (ii) transition service agreements with General Electric, and (iii) the exclusion of our unrestricted subsidiary.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk. We have issued fixed and variable-rate debt to finance the Acquisition and will be subject to the variations in interest rates in respect of our floating-rate debt. Borrowings under our senior secured credit facility accrue interest at variable rates. In March 2008, however, we entered into an interest rate swap agreement with a notional amount of $185 million to protect a portion of our variable rate term loan debt under our senior secured credit facility from interest rate volatility. Pursuant to the swap agreement, which expires on March 31, 2010, we agreed to pay a fixed rate charge on the notional amount in exchange for receiving floating payments based on one-month LIBOR on the same amount. Assuming our term loans are funded entirely in U.S. dollars and taking into consideration the above interest rate swap, a 100-basis-point increase in LIBOR on our debt balances outstanding as of December 31, 2009 under our senior secured credit facility (including our synthetic letter of credit facility) would increase our annual interest expense by $11.2 million. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Commodity Price Risk. We are subject to changes in our costs of sales caused by fluctuations in prices of commodities and raw materials. We pursue ways to diversify and minimize material costs through second sourcing and low-cost country sourcing. Also, we will consider hedging strategies that minimize risk or reduce volatility when available.

Foreign Exchange Risk. Revenue denominated in foreign currencies accounted for approximately 48% and 49% of our total worldwide revenue for 2009 and 2008, respectively. As a result, we have exposure to foreign exchange risk related to transactions denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both inter-company and third-party) and loan repayments. If the U.S. dollar strengthens by 1%, our operating income would be reduced by approximately $1 million per year.

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

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective to provide reasonable assurance that the information the Company is required to disclose in reports that its files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2009 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting, which is included herein.

Change in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Option Agreement Amendments

On March 5, 2010, to better incentivize its executives, the Company amended the vesting criteria for all outstanding performance vesting options (Tranche B and Tranche C options), including those held by the named executive officers. The Tranche B options now vest on the earlier of (i) the date that Apollo’s internal rate of return on its Momentive capital stock investment is equal to or exceeds 20% and (ii) Apollo’s achievement of a minimum cash-on-cash return of 1.75 times its Momentive capital stock investment. The Tranche C options now vest on the earlier of (i) the date that Apollo’s internal rate of return on its Momentive capital stock investment is equal to or exceeds 25% and (ii) Apollo’s achievement of a minimum cash-on-cash return of 2.25 times its Momentive capital stock investment. Previously, vesting for these options was tied only to the internal rate of return criteria described above.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth the executive officers and directors of the Company as well as directors of Holdings, as indicated below:

Name	Age	Title
Dr. Jonathan Rich	54	President, CEO, Director of the Company and Director of Holdings
Anthony Colatrella	54	Chief Financial Officer
Douglas Johns	52	General Counsel, Secretary and Director of the Company
Anthony Greene	50	Global Business Development Leader
Steven Delarge	52	President and CEO—Silicones Americas
Dr. Ian Moore	50	President and CEO—Silicones Europe, Middle East, Africa and India
John Dandolph	34	President and CEO—Silicones Asia Pacific
Mike Modak	53	Chief Commercial Officer
Dr. Raymond Kolberg	48	President and CEO—Quartz
Shawn Williams	46	President and CEO—Global Sealants
Dr. Eric Thaler	49	Chief Technology Officer
Joerg Krueger	46	General Manager—Global Operations
Edward Stratton	51	Global Human Resources Leader
Edu Araujo	52	Global EHS Leader
Justin Stevens	29	Director of the Company and Holdings
Stan Parker	34	Director of Holdings
Joshua Harris	45	Director of Holdings
Dr. William Joyce	74	Director of Holdings
Scott Kleinman	37	Director of Holdings
Marv Schlanger	61	Director of Holdings
Kenneth Cordell	52	Director of Holdings
Stephen Sedita	58	Director of Holdings

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

Anthony Greene—Mr. Greene was appointed Global Business Development Leader of the Company in January 2010. Mr. Greene joined the Company from GE upon the closing of the Acquisition. Prior to his current role, Mr. Greene served as Global Financial Planning and Analysis Manager since the Acquisition. Prior to the Acquisition, he served as Global Financial Planning and Analysis Manager for GE Advanced Materials since 2005. Mr. Greene joined GE in 1981 and has held numerous financial management roles in a wide variety of GE businesses in the U.S., Asia and Europe. Mr. Greene holds a bachelor’s degree in finance from Purdue University.

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

John Dandolph—Mr. Dandolph was appointed President and CEO of the Silicones Asia Pacific business in January 2010. Mr. Dandolph joined the Company from GE upon the closing of the Acquisition. Previously, he served as Chief Financial Officer of the Silicones Asia Pacific business from 2007 to 2010, Financial Planning and Analysis Manager for the Pacific from 2006-2007, and Finance Manager for Japan and Korea in 2006. Prior to the Acquisition, he served as Finance Manager for Japan and Korea at GE Advanced Materials since 2004. Prior to joining GE Advances Materials, he held several roles with GE Plastics in North America and Mexico. Mr. Dandolph joined GE in 2001. Mr. Dandolph holds a bachelor’s degree in business administration from Boston University.

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

Stan Parker—Mr. Parker was appointed a Director of Holdings upon its formation in September 2006. Mr. Parker is a Partner at Apollo, where he has been employed since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker serves on several boards of directors, including AMC Entertainment Inc., Affinion Group Inc. and CEVA Group Plc. During the past five years, he has also served on the board of directors of United Agri Products and Quality Distribution, Inc.

Joshua Harris—Mr. Harris was appointed Chairman of the Board of Directors of Holdings in December 2006. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Apollo Global Management, LLC, Berry Plastics Group, Inc., CEVA Logistics and Hexion Specialty Chemicals, Inc. During the past five years, he has also served on the board of directors of the general partner of AP Alternative Assets, L.P., Verso Paper, Metals USA, Nalco, Allied Waste Industries, Pacer International, General Nutrition Centers, Furniture Brands International, Compass Minerals Group, Alliance Imaging, NRT Inc., Covalence Specialty Materials, United Agri Products, Quality Distribution, Whitmire Distribution, and Noranda Aluminum.

Dr. William H. Joyce—Dr. Joyce was appointed a Director of Holdings in December 2006. Dr. Joyce is Chairman and CEO of Advanced Fusion Systems LLC. Dr. Joyce served as CEO and Chairman of Nalco Holding Company from November 2003 until his retirement in December 2007. Dr. Joyce, prior to his appointment as CEO and Chairman of Nalco Company, served as CEO and Chairman at Hercules Incorporated and prior to that at Union Carbide. Dr. Joyce holds a B.S. degree in Chemical Engineering from Penn State University, and M.B.A. and Ph.D. degrees from New York University. Dr. Joyce received the National Medal of Technology Award in 1993 from President Clinton, the Plastics Academy’s Lifetime Achievement Award in 1997, and the Society of Chemical Industry Perkin Medal Award in 2003. Dr. Joyce also serves as a director of CVS Caremark Corporation and is a trustee of the Universities Research Association, Inc. During the past five years, he has also served on the board of directors of Celanese Corp. and El Paso Corp.

Scott Kleinman—Mr. Kleinman was appointed a Director of Holdings in November 2006. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Noranda Aluminum Holding Corp., Hexion Specialty Chemicals, Inc., Realogy Corp. and Verso Paper Corp.

Marvin O. Schlanger—Mr. Schlanger joined the Holdings Board of Directors in February 2007. He has been a Director and Vice Chairman of the Board of Directors of Hexion Specialty Chemicals since June 29, 2005. Mr. Schlanger served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. From February 2006 until April 2007, he also served as Chairman of the Board of Covalence Specialty Materials LLC. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, Mr. Schlanger held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. Mr. Schlanger is also a director and the Chairman of the Board of CEVA Group Plc, and a director of UGI Corporation, UGI Utilities Inc. and Amerigas Partners, LLP.

Stephen Sedita—Mr. Sedita was appointed a Director of Holdings in May 2009. Mr. Sedita serves as Chief Financial Officer and Vice President of GE Home and Business Solutions (formerly GE Consumer & Industrial), a business of General Electric Company. Prior to his current role, Mr. Sedita was Vice President and Chief Financial Officer of GE Aviation. General Electric Company and its subsidiaries have employed Mr. Sedita in a variety of positions for over 35 years.

Kenneth Cordell—Mr. Cordell was appointed a Director of Holdings in May 2009. Mr. Cordell has been a consultant to Apollo Management, L.P. since June 2009. Prior to that time, he served as Chief Executive Officer and Chairman of the Board of United Agri Products from November 2003 until May 2008. Mr. Cordell first joined United Agri Products in 2001 as its President and Chief Operating Officer. Prior to that time, Mr. Cordell held various positions with FMC Corporation, BASF Corporation and Rohm and Haas.

Board Overview and Structure

The Company is a wholly-owned subsidiary of Holdings. Holdings is a privately held company whose outstanding shares are owned approximately 88% by affiliates of Apollo Management VI, L.P., 10% by GE Capital Equity Investments, Inc. and 2% by certain current and former employees and other service providers of the Company. The members of the Board of Directors of the Company are Dr. Jonathan Rich, Justin Stevens and Douglas Johns. The Board of Directors of the Company has not established any Board committees. The members of the Board of Directors of Holdings consist of Joshua Harris (Chairman), Dr. Jonathan Rich, Dr. William Joyce, Scott Kleinman, Stan Parker, Justin Stevens, Marvin Schlanger, Stephen Sedita and L. Kenneth Cordell. The Holdings Board has established four standing committees. The members of the Executive Committee consist of Joshua Harris, Dr. Jonathan Rich, Scott Kleinman and Stan Parker. The members of the Audit Committee consist of Stan Parker, Scott Kleinman and Justin Stevens. The members of the Compensation Committee consist of Joshua Harris, Stan Parker and L. Kenneth Cordell. The members of the Environmental, Health and Safety Committee consist of Dr. Jonathan Rich, Dr. William Joyce, Scott Kleinman and Justin Stevens. Furthermore, pursuant to the securityholders agreement, GE Capital Equity Investments, Inc. (“GE Equity”) is entitled to designate one member of the Holdings Board of Directors (currently, Stephen Sedita) or one non-voting observer of Holdings Board meetings, depending on its level of ownership of Holdings. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

Board Qualifications

We believe that the Boards of Directors of Holdings and of the Company are best served by having a mix of leadership personnel from our principal stockholders (Harris, Stevens, Parker, Kleinman, and Cordell from Apollo and Sedita from GE Equity), members of our executive leadership team (Rich and Johns) and industry experts (Schlanger and Joyce). We look for prospective candidates who have extensive experience in the Company’s industry and knowledge of the Company’s competitive landscape, experience managing or overseeing complex, global business organizations, including highly leveraged companies, and extensive experience in dealing with strategic issues and transactions. In addition, we consider a wide variety of qualifications, experience, attributes, skills and other factors in evaluating candidates to the Boards of Directors of Holdings and of the Company.

We believe that Holdings is best served by having a Chairman of the Board who can best identify and act on the strategic issues to be considered by the Board of Directors and has a wide-ranging, in-depth knowledge of the Company’s industry and competitive landscape. Based on Mr. Harris’ senior position at Apollo, including his experience with other Apollo portfolio companies in the chemicals industry, and his extensive financial and business experience, including his experience as a strategic mergers and acquisitions banker, we believe that Mr. Harris has the necessary qualifications and skills to serve as Holdings’ Chairman. As a result of Mr. Kleinman’s position at Apollo, including his experience with other Apollo portfolio companies in the chemicals industry, and his extensive financial and business experience, including his investment banking background, we believe that Mr. Kleinman has the necessary qualifications and skills to serve as a director of Holdings. Based on Mr. Parker’s position at Apollo, including his experience with other Apollo portfolio companies, and his extensive financial and business experience, including his investment banking background, we believe that Mr. Parker has the necessary qualifications and skills to serve as a director of Holdings. Based on Mr. Stevens’ position at Apollo, including his experience with other Apollo portfolio companies, and his extensive financial and business experience, including his background in leverage finance, we believe that Mr. Stevens has the necessary qualifications and skills to serve as a director of Holdings and the Company. In light of Mr. Schlanger’s in-depth knowledge of the Company’s industry and the competitive challenges and opportunities facing the Company gained through his extensive executive leadership and management experience in the chemicals industry, we believe that Mr. Schlanger has the necessary qualifications and skills to serve as a director of Holdings. Based on Mr. Joyce’s in-depth knowledge of the Company’s industry and the competitive challenges and opportunities facing the Company gained through his extensive executive leadership and management experience in the chemicals industry, we believe that Mr. Joyce has the necessary qualifications and skills to serve as a director of Holdings. Based on Mr. Cordell’s extensive executive leadership and management experience and consulting relationship with Apollo, we believe that Mr. Cordell has the necessary qualifications and skills to serve as a director of Holdings. In light of Mr. Sedita’s extensive executive leadership and management experience with GE businesses in similar industries and his substantive background in finance and accounting, we believe that Mr. Sedita has the necessary qualifications and skills to serve as a director of Holdings. Based on his extensive experience and knowledge of the Company’s operations, competitive challenges and opportunities and chemicals industry gained through his position as President and CEO of the Company and his prior executive leadership and management experience in the rubber and chemicals industry, we believe that Mr. Rich has the necessary qualifications and skills to serve as a director of Holdings and the Company. Based on his extensive experience with and knowledge of the Company’s business and his substantive background in legal and regulatory matters facing companies in the chemicals industry and corporate governance matters, gained through his position as General Counsel and Corporate Secretary of the Company and his prior senior positions with various GE businesses, we believe that Mr. Johns has the necessary qualifications and skills to serve as a director of the Company.

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

Role of Compensation Committee

A Compensation Committee was formed in February 2007 to assist the Holdings Board in more fully developing and implementing the compensation program for the CEO and other executives. The members of the Compensation Committee are Joshua Harris, Stan Parker and L. Kenneth Cordell. The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. The Compensation Committee and the CEO together assess the performance and compensation of the other named executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that the compensation, taken as a whole, is competitive and appropriate compared to similarly situated executives in other corporations within the industry. In setting executive compensation the Compensation Committee considers general market data on compensation paid to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies of similar revenues and operational complexity, including industry compensation surveys provided by third party consultants. The Compensation Committee, however, has not retained the services of a third party to provide advice on executive compensation. When making its executive compensation decisions, the Committee does not engage in formal benchmarking against any peer group of companies, but uses external data as a reference point and evaluates each executive’s scope of responsibility and overall contributions to Company performance. In setting executive compensation, the Committee also reviews historical compensation data.

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

Annual Cash Compensation. The base salaries of our executive officers depend on their position within the Company or its subsidiaries, the length of their service with the Company or its subsidiaries, the scope of their responsibilities and the period during which they have been performing those responsibilities and their overall performance. Base salaries are reviewed annually. Due to the global recession in 2009, the salaries for Jonathan Rich, our President and CEO, and our senior leadership team (including all of our named executive officers) were temporarily reduced by 10 percent beginning on April 1, 2009. As a result of the recovery in our business in the second half of 2009 compared to the first half of the year, in January 2010, we restored the salaries of Mr. Rich and our senior leadership team (including all of our named executive officers) to their pre-April 2009 levels, retroactive to the first pay period in January 2010. In fiscal year 2009, our executive officers were eligible to earn annual bonuses under our Annual Cash Bonus Plan (the “Annual Cash Bonus Plan”) based on the achievement of overall business performance objectives during the first and second half of 2009, and/or contributions in unique circumstances as determined by the Compensation Committee (we refer to cash bonuses for 2009 under our Annual Cash Bonus Plan, collectively, as our “2009 incentive bonus plan”). Although the Compensation Committee has the authority to exercise discretion and award bonuses for unique circumstances despite the failure to achieve applicable performance objectives, it did not exercise this authority in connection with 2009 bonuses for our named executive officers. For executives with global roles, the applicable business performance objectives were based on the Company’s Adjusted EBITDA, as calculated under our credit agreement and indentures, and a measure of working capital turnover in the first and second half of 2009. For executives dedicated to a particular business, the applicable business objectives were based on Adjusted EBITDA, calculated in the same manner, and a measure of working capital turnover of the Company and of the particular business in the first and second half of 2009. (For additional information regarding the calculation of Adjusted EBITDA under our credit agreement and indentures, see “Financial Measures that Supplement GAAP” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) In 2009, named executive officers were eligible for a bonus of up to two times their target bonus, and target bonuses ranged from 40 percent to 100 percent of base salary. We expect our 2010 incentive bonus plan to be structured similarly to our 2009 incentive bonus plan except that annual, rather than bi-annual, business performance objectives will likely be adopted.

Employment Agreements. It is the Company’s policy not to enter into employment agreements for a fixed employment term with executive officers other than its CEO and executives outside the U.S. in accordance with local practice. On June 8, 2007, Jonathan Rich was appointed as President, Chief Executive Officer and as a member of the Board of Directors of the Company and of Holdings. In connection with his appointment, Dr. Rich and the Company entered into an employment agreement with a term of five years. The Company also entered into definitive and binding term sheets prior to the closing of the Acquisition with certain management employees, including Steven Delarge, its Chief Financial Officer in 2008 and current President & CEO of the Silicones Americas business; and Dr. Raymond Kolberg, President & CEO of the Quartz business. These binding term sheets committed each executive to make specified investments in Holdings common stock, provided for employment on an at-will basis and set forth the executive’s compensation and benefits, including option grants and severance benefits, among other terms. The above referenced employment agreement and term sheets are discussed in more detail below under “—Management Arrangements.” Messrs. Rich, Delarge and Kolberg along with Anthony Colatrella, the Company’s current Chief Financial Officer, and Mike Modak, the Company’s Chief Commercial Officer, are collectively referred to herein as the “Named Executive Officers”.

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

Equity Investments by Named Executive Officers. All of the Named Executive Officers have purchased Holdings common stock under the 2007 Long-Term Incentive Plan in connection with their hiring, their promotion to a new position or the consummation of the Acquisition. Messrs. Colatrella, Delarge and Modak purchased Holdings common stock in 2009, and Messrs. Rich, Delarge and Kolberg purchased Holdings common stock in 2007. Such purchases were made pursuant to subscription agreements. The price per share paid by the Named Executive Officers for Holdings common stock in 2009 and 2007 was $100 per share, the same purchase price per share paid by Apollo in the Acquisition. The equity investment opportunity, along with the stock option awards described below, are structured to incentivize management to generate substantial equity value and for gain sharing with our investors.

All equity securities in Holdings purchased by the executives are subject to restrictions on transfer, repurchase rights and other limitations set forth in our securityholders agreement. See “Certain Relationships and Related Party Transactions, and Director Independence.”

Stock Option Grants to Named Executive Officers. All of the Named Executive Officers have been granted options to purchase Holdings common stock under the 2007 Long-Term Incentive Plan in connection with their hiring, their promotion to a new position or the consummation of the Acquisition. Messrs. Colatrella, Delarge and Modak were granted options in 2009, and Messrs. Rich, Delarge and Kolberg were granted options in 2007. The number of options granted was relative to the shares of Holdings common stock purchased by the executive and the executive’s position. The exercise price per share of Holdings common stock subject to the options granted to the Named Executive Officers in 2009 and 2007 is $100, the same purchase price per share paid by Apollo in the Acquisition and paid by the Named Executive Officers in purchasing shares under the 2007 Long Term Incentive Plan. Approximately one-third of the options granted to the Named Executive Officers are time vesting options and approximately two-thirds are performance vesting options. The time vesting options granted in 2009 and 2007 to the Named Executive Officers vest in equal annual installments over a period of four years and five years, respectively. In early March 2010, to better incentivize its executives, the Company amended all outstanding performance vesting options, including those held by the Named Executive Officers, tieing vesting to the earlier of (i) Apollo’s achievement of a specified internal rate of return on its Momentive capital stock investment and (ii) Apollo’s achievement of a specified cash-on-cash return on its Momentive capital stock investment. Previously, vesting for these options was tied only to the internal rate of return criteria.

Retirement Plans. We believe that our pension plans are an important retention tool. We balance the effectiveness of these plans as a compensation and retention tool with our cost of providing them. We provide retirement benefits for our U.S. employees under the Momentive Pension Plan, the Momentive Supplementary Pension Plan and the Momentive Excess Benefit Plan. Our subsidiaries in certain jurisdictions also provide retirement benefits for their employees under various other plans. The Momentive Pension Plan is a broad-based tax-qualified plan providing benefits for approximately 2,200 exempt and non-exempt U.S. employees as of December 31, 2009, including the Named Executive Officers. We also provide the Momentive Supplementary Pension Plan to approximately 30 U.S. plan participants, including the Named Executive Officers, to provide for retirement benefits above amounts available under the Momentive Pension Plan. Unlike the Momentive Pension Plan, the Momentive Supplementary Pension Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes. The benefit formula under these plans is described below in the Pension Benefits Table. The Momentive Supplementary Pension Plan is a strong retention tool because executives are generally not eligible for such benefits if they leave the Company prior to reaching age 60.

Other Benefits and Perquisites. Our executive officers are also eligible to receive certain other benefits and perquisites. These benefits include participation in our employee benefit plans, such as medical, supplemental life and disability insurance, our 401(k) plan with annual matching Company contributions up to a maximum of 4% of salary or $9,800, our relocation policy and our tuition reimbursement program, in each case on the same basis as our other employees. We also from time to time provide new executive hires with sign-on bonuses for recruitment purposes. In connection with their hiring, Mr. Colatrella and Mr. Modak received sign-on bonuses, payable upfront, in the case of Mr. Colatrella, and over a period of two years, in the case of Mr. Modak. Due to the global recession in 2009, we temporarily suspended our 401K savings plan matching contributions program and tuition reimbursement program beginning in January 2009 for certain salaried employees including all executive officers and have not yet reinstated these programs to date. We will periodically revaluate the need for the continued suspension of these programs during 2010. The perquisites for our Named Executive Officers consist of the participation in our leadership life insurance program in lieu of our basic life insurance, our supplementary pension plan (as described in Retirement Plans above) and, for one Named Executive Officer who joined the Company from GE in connection with the Acquisition, participation in our leased company vehicle program. The leased company vehicle program, however, is a carryover of GE’s program, which is being eliminated. While we believe that perquisites should be a minor part of executive compensation, we recognize the need to provide our executive officers with certain perquisites that are reasonable and consistent with our overall compensation program. The Compensation Committee periodically reviews the benefits and perquisites provided to our executive officers.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of Holdings has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report. The Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors of Holdings and our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

Compensation Committee of the Board of Directors of Holdings:

Joshua Harris

Stan Parker

L. Kenneth Cordell

Compensation Committee Interlocks and Insider Participation

Messrs. Harris, Parker and Cordell, whose names appear on the Compensation Committee Report above, are members of our Compensation Committee. Messrs. Harris and Parker are partners of Apollo Management, L.P., our controlling shareholder. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during fiscal year 2009.

Summary Compensation Table

The following summary compensation table reflects certain information concerning compensation for services in all capacities awarded to, earned by or paid during the years ended December 31, 2009, 2008 and 2007 to each person who served as our Chief Executive Officer during the most recent fiscal year, each person who served as our Chief Financial Officer during the most recent fiscal year and the three most highly compensated executive officers, other than our Chief Executive Officer and Chief Financial Officer, employed by us as of December 31, 2009. The following summary compensation table does not provide compensation information for previous years to the extent that such Named Executive Officers were not named executive officers in prior years.

Name and Principal Position	Year	Salary ($)		Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compen- sation (4) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings (5) ($)	All Other Compen- sation (6) ($)	Total ($)
Dr. Jonathan Rich	2009	601,250		—	—	—	877,500	152,708	10,256	1,641,714
President and Chief Executive Officer	2008	650,000		—	—	—	—	140,336	57,073	847,409
	2007	365,789	(7)	182,894	—	1,660,615	227,771	—	42,178	2,479,247

Anthony Colatrella (8) Chief Financial Officer	2009	345,393		100,000	—	334,331	394,875	—	31,633	1,206,232

Steven Delarge (9)	2009	349,380		—	—	60,373	364,420	118,197	7,844	900,214
President and Chief Executive Officer—Silicones Americas and former Chief Financial Officer	2008	328,869		—	—	—	—	98,589	17,038	444,496
	2007	308,626		460,000	—	170,608	72,759	192,941	19,148	1,224,082

Mike Modak (10) Chief Commercial Officer	2009	369,584		133,333	—	167,166	324,000	98,728	5,129	1,097,940

Dr. Ray Kolberg (11)	2009	356,051		—	—	—	195,360	126,468	3,111	680,990
President and Chief Executive Officer—Quartz	2007	331,629		272,000	—	146,987	17,242	85,159	21,922	874,939

(1)	In connection with his hiring, Mr. Colatrella was paid a sign-on bonus of $100,000. In 2009, Mr. Modak was paid $133,333, the portion of his original sign-on bonus which was payable after his twelve-month anniversary of employment with the Company. For fiscal year 2007, certain Named Executive Officers were eligible to receive: (i) cash retention bonuses for remaining in the employment of the Company from December 3, 2006 through December 3, 2007, the one-year anniversary of the Acquisition, and (ii) minimum guaranteed incentive bonuses under the Company’s 2007 incentive bonus plan. The retention bonuses and/or minimum guaranteed incentive bonuses earned by Messrs Rich, Delarge and Kolberg in 2007 were: (i) Rich: Guaranteed Minimum Incentive Bonus—$182,894; (ii) Delarge: Guaranteed Minimum Incentive Bonus—$210,000 and Retention Bonus—$250,000; and (iii) Kolberg: Guaranteed Minimum Incentive Bonus—$112,000 and Retention Bonus—$160,000. Pursuant to the merger agreement governing the Acquisition, GE reimbursed us for one-half of these retention bonuses.
(2)	This column reflects the aggregate grant date fair value in the applicable fiscal year for stock awards of Holdings common stock granted in such fiscal year in accordance with FABS ASC Topic 718. In fiscal year 2009 and 2007, all of the Named Executive Officers who purchased shares of Holdings common stock, purchased those shares under the 2007 Long-Term Incentive Plan at a price per share equal to or greater than the fair market value of the stock determined in accordance with the Plan at the time of sale. Because the stock was not purchased at a discount to its fair market value at the time of sale, no amount is recognized in this column.
(3)	This column reflects the aggregate grant date fair value in the applicable fiscal year for option awards to purchase Holdings common stock granted in such fiscal year in accordance with FABS ASC Topic 718. The amounts in this column reflect the deemed aggregate grant date fair value of such option awards and do not reflect the amount of compensation actually received by the Named Executive Officer.

(4)	This column reflects the amounts earned by the Named Executive Officers under our incentive bonus plan less the guaranteed portion of such bonuses. The guaranteed portion of the bonuses earned under our 2007 incentive bonus plans are described in footnote (1) above. None of the Named Executive Officers in 2008 and 2009 were eligible for a guaranteed incentive bonus in connection with such fiscal year.
(5)	The change in pension values refers to the aggregate change in the present value of the Named Executive Officer’s accumulated benefits under all plans that provide for the payment of retirement benefits or benefits paid primarily after retirement (including tax-qualified defined benefit plans and supplemental executive retirement plans and excluding tax-qualified defined contribution plans) from the measurement date used for preparing the prior period year-end financial statements to the measurement date used for preparing the current period year financial statements. For our Named Executive Officers in 2009, such amounts were: Rich—$152,708, Colatrella—$0, Delarge—$118,197, Modak—$98,728 and Kolberg—$126,468. In 2008, such amounts for Messrs. Rich and Delarge were as follows: Rich—$140,336 and Delarge—$98,589. In 2007, such amounts for Messrs. Rich, Delarge and Kolberg were as follows: Rich—$0, Delarge—$192,941 and Kolberg—$85,159. See the Pension Benefits table below for additional information regarding our pension calculations, including the assumptions used for these calculations. Non-qualified deferred compensation earnings refer to above-market or preferential earnings on compensation that is deferred on a non-tax-qualified basis. None of our Named Executive Officers received non-qualified deferred compensation earnings.
(6)	The Named Executive Officers participated in the following Company programs in 2009 as indicated: (i) Rich: Leadership Life Insurance—$10,256; (ii) Colatrella: Leadership Life Insurance—$1,262, Relocation—$20,413 and Relocation Tax Assistance—$9,957; (iii) Delarge: Automobile—$1,810 and Leadership Life Insurance—$6,034; (iv) Modak: Leadership Life Insurance—$5,129 and (v) Kolberg: Leadership Life Insurance—$3,111.
(7)	Dr. Rich’s salary in 2007 reflects only the amounts paid in 2007 following his start date with the Company on June 8, 2007.
(8)	Mr. Colatrella was appointed Chief Financial Officer on January 12, 2009.
(9)	Mr. Delarge resigned as Chief Financial Officer and was appointed President and Chief Executive Officer of the Company’s Silicones Americas business on January 12, 2009.
(10)	Mr. Modak was not a Named Executive Officer in 2008 and therefore his compensation for that year is not reported.
(11)	Dr. Kolberg was not a Named Executive Officer in 2008 and therefore his compensation for that year is not reported.

Management Arrangements

Rich Employment Agreement. In connection with his commencement of employment with the Company, Dr. Rich and the Company entered into an employment agreement on June 8, 2007. Dr. Rich’s employment agreement provides for an initial five-year employment period, subject to annual renewal unless either party gives 90 days notice of its intention not to renew. Pursuant to his employment agreement, Dr. Rich is entitled to an annual base salary of not less than $650,000 and is eligible for an annual target bonus of 100% of his base salary, which bonus may be higher or lower based on actual performance. In addition, Dr. Rich was entitled to a pro rata bonus for the Company’s 2007 fiscal year, with a minimum bonus of no less than one half of the base salary that he earned during the year. In 2009, due to the global recession, Dr. Rich waived 10% of his salary while pay reductions were in effect for Momentive’s senior leadership team, which spanned the period from April 2009 through December 2009. Dr. Rich is also entitled to participate in employee benefit plans made available to senior executives of the Company and reimbursement for certain relocation expenses. A description of the severance provisions in Mr. Rich’s employment agreement is set forth below in “—Potential Payments upon Termination or Change in Control.”

Term Sheets. In connection with the consummation of the Acquisition, the Company entered into definitive and binding term sheets with certain Named Executive Officers.

Delarge Term Sheet. Pursuant to his term sheet, Mr. Delarge’s employment is on an at-will basis. Under his term sheet, Mr. Delarge is entitled to an annual base salary of not less than $290,000 and is eligible for a target annual bonus of not less than $250,000 (with a minimum guaranteed bonus of $210,000 for fiscal year 2007). Mr. Delarge is also entitled to $15,000 in annual compensation in lieu of GE benefits or participation in our leased vehicle program.

Kolberg Term Sheet. Pursuant to his term sheet, Mr. Kolberg’s employment is on an at-will basis. Under his term sheet, Mr. Kolberg is entitled to an annual base salary of not less than $330,000 and is eligible for a target annual bonus of not less than $145,000 (with a minimum guaranteed bonus of $112,000 for fiscal year 2007).

Pursuant to their term sheets, the above Named Executive Officers are entitled to severance benefits that are no less favorable than those to which such executive was entitled to under the policies and practices of GE in effect as of December 3, 2006, which are more fully described below in “Potential Payments Upon Termination or Change in Control”. Pursuant to their term sheets, the above Named Executive Officers are also subject to certain non-competition and non-solicitation restrictions during the terms of their employment and for one year following the termination of their employment, and ongoing confidentiality obligations. The above Named Executive Officers were also obligated under their term sheets to purchase common stock of Holdings. In connection with such purchases, Holdings was obligated to grant the Named Executive Officers options to purchase additional shares of Holdings common stock. Such stock purchases and option grants are described below in “Share Purchases” and “Option Awards”, respectively.

Colatrella Offer Letter. Pursuant to the terms of his offer letter, Mr. Colatrella’s employment is on an at-will basis. Under his offer letter, Mr. Colatrella was also entitled to receive and was paid a $100,000 sign-on bonus and is eligible for certain severance benefits, which are more fully described below in “Potential Payments Upon Termination or Change in Control”.

Modak Offer Letter. Pursuant to the terms of his offer letter, Mr. Modak’s employment is on an at-will basis. Under his offer letter, Mr. Modak is also entitled to receive a sign-on bonus totaling $400,000, which is payable in three equal installments over a two-year period, and is eligible for certain severance benefits, which are more fully described below in “Potential Payments Upon Termination or Change in Control”. $133,334 of Mr. Modak’s sign-on bonus was paid following his hiring, $133,333 was paid following his one-year anniversary of employment in June 2009 and the remaining $133,333 is payable two years after his date of hire unless Mr. Modak has resigned or is terminated for cause prior to such date.

Share Purchases. All of the Named Executive Officers have purchased Holdings common stock under the 2007 Long-Term Incentive Plan in connection with their hiring, their promotion to a new position or the consummation of the Acquisition. Such purchases were made pursuant to a subscription agreement at a price per share equal to $100, the same purchase price per share paid by Apollo in the Acquisition.

On December 28, 2009, Messrs. Colatrella and Delarge purchased 3,000 and 500 shares of Holdings common stock, respectively. On December 28, 2009, Holdings and Modak also agreed to modify the number of shares to be purchased by Modak from 5,000 to 1,500 shares, and Modak purchased such 1,500 shares fulfilling his commitment. On June 8, 2007, Dr. Rich invested $2.5 million in Holdings, pursuant to which he purchased 25,000 shares of Holdings common stock. On March 30, 2007, Messrs. Delarge, and Kolberg each purchased 2,500 shares of Holdings common stock, following Holding’s establishment of the 2007 Long-Term Incentive Plan.

All Holdings common stock purchased by the Named Executive Officers are subject to restrictions on transfer, repurchase rights and other limitations set forth in our securityholders agreement. See “Certain Relationships and Related Party Transactions and Director Independence.”

Option Awards. All of the Named Executive Officers have been granted options to purchase Holdings common stock under the 2007 Long-Term Incentive Plan in connection with their hiring, their promotion to a new position or the consummation of the Acquisition. The number of options granted was relative to the shares of Holdings common stock purchased by the executive and the executive’s position. Such grants were made pursuant to written option grant agreements. The exercise price per share of the Holdings common stock subject to the options issued in 2009 and 2007 to the Named Executive Officers is $100 per share, the same purchase price per share paid by Apollo in the Acquisition. Approximately one-third of the options granted to the Named Executive Officers are time vesting options. The time vesting options granted in 2009 will vest and become exercisable in four equal annual installments, and those granted in 2007 will vest and become exercisable in five equal annual installments. Approximately two-thirds of the options granted to the Named Executive Officers are performance vesting options. In early March 2010, to better incentivize its executives, the Company amended the vesting criteria for these options by tieing vesting to the earlier of (i) Apollo’s achievement of a specified internal rate of return (“IRR”) on its Momentive capital stock investment and (ii) Apollo’s achievement of a specified cash-on-cash return on its Momentive capital stock investment. Previously, vesting for these options was tied only to the internal rate of return criteria. As a result, one half of the performance vesting options now vest on the earlier of (i) the date that Apollo’s IRR on its Momentive capital stock investment is equal to or exceeds 20% and (ii) Apollo’s achievement of a minimum cash-on-cash return of 1.75 times its Momentive capital stock investment. The other half of the performance vesting options now vest on the earlier of (i) the date that Apollo’s IRR on its Momentive capital stock investment is equal to or exceeds 25% and (ii) Apollo’s achievement of a minimum cash-on-cash return of 2.25 times its Momentive capital stock investment. The vesting terms described above in each case assume the executive’s continued employment with the Company.

On December 28, 2009, Holdings granted Messrs. Colatrella, Delarge and Modak options to purchase 9,000, 1,625 and 4,500 shares of Holdings common stock. On June 8, 2007, Holdings granted Dr. Rich options to purchase 75,000 shares of Holdings common stock . On March 30, 2007 upon the establishment of the 2007 Long-Term Incentive Plan, Holdings granted Messrs. Delarge and Kolberg 8,125, and 7,000 options to purchase Holdings common stock, respectively. All of the above options were granted under the 2007 Long-Term Incentive Plan at an exercise price of $100 per share.

Grants of Plan Based Awards

The following table sets forth information regarding plan-based awards that were granted to each Named Executive Officer in 2009 under the 2009 incentive bonus plan and our 2007 Long-Term Incentive Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dr. Jonathan Rich	N/A	1	650,000	1,300,000	—	—	—	—	—	—	—
Anthony Colatrella	N/A	1	292,500	585,000	—	—	—	—	—	—	—
Common Stock	12/28/09	—	—	—	—	—	—	3,000	—	—	—
Tranche A Options	12/28/09	—	—	—	—	—	—	—	3,000	100	150,440
Tranche B Options	12/28/09	—	—	—	—	3,000	—	—	—	100	94,274
Tranche C Options	12/28/09	—	—	—	—	3,000	—	—	—	100	89,617
Steven Delarge	N/A	1	266,000	532,000	—	—	—	—	—	—	—
Common Stock	12/28/09	—	—	—	—	—	—	500	—	—	—
Tranche A Options	12/28/09	—	—	—	—	—	—	—	542	100	27,180
Tranche B Options	12/28/09	—	—	—	—	542	—	—	—	100	17,032
Tranche C Options	12/28/09	—	—	—	—	541	—	—	—	100	16,161
Mike Modak	N/A	1	240,000	480,000	—	—	—	—	—	—	—
Common Stock	12/28/09	—	—	—	—	—	—	1,500	—	—	—
Tranche A Options	12/28/09	—	—	—	—	—	—	—	1,500	100	75,220
Tranche B Options	12/28/09	—	—	—	—	1,500	—	—	—	100	47,137
Tranche C Options	12/28/09	—	—	—	—	1,500	—	—	—	100	44,809
Dr. Raymond Kolberg	N/A	1	148,000	296,000	—	—	—	—	—	—	—

(1)	The amounts shown in these columns represent the threshold, target and maximum awards that could have been earned by the Named Executive Officers under our 2009 incentive bonus plan less the guaranteed portion of such awards. No Named Executive Officer was entitled to a guaranteed minimum incentive for fiscal year 2009. The Named Executive Officers were eligible to receive bonuses ranging from zero to two times their target bonus depending on the certain business performance goals of the Company or a specific business of the Company in fiscal year 2009. Target bonuses for the Named Executive Officers ranged from 40% to 100% of the executive’s base salary applicable for the 2009 incentive bonus plan.
(2)

This column shows the number of options to purchase Holdings common stock with performance-based vesting requirements granted to the Named Executive Officers in fiscal year 2009. Assuming the executive’s continued employment with the Company, (i) the Tranche B options vest on the earlier of (A) the date that Apollo’s IRR on its Momentive capital stock investment is equal to or exceeds 20% and (B) Apollo’s achievement of a minimum cash-on-cash return of 1.75 times its Momentive capital stock investment and (ii) the Tranche C options vest on the earlier of (A) the date that Apollo’s IRR on its Momentive capital stock investment is equal to or exceeds 25% and (B) Apollo’s achievement of a minimum cash-on-cash return of 2.25 times its Momentive capital stock investment.

(3)	This column shows the Holdings common stock purchased by the Named Executive Officers during fiscal year 2009 under the 2007 Long-Term Incentive Plan. The purchase price paid per share was $100, which was the same purchase price per share paid by Apollo in the Acquisition.
(4)

This column shows the number of options to purchase Holdings common stock with time-based vesting requirements granted to the Named Executive Officers in fiscal year 2009. Assuming the executive’s continued employment with the Company, the Tranche A options vest in four equal installments on each of the 12th, 24th, 36th and 48th month anniversaries of the grant date.

(5)	This column shows the exercise price per share for the options to purchase Holdings common stock granted in fiscal 2009. There is currently no public market for Holdings common stock. The exercise price per share for the options is equal to the greater of (i) the fair market value of the stock determined by the Compensation Committee of the Board of Directors of Holdings in accordance with the Long-Term Incentive Plan at the time of grant and (ii) $100 per share, the purchase price per share paid by Apollo in the Acquisition
(6)	This column shows the aggregate fair value of each option award, calculated as of the applicable grant date in accordance with FASB ASC Topic 718. Because Holdings common stock was not sold at a discount to its fair market value at the time of sale, the aggregate grant date fair value of each stock award is $0. The amounts in this column do not reflect the amount of compensation actually received by the Named Executive Officer during fiscal year 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options outstanding at December 31, 2009 for each of the Named Executive Officers. Such stock options are exercisable for shares of common stock of Holdings. The vesting dates applicable to each stock option award are set forth in footnotes below the table. There were no unvested stock awards for our Named Executive Officers outstanding at December 31, 2009.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Dr. Jonathan Rich
Tranche A Options	10,000	15,000	(2)	—	100	6/8/17	—	—	—	—
Tranche B Options	—	25,000		—	100	6/8/17	—	—	—	—
Tranche C Options	—	25,000		—	100	6/8/17	—	—	—	—

Anthony Colatrella
Tranche A Options	—	3,000	(3)	—	100	12/28/19	—	—	—	—
Tranche B Options	—	3,000		—	100	12/28/19	—	—	—	—
Tranche C Options	—	3,000		—	100	12/28/19	—	—	—	—

Steven Delarge
Tranche A Options	1,626	1,083	(4)	—	100	3/30/17	—	—	—	—
Tranche A Options	—	542	(5)	—	100	12/28/19	—	—	—	—
Tranche B Options	—	2,708		—	100	3/30/17	—	—	—	—
Tranche B Options	—	542		—	100	12/28/19	—	—	—	—
Tranche C Options	—	2,708		—	100	3/30/17	—	—	—	—
Tranche C Options	—	541		—	100	12/28/19	—	—	—	—

Mike Modak
Tranche A Options	—	1,500	(6)	—	100	12/28/19	—	—	—	—
Tranche B Options	—	1,500		—	100	12/28/19	—	—	—	—
Tranche C Options	—	1,500		—	100	12/28/19	—	—	—	—

Dr. Raymond Kolberg
Tranche A Options	1,401	933	(7)	—	100	3/30/17	—	—	—	—
Tranche B Options	—	2,333		—	100	3/30/17	—	—	—	—
Tranche C Options	—	2,333		—	100	3/30/17	—	—	—	—

(1)	All options issued to Dr. Rich, Colatrella, Modak and Kolberg were granted on June 8, 2007, December 28, 2009, December 28, 2009 and March 30, 2007, respectively. Options issued to Mr. Delarge were issued on March 30, 2007 and December 28, 2009. Assuming the executive’s continued employment with the Company, the Tranche B options vest on the earlier of (A) the date that Apollo’s IRR on its Momentive capital stock investment is equal to or exceeds 20% and (B) Apollo’s achievement of a minimum cash-on-cash return of 1.75 times its Momentive capital stock investment. Assuming the executive’s continued employment with the Company, the Tranche C options vest on the earlier of (A) the date that Apollo’s IRR on its Momentive capital stock investment is equal to or exceeds 25% and (B) Apollo’s achievement of a minimum cash-on-cash return of 2.25 times its Momentive capital stock investment.
(2)	Assuming Dr. Rich’s continued employment with the Company, Tranche A options to purchase 5,000 shares of Holdings common stock vest on June 8th of each year from 2010 through 2012.
(3)

No Tranche A options are vested. Assuming Mr. Colatrella’s continued employment with the Company, Tranche A options to purchase 750 shares of Holdings common stock vest on December 28th of each year from 2010 through 2013.

(4)	Assuming Mr. Delarge’s continued employment with the Company, approximately 542 shares will vest on December 3rd of each year from 2010 through 2011.

(5)	No Tranche A options are vested. Assuming Mr. Delarge’s continued employment with the Company, approximately 136 shares will vest on December 28rd of each year from 2010 through 2013.
(6)

No Tranche A options are vested. Assuming Mr. Modak’s continued employment with the Company, Tranche A options to purchase 375 shares of Holdings common stock vest on December 28th of each year from 2010 through 2013.

(7)	Assuming Mr. Kolberg’s continued employment with the Company, approximately 467 shares will vest on December 3rd of each year from 2010 through 2011.

Option Exercises and Stock Vested

No options were exercised by the Named Executive Officers in fiscal year 2009. None of the Named Executive Officers have outstanding stock awards that vested during fiscal year 2009.

Pension Benefits

The following table sets forth for each Named Executive Officer information regarding the benefits payable under each of our plans that provides for payments or other benefits at, following, or in connection with such Named Executive Officer’s retirement. The following table does not provide information regarding tax-qualified or nonqualified defined contribution plans.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)(3)	Payments During 2009 ($)
Dr. Jonathan Rich	Momentive Pension Plan	2.567	44,210	—
	Momentive Supplementary Pension Plan	2.567	248,834	—
	Momentive Excess Benefits Plan	2.567	—	—

Anthony Colatrella	Momentive Pension Plan	—	—	—
	Momentive Supplementary Pension Plan	—	—	—
	Momentive Excess Benefits Plan	—	—	—

Steven Delarge	Momentive Pension Plan	30.501	54,439	—
	Momentive Supplementary Pension Plan	30.501	355,288	—
	Momentive Excess Benefits Plan	30.501	—	—

Mike Modak	Momentive Pension Plan	1.505	29,013	—
	Momentive Supplementary Pension Plan	1.505	69,714	—
	Momentive Excess Benefits Plan	1.505	—	—

Dr. Raymond Kolberg	Momentive Pension Plan	25.481	46,341	—
	Momentive Supplementary Pension Plan	25.481	240,213	—
	Momentive Excess Benefits Plan	25.481	—	—

(1)	Messrs. Delarge and Kolberg have received credit for their years of service with GE prior to the Acquisition for purposes of determining their eligibility for Momentive pension benefits.
(2)

The accumulated benefit is based on service and earnings (base salary and bonus, as described below) that are considered by the plans for the period from January 29, 2007 to December 31, 2009. The present value has been calculated assuming the Named Executive Officers will remain in service with the Company until the age at which retirement could have occurred without any reduction in benefits under the Momentive Supplementary Pension Plan (age 60 for Messrs. Delarge, and Kolberg; age 65 for Mssrs. Rich, Colatrella and Modak) and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 15 of the Notes to our Consolidated and Combined Financial Statements. As described in such note, the interest assumption is 6.10%. If the assumed retirement age was changed to age 65, the normal retirement age on or after April 1, 2008 for exempt employees as defined in the plans, the present value in total for the three plans would instead be $293,044, $0, $287,251, $98,728 and $201,481 for each of Messrs. Rich, Colatrella, Delarge, Modak and Kolberg, respectively. The post-retirement mortality assumption is based on the Uninsured Pensioner 1994 Mortality Table projected to 2015. None of the Named Executive Officers were vested in the Momentive Supplementary Pension Plan as of December 31, 2009.

(3)	Mr. Modak became eligible for benefits under the plans on January 1, 2009, the beginning of the first fiscal year following his hire date. Mr. Colatrella was hired in 2009 and did not become eligible for benefits under the plans until January 1, 2010, the beginning of the first fiscal year following his hire date.

Momentive Pension Plan. The Momentive Pension Plan is a funded and tax qualified retirement program that covers approximately 2,200 eligible U.S. employees as of December 31, 2009. As applicable to the Named Executive Officers, the plan provides benefits based primarily on a formula that takes into account the executive’s earnings for each fiscal year. For fiscal years 2008 and later, the formula under the plan provides an annual benefit accrual equal to the number of the employee’s years of credited service earned after 2007 multiplied by the sum of 1.1% of the executive’s average of compensation in the highest 5 consecutive years of the last 10 years prior to termination (the “5 year average compensation”) up to “covered compensation” and 1.6% of final 5 year average compensation in excess of “covered compensation.” “Covered compensation” is $47,500 for fiscal years through 2010. For fiscal years after 2010, “covered compensation” is equal to Social Security covered compensation as defined in section 401(1)(5)(E) of the Internal Revenue Code and will vary over the years based on the participant’s date of birth and changes in the average of the Social Security taxable wage bases. The executive’s annual earnings taken into account under this formula include base salary and one-half of the eligible bonus payments, but may not exceed an IRS-prescribed limit applicable to tax-qualified plans of $245,000 for 2009.

For fiscal year 2007, the formula provides an annual benefit accrual equal to 1.45% of the executive’s earnings for the year up to $35,000 and 1.9% of his earnings for the year in excess of $35,000. The executive’s annual earnings taken into account under this formula include base salary and one-half of eligible bonus payments, but could not exceed an IRS-prescribed limit applicable to tax-qualified plans of $225,000 for 2007. For service in 2007, the maximum incremental annual benefit an executive could have earned toward his total pension payments under this plan was $4,117.50 ($343.13 per month), payable after retirement as described below.

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

Benefits under the Momentive Pension Plan are subject to the limitations imposed under section 415 of the Internal Revenue Code. The section 415 limit for 2009 is $195,000 per year for a single life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distribution and different annuity starting dates.

Momentive Supplementary Pension Plan. The Company provides the Momentive Supplementary Pension Plan to approximately 30 U.S. plan participants in the executive-band and above to provide for retirement benefits above amounts available under the Company’s tax-qualified and other pension programs. The Supplementary Pension Plan is unfunded and is not qualified for tax purposes. An employee’s annual Supplementary Pension, when combined with certain amounts payable under the Company’s tax-qualified and other pension programs and Social Security, will equal 1.75% of the employee’s “earnings credited for retirement benefits” multiplied by the number of the employee’s years of credited service, up to a maximum of

60% of such earnings credited for retirement benefits. The “earnings credited for retirement benefits” are the employee’s average annual compensation (base salary and bonus) for the highest 36 consecutive months out of the last 120 months prior to retirement. Employees are generally not eligible for benefits under the Supplementary Pension Plan if they leave the company prior to reaching age 60. The normal retirement age as defined in this Plan is 65, with benefits becoming payable at age 60. Benefits under the Supplementary Pension Plan are generally payable at the same time and in the same manner as the Momentive Pension Plan.

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

The Company established the above pension plans for U.S. employees in 2007 and such employees are eligible for benefits under the plans starting from the later of January 29, 2007 or their hire date. No pension benefits were paid to any of the Named Executive Officers in the fiscal year 2009. The Company does not have a policy for granting extra pension service. The Company intends to meet the 2009 plan year minimum funding requirements for the Momentive Pension Plan by September 2010.

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

Pursuant to their term sheets, Messrs. Delarge and Kolberg are entitled to severance benefits that are no less favorable than those provided to them under the policies and practices of GE in effect on December 3, 2006, other than with respect to benefits pursuant to any early retirement program, which may be changed from time to time. Accordingly, upon termination of their employment by the Company without “cause” (as defined in the applicable severance policy), Messrs. Delarge and Kolberg would be entitled to stay on the Company’s payroll at their salary then in effect including benefits (health, life insurance, etc.) for up to a period of 1 year or until they begin full-time employment with another employer, whichever event occurs first. Under their offer letters, upon termination of their employment by the Company without cause, Messrs. Colatrella and Modak would also be entitled to stay on the Company’s payroll at their salary then in effect including benefits (health, life insurance, etc.) for up to a period of 1 year or until they begin full-time employment with another employer, whichever event occurs first. In addition, it is expected the Company will continue a pre-existing practice to offer outplacement services via a nationally recognized firm as part of its severance package for executives. The above severance benefits for Messrs. Delarge, Kolberg, Colatrella and Modak are contingent on execution of a separation agreement and general release of claims against the Company by the executive. In addition, pursuant to the terms of our securityholders agreement, in the event that the Company terminates any Named Executive Officer’s employment without “cause” or the executive resigns for “good reason” (as such terms are defined in the securityholders agreement), the Named Executive Officer may exercise put rights within 90 days of their termination of employment entitling them to sell all (but not less than all) of their shares of Holdings common stock back to Holdings at a price equal to their original cost. The securityholders agreement also subjects each Named Executive Officer to non-competition and non-solicitation restrictions during their employment and for one year following termination. Pursuant to their term sheets, Messrs. Delarge and Kolberg are also subject to non-competition and non-solicitation restrictions during their employment and for one year following termination, and an ongoing confidentiality obligation.

The table below includes estimated cash compensation and the estimated value of non-cash benefits that each Named Executive Officer would receive, assuming such executive was terminated without “cause” (as defined in the applicable agreement or GE severance policy) by the Company on December 31, 2009, and with respect to Dr. Rich only, assuming such executive resigned with “good reason” (as defined in his employment agreement) on December 31, 2009. The table does not include the value of any put right entitling the executive to sell back all of the executive’s common stock in Holdings in the event of such termination.

Name	Estimated Cash Compensation ($) (1)	Estimated Value of Non Cash Benefits ($) (2)
Dr. Jonathan Rich	1,625,000	7,245
Anthony Colatrella	682,500	23,365
Steven Delarge	646,000	23,862
Mike Modak	640,000	19,096
Dr. Raymond Kolberg	518,000	21,049

(1)	This column reflects cash severance payments (based on salary as of December 31, 2009) and a cash bonus equal to the target bonus payable under the 2009 incentive bonus plan.
(2)	This column reflects the value of health care benefits for Mr. Rich, and the value of health care benefits, life insurance benefits and outplacement benefit services for Messrs. Delarge, Colatrella, Modak and Kolberg. Such values are based on assumptions used for financial reporting purposes under generally accepted accounting principals.

In addition, pursuant to their amended option agreements, time-based stock options granted to the Named Executive Officers will vest as follows in connection with a change in control of Holdings: (i) if Apollo’s IRR on its Momentive capital stock investment is equal to or exceeds 20% or Apollo achieves a minimum cash-on-cash return of 1.75 times its Momentive capital stock investment, 50% of the time-based options will vest upon the earlier of 12 months of continued employment after the change in control or termination of the Named Executive Officer’s employment without cause or for good reason during this 12-month period and (ii) if Apollo’s IRR on its Momentive capital stock investment is equal to or exceeds 25% or Apollo achieves a minimum cash-on-cash return of 2.25 times its Momentive capital stock investment, 100% of the time-based options will vest upon the earlier of the 12 month anniversary of the change in control and the qualifying termination of employment described above. Performance-based options will vest in connection with a change in control to the extent the applicable performance targets are met.

Other than as described above, neither the Company nor Holdings has any specific change in control policies.

Compensation of Directors

The following table shows compensation information during fiscal year 2009 for each Director of Holdings and the Company who is not a Company employee. Holdings has a compensation program in effect for its Directors that are not Company employees. The Company does not have a compensation program in effect for its Directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Harris	18,750	—	—	—	—	—	18,750
William Joyce	87,000	—	—	—	—	—	87,000
Scott Kleinman	18,750	—	—	—	—	—	18,750
Stan Parker	18,750	—	—	—	—	—	18,750
Marvin Schlanger	18,750	—	—	—	—	—	18,750
Wayne Hewett (3)	8,333	—	—	—	—	—	8,333
Sherwood Dodge (3)	16,598	—	—	—	—	—	16,598
Stephen Sedita (3)	56,069	—	—	—	—	—	56,069
Justin Stevens	18,750	—	—	—	—	—	18,750
L. Kenneth Cordell	62,250	—	90,360	—	—	—	152,610

(1)	“Fees Earned or Paid in Cash” refer to all cash fees that we paid or were accrued in 2009, including annual retainer fees, committee fees and meeting fees. Messrs. Harris, Kleinman, Parker, Schlanger and Stevens waived all director fees other than the director retainer fee payable for the first quarter of fiscal year 2009.
(2)	This column shows the aggregate fair value of each option award, calculated as of the applicable grant date in accordance with FASB ASC Topic 718. All options issued to Mr. Cordell in 2009 were Tranche D options not subject to vesting. As of December 31, 2009, Mr. Stevens held options to purchase 2,000 shares of Holdings common stock with an exercise price per share of $131 and Messrs. Cordell, Harris, Joyce, Kleinman, Parker, Schlanger and a GE affiliate (as a result of Mr. Stephen Sedita’s service on the Board) each held options to purchase 2,000 shares of Holdings common stock with an exercise price per share of $100.
(3)	Mr. Hewett had been appointed to the Board of Holdings as the designee of the GE affiliate. Mr. Hewett resigned in February 2009 and was replaced on the Board of Holdings by Sherwood Dodge, the designee of the GE affiliate. Mr. Dodge resigned in May 2009 and was replaced on the Board of Holdings by Stephen Sedita, another designee of the GE affiliate. In accordance with GE’s internal policies, the equity and non-equity director compensation that Mr. Hewett, Mr. Dodge and Mr. Sedita was entitled to receive was paid to the GE affiliate.

Under Holdings’ compensation plan for its Directors in effect now and in 2009, each Director of Holdings that is not a Company employee is entitled to an annual retainer of $75,000 paid quarterly in advance, plus $2,000 for each meeting of the Board attended in person or $1,000 if attended by telephone. Each Holdings Board committee member that is not a Company employee is also entitled to receive $2,000 for each committee meeting attended in person, or $1,000 for each committee meeting attended by telephone. In addition, following their appointment to the Board, Holdings’ current practice is to grant each new Director of Holdings who is not a Company employee fully-vested options to purchase 2,000 shares of Holdings common stock at an exercise price equal to the greater of (i) the fair market value of the stock determined in accordance with the Plan at the time of grant and (ii) $100 per share, the same purchase price per share paid by Apollo in the Acquisition. In connection with the Acquisition, each Director of Holdings that was not an employee of the Company was entitled to receive fully-vested options to purchase 2,000 shares of Holdings common stock at an exercise price of $100 per share, the fair market value of the stock determined in accordance with the Plan at the time of grant and the same purchase price per share paid by Apollo in the Acquisition. In addition, in connection with his agreement to serve on the Board of Directors of Holdings, in 2007, Apollo sold 2,500 shares of Holdings common stock to Mr. Schlanger at a price per share of $100, the same purchase price per share paid by Apollo in the Acquisition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings owns 100% of our capital stock. The following table sets forth as of March 5, 2010 information regarding the beneficial ownership of the common stock of Holdings and shows the number of shares and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Holdings;

•	each of our named executive officers;

•	each member of the board of directors of Holdings; and

•	all of the executive officers and members of the board of directors of Holdings as a group.

As of March 5, 2010, Holdings had 5,125,376 shares outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Management VI, L.P. and affiliates (1)	4,621,876	90.2%
GE Capital Equity Investments, Inc. (2)	661,222	12.5%
Dr. Jonathan Rich (3)(4)(5)	35,000	*
Anthony Colatrella (3)(4)	3,000	*
Steven Delarge (3)(4)(6)	4,626	*
Mike Modak (3)(4)	1,500	*
Dr. Ray Kolberg (3)(4)(7)	3,901	*
Joshua Harris (8)(9)	2,000	*
Dr. William Joyce (8)(10)	2,000	*
Scott Kleinman (8)(9)	2,000	*
Stan Parker (8)(9)	2,000	*
Justin Stevens (8)(9)	2,000	*
Stephen Sedita (11)	—	—
Marvin Schlanger (8)(12)	4,500	*
L. Kenneth Cordell (8)(9)	2,000	*
Executive Officers and Directors as a group (4)(13)	83,027	1.6%

*	Less than 1%
(1)

Includes shares owned by the following group of investment funds and vehicles affiliated with Apollo Management VI, L.P.: (i) 2,380,609.9730 shares of common stock owned by Apollo Investment Fund VI, L.P., whose general partner is Apollo Advisors VI, L.P., whose general partner is Apollo Capital Management VI, LLC; (ii) 2,148,390.0270 shares of common stock owned by AP Momentive Holdings, LLC, whose sole manager is Apollo Management VI, L.P., whose general partner is AIF VI Management, LLC. The address of each of these entities is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019. Also includes 92,876 shares for which Apollo Management VI, L.P. has voting power pursuant to proxies granted by all stockholders of Holdings other than GE Capital

Equity Investments, Inc. and affiliates of Apollo Management VI, L.P. under the terms of our securityholders agreement.
(2)	Includes 155,722 shares issuable upon exercise of that certain warrant issued on December 4, 2006. Also includes 2,000 shares issuable upon the exercise of outstanding options issued in respect of service on Holdings Board of Directors by the designee of GE Capital Equity Investments, Inc. The address of GE Capital Equity Investments, Inc. is 299 Park Avenue, New York, New York 10171.
(3)	The address of Messrs. Rich, Colatrella,, Delarge, Modak and Kolberg is c/o Momentive Performance Materials Inc., 22 Corporate Woods Blvd., Albany, New York 12211.
(4)	Apollo Management VI, L.P. has voting power with respect to such shares pursuant to proxies granted under the terms of our securityholders agreement.
(5)	Includes 10,000 shares issuable upon the exercise of options that are exercisable within sixty days of March 5, 2010.
(6)	Includes 1,626 shares issuable upon the exercise of options that are exercisable within sixty days of March 5, 2010.
(7)	Includes 1,401 shares issuable upon the exercise of options that are exercisable within sixty days of March 5, 2010.
(8)	Includes for each of Messrs. Harris, Joyce, Kleinman, Parker, Stevens, Schlanger and Cordell 2,000 shares issuable upon the exercise of options.
(9)	The address of Messrs. Harris, Kleinman, Parker, Stevens and Cordell is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(10)	The address of Dr. Joyce is c/o Nalco Holdings Company, 1601 W. Diehl Road, Naperville, Illinois 60563.
(11)	The address of Mr. Sedita is c/o GE Capital Equity Investments, Inc., 299 Park Avenue, New York, New York 10071.
(12)	The address of Mr. Schlanger is 15 Southwood Drive, Cherry Hill, New Jersey 08008.
(13)	Includes 33,636 shares issuable upon the exercise of outstanding options that are exercisable within sixty days of March 5, 2010.

Equity Compensation Plan Information

We have no compensation plans that authorize issuing our common stock to employees or non-employees.

The following table summarizes certain information related to Holdings Long-Term Incentive Plan, pursuant to which Holdings may sell shares and grant options and other securities to our employees and non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2009	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of December 31, 2009
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	—	—	—
Equity Compensation plans not approved by security holders
Long-Term Incentive Plan	226,478	$100.69	411,151	(1)

(1)	The number of securities remaining available for future issuance under the Long-Term Incentive Plan has been reduced by the shares of common stock sold under the Plan since the adoption of the Plan. Such shares were sold at or above fair market value determined in accordance with the Long-Term Incentive Plan on the date of sale.

On March 30, 2007, Holdings adopted the 2007 Long-Term Incentive Plan, which permits Holdings to sell shares and grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, consultants to, or certain investors in Holdings or any of its subsidiaries, including the Company. As of December 31, 2009, there were 500,000 shares of common stock of Holdings authorized for issuance under the 2007 Long-Term Incentive Plan. Additional information regarding the Long-Term Incentive Plan can be found in Note 12 (Stock-Based Compensation) of the Notes to our Consolidated and Combined Financial Statements.

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

Siloxane Off-Take, Long-Term Siloxane Supply and Technology License Agreement

One of our subsidiaries, Momentive Performance Materials (Thailand) Ltd., is presently a party to an off-take agreement that provides for ASM, which is owned 50% by GE Monomer (Holdings) Pte. Ltd. and its affiliates, to supply siloxane and certain related products to us through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the Acquisition, GE, GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., Holdings and Momentive Performance Materials (Thailand) Ltd., formerly known as GE Toshiba Silicones (Thailand) Limited, entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure Momentive Performance Materials (Thailand) Ltd. a minimum annual supply of siloxane and certain related products equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve-month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, Momentive Performance Materials (Thailand) Ltd. will pay approximately $94.5 million in 2010 for off-take product, and it is expected it will pay approximately $1.6 billion over the remaining term of the agreement, assuming current volumes, without taking account for inflation and changes in foreign exchange rates. Pursuant to the off-take agreement, Momentive Performance Materials (Thailand) Ltd. purchased approximately $87 million of off-take product in fiscal year 2009. For as long as the current off-take agreement is in effect, we will continue to pay the pricing specified in that agreement. After expiration of the off-take agreement, we will pay the same price at which ASM sells product to GE Monomer (Holdings) Pte. Ltd.

At the closing of the Acquisition, pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to Momentive Performance Materials (Thailand) Ltd. and Momentive Performance Materials (Thailand) Ltd. assumed all of the obligations of GE Monomer (Holdings) Pte. Ltd. under such agreement. Pursuant to the Technology License Agreement, which terminates in 2039, Momentive Performance Materials (Thailand) Ltd. received royalties from ASM of approximately $1.7 million during fiscal year 2009. Over the remaining term of the Technology License Agreement with ASM, we estimate that Momentive Performance Materials (Thailand) Ltd. will receive royalties of approximately $58 million from ASM.

Product Supply and Distribution Agreements with GE and its Affiliates

At the closing of the Acquisition, the Company and GE entered into a number of product supply agreements pursuant to which we agreed to supply certain silicones and quartz products to GE’s Plastics, Aviation, Energy and Lighting divisions and entered into a distribution agreement pursuant to which we agreed to distribute silicones products through GE’s Polymershapes division. The agreements with GE’s Plastics and Polymershapes divisions were subsequently assigned by GE to unaffiliated third parties in connection with GE’s sale of its Plastics business to Saudi Basic Industries Corporation on August 31, 2007. Subsequent to the Acquisition, we also agreed to supply certain silicone products to various other GE divisions and other affiliates. The agreements with GE or its affiliates have remaining terms ranging from one to four years with the exception of a small aviation contract which has a remaining term of fifteen years. These agreements in certain cases obligate us to supply, and GE to purchase, minimum volumes of product or require GE to purchase a specified percentage of its requirements of certain products from us. Pursuant to these agreements and other purchase orders, we sold GE and its affiliates approximately $19.1 million of products in fiscal year 2009. Over the remaining terms of these agreements, we estimate that we will sell to GE and its affiliates a total of approximately $57 million of products.

Service and Product Agreements with GE and its Affiliates

At the closing of the Acquisition, the Company and GE entered into four other commercial agreements pursuant to which GE affiliates provide us with certain services, raw materials and products, including materials testing services, acetone supply and production and refurbishment of certain equipment. The agreement regarding the supply of acetone was subsequently assigned by GE to an unaffiliated third party in connection with GE’s sale of its Plastics business to Saudi Basic Industries Corporation on August 31, 2007. Subsequent to the Acquisition, we also entered into a variety of lease and service agreements with GE or its affiliates, pursuant to which we lease real estate and various assets, including passenger vehicles, heavy equipment and computers, and GE or its affiliates provide us with various services, including fleet and outsourcing services. The commercial agreements and the lease and service agreements with GE and its affiliates have remaining terms ranging from one to four years. Pursuant to these agreements and other purchase orders, we purchased approximately $24.9 million of goods and services in fiscal year 2009. Over the remaining terms of these agreements, we estimate that we will purchase from GE and its affiliates a total of approximately $24.4 million of goods and services. In addition, we purchased approximately $16.3 million of equipment from GE in fiscal year 2009.

Product and Service Purchases and Sales with Affiliates of Apollo

We also supply products to, and purchase products and services from, various affiliates of Apollo. We sold Apollo affiliates approximately $0.1 million of products in fiscal year 2009. We purchased from Apollo affiliates approximately $2.1 million of products and services in fiscal year 2009. In addition we reimbursed an Apollo affiliate $4.7 million for employee relocation and expatriate expenses paid on our behalf in fiscal year 2009.

Development Agreement

Holdings is party to a research and development agreement with GE’s Global Research Center that will provide for the continuation of certain of our research development activities undertaken by GE Global Research.

We pay GE for costs incurred in connection with the research and development services provided by GE and reimburse GE for expenses related to projects under the agreement. The extent of each party’s intellectual property rights for each project depend on the classification assigned to the project by the parties. The agreement expires on December 31, 2010. Pursuant to this agreement, we incurred fees of approximately $3.1 million in fiscal year 2009. We do not expect material expenditures under this agreement during the remaining term.

Warrants

At the closing of the Acquisition, Holdings issued to GE warrants to purchase up to 155,722 shares of Holdings’ common stock at $100 per share. The warrants have since been transferred to GE Capital Equity Investments, Inc. with our consent. The warrants are non-transferable for one year, and will expire on June 4, 2017.

Securityholders Agreement

Holdings, Apollo and GE and those members of our management team or service providers who acquire shares of Holdings common stock or options to acquire shares of Holdings common stock, have entered into a securityholders agreement that is intended, among other things, to provide for the orderly governance of Holdings. Pursuant to the securityholders agreement, GE Capital Equity Investments, Inc. is entitled to designate one member of the Holdings board of directors (currently, Stephen Sedita) or one non-voting observer of Holdings board meetings, depending on its level of ownership of Holdings. Until Holdings completes underwritten, registered public offerings of at least $250 million in the aggregate of Holdings common stock (a “Qualified IPO”) or until the securityholders agreement is terminated, Apollo holds a proxy to vote all the shares of holders other than GE Equity, non-Apollo holders may participate pro rata in certain transfers of Holdings common stock by Apollo, Apollo may require that non-Apollo holders participate pro rata in certain sales of Holdings common stock by Apollo, and non-Apollo holders may not otherwise dispose of their shares of Holdings common stock except in certain limited circumstances.

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

Debt Instruments acquired and held by Affiliates of GE

An affiliate of GE currently holds financial debt instruments of the Company. During fiscal 2009, interest expense includes approximately $3.5 million related to this debt.

Debt Instruments acquired and held by Affiliates of Apollo

Certain affiliates of Apollo have independently acquired on the open market, and currently hold, financial debt instruments of the Company. During fiscal 2009, interest expense includes approximately $40.9 million related to this debt.

Apollo Management Agreement

Apollo and the Company are parties to a management agreement relating to the provision of certain financial and strategic advisory services and consulting services. The management agreement has an initial term ending on December 31, 2018. Terms of the agreement provide for annual fees of $3.5 million. The annual management fee for 2009 was waived due to the global recession.

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

The following table presents fees billed for professional audit services rendered by KPMG LLP for the years ended December 31, 2009 and December 31, 2008 and fees billed for other services rendered by KPMG LLP and its affiliated member firms during those periods.

	Year ended December 31,
	2009	2008
	($ in millions)
Audit fees	$3.6	4.8
Audit related fees	0.3	0.3
Tax fees	1.2	1.8

Total	$5.1	$6.9

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents included in this report:

1.	Financial Statements—The Table of Contents on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Exhibits—Exhibits are incorporated herein by reference or are filed with this report as indicated below:

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (formerly known as Nautilus Holdings Acquisition Corp.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.1	Certificate of Incorporation, as amended, of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.2	Amended and Restated By-laws of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.3	Certificate of Incorporation, as amended, of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.4	Amended and Restated By-laws of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.5	Certificate of Incorporation, as amended, of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.6	Amended and Restated By-laws of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.7	Certificate of Incorporation, as amended, of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
3.8	Amended and Restated By-laws of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.9	Amended and Restated Operating Agreement of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.10	Articles of Organization, as amended, of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.11	Certificate of Incorporation, as amended, of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.12	Amended and Restated By-laws of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.13	Certificate of Incorporation, as amended, of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.14	Amended and Restated By-laws of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.15	Operating Agreement of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.16	Certificate of Formation of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.17	Operating Agreement of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.18	Certificate of Formation of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.19	Operating Agreement of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.1	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
4.2	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.3	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.4	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.5	9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.6	10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.7	11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.8	9% Senior Euro Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.9	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.10	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.11	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
4.12	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.13	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the €275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.14	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.17	Agreement of registration, appointment and acceptance, effective as of June 8, 2009, by and among Momentive Performance Materials Inc., Wells Fargo Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. (filed as exhibit 4.1 to our Form 8-K, filed on June 12, 2009)

4.18	Indenture, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral trustee (filed as exhibit 4.1 to our Form 8-K, filed on June 15, 2009)

4.19	Collateral Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (filed as exhibit 4.2 to our Form 8-K, filed on June 15, 2009)

4.20	Intercreditor Agreement, dated as of June 15, 2009, by and among JPMorgan Chase Bank, N.A., as first priority representative, Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as second priority representative (filed as exhibit 4.3 to our Form 8-K, filed on June 15, 2009)

4.21	Registration Rights Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., UBS Securities LLC and UBS Limited, as dealer managers (filed as exhibit 4.4 to our Form 8-K, filed on June 15, 2009)

Exhibit Number	Description
10.1	$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2	Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3	Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
10.4	Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**	Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.8**	Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, Momentive Performance Materials (Thailand) Ltd. (formerly known as GE Toshiba Silicones (Thailand) Limited) and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9	Transition Services Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.10	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.11†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.12†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description

10.13†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.14†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.15†	Employment Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Jonathan Rich (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.16†	Employment Agreement, dated March 19, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.17†	Separation Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.18†	Employment Agreement, dated April 1, 2007, between Momentive Performance Materials (Hong Kong) Limited and Eddy Wu (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 31, 2008)

10.19†	Annual Cash Bonus Plan (filed as exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 14, 2008)

10.20	Letter Agreement, dated March 17, 2009, between Momentive Performance Materials Inc. and Apollo Management VI, L.P. (filed as exhibit 10.20 to our Form 10-Q for the quarterly period ended March 29, 2009)

10.21	Limited Waiver and Amendment to Credit Agreement, dated as of September 22, 2009 by Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, each Subsidiary Loan Party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as exhibit 10.1 to our Form 8-K, filed on September 24, 2009)

10.22†*	Offer Letter Agreement, dated December 22, 2008, between Momentive Performance Materials Inc. and Anthony Colatrella

10.23†*	Offer Letter Agreement, dated June 16, 2008, between Momentive Performance Materials Inc. and Mike Modak

10.24†*	Form of Management Equity Investment and Incentive Acknowledgement

10.25†*	Form of Global Amendment to Nonqualified Stock Option Agreement

12*	Ratio of earnings to fixed charges

14.1	Code of Conduct (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
**	Certain portions of this document have been omitted pursuant to an order granting confidential treatment.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2010

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/S/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ JONATHAN D. RICH Jonathan D. Rich	Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2010

/S/ ANTHONY S. COLATRELLA Anthony S. Colatrella	Chief Financial Officer (Principal Financial Officer)	March 8, 2010

/S/ WILLIAM L. TORRENCE William L. Torrence	Controller (Principal Accounting Officer)	March 8, 2010

/S/ DOUGLAS A. JOHNS Douglas A. Johns	General Counsel, Secretary and Director	March 8, 2010

/S/ JUSTIN STEVENS Justin Stevens	Director	March 8, 2010

MOMENTIVE PERFORMANCE MATERIALS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Momentive Performance Materials Inc.:

We have audited the accompanying consolidated balance sheets of Momentive Performance Materials Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Momentive Performance Materials Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Albany, New York

March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors

Momentive Performance Materials Inc.:

We have audited internal control over financial reporting of Momentive Performance Materials Inc. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Momentive Performance Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Momentive Performance Materials Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Albany, New York

March 8, 2010

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$210,284	340,542
Receivables, net (note 5)	380,522	408,851
Due from affiliates (note 3)	8,936	1,776
Inventories (note 6)	349,143	377,162
Prepaid expenses	8,494	10,295
Income tax receivable (note 13)	8,607	16,955
Deferred income taxes (note 13)	10,444	8,401
Other current assets	5,256	5,932

Total current assets	981,686	1,169,914
Property and equipment, net (note 7)	1,165,575	1,225,256
Other long-term assets	64,494	73,567
Deferred income taxes (note 13)	41,540	34,272
Investments in nonconsolidated affiliates	586	592
Intangible assets, net (note 8)	639,403	671,523
Goodwill (note 8)	413,548	409,239

Total assets	$3,306,832	3,584,363

Liabilities and Shareholder’s Deficit
Current liabilities:
Trade payables	$269,751	320,994
Short-term borrowings (note 9)	—	6,726
Accrued expenses and other liabilities (note 10)	161,457	178,952
Accrued interest	15,868	18,615
Due to affiliates (note 3)	2,779	3,404
Accrued income taxes (note 13)	11,110	2,688
Deferred income taxes (note 13)	34,522	19,522
Current installments of long-term debt (note 9)	97,977	68,378

Total current liabilities	593,464	619,279

Long-term debt (note 9)	2,955,480	3,164,732
Other liabilities	64,221	72,283
Pension liabilities (note 15)	208,738	202,064
Deferred income taxes (note 13)	63,241	67,147

Total liabilities	3,885,144	4,125,505

Commitments and contingencies (note 14)

Shareholder’s deficit (note 11):
Common stock	—	—
Additional paid-in capital	601,732	601,017
Accumulated deficit	(1,363,750)	(1,321,963)
Accumulated other comprehensive income	180,060	175,960

Total Momentive Performance Materials Inc. shareholder’s deficit	(581,958)	(544,986)
Noncontrolling interests (note 11)	3,646	3,844

Total shareholder’s deficit	(578,312)	(541,142)

Total liabilities and shareholder’s deficit	$3,306,832	3,584,363

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands)

	For the years ended December 31,
	2009	2008	2007
Net sales	$2,083,461	2,639,254	2,537,802
Costs and expenses:
Cost of sales, excluding depreciation	1,420,485	1,837,783	1,653,140
Selling, general and administrative expenses (note 3)	345,433	422,654	389,160
Depreciation and amortization expenses	191,571	237,448	294,587
Research and development expenses	62,764	75,677	78,571
Restructuring and other costs (note 2(u))	22,919	44,767	40,152
Goodwill impairment charge (note 8)	—	857,539	—

Operating income (loss)	40,289	(836,614)	82,192
Other income (expense):
Interest income	3,187	5,682	7,242
Interest expense (notes 7 and 9)	(260,464)	(282,646)	(288,836)
Other income (expense), net (notes 2(r) and 3)	12,064	5,550	(19,976)
Gain on exchange of debt (note 9)	178,732	—	—

Loss before income taxes (benefit)	(26,192)	(1,108,028)	(219,378)
Income taxes (benefit) (note 13)	15,479	(110,510)	34,795

Net loss	(41,671)	(997,518)	(254,173)
Net (income) loss attributable to noncontrolling interests (note 11)	(116)	461	(128)

Net loss attributable to Momentive Performance Materials Inc.	$(41,787)	(997,057)	(254,301)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholder’s Equity (Deficit) and Comprehensive Income (Loss)

(Dollar amounts in thousands)

	Equity (deficit) attributable to Momentive Performance Material Inc. Shareholder
	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Equity attributable to noncontrolling interest	Total shareholder’s equity (deficit)	Comprehensive income (loss)
Balance it December 31, 2006	100	$—	643,160	(70.605)	4,208	3,961	580,724
Deemed dividend to General Electric Company	—	—	(44,441)	—	—	—	(44,441)
Stock option activity and other	—	—	1,555	—	—	—	1,555
Dividends paid to noncontrolling interest	—	—	—	—	—	(490)	(490)
Comprehensive income (loss);
Net loss	—	—	—	(254,301)	—	—	(254,301)	$(254,301)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	128	128	128
Foreign currency translation adjustment—net	—	—	—	—	25,033	425	25,458	25,458
Other comprehensive income adjustments—net	—	—	—	—	14,011	—	14,011	14,011

Total comprehensive loss		—	—	—	—	—	—	$(214,704)

Balance at December 31, 2007	100	—	600,274	(324,906)	43,252	4,024	322.644
Deemed dividend to General Electric Company	—	—	(377)	—	—	—	(377)
Stock option activity and other	—	—	1,120	—	—	—	1,120
Dividends paid to noncontrolling interest	—	—	—	—	—	(490)	(490)
Comprehensive income (loss):
Net loss	—	—	—	(997,057)	—	—	(997,057)	$(997,057)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(461)	(461)	(461)
Foreign currency translation adjustment—net	—	—	—	—	142,057	771	142,828	142,828
Other comprehensive income adjustments—net	—	—	—	—	(9,349)	—	(9,349)	(9,349)

Total comprehensive loss	—	—	—	—	—	—	—	$(864,039)

Balance at December 31, 2008	100	—	601,017	(1,321,963)	175,960	3,844	(541,142)
Stock option activity and other	—	—	715	—	—	—	715
Comprehensive income (loss):
Net loss	—	—	—	(41,787)	—	—	(41,787)	$(41,787)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	116	116	116
Foreign currency translation adjustment—net	—	—	—	—	(363)	(314)	(677)	(677)
Other comprehensive income adjustments—net	—	—	—	—	4,463	—	4,463	4,463

Total comprehensive income								$(37,885)

Balance at December 31, 2009	100	$—	601,732	(1,363,750)	180,060	3,646	(578,312)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss attributable to Momentive Performance Materials, Inc.	$(41,787)	(997,057)	(254,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191,571	237,448	294,587
Asset impairment charge	—	2,437	—
Goodwill impairment charge	—	857,539	—
Gain on exchange of debt	(178,732)	—	—
Amortization of debt discount and issuance costs	14,657	10,898	11,208
Stock-based compensation expense	787	1,146	1,356
Deferred income taxes	710	(121,838)	5,494
Change in noncontrolling interests	116	(951)	(363)
Noncash paid-in-kind interest election	27,676	16,312	—
Change in unrealized (gain) loss on derivative instruments	(6,848)	(11,756)	17,778
Gain on sale of technology	—	—	(1,646)
Changes in operating assets and liabilities:
Receivables	35,830	92,484	69,692
Inventories	34,724	40,058	42,446
Due to/from affiliates	(10,202)	(8,846)	(13,088)
Prepaid expenses and other assets	1,811	5,256	6,948
Trade payables	(52,317)	(26,128)	115,256
Accrued expenses and other liabilities	(18,712)	(15,384)	(12,323)
Accrued income taxes	18,663	441	(7,587)
Pension liabilities	8,632	(5,014)	26,070

Net cash provided by operating activities	26,579	77,045	301,527

Cash flows from investing activities:
Capital expenditures	(77,440)	(139,499)	(176,912)
Purchases of intangible assets	(3,019)	(9,648)	(2,896)
Investment in nonconsolidated affiliates	—	—	(766)
Payments associated with acquisition of Momentive Performance Materials Inc.	—	—	(61,985)
Proceeds from sale of technology	—	—	2,412

Net cash used in investing activities	(80,459)	(149,147)	(240,147)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(6,622)	2,324	2,640
Proceeds from issuance of long-term debt	105,678	188,470	23,093
Payments of long-term debt	(158,097)	(15,631)	(10,804)
Debt issuance costs	(6,671)	—	—
Principal payments of capital lease obligations	—	—	(2,085)
Funds received from Xinan	—	—	19,792
Funds remitted to joint venture	(4,900)	(4,900)	(9,800)

Net cash (used in) provided by financing activities	(70,612)	170,263	22,836

(Decrease) increase in cash and cash equivalents	(124,492)	98,161	84,216
Effect of exchange rate changes on cash	(5,766)	(6,675)	(33,170)
Cash and cash equivalents, beginning of period	340,542	249,056	198,010

Cash and cash equivalents, end of period	$210,284	340,542	249,056

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$218,686	257,575	276,629
Income taxes, net of refunds	—	10,887	36,887

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands)

(1) Description of Business

Momentive Performance Materials Inc. (the Company) was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (Holdings and together with its subsidiaries the Momentive Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor ) business. Prior to November 21, 2006, the Company was known as Nautilus Holdings Intermediate Corp. The acquisition was completed on December 3, 2006 (the Acquisition). Holdings outstanding shares are owned approximately 88% by affiliates of Apollo Management VI, L.P. (Apollo), 10% by GE Capital Equity Investments, Inc. and 2% by certain current and former employees and other service providers of the Company. GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE.

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

Silicones has manufacturing facilities outside the Americas in Leverkusen, Germany; Nantong, China; Ohta, Japan; Rayong, Thailand; Shanghai, China; Shenzhen, China; Songjiang, China; Bergen op Zoom, Netherlands; Lostock, U.K.; Termoli, Italy; Antwerp, Belgium and Chennai, India. Quartz’ non-U.S. manufacturing facilities are located in Kozuki, Japan; Wuxi, China and Geesthacht, Germany. In Europe, employees at the Leverkusen, Bergen op Zoom, Termoli, and Geesthacht facilities are covered by collective bargaining agreements.

The collective bargaining agreements that cover Willoughby, Ohio, Waterford, New York and Sistersville, West Virginia facilities will expire in June 2010, June 2010 and July 2010, respectively. The Company does not have other significant collective bargaining agreements that will expire during 2010.

(2) Summary of Significant Accounting Policies

(a) Accounting Principles

These consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles.

(b) Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of and for the years ended December 31, 2009, 2008 and 2007. Noncontrolling interests represent the minority shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

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

(c) Foreign Currency

Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Certain non-U.S. operations use the United States dollar as their functional currency since a majority of their activities are transacted in United States dollars. Aggregate realized and unrealized gains (losses) on foreign currency transactions for the years ended December 31, 2009, 2008 and 2007 were $10,077, ($11,887) and $441, respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

(d) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangibles, valuation allowances for receivables, inventories, deferred income tax assets and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(e) Cash Equivalents

Cash equivalents consist of bank deposits, money market and other financial instruments with an initial maturity of three months or less. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(f) Revenue Recognition

Revenues comprise the invoiced value for the sale of goods and services, net of value added tax, rebates and discounts, and after elimination of sales between the consolidated entities.

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

(h) Inventories

All inventories are stated at the lower of cost or net realizable values. The Company uses the first-in, first-out (FIFO) method of accounting for inventories.

(i) Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated economic useful lives. Depreciation expense on property and equipment is calculated using the straight-line method. Leasehold improvements and assets under capital leases are amortized over the shorter of the lease term or estimated useful life of the assets.

Property and equipment considers the allocation of fair values as of the date of the acquisition. Property and equipment includes costs related to the development of internal use software pursuant to the guidance in the Intangibles—Goodwill and Other Topic, ASC 350-40.

Maintenance costs, including expense related to planned major maintenance activities, are recognized in the Consolidated Statements of Operations in the periods during which the underlying costs are incurred.

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

(k) Goodwill

The Company does not amortize goodwill, but tests it annually (based on financial information as of the fiscal third quarter of each year) for impairment using a fair value approach at the reporting unit level. The Company also tests goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. This assessment requires the Company to estimate the fair market value of its reporting units. If the Company determines that the fair values of our reporting units are less than their carrying amounts, absent other facts to the contrary, the Company must recognize an impairment charge for the associated goodwill of the reporting unit against earnings in the consolidated financial statements. Based on the guidance provided by the Goodwill and other Topic, ASC 350-20-35, the Company has determined that the Silicones and Quartz operating segments represent the two reporting units for the purposes of the annual goodwill impairment evaluation. Segment management manages Silicones as a global business; however, discrete financial information is prepared for the three geographic regions of the segment and is regularly reviewed by segment management. Pursuant to ASC 350-20-35, the three geographic regions represent components of the Silicones segment, however, based on their economic similarities, they can be aggregated to form one reporting unit. Segment management for Quartz does not review discrete financial information for its geographic regions, and therefore, it represents one reporting unit.

Goodwill is evaluated for impairment using the two-step process as prescribed in the Goodwill and other Topic, ASC 350-20-35. The first step is to compare the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step must be performed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for the reporting units, the Company uses a combination of a discounted cash flow model and a market multiple model, both weighted equally. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The benefit to the discounted cash flow model is that it incorporates management’s understanding of the business and factors in company specific data that may not be representative of other market participants. The market multiple method requires management to select a representative sample of peer companies to incorporate into the model. Utilizing financial information available for the peer companies, management arrives at a market multiple that is applied to projected EBITDA to arrive at the estimated fair value of the reporting unit. The benefit to the market multiple model is that it incorporates external market factors and the performance of other similar market participants in order to arrive at an estimate of fair value. In preparing the goodwill impairment analysis, the Company believes that an equal weighting of the two models is the most meaningful manner in which to arrive at an estimate of fair value as it incorporates both internal knowledge of the Company as well as the external market factors to which the Company is exposed.

Due to the numerous variables associated with judgments and assumptions relating to the valuation of the reporting unit and the effects of changes in circumstances affecting this valuation, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, the Company may change its estimates.

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

(m) Advertising

Advertising costs are expensed as incurred and were $6,406, $9,897 and $8,472 for the years ended December 31, 2009, 2008 and 2007, respectively. Advertising costs are recorded in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

(n) Deferred Financing Costs

Deferred financing costs were recorded by the Company in connection with the long-term financing arrangements associated with the Acquisition and with the private exchange offers completed on June 15, 2009 and described in Note 9. Deferred financing costs, net of accumulated amortization, of $50,604 and $60,427 are included in other long-term assets in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. These costs are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified as interest expense in the Consolidated Statements of Operations, was $10,471, $10,898 and $11,208 for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, $6,335 of deferred financing costs were written off in conjunction with the private exchange offers completed on June 15, 2009 (see Note 9).

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

The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the Momentive Group’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2009, 2008 and 2007, the tax provision for all operations has been prepared on a consolidated basis.

The Income Taxes Topic, ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. The Company also applies the guidance relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

(p) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Stock Compensation Topic, ASC 718. ASC 718 requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is measured based on the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

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

(r) Derivative Instruments and Hedging Activities

The Company conducts business activities in diverse markets around the world. The Company is exposed to market fluctuations in the price of platinum, natural gas and electricity, as well as currency exchange risks in its business operations. The Company manages its exposure to these risks using derivative instruments. The Company applies strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities.

The Company accounts for its derivatives and hedging activities in accordance with Derivatives and Hedging Topic ASC 815, which requires that all derivative instruments be recorded on the Consolidated Balance Sheets at their respective fair values and changes in the fair value are recognized immediately in income, unless the derivatives qualify as hedges of cash flows. The Company uses internal valuation models that incorporate market-based information to value derivative contracts that are not exchange-traded instruments. Derivative contracts representing unrealized gain positions and purchased options are recorded as assets. Derivative contracts representing unrealized losses and options sold are recorded as liabilities. Gains and losses on derivatives designated as hedges, when recognized, are included in cost of sales, excluding depreciation; selling, general and administrative expenses; or interest expense in the Company’s Consolidated Statement of Operations. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. Gains and losses on derivatives not designated as hedges are included in other income (expense), net.

On March 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185,000. The interest rate swap matures March 31, 2010. The Company designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185,000 of its U.S. dollar denominated term loan (tranche B-1). The Company recorded the change in fair value of the interest rate swap in accumulated other comprehensive income as a pre-tax unrealized gain (loss) of $2,541 and ($3,578) for the years ended December 31, 2009 and 2008, respectively. The fair value of the interest rate swap of $1,037 and $3,578 is recorded in other liabilities in the Consolidated Balance Sheet as of December 31, 2009 and 2008, respectively.

During the first quarter of 2007, the Company entered into foreign currency forward contracts to purchase a total of $240,000 with Euros at rates ranging from $1.3121 to $1.3229. The maturity dates of the contracts outstanding as of December 31, 2008 ranged from May 26, 2009 to November 23, 2011. The Company did not designate these foreign currency forward contracts as hedges for accounting purposes. The fair value of the remaining contracts of $6,022 was recorded as a liability in the Consolidated Balance Sheets as of December 31, 2008. The Company recognized an unrealized gain of $11,756 and an unrealized loss of $17,778 for the years ended December 31, 2008 and 2007, respectively. The Company also recognized losses of $6,664 and $3,647 for settled foreign currency forward contracts during the years ended December 31, 2008 and 2007, respectively. All realized and unrealized losses on these foreign currency forward contracts were recognized as a component of other income (expense), net in the Consolidated Statements of Operations. On March 2, 2009, the Company settled the remaining foreign currency forward contracts and recognized a gain of $4,035.

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

(t) Recently Issued Accounting Standards

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-1, Topic 105, Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This ASU modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Company adopted the provisions of this ASU during the third quarter of 2009. This ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU requires new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. This ASC is effective for interim and annual periods beginning after December 15, 2009. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

Effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Consolidations Topic, ASC 810-10, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Earlier application is prohibited. The Company is currently evaluating the potential impact of this ASC on its consolidated financial statements.

Effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Transfers and Servicing Topic, ASC 860-10, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Earlier application is prohibited. This ASC must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact of this ASC on its consolidated financial statements.

Effective for interim or annual financial periods ending after June 15, 2009, the Subsequent Events Topic, ASC 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the provisions of this ASC and it did not have a material impact to its consolidated financial statements. In February 2010, the FASB issued ASU 2010-9, Amendments to Certain Recognition and Disclosure Requirements. This ASU removes the requirement to disclose the date through which an entity has evaluated subsequent events. The remaining standards and disclosure provisions of ASC 855 are unchanged.

Effective for interim reporting periods ending after June 15, 2009, the Financial Instruments Topic, ASC 825-10-65, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the provisions of this ASC and it did not have a material impact to its consolidated financial statements.

Effective for interim and annual reporting periods ending after June 15, 2009, and applied prospectively, the Fair Value Measurements and Disclosures Topic, ASC 820-10-65, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted the provisions of this ASC and it did not have a material impact to its consolidated financial statements.

Effective for fiscal years ending after December 15, 2009, the Compensation-Retirement Benefits Topic, ASC 715-20-50, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Upon initial application, the provisions of this statement are not required for earlier periods that are presented for comparative purposes. The Company adopted the provisions of this ASC as reflected in the expanded disclosure in note 15.

Effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, the Derivatives and Hedging Topic, ASC 815, requires enhanced disclosures about derivative and hedging activities. On January 1, 2009, the Company adopted the expanded disclosure requirements as disclosed in Note 16.

The Fair Value Measurements and Disclosures Topic, ASC 820-10-50, defers the provisions of ASC 820 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the provisions of this ASC on January 1, 2009 and it did not have a material impact to its consolidated financial statements.

Effective for periods beginning on or after December 15, 2008, the Business Combinations Topic, ASC 805 requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. This statement applies to all business combinations, including combinations among mutual entities and combination by contract alone. The Company adopted the provisions of this ASC on January 1, 2009 and it did not have a material impact to its consolidated financial statements.

Effective for periods beginning on or after December 15, 2008, the Consolidation Topic, ASC 810-10-45, requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Company adopted this ASC on January 1, 2009.

(u) Restructuring and other costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions), consulting services associated with transformation savings, and initial stand-alone activities.

The Company recognized restructuring costs of $22,038, $20,933 (of which $2,437 related to asset impairment) and $5,988, and other costs of $881, $23,834 and $34,164 for the years ended December 31, 2009, 2008 and 2007, respectively. Other costs of $881 for the year ended December 31, 2009 included a one-time benefit reduction and wage tax credits of $5,419 recorded during fiscal three-month period ended March 29, 2009. The following table sets forth the changes in the restructuring reserve:

	Silicones	Quartz	Total
Balance as of January 1, 2008	$5,691	1,427	7,118
Additions	16,760	1,736	18,496
Cash payments	(5,612)	(2,641)	(8,253)
Foreign currency translation adjustments	(570)	—	(570)

Balance as of December 31, 2008	16,269	522	16,791
Additions	15,758	6,280	22,038
Cash payments	(24,683)	(3,643)	(28,326)
Foreign currency translation adjustments	675	177	852

Balance as of December 31, 2009	$8,019	3,336	11,355

A breakdown of restructuring costs by program is set forth below.

Globalization

As a result of the Acquisition and management’s efforts to create a more globalized structure, in December 2006, the Company initiated a comprehensive restructuring program which was designed to enhance its global supply chain, sourcing and customer service capabilities. Costs for this program were incurred through the third quarter of 2008, with the related payments occurring throughout 2009. The Company incurred approximately $14,077 of costs under this program, of which $10,845 related to the Silicones segment and $3,232 related to the Quartz segment.

Business Optimization

Due to the global economic slowdown, in the fourth quarter of 2008 and into 2009, the Company experienced significant year-over-year decreases in sales. As a result of the Company’s continued focus on streamlining its cost structure to enhance the Company’s profitability and in response to the economic crisis, the Company initiated a restructuring program to increase the efficiency of its operations and control labor costs. Costs for the program were incurred through the end of 2009, with the related payments occurring throughout 2009 and expected to occur into 2010. The Company incurred approximately $34,882 of costs ($28,602 for Silicones and $6,280 for Quartz) under this program, of which approximately $22,038 ($15,758 for Silicones and $6,280 for Quartz) was incurred in 2009.

(v) Reclassifications

Certain prior period balances have been reclassified to conform to the current year presentation.

(3) Related Party Transactions

In connection with the Acquisition, Holdings entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $3,500, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. These fees are included within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. The annual management fee for 2009 was waived due to the global recession.

The Company sells products to various affiliated businesses (affiliates). For the years ended December 31, 2009, 2008 and 2007, sales to affiliates amounted to $19,202, $19,968 and $46,881, respectively. Receivables from affiliates were $8,936 and $1,776 at December 31, 2009 and 2008, respectively.

GE and its affiliates provide a variety of services to the Company, including services pursuant to certain transition service agreements entered into at the time of the Acquisition and other agreements entered into thereafter. Certain services, such as administering employee benefit plans and paying related claims, provision of voice and data networking, outsourcing of certain functions, environmental remediation, and other corporate services and headquarters’ overhead were charged to the Company as utilized and were charged pursuant to terms of the transition services agreements which expired in 2008. Billings for the services under the transition services agreement and other agreements amounted to $23,282, $41,921 and $71,486 for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Company reimbursed an Apollo affiliate $4,724 for employee relocation and expatriate expenses paid on the Company’s behalf for year ended December 31, 2009. These amounts are principally reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company purchased products from various affiliates totaling $6,886, $7,328 and $9,163, during the years ended December 31, 2009, 2008 and 2007, respectively. Payable to affiliates as of December 31, 2009 and 2008, resulting from procurement activity and services, was $2,779 and $3,404, respectively. In addition, during the year ended December 31, 2009, the Company purchased certain machinery and equipment from GE totaling $16,300.

The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”) to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the Acquisition, the Company entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a minimum annual supply of siloxane and certain related products at least equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve month period ending November 30, 2006, subject to customary force majuere provisions and certain other limited exceptions, for a period of 20 years after the closing of the Acquisition, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $94,470 for 2010 and $94,380 each year thereafter of off-take product, assuming total ASM production is equal to current volumes, without taking into account inflation and changes in foreign exchange rates. The Company purchased approximately $87,005, $99,265 and $92,434 of supply from ASM for fiscal years ended December 31, 2009, 2008 and 2007, respectively. Future purchase commitments under this arrangement are included in note 14. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of approximately $1,717, $2,112 and $1,915 for the years ended December 31, 2009, 2008 and 2007, respectively.

Following the closing of the Acquisition, GE and Holdings were parties to two employee lease agreements with respect to which certain employees of the Company remained employed by GE but provided their services to the Company. The employment of the vast majority of persons covered by the two lease agreements has been transferred to the Company. The agreement with respect to U.S. based employees was terminated in 2007. The agreement with respect to non-U.S. employees was terminated in 2008. Pursuant to these agreements, the Company was billed the cost of employee compensation and benefits and administrative fees of approximately $608 and $45,545 for the years ended December 31, 2008 and 2007, respectively.

(4) Fair Value Measurements

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

The following table presents assets and liabilities at December 31, 2009 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivative contracts	$—	451	—	451

Total assets at fair value	$—	451	—	451

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	1,037	—	1,037
Natural gas derivative contracts	—	260	—	260

Total liabilities at fair value	$—	1,297	—	1,297

The following table presents liabilities at December 31, 2008 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	3,578	—	3,578
Foreign currency forward contracts	—	6,022	—	6,022
Natural gas derivative contracts	—	1,103	—	1,103

Total liabilities at fair value	$—	10,703	—	10,703

The fair value of foreign currency forward contracts, natural gas derivative contracts and interest rate swaps generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2009 that would reduce the receivable amount owed, if any, to the Company. Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(5) Receivables, net

Receivables consisted of the following at December 31:

	2009	2008
Trade	$324,429	353,728
Other:
VAT	34,646	29,366
Advances	7,867	9,364
Other	18,740	20,706

	385,682	413,164
Allowance for doubtful accounts	(5,160)	(4,313)

Total receivables, net	$380,522	408,851

(6) Inventories

Inventories consisted of the following at December 31:

	2009	2008
Raw materials and work in process	$112,643	133,618
Finished goods	236,500	243,544

Total inventories	$349,143	377,162

(7) Property and Equipment, Net

Property and equipment consisted of the following at December 31:

	Life	2009	2008
Land and improvements	Indefinite	$83,761	84,870
Buildings, structures and related improvements	3-40	383,034	364,212
Machinery and equipment	8-20	1,117,899	1,069,183
Office equipment, vehicle and tooling	3-10	91,911	75,745
Software	5	43,945	46,151
Construction-in-process		33,806	32,119

		1,754,356	1,672,280
Less accumulated depreciation and amortization		(588,781)	(447,024)

Total property and equipment, net		$1,165,575	1,225,256

Leasehold improvements and assets under capital leases, which are included in Buildings, structures and related improvements, are amortized over the shorter of the lease term (3-12 years) or estimated useful life of the assets.

Total depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $148,825, $194,671 and $247,313, respectively.

Interest costs of $1,125, $8,199 and $2,509 were capitalized for the years ended December 31, 2009, 2008 and 2007, respectively.

(8) Goodwill and Other Intangible Assets, Net

In connection with the Acquisition and the resulting determination of the fair value of net assets acquired and liabilities assumed, the Company initially recorded goodwill of $917,712, net of a deemed dividend to GE of $260,340. For the fiscal year ended December 31, 2007, the Company recorded additional consideration to GE of $76,985 as well as a final purchase accounting adjustment of $138,381, net of a deemed dividend to GE of $44,441, which resulted in additional goodwill. For the fiscal year ended December 31, 2008, the Company increased goodwill by $3,570 for the final tax related purchase accounting adjustments, net of the increase of the deemed dividend to GE of $377.

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

The following table sets forth the changes in goodwill:

	Silicones	Quartz	Total
Balance as of December 31, 2007	$1,017,148	168,905	1,186,053
Purchase accounting adjustments	18,031	(14,461)	3,570
Impairment charge	(700,000)	(157,539)	(857,539)
Foreign exchange translation	74,060	3,095	77,155

Balance as of December 31, 2008	409,239	—	409,239
Foreign exchange translation	4,309	—	4,309

Balance as of December 31, 2009	$413,548	—	413,548

At December 31, 2009, accumulated goodwill impairment losses recognized by the Company since the adoption of ASC Topic 350 were $700,000 and $157,389 for the Silicones and Quartz reporting units, respectively.

Intangible assets as of December 31, 2009 and 2008 consisted of the following:

	Amortization period	Gross amount	Accumulated amortization	Net carrying amount
2009:
Amortizing intangible assets:
Customer relationships	15-20 years	$454,086	(77,931)	376,155
Trademarks	7-20 years	143,941	(27,100)	116,841
Unpatented technology	20 years	145,948	(22,861)	123,087
Patents and other	10-20 years	29,472	(6,152)	23,320

Total		$773,447	(134,044)	639,403

2008:
Amortizing intangible assets:
Customer relationships	15-20 years	$446,142	(51,424)	394,718
Trademarks	7-20 years	143,068	(18,208)	124,860
Unpatented technology	20 years	144,920	(15,455)	129,465
Patents and other	20 years	26,471	(3,991)	22,480

Total		$760,601	(89,078)	671,523

Amortization expense for amortizing intangible assets was $42,746, $42,777 and $47,274 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no significant additions to intangible assets for the years ended December 31, 2009 and 2008. The change in the net carrying balances was primarily a result of fluctuations in foreign currency translation and amortization expense. The estimated amortization expense for the next five years is as follows:

Year ending December 31:
2010	$44,128
2011	43,956
2012	43,956
2013	43,752
2014	41,505

(9) Indebtedness

(a) Short-Term Borrowings

At December 31, 2009, the Company had no short-term borrowings. At December 31, 2008, the Company’s short-term borrowings consisted of bank borrowings of $6,726 with a weighted average interest rate of 6.53%.

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

On September 22, 2009, the Company entered into a Limited Waiver and Amendment (the “Waiver and Amendment”) with respect to the credit agreement dated as of December 4, 2006 governing its senior secured credit facility. Pursuant to the Waiver and Amendment, the requisite revolving credit facility lenders agreed to waive compliance by the Company with the senior secured leverage ratio maintenance covenant set forth in the credit agreement for the fiscal quarters ending September 27, 2009 and December 31, 2009, subject to certain conditions, and the applicable margin on revolving credit facility borrowings under the credit agreement was increased by 125 basis points, effective on September 22, 2009. In addition, the Company agreed to pay a fee in an amount equal to 0.25% of the revolving facility commitment of each revolving facility lender that was a party to the Waiver and Amendment and to reimburse certain fees and expenses incurred in connection with the Waiver and Amendment.

The Company had $100,000 outstanding under the revolving credit facility at December 31, 2009. The borrowings accrued interest at a weighted average rate of 4.00% per annum as of December 31, 2009. The outstanding letters of credit under the revolving credit facility at December 31, 2009 were $36,916, leaving unused capacity of $163,084. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2009 were $31,113, leaving unused capacity of $2,837. On January 11 and February 11, 2010, the Company made principal repayments totaling $50 million on the revolving credit facility, reducing outstanding borrowings to $50 million. The Company has also given notice of its intent to make an additional principal repayment of $25 million on the revolving credit facility on March 11, 2010.

In addition to the Senior Secured Credit Facility, the Company also has outstanding notes, as described in the table that follows. Proceeds from the note issuances in December 2006 were used in connection with the Acquisition. With respect to the Senior Toggle Notes due 2014, interest accrues at either 10.125% per annum if paid in cash or 10.875% if paid-in-kind through additional borrowings. The Company paid interest in cash for the first three semi-annual interest periods. For any interest period thereafter through December 1, 2010, the Company may elect to pay interest on the Senior Toggle Notes entirely in cash or entirely by increasing the principal amount of the Senior Toggle Notes or issuing new Senior Toggle Notes (“PIK Interest”). The Company made the permitted elections under the indenture governing the Senior Toggle Notes to pay in kind all interest under the Senior Toggle Notes that was due on December 1, 2008, June 1, 2009 and December 1, 2009, respectively. These elections increased the outstanding balance of the Senior Toggle Notes by $16,312, $17,200 and $10,476 on such dates, respectively. The Company made another permitted election to pay all interest that is due on June 1, 2010 in kind. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as elected during the immediately preceding interest rate period unless the Company makes a new election prior to the beginning of the applicable interest period. Under the indenture for the Senior Toggle Notes, the Company is required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code.” The payment of interest in the form of PIK Interest may result in the Company being required to redeem a portion of the Senior Toggle Notes pursuant to those provisions.

On June 15, 2009, the Company completed private exchange offers to exchange $200,000 aggregate principal amount of 12 1/ 2% Second-Lien Senior Secured Notes (the “Second Lien Notes”) due 2014 for certain of its outstanding unsecured notes. The Second Lien Notes were recorded at their fair value of $163,000 on the date of the exchange. Interest on the Second Lien Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009. The purpose of the exchange offers was to reduce the outstanding principal amount of the Company’s debt. The Company recognized a gain on the exchange offers of $178,732.

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

The Senior Secured Credit Facility is secured under first priority pledges of all of the equity interest of the Company’s U.S. subsidiaries, and it is also secured by first priority interests in and mortgages on substantially all of the Company’s tangible and intangible assets. The Senior Secured Credit Facility also contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness (subject to certain exceptions) and requires the Company to maintain a maximum consolidated first lien leverage ratio. Additionally, it restricts the Company’s ability to incur additional indebtedness or liens, make investments or declare or pay any dividends. The Company is in compliance with the covenant requirements at December 31, 2009.

The Senior Secured Credit facility also requires an acceleration of principal payments based on excess cash flow, as defined in the credit agreement. In connection with this requirement, the Company made principal payments of $6,846 and $7,529 on March 28, 2008 associated with its U.S. dollar-denominated term loan (tranche B-1) and its Euro-denominated term loan (tranche B-2), respectively, based on the excess cash flow in the second half of fiscal year 2007. The Company did not have excess cash flow under the terms of the credit agreement in fiscal years 2009 and 2008.

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

The Company’s wholly-owned subsidiary, MPM Nantong, also has borrowings of approximately $60,441 outstanding (based on exchange rates as of December 31, 2009) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong’s assets. On April 30, 2009, MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank. On June 3, 2009, MPM Nantong and the China Construction Bank entered into a Supplemental Agreement, which amended the loan agreement. Pursuant to the Supplemental Agreement, the parties (1) changed the first measurement date for the financial covenants under the loan agreement from December 31, 2008 to December 31, 2010 and (2) deferred principal repayments originally due on June 30, 2009 and December 31, 2009, aggregating to approximately $6,200 (based on exchange rates at the time), until June 30, 2014, the final maturity date of the debt under the loan agreement. As of December 31, 2008, in anticipation of the breach of the financial covenant, the Company classified all principal payments due under the loan as current debt. The Company has since reclassified all principal payments due beyond one year under the loan from China Construction Bank as long-term debt. The borrowings accrues interest at a weighted average rate of 5.12% per annum. MPM Nantong was in compliance with the terms of the Supplemental Agreement as of December 31, 2009.

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

A summary of long-term debt as of December 31, 2009 and 2008 is as follows:

	2009	2008
JPMorgan Chase Bank, N.A. $300,000 revolving credit facility. Matures December 3, 2012. Interest varied at LIBOR plus 2.5% until September 22, 2009, at which point it was increased to LIBOR plus 3.75%. The interest rate as of December 31, 2009 and 2008 was 4.00% and 4.06%, respectively.	$100,000	150,000
JPMorgan Chase Bank, N.A. $525,000 term loan tranche B-1. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 2.25%. The interest rate as of December 31, 2009 and 2008 was 2.50% and 2.75%, respectively.	509,250	512,904
JPMorgan Chase Bank, N.A. €400,000 term loan tranche B-2. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at Euro LIBOR plus 2.25%. The interest rate as of December 31, 2009 and 2008 was 2.723% and 4.942%, respectively.	560,037	548,610
$765,000 Senior Notes. Matures December 1, 2014. Interest is payable semi-annually at 9.75%.	716,576	765,000
€275,000 Senior Notes. Matures December 1, 2014. Interest is payable semi-annually at 9%.	353,949	385,708
$300,000 Senior Toggle Notes. Matures December 1, 2014. Interest is payable semi-annually in cash at 10.125% or payable-in-kind at 10.875%.	203,120	316,312
$500,000 Senior Subordinated Notes. Matures December 1, 2016. Interest is payable semi-annually at a coupon rate of 11.5%, with a yield-to-maturity of 11.68% as the notes were issued at a discount of $7,225, of which $681 and $713 was amortized during the year ended December 31, 2009 and 2008, respectively	378,088	494,259
$200,000 Second-Lien Senior Secured Notes Matures June 15, 2014. Interest is payable semi-annually in cash at 12.5%.	166,318	—
China Construction Bank, $61,548 construction loan. Matures June 30, 2014. Interest on borrowings is based on 90% of the rate of the People’s Bank of China at the time of borrowing. The weighted average interest rate at December 31, 2009 and 2008 was 5.12% and 6.88%, respectively. Interest is payable quarterly.	60,441	60,317
India Bank, 350,000 INR Medium Term Loan Matures June 20, 2015. Interest on borrowings is set annually and is based on 99.5% of India Bank’s Benchmark Prime Lending Rate plus a Tenor Fee of 0.5%. The interest rate at December 31, 2009 was 12.5%. Interest is payable monthly.	5,678	—

Total long-term debt	3,053,457	3,233,110
Less current installments	97,977	68,378

Long-term debt, excluding current installments	$2,955,480	3,164,732

Interest expense on long-term debt was $244,544, $272,386 and $272,986 for the years ended December 31, 2009, 2008 and 2007, respectively. Cash paid for interest on long-term debt was $218,686, $257,575 and $271,845 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of debt discount and debt issuance costs amounted to $14,657, $10,898 and $11,208 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in Interest expense in the Consolidated Statements of Operations.

As disclosed in note 2 (r), on May 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185,000.

At December 31, 2009, the Company estimates that the $1,651,733 of outstanding fixed rate senior notes had a fair value of approximately $1,530,066; the $1,069,287 of outstanding variable rate term loans had a fair value of approximately $934,358; the $166,318 of outstanding fixed rate second-lien senior secured notes with a $200,000 aggregate principal amount had a fair value of approximately $220,000; and the fair values of the $5,678 outstanding medium term loan, $60,441 outstanding construction project financing loan and $100,000 borrowing under the revolving credit facility were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

As of December 31, 2009, the aggregate principal maturities for the next five years are as follows:

Year ending December 31:
2010	$97,977
2011	24,494
2012	91,535
2013	1,049,689
2014	1,445,075

(10) Accrued Expenses and Other Liabilities

The following represents a summary of accrued expenses and other liabilities at December 31:

	2009	2008
Employee compensation and benefits	$61,261	49,029
Other accrued expenses	100,196	129,923

Total accrued expenses and other liabilities	$161,457	178,952

(11) Shareholder’s Deficit

(a) Common Stock and Additional Paid-in Capital

At December 31, 2009 and 2008, common stock consists of 100 shares issued and outstanding with a par value of one cent per share. At December 31, 2009 and 2008, Holdings represented the sole shareholder of the Company as a result of its capital contribution of $903,500 to the Company on December 4, 2006. Additional paid-in capital relates to the excess of paid-in-capital over the par value of the common shares from the capital contribution, net of $305,158 in deemed dividend to GE.

(b) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

Predecessor	Foreign currency translation	Pension and Postretirement liability adjustments	Derivative instruments	Accumulated other comprehensive income
Balance at December 31, 2006	$4,098	110	—	4,208
Net current period change	25,033	14,011	—	39,044

Balance at December 31, 2007	29,131	14,121	—	43,252
Net current period change	142,057	(5,771)	(3,578)	132,708

Balance at December 31, 2008	171,188	8,350	(3,578)	175,960
Net current period change	(363)	2,980	1,483	4,100

Balance at December 31, 2009	$170,825	11,330	(2,095)	180,060

The accumulated balances and corresponding tax effects for each component of other accumulated comprehensive income (loss) as of December 31, 2009 and 2008 are as follows:

	2009
	Before-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$170,825	—	170,825
Pension and postretirement liability adjustments	13,021	(1,691)	11,330
Derivative instruments	(1,297)	(798)	(2,095)

	$182,549	(2,489)	180,060

	2008
	Before-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$171,188	—	171,188
Pension and postretirement liability adjustments	8,606	(256)	8,350
Derivative instruments	(3,578)	—	(3,578)

	$176,216	(256)	175,960

	2007
	Before-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$29,131	—	29,131
Pension and postretirement liability adjustments	16,348	(2,227)	14,121

	$45,479	(2,227)	43,252

(c) Noncontrolling Interests

The following table presents the changes in the proportionate share of the equity of the noncontrolling interest shareholder balances:

	Years ended December 31,
	2009	2008	2007
Balance, beginning of period	$3,844	4,024	3,961
Currency translation adjustment	(314)	771	425
Dividends paid	—	(490)	(490)
Noncontrolling interests share of income (loss)	116	(461)	128

Balance, end of period	$3,646	3,844	4,024

(12) Stock-based Compensation

On March 30, 2007, the Board of Directors of Holdings approved the 2007 Long-Term Incentive Plan of Holdings (the “Incentive Plan”). A maximum of 500,000 shares of Holdings common stock may be issued or transferred, including non-qualified stock options pursuant to the Incentive Plan.

Employee option grants with graded vesting vest over a four or five-year period. Other options vest only if Apollo (including affiliates) realizes a specified actual annual Internal Rate of Return (“IRR’). There were no options granted to the Company’s directors in 2009. 2,000 options were granted to each of the Company’s directors in 2008 and 2007. Director options vested and became exercisable immediately upon being granted and had a weighted average per share grant-date fair value of $44.04 and $32.82 for options granted in 2008 and 2007, respectively. The fair value of each employee’s options with graded vesting and the director options was estimated using the Black-Scholes-Merton option pricing model. For the options associated with investor IRR, an adaptation of the Black-Scholes-Merton, which took into consideration the internal rate of return thresholds, was used to estimate fair value. This model adaptation is essentially equivalent to the use of a path-dependent lattice model.

Expected volatility was based on the historical volatility of representative peer companies’ stocks. Expected term for graded and director options was based on the simplified method which allows a term equal to the period from grant date to the mid-point between vesting dates and contractual expiration of the options. For options associated with investor IRR, the expected term reflected an assumed date when the investor would reach its internal rate of return threshold plus an estimated additional holding period until the option exercise. Expected dividend yield was based on management’s expectation of no dividend payments. Risk free interest rates were based on the U.S. treasury yield curve in effect at the grant date for instruments with similar lives.

Options granted during 2009, 2008 and 2007 used the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	2.09%	4.20%	4.74%
Expected term (in years)	4.07	5.18	5.81
Volatility	54.7%	28.6%	27.0%
Expected dividend yield	—	—	—

For the fiscal years ended December 31, 2009, 2008 and 2007, the Company recognized $0, $88 and $66 for director compensation, and $787, $1,058 and $1,290 for employee compensation, respectively. The compensation expenses are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company recognized no tax benefits. As of December 31, 2009, there was $1,491 of unrecognized compensation costs related to unvested options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 1.1 years.

The following is a summary of the stock options as of and for the years ended December 31, 2009, 2008 and 2007:

	Options	Weighted Average Exercise Price	Weighted Average grant- date Fair Value
Outstanding at January 1, 2007	—
Granted	309,274	$100.00	$25.17
Forfeited	(76,250)	$100.00
Expired	—
Exercised	—

Outstanding at December 31, 2007	233,024	$100.00

Granted	5,050	$131.00	$35.17
Forfeited	(25,773)	$100.00
Expired	—
Exercised	—

Outstanding at December 31, 2008	212,301	$100.74

Granted	15,125	$100.00	$37.15
Forfeited	(12,948)	$100.00
Expired	—
Exercised	—

Outstanding at December 31, 2009	214,478

The weighted average characteristics of outstanding options at December 31, 2009 were as follows:

	Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding at December 31, 2009	214,478	5.67	$100.72
Vested at December 31, 2009	29,852	5.67	$102.29
Expected to vest at December 31, 2009	171,587	5.67	$100.72

At December 31, 2009, 26,902 of the 210,478 outstanding employee options were vested and exercisable with weighted average exercise price of $100.23 and weighted average remaining contractual life of 6.20 years.

(13) Income Taxes

For the years ended December 31, 2009, 2008 and 2007, the Company’s tax provision was computed based on the legal entity structure, as described in note 1. Any tax benefit or valuation allowance related to net operating losses (NOL) was recognized and evaluated on a stand-alone basis.

The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2009	2008	2007
Income (loss) before income taxes:
U.S.	$20,755	(177,447)	(217,178)
Non U.S.	(46,947)	(930,581)	(2,200)

	$(26,192)	(1,108,028)	(219,378)

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended December 31, 2009:
United States federal	$—	(3,387)	(3,387)
State and local	28	—	28
Non U.S. jurisdictions	14,741	4,097	18,838

	$14,769	710	15,479

Year ended December 31, 2008:
United States federal	$—	(26,232)	(26,232)
State and local	(2,064)	—	(2,064)
Non U.S. jurisdictions	13,392	(95,606)	(82,214)

	$11,328	(121,838)	(110,510)

Year ended December 31, 2007:
United States federal	$—	26,198	26,198
State and local	(211)	—	(211)
Non U.S. jurisdictions	29,512	(20,704)	8,808

	$29,301	5,494	34,795

Income tax expense (benefit) attributable to income from operations was $15,479, ($110,510) and $34,795 for the years ended December 31, 2009, 2008 and 2007, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year ended December 31,
	2009	2008	2007
Income tax expense (benefit):
Computed “expected” tax expense (benefit)	$(9,167)	(387,810)	(76,781)
State and local income taxes, net of Federal income tax benefit	(260)	(2,064)	(137)
Increase (reduction) in income taxes resulting from:
Tax rate changes	(1,934)	2,840	(3,273)
Non U.S. tax rate differential	11,616	7,299	(7,139)
Branch accounting effect	(23,521)	(213,026)	2,230
Withholding taxes	79	1,122	4,527
Valuation allowance	37,115	238,697	111,047
Permanent differences	7,307	10,403	3,234
Elective asset step up	(5,715)	—	—
Goodwill impairment	—	231,591	—
Other	(41)	438	1,087

	$15,479	(110,510)	34,795

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009, and 2008 are presented below.

	U.S.		Non U.S.
	2009	2008	2009	2008
Current deferred tax assets:
Inventory	$7,166	—	5,972	2,682
Vacation	5,156	1,736	2,657	1,848
Provision for expenses related to timing	3,389	1,252	3,063	3,078
Net operating losses	—	—	—	14,655
Deferred revenue	—	—	62	708
Other	793	1,444	2,745	6,715

Total current deferred tax assets	16,504	4,432	14,499	29,686

Noncurrent deferred tax assets:
Amortization	212,462	248,917	10,019	16,487
Depreciation	19,768	25,074	11,132	2,365
Pension	94,387	88,692	27,208	32,610
Net operating losses	214,137	186,504	93,304	52,767
Foreign tax credits	—	13,392	—	—
Branch accounting future credits	45,927	43,707	—	—
Reserves	744	—	—	555
Deferred interest deductions	—	—	16,641	12,854
Other	7,079	7,047	5,137	4,831

Total noncurrent deferred tax assets	594,504	613,333	163,441	122,469

Total gross deferred tax assets	611,008	617,765	177,940	152,155
Less valuation allowance	(610,974)	(616,939)	(50,648)	(18,834)

Net deferred tax assets	34	826	127,292	133,321

Current deferred tax liabilities:
Inventory	—	792	10,299	10,219
Deferred revenue	—	—	295	272
Provision for expenses related to timing	—	—	25,109	20,144
Other	—	—	1,569	5,035

Total current deferred tax liabilities	—	792	37,272	35,670

Noncurrent deferred lax liabilities:
Amortization	—	—	85,126	90,696
Depreciation	—	—	46,376	47,578
Other	34	34	4,297	3,373

Total noncurrent deferred tax liabilities	34	34	135,799	141,647

Total deferred tax liabilities	34	826	173,071	177,317

Net deferred tax asset (liability)	$—	—	(45,779)	(43,996)

NOL Schedule

Country	NOL value
United States	$598,261
Germany	127,278
Japan	96,716
China	18,008
Thailand	16,713
Italy	12,204
Singapore	4,441
Canada	4,627
Other	3,050

Total	$881,298

At December 31, 2009, 2008 and 2007, the Company had available approximately $881,298, $743,019 and $366,823 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. The net operating losses for the United States and Japan will begin to expire in 2026 and 2013, respectively. The net operating losses for Germany and Italy have no expiration date.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2009 and 2008, in most jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized.

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2009, and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.

Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The “branch accounting future credit” deferred tax asset of $45,927 and $43,707 at December 31, 2009 and 2008, respectively, principally represents the offset to the non-US affiliates deferred tax liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits, December 31, 2007	$—
Additions for tax positions of the current year	3,926
Additions for tax positions of prior years	8,127
Reductions for tax positions of prior years	—
Settlements	—
Statute of limitations expiration	—
Foreign currency translation	—

Balance at December 31, 2008	12,053

Additions for tax positions of the current year	3,343
Additions for tax positions of prior years	3,766
Reductions for tax positions of prior years	(1,149)
Settlements	(195)
Statute of limitations expiration	—
Foreign currency translation	139

Balance at December 31, 2009	$17,957

Liabilities for unrecognized tax benefits as of December 31, 2009 relate to various foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2009 would reduce the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2009 and 2008 the Company has recorded a liability of approximately $765 and $830, respectively, for interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Germany, Italy and Canada. Such major jurisdictions with open tax years are as follows: United States 2005-2009, Germany 2005-2009, Italy 2003-2009, Switzerland 2005-2009, Singapore 2002-2009, Japan 2004-2009, Thailand 2003-2009, Hong Kong 2004-2009, Canada 2006-2009 and Brazil 2004-2009. Unrecognized tax benefits are not expected to change significantly over the next 12 months.

(14) Commitments and Contingencies

(a) Litigation

The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(b) Purchase Commitments

The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in note 3. As of December 31, 2009, future contractual minimums are as follows:

Year ending December 31:
2010	$126,486
2011	126,404
2012	119,847
2013	119,847
2014	112,367
Thereafter	1,150,594

$1,755,545

To the extent that the Company does not purchase the contractual minimum amount, the Company must pay vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.

(c) Environmental Matters

The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of December 31, 2009 and 2008, the Company had recognized obligations of $4,737 and $3,999, respectively, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets.

(d) Lease Commitments

The Company has several noncancelable operating leases, primarily for manufacturing equipment, office equipment and office buildings. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments as of December 31, 2009 are as follows:

Year ending December 31:
2010	$16,277
2011	11,189
2012	7,379
2013	4,489
2014	3,468
Thereafter	7,065

Total future minimum lease payments	$49,867

The Company is also a lessee under various cancelable operating lease arrangements for industrial equipment, computer and office equipment. Rent expense for noncancelable and cancelable operating leases was $24,619, $26,464 and $28,862 for the years ended December 31, 2009, 2008 and 2007, respectively.

(15) Pension and Postretirement Benefits

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

Eligible U.S. employees may also participate in the Company’s defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings, with the Company matching up to a maximum of 4% of the employees’ annual earnings or nine thousand eight hundred dollars, in various program funds. Effective January 1, 2009, the Company suspended the 4% match for salaried exempt employees. The Company recognized expense of $2,109, $6,039 and $5,221 during 2009, 2008 and 2007, respectively, associated with this plan.

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

Employees in the United Kingdom participate in GE pension plans along with GE employees. Prior to 2009, employees in the Netherlands also participated in GE pension plans along with GE employees. The Company’s pension expense associated with contributions to these multi-employer pension plans was $329, $3,768 and $2,146 for the years ended December 31, 2009, 2008 and 2007, respectively.

Pension Plan Participants

Pension plan participants as of December 31, 2009 were as follows:

	Total	Domestic	Foreign
Active employees	3,948	2,549	1,399
Vested former employees	405	235	170
Retirees and beneficiaries	264	30	234

	4,617	2,814	1,803

Cost of Pension Plans

Net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 includes the following (income) expense components:

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2009	2008	2007	2009	2008	2007
Expected return on plan assets	$(2,433)	(1,562)	—	(754)	(1,255)	(1,130)
Service cost for benefits earned	16,384	14,819	16,324	5,139	5,706	4,351
Interest cost on benefit obligation	3,466	2,766	2,497	3,660	3,474	3,228
Prior service benefit	(882)	(882)	(232)	—	—	—
Net actuarial (gain) loss recognized	(473)	(874)	(40)	(349)	(439)	(204)
Effect of terminations and other	112	—	72	342	(1,531)	—

	$16,174	14,267	18,621	8,038	5,955	6,245

Actuarial Assumptions

The Company measures and records the expense of its pension plan obligations based on actuarially determined estimates, using a December 31 measurement date. Weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic			Foreign
	2009	2008	2007	2009	2008	2007
Discount rate	6.10%	5.90%	6.60%	3.41%	3.46%	3.33%
Compensation increases	4.36%	4.42%	4.54%	2.32%	2.65%	2.62%
Expected return on assets	8.00%	8.00%	8.50%	2.93%	2.88%	3.54%

The Company’s defined benefit pension plans in Germany also relied upon assumptions regarding pension benefit increases of 1.75% in 2009, 2.0% in 2008 and 1.75% in 2007. The discount rates at December 31 are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied. The Company amortizes experience gains and losses and effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Funding Policy

The funding policy for the various pension plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. In 2010, the Company expects to contribute approximately $14,321 and $2,798 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $12,661 and $2,726 to its Domestic and Foreign plans, respectively, in 2009.

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

Projected Benefit Obligation

	Total		Domestic		Foreign
	2009	2008	2009	2008	2009	2008
Balance at January 1	$176,087	145,015	63,800	43,277	112,287	101,738
Service cost for benefits earned	21,523	20,525	16,384	14,819	5,139	5,706
Interest cost on benefit obligations	7,126	6,242	3,466	2,766	3,660	3,476
Participant contributions	157	227	—	—	157	227
Plan amendments	(271)	—	—	—	(271)	—
Actuarial loss (gain)	(5,485)	488	(10,173)	3,005	4,688	(2,517)
Benefits paid	(3,875)	(4,436)	(294)	(67)	(3,581)	(4,369)
Exchange rate adjustments	999	13,260	—	—	999	13,260
Effect of terminations and other	(5,517)	(5,234)	112	—	(5,629)	(5,234)

Balance at December 31	$190,744	176,087	73,295	63,800	117,449	112,287

Actuarial gains and losses are principally associated with discount rate changes.

Accumulated Benefit Obligation

	Total		Domestic		Foreign
	2009	2008	2009	2008	2009	2008
Balance at December 31	$164,611	143,830	54,139	40,646	110,472	103,184

The following table provides information about the Company’s pension plans with accumulated benefit obligations that exceed the fair value of plan assets.

	Total		Domestic		Foreign
	2009	2008	2009	2008	2009	2008
Funded plans with assets less than ABO
Plan assets	$69,151	52,207	39,733	23,911	29,418	28,296
Accumulated benefit obligations	113,355	102,988	45,916	32,584	67,439	70,404
Projected benefit obligations	136,266	130,730	61,847	51,394	74,419	79,336
Unfunded plans
Accumulated benefit obligations	51,256	40,842	8,223	8,062	43,033	32,780
Projected benefit obligations	54,478	45,357	11,448	12,406	43,030	32,951

Plan Assets

The following table sets forth the components of the change in plan assets for the year ended December 31:

	Total		Domestic		Foreign
	2009	2008	2009	2008	2009	2008
Balance at January 1	$52,207	33,059	23,911	250	28,296	32,809
Actual gain (loss) on plan assets	5,170	(7,750)	3,379	(1,635)	1,791	(6,115)
Employer contributions	15,387	28,365	12,661	25,351	2,726	3,014
Participant contributions	157	227	—	—	157	227
Benefits paid	(2,158)	(2,193)	(218)	(55)	(1,940)	(2,138)
Terminations and other	(1,834)	(4,535)	—	—	(1,834)	(4,535)
Exchange rate adjustments	222	5,034	—	—	222	5,034

Balance at December 31	$69,151	52,207	39,733	23,911	29,418	28,296

The following table sets forth the percentage of the fair value of total plan assets, by asset category, held as of December 31:

	Domestic		Foreign
	2009	2008	2009	2008
Cash and cash equivalents	11%	50%	3%	2%
Equity securities	54%	26%	32%	33%
Government bonds	17%	12%	15%	40%
Corporate Bonds	18%	12%	24%	0%
Insurance contracts	0%	0%	24%	24%
Other	0%	0%	2%	1%

Total	100%	100%	100%	100%

Plan fiduciaries of the various defined benefit plans set the investment policies and strategies for the trusts. Long-term strategic investment objectives include preserving the funded status of the plans, while balancing risk and return. These fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations. Target allocations for the Domestic and Foreign plans are consistent with the 2009 percentages presented above. Target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

The following table presents plan assets at December 31, 2009 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Domestic Assets
Cash and cash equivalents	$4,371	—	—	4,371
Equity securities	21,456	—	—	21,456
Government bonds	6,755	—	—	6,755
Corporate bonds	7,151	—	—	7,151

Total assets at fair value	$39,733	—	—	39,733

Foreign Assets
Cash and cash equivalents	$843	—	—	843
Equity securities	9,446	—	—	9,446
Government bonds	4,525	—	—	4,525
Corporate bonds	7,036	—	—	7,036
Insurance contracts	—	7,118	—	7,118
Other	—	450	—	450

Total assets at fair value	$21,850	7,568	—	29,418

For Level 1 assets, the Company uses quoted market prices to determine the fair value with the exception of money market investments (included in cash and cash equivalents), which are valued at their net asset value. For Level 2 assets, the Company uses quotes from independent vendors and other relevant information to determine the fair value.

Pension Asset (Liability)

The Company’s recorded assets and liabilities for its principal defined benefit pension plans are as follows:

December 31	Total		Domestic		Foreign
	2009	2008	2009	2008	2009	2008
Funded status:
Fair value of plan assets	$69,151	52,207	39,733	23,911	29,418	28,296
Projected benefit obligation	(190,744)	(176,087)	(73,295)	(63,800)	(117,449)	(112,287)

Pension liability recognized	$(121,593)	(123,880)	(33,562)	(39,889)	(88,031)	(83,991)

Amounts recorded in shareholder’s deficit (pre-tax)
Prior service benefit	$(7,059)	(7,645)	(6,763)	(7,645)	(296)	—
Net actuarial (gain) loss	(15,740)	(8,415)	(16,683)	(6,037)	943	(2,378)

Total	$(22,799)	(16,060)	(23,446)	(13,682)	647	(2,378)

The estimated prior service benefit and net actuarial (gain) loss that will be amortized from shareholder’s deficit in 2010 are approximately $924 and $1,107, respectively.

Estimated Future Benefit Payments

The expected benefit payments presented below are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2009, and include estimated future employee service.

	2010	2011	2012	2013	2014	2015-2019
Domestic pension plans	$778	1,102	1,337	1,674	2,189	25,054
Foreign pension plans	6,099	6,585	7,213	6,559	6,583	39,225

Total	$6,877	7,687	8,550	8,233	8,772	64,279

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

Net periodic postretirement benefit cost of $6,964, $6,710 and $6,240 for the years ended December 31, 2009, 2008 and 2007, includes service cost for benefits earned of $1,364, $1,240 and $2,010, interest cost on the benefit obligation of $4,410, $4,310 and $3,610 and amortization of prior service cost and net actuarial gain of $1,190, $1,160 and $620, respectively.

Changes in the accumulated postretirement benefit obligation were as follows:

	2009	2008
Balance at January 1	$72,241	73,129
Service cost for benefits earned	1,364	1,240
Interest cost on benefit obligations	4,410	4,310
Actuarial (gain) loss	3,516	(5,870)
Benefits paid	(1,370)	(692)
Employee Contributions	120	124

Balance at December 31	$80,281	72,241

The accumulated postretirement benefit obligation is recognized as a component of pension liabilities in the December 31, 2009 and 2008 Consolidated Balance Sheets. Amounts recorded in shareholder’s deficit at December 31, 2009 and 2008 include unrecognized prior service cost of $13,150 and $14,460 and unrecognized net actuarial gains of $3,254 and $6,890, respectively. Unrecognized prior service cost principally arises from 2007 plan amendments related to the elimination of caps on health benefit payments for long-service employees. The estimated prior service cost and net actuarial gain that will be amortized from shareholder’s deficit in 2010 are $1,310 and $110, respectively.

Significant actuarial assumptions used to determine benefit obligations as of December 31, 2009 and 2008, and related earnings effects include discount rates of 5.8% and 6.2%, respectively, compensation increases of 4.5% and an initial healthcare trend rate of 8.5% and 9.3% (gradually declining to 4.5% for 2024 and thereafter), respectively. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. Increasing or decreasing the healthcare cost trend rates by one percentage point would have changed the December 31, 2009 accumulated postretirement benefit obligation by approximately $6,300 and $5,400, respectively, and the December 31, 2008 accumulated postretirement benefit obligation by $5,610 and $4,790, respectively. Increasing or decreasing the healthcare cost trend rates by one percentage point would not have a material effect on net periodic postretirement benefit cost for 2009 or 2008.

The expected benefit payments presented below are based on the same assumptions used to measure the Company’s accumulated postretirement benefit obligation at December 31, 2009, and include estimated future employee service.

	2010	2011	2012	2013	2014	2015-2019
Gross	$1,470	1,670	1,910	3,070	4,480	41,690
Expected Medicare Part D subsidy	30	60	90	120	160	1,950

Net	$1,440	1,610	1,820	2,950	4,320	39,740

(16) Financial Instruments

The Company’s business and activities expose it to a variety of market risks, including risks related to changes in commodity prices, foreign-currency exchange rates and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. This program recognizes the unpredictability of financial and commodity markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. As part of its risk management strategy, the Company, from time to time, uses derivative instruments to protect cash flows from fluctuations caused by volatility in currency exchange rates, commodity prices and interest rates.

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

The maximum term over which the Company may hedge exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months for commodity hedges. No cash flow hedges were discontinued during the year ended December 31, 2009.

Derivatives Not Designated as Hedging Instruments

The Company uses commodity forward contracts and option contracts to hedge a portion of its anticipated cash payments to natural gas vendors in the U.S., which can fluctuate based on changes in natural gas prices. These contracts do not meet the provisions required to qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

Financial instruments are neither held nor issued by the Company for trading purposes. The Company’s natural gas hedge contracts and interest rate swap contract do not contain any credit related contingent features and accordingly, the Company is not required to post any collateral.

The notional amounts of the Company’s derivative instruments outstanding as of December 31, 2009, were as follows:

Notional Amount
Derivatives Designated as Hedges:
Interest Rate Swap contract	$185,000
Natural Gas Hedge Contracts	2,289

Total Derivatives Designated as Hedges	$187,289

Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$4,271

Total Derivatives Not Designated as Hedges	$4,271

The fair values of the Company’s derivative instruments outstanding as of December 31, 2009, were as follows:

	Balance Sheet Location	Fair Value
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	Other current assets	$451

Total Derivatives Not Designated as Hedges		$451

Total Asset Derivatives		$451

Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	Accrued expense and other liabilities	$1,037
Natural Gas Hedge Contracts	Accrued expense and other liabilities	260

Total Derivatives Designated as Hedges		$1,297

Total Liability Derivatives		$1,297

The gains and losses on the Company’s derivative instruments during the year ended December 31, 2009 were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$—	Other income (expense)	$(211)

Total Asset Derivatives Not Designated as Hedges	—		(211)
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	2,541	Interest Expense	(3,999)
Natural Gas Hedge Contracts	(260)	Cost of sales, excluding depreciation	(2,054)

Total Liability Derivatives Designated as Hedges	2,281		(6,053)
Derivatives Not Designated as Hedges:
Natural Gas Purchase Contracts	—	Other income (expense)	1,103
Foreign Currency Contracts	—	Other income (expense)	4,035

Total Liability Derivatives Not Designated as Hedges	—		5,138

Total Derivatives	$2,281		$(1,126)

(1)	Accumulated other comprehensive income (loss) (AOCI). The entire amount of gains (losses) recognized in AOCI are expected to be reclassified to earnings in the next twelve months.
(2)	For derivatives designated as cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(17) Operating Segments

The Company operates in two independent business segments: Silicones and Quartz. The Silicones segment is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz segment is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. Further information about each segment’s operating locations and legal entities is described in note 1 to these consolidated financial statements.

The Company’s operating segments are organized based on the nature of the products they serve. They are managed separately because each business requires different technology and marketing strategies. The Company’s Quartz segment production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from substantially one supplier, Unimin Corporation. The Company has entered into a contract with Unimin, which expires on December 31, 2010.

The accounting policies of the Silicones and Quartz segments are as described in the summary of significant accounting policies described in note 2 to these consolidated financial statements.

	Silicones	Quartz	Corporate and other items (c)	Total
Year ended December 31, 2009:
Net sales (a)	$1,912,881	170,580	—	2,083,461
Operating income (loss) (b)	72,057	(16,325)	(15,443)	40,289
Depreciation and amortization	162,525	29,046	—	191,571
Amortization of debt discount and issuance costs	14,657	—	—	14,657
Interest expense and other financial charges	260,268	196	—	260,464
Interest income	2,946	241	—	3,187
Provision for income taxes	12,344	3,135	—	15,479
Capital expenditures	67,765	9,675	—	77,440

	Silicones	Quartz	Corporate and other items (c)	Total
Year ended December 31, 2008:
Net sales (a)	$2,383,373	255,881	—	2,639,254
Operating income (loss) (b)	(645,944)	(144,872)	(45,798)	(836,614)
Depreciation and amortization	202,328	35,120	—	237,448
Amortization of debt issuance costs	10,898	—	—	10,898
Interest expense and other financial charges	282,646	—	—	282,646
Interest income	4,903	779	—	5,682
Provision for income taxes	(105,853)	(4,657)	—	(110,510)
Capital expenditures	123,171	16,328	—	139,499

	Silicones	Quartz	Corporate and other items (c)	Total
Year ended December 31, 2007:
Net sales (a)	$2,264,308	273,494	—	2,537,802
Operating income (loss) (b)	121,756	16,545	(56,109)	82,192
Depreciation and amortization	235,637	58,950	—	294,587
Amortization of debt issuance costs	11,208	—	—	11,208
Interest expense and other financial charges	288,830	6	—	288,836
Interest income	6,621	621	—	7,242
Provision for income taxes	28,163	6,632	—	34,795
Capital expenditures	155,582	21,330	—	176,912

The following represents a summary of total assets at December 31,

	2009	2008
Silicones	$2,948,651	3,206,317
Quartz	306,197	335,373
Corporate and other items	51,984	42,673

Total assets (d)	$3,306,832	3,584,363

(a)	There were no inter-segment sales during the years ended December 31, 2009, 2008 and 2007. There were no individual customers for which revenue transactions comprised 3% or more of net sales for the years ended December 31, 2009, 2008 and 2007.
(b)	A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest income, interest expense, other income (expense), net and minority interests as presented in the Condensed Consolidated Statements of Operations.
(c)	Corporate and other items include pension expenses and headquarter costs, net of segment allocations.
(d)	Deferred income taxes are included within corporate and other items as reconciling amounts to the Company’s total assets as presented on the Consolidated Balance Sheets.

The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangible assets, net of accumulated amortization and goodwill.

	Year ended December 31,
	2009	2008	2007
Net sales:
United States	$658,815	824,067	837,871
Canada	37,522	45,349	55,254
Pacific	632,382	753,676	706,746
Europe	674,600	933,741	860,523
Mexico and Brazil	80,142	82,421	77,408

	$2,083,461	2,639,254	2,537,802

	December 31,
	2009	2008
Total long-lived assets:
United States	$628,302	677,705
Canada	23,976	21,720
Pacific	807,589	851,066
Europe	750,958	749,333
Mexico and Brazil	7,701	6,194

	$2,218,526	2,306,018

(18) Quarterly Financial Information (Unaudited)

A summary of the quarterly operating results during 2009 and 2008 were as follows:

	First quarter 2009	Second quarter 2009	Third quarter 2009	Fourth quarter 2009
Net sales	$418,059	490,008	568,421	606,973
Costs and expenses:
Cost of sales, excluding depreciation	311,482	334,655	381,876	392,472
Selling, general and administrative expenses, including depreciation	142,078	126,447	124,308	144,171
Research and development expenses	15,986	15,038	14,737	17,003
Restructuring and other costs	11,282	10,231	3,377	(1,971)

Operating income (loss)	(62,769)	3,637	44,123	55,298
Other income (expense):
Interest income	988	683	700	816
Interest expense	(66,304)	(60,290)	(67,050)	(66,820)
Other, net	9,973	1,285	970	(164)
Gain on exchange of debt	—	178,732	—	—

Income (loss) before income taxes (benefit)	(118,112)	124,047	(21,257)	(10,870)
Income taxes (benefits)	(20,645)	21,068	3,884	11,172

Net income (loss)	(97,467)	102,979	(25,141)	(22,042)
Net (income) loss attributable to noncontrolling interests	648	(178)	(713)	127

Net income (loss) attributable to Momentive Performance Materials Inc.	$(96,819)	102,801	(25,854)	(21,915)

	First quarter 2008	Second quarter 2008	Third quarter 2008	Fourth quarter 2008
Net sales	$656,612	737,464	699,884	545,294
Costs and expenses:
Cost of sales, excluding depreciation	433,059	515,680	472,189	416,855
Selling, general and administrative expenses, including depreciation	159,322	155,302	181,994	163,484
Research and development expenses	17,911	20,854	18,406	18,506
Restructuring and other costs	4,253	8,750	9,623	22,141
Goodwill impairment charge	—	—	—	857,539

Operating income (loss)	42,067	36,878	17,672	(933,231)
Other income (expense):
Interest income	1,350	1,378	1,213	1,741
Interest expense	(68,288)	(71,947)	(69,824)	(72,587)
Other, net	(13,619)	157	11,749	7,263

Loss before income taxes (benefit)	(38,490)	(33,534)	(39,190)	(996,814)
Income taxes (benefits)	10,449	12,870	(4,402)	(129,427)

Net loss	(48,939)	(46,404)	(34,788)	(867,387)
Net (income) loss attributable to noncontrolling interests	61	299	(70)	171

Net loss attributable to Momentive Performance Materials Inc.	$(48,878)	(46,105)	(34,858)	(867,216)

(19) Guarantor and Nonguarantor Condensed Consolidated Financial Statements

The Company has outstanding $200.0 million in aggregate principal amount of second-lien senior notes, $716.6 million in aggregate principal amount of senior notes, €245.2 million in aggregate principal amount of Euro senior notes, $203.1 million in aggregate principal amount of senior toggle notes and $381.9 million in aggregate principal amount of senior subordinated notes (following the completion of the debt exchange on June 15, 2009). The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2009 and 2008, the Condensed Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2009, 2008 and 2007 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

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

.

Condensed Consolidated Balance Sheet as of December 31, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$57,077	9,514	143,693	—	210,284
Receivables, net	—	97,560	282,962	—	380,522
Due from affiliates	3	86,470	26,677	(104,214)	8,936
Inventories	—	158,054	206,041	(14,952)	349,143
Prepaid expenses	—	5,351	3,143	—	8,494
Income tax receivable	—	2,651	5,956	—	8,607
Deferred income taxes	—	1	7,818	2,625	10,444
Other current assets	—	4,704	552	—	5,256

Total current assets	57,080	364,305	676,842	(116,541)	981,686
Property and equipment, net	—	530,715	634,860	—	1,165,575
Other long-term assets	34,341	—	30,153	—	64,494
Deferred income taxes	—	—	41,540	—	41,540
Investments in nonconsolidated affiliates	—	—	586	—	586
Investment in affiliates	1,318,105	(244,329)	—	(1,073,776)	—
Intercompany borrowing	—	1,024,896	72,234	(1,097,130)	—
Intangible assets, net	—	97,587	541,816	—	639,403
Goodwill	—	—	413,548	—	413,548

Total assets	$1,409,526	1,773,174	2,411,579	(2,287,447)	3,306,832

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	70,498	199,253	—	269,751
Accrued expenses and other liabilities	1,040	65,087	95,330	—	161,457
Accrued interest	15,342	244	282	—	15,868
Due to affiliates	—	21,944	85,049	(104,214)	2,779
Accrued income taxes	—	—	11,110	—	11,110
Deferred income taxes	—	—	34,522	—	34,522
Current installments of long-term debt	—	75,000	22,977	—	97,977

Total current liabilities	16,382	232,773	448,523	(104,214)	593,464
Long-term debt	1,818,051	25,000	1,112,429	—	2,955,480
Other liabilities	—	7,109	57,112	—	64,221
Pension liabilities	—	114,584	94,154	—	208,738
Intercompany borrowings	148,092	72,234	876,804	(1,097,130)	—
Deferred income taxes	—	1	63,240	—	63,241

Total liabilities	1,982,525	451,701	2,652,262	(1,201,344)	3,885,144

Shareholder’s equity (deficit):
Additional paid-in capital	601,732	2,097,626	529,961	(2,627,587)	601,732
Accumulated deficit	(1,354,791)	(957,250)	(945,511)	1,893,802	(1,363,750)
Accumulated other comprehensive income	180,060	181,097	171,221	(352,318)	180,060

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(572,999)	1,321,473	(244,329)	(1,086,103)	(581,958)
Noncontrolling interests	—	—	3,646	—	3,646

Total shareholder’s equity (deficit)	(572,999)	1,321,473	(240,683)	(1,086,103)	(578,312)

Total liabilities and shareholder’s equity (deficit)	$1,409,526	1,773,174	2,411,579	(2,287,447)	3,306,832

Condensed Consolidated Balance Sheet as of December 31, 2008:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,894	200,667	137,981	—	340,542
Receivables, net	—	96,572	312,279	—	408,851
Due from affiliates	—	82,526	19,254	(100,004)	1,776
Inventories	—	178,113	206,192	(7,143)	377,162
Prepaid expenses	—	4,194	6,101	—	10,295
Income tax receivable	—	16,955	—	—	16,955
Deferred income taxes	—	—	6,328	2,073	8,401
Other current assets	—	2,322	3,610	—	5,932

Total current assets	1,894	581,349	691,745	(105,074)	1,169,914
Property and equipment, net	—	573,243	652,013	—	1,225,256
Other long-term assets	40,673	—	32,894	—	73,567
Deferred income taxes	—	786	33,486	—	34,272
Investments in nonconsolidated affiliates	—	—	592	—	592
Investment in affiliates	1,402,887	(166,689)	—	(1,236,198)	—
Intercompany borrowing	7,245	844,030	83,774	(935,049)	—
Intangible assets, net	—	104,342	567,181	—	671,523
Goodwill	—	—	409,239	—	409,239

Total assets	$1,452,699	1,937,061	2,470,924	(2,276,321)	3,584,363

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	91,798	229,196	—	320,994
Short-term borrowings	—	—	6,726	—	6,726
Accrued expenses and other liabilities	3,579	64,204	111,169	—	178,952
Accrued interest	18,204	192	219	—	18,615
Due to affiliates	8,976	21,489	72,943	(100,004)	3,404
Accrued income taxes	—	—	2,688	—	2,688
Deferred income taxes	—	786	18,736	—	19,522
Current installments of long-term debt	—	—	68,378	—	68,378

Total current liabilities	30,759	178,469	510,055	(100,004)	619,279
Long-term debt	1,961,279	150,000	1,053,453	—	3,164,732
Other liabilities	—	5,837	66,446	—	72,283
Pension liabilities	—	112,728	89,336	—	202,064
Intercompany borrowings	3,943	83,774	847,332	(935,049)	—
Deferred income taxes	—	—	67,147	—	67,147

Total liabilities	1,995,981	530,808	2,633,769	(1,035,053)	4,125,505

Shareholder’s equity (deficit):
Additional paid-in capital	601,017	2,193,688	535,622	(2,729,310)	601,017
Accumulated deficit	(1,320,259)	(966,975)	(875,705)	1,840,976	(1,321,963)
Accumulated other comprehensive income	175,960	179,540	173,394	(352,934)	175,960

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(543,282)	1,406,253	(166,689)	(1,241,268)	(544,986)
Noncontrolling interests	—	—	3,844	—	3,844
Total shareholder’s equity (deficit)	(543,282)	1,406,253	(162,845)	(1,241,268)	(541,142)

Total liabilities and shareholder’s equity	$1,452,699	1,937,061	2,470,924	(2,276,321)	3,584,363

Condensed Consolidated Statement of Operations for the year ended December 31, 2009:

	Year ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	887,290	1,581,173	(385,002)	2,083,461
Costs and expenses:
Cost of sales, excluding depreciation	—	611,923	1,185,756	(377,194)	1,420,485
Selling, general and administrative expenses	11,771	158,969	197,612	—	368,352
Depreciation and amortization expenses	—	85,431	106,140	—	191,571
Research and development expenses	—	40,994	21,770	—	62,764

Operating income (loss)	(11,771)	(10,027)	69,895	(7,808)	40,289
Other income (expense):
Interest income	505	97,519	7,811	(102,648)	3,187
Interest expense	(211,718)	(11,766)	(139,628)	102,648	(260,464)
Other income (expense), net	9,720	(69,021)	11,283	60,082	12,064
Gain on exchange of debt	178,732	—	—	—	178,732

Income (loss) before income taxes	(34,532)	6,705	(50,639)	52,274	(26,192)
Income taxes (benefit)	—	(3,020)	19,051	(552)	15,479

Net income (loss)	(34,532)	9,725	(69,690)	52,826	(41,671)
Net (income) loss attributable to noncontrolling interests	—	—	(116)	—	(116)

Net income (loss) attributable to Momentive Performance Materials Inc.	$(34,532)	9,725	(69,806)	52,826	(41,787)

Condensed Consolidated Statement of Operations for the year ended December 31, 2008:

	Year ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	1,072,061	1,979,113	(411,920)	2,639,254
Costs and expenses:
Cost of sales, excluding depreciation	—	775,069	1,470,983	(408,269)	1,837,783
Selling, general and administrative expenses	(15,631)	199,970	283,082	—	467,421
Depreciation and amortization expenses	—	108,769	128,679	—	237,448
Research and development expenses	—	50,519	25,158	—	75,677
Goodwill impairment charge	—	14,571	842,968	—	857,539

Operating income (loss)	15,631	(76,837)	(771,757)	(3,651)	(836,614)
Other income (expense):
Interest income	—	97,527	4,417	(96,262)	5,682
Interest expense	(210,755)	(2,910)	(165,243)	96,262	(282,646)
Other income (expense), net	(799,503)	(845,289)	6,856	1,643,486	5,550

Loss before income taxes	(994,627)	(827,509)	(925,727)	1,639,835	(1,108,028)
Income taxes (benefit)	—	(27,975)	(81,325)	(1,210)	(110,510)

Net loss	(994,627)	(799,534)	(844,402)	1,641,045	(997,518)
Net (income) loss attributable to noncontrolling interests	—	—	461	—	461

Net loss attributable to Momentive Performance Materials Inc.	$(994,627)	(799,534)	(843,941)	1,641,045	(997,057)

Condensed Consolidated Statement of Operations for the year ended December 31, 2007:

	Year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	1,081,648	1,831,473	(375,319)	2,537,802
Costs and expenses:
Cost of sales, excluding depreciation	—	731,424	1,295,534	(373,818)	1,653,140
Selling, general and administrative expenses	40,318	218,336	170,658	—	429,312
Depreciation and amortization expenses	—	160,588	133,999	—	294,587
Research and development expenses	—	46,462	32,109	—	78,571

Operating income (loss)	(40,318)	(75,162)	199,173	(1,501)	82,192
Other income (expense):
Interest income	95,606	3,185	9,637	(101,186)	7,242
Interest expense	(207,504)	6,958	(189,476)	101,186	(288,836)
Other income (expense), net	(101,871)	(10,865)	(20,033)	112,793	(19,976)

Loss before income taxes	(254,087)	(75,884)	(699)	111,292	(219,378)
Income taxes (benefit)	—	25,987	10,095	(1,287)	34,795

Net loss	(254,087)	(101,871)	(10,794)	112,579	(254,173)
Net (income) loss attributable to noncontrolling interests	—	—	(128)	—	(128)

Net loss attributable to Momentive Performance Materials Inc.	$(254,087)	(101,871)	(10,922)	112,579	(254,301)

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2009:

	Year ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(196,546)	178,609	44,516	—	26,579

Cash flows from investing activities:
Capital expenditures	—	(33,309)	(44,131)	—	(77,440)
Purchase of intangible assets	—	(2,222)	(797)	—	(3,019)

Net cash used in investing activities	—	(35,531)	(44,928)	—	(80,459)

Cash flows from financing activities:
Debt issuance cost	(6,671)	—	—	—	(6,671)
Dividends paid within MPM Inc., net	104,024	(93,410)	(10,614)	—	—
Return on capital (capital contribution)	—	(4,925)	4,925	—	—
Net change in short term debt	—	—	(6,622)	—	(6,622)
Proceeds from long term debt	—	100,000	5,678	—	105,678
Payments of long term debt	—	(150,000)	(8,097)	—	(158,097)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	144,149	(185,896)	41,747	—	—

Net cash provided by (used in) financing activities	241,502	(334,231)	22,117	—	(70,612)

Increase (decrease) in cash and cash equivalents	44,956	(191,153)	21,705	—	(124,492)
Effect of exchange rate changes on cash	10,227	—	(15,993)	—	(5,766)
Cash and cash equivalents, beginning of period	1,894	200,667	137,981	—	340,542

Cash and cash equivalents, end of period	$57,077	9,514	143,693	—	210,284

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2008:

	Fiscal year ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(188,973)	238,061	27,957	—	77,045

Cash flows from investing activities:
Capital expenditures	—	(60,897)	(78,602)	—	(139,499)
Purchase of intangible assets	—	(8,705)	(943)	—	(9,648)

Net cash used in investing activities	—	(69,602)	(79,545)	—	(149,147)

Cash flows from financing activities:
Dividends paid within MPM Inc.	190,785	(179,876)	(10,909)	—	—
Capital contribution to affiliates	—	4,261	(4,261)	—	—
Net change in short-term borrowings	—	—	2,324	—	2,324
Payments of long-term debt	—	—	(15,631)	—	(15,631)
Proceeds of long-term debt	—	150,000	38,470	—	188,470
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	3,798	10,309	(14,107)	—	—

Net cash provided by (used in) financing activities	194,583	(15,306)	(9,014)	—	170,263

Increase (decrease) in cash and cash equivalents	5,610	153,153	(60,602)	—	98,161
Effect of exchange rate changes on cash	(11,767)	—	5,092	—	(6,675)
Cash and cash equivalents, beginning of year	8,051	47,514	193,491	—	249,056

Cash and cash equivalents, end of year	$1,894	200,667	137,981	—	340,542

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2007:

	Fiscal year ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(115,406)	240,160	173,264	3,509	301,527

Cash flows from investing activities:
Capital expenditures	—	(72,122)	(104,790)	—	(176,912)
Payments associated with acquisition of Momentive Performance Materials Inc.	(61,985)	—	—	—	(61,985)
Investment in nonconsolidated affiliates	—	—	(766)	—	(766)
Proceeds from sale of technology	—	—	2,412	—	2,412
Purchase of intangible assets	—	(1,226)	(1,670)	—	(2,896)

Net cash used in investing activities	(61,985)	(73,348)	(104,814)	—	(240,147)

Cash flows from financing activities:
Dividends paid within MPM Inc.	190,400	(185,900)	(4,500)	—	—
Net change in short-term borrowings	—	(2,128)	4,768	—	2,640
Payments of long-term debt	—	—	(10,804)	—	(10,804)
Proceeds of long-term debt	—	—	23,093	—	23,093
Principal payments on capital lease obligations	—	(498)	(1,587)	—	(2,085)
Funds received from Xinan	—	—	19,792	—	19,792
Funds remitted to joint venture	—	—	(9,800)	—	(9,800)
Net borrowings with affiliates	(43,168)	1,769	44,908	(3,509)	—

Net cash provided by (used in) financing activities	147,232	(186,757)	65,870	(3,509)	22,836

Increase (decrease) in cash and cash equivalents	(30,159)	(19,945)	134,320	—	84,216
Effect of exchange rate changes on cash	38,210	—	(71,380)	—	(33,170)
Cash and cash equivalents, beginning of year	—	67,459	130,551	—	198,010

Cash and cash equivalents, end of year	$8,051	47,514	193,491	—	249,056

(20) Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 8, 2010, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (formerly known as Nautilus Holdings Acquisition Corp.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.1	Certificate of Incorporation, as amended, of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.2	Amended and Restated By-laws of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.3	Certificate of Incorporation, as amended, of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.4	Amended and Restated By-laws of Momentive Performance Materials Worldwide Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.5	Certificate of Incorporation, as amended, of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.6	Amended and Restated By-laws of Momentive Performance Materials China SPV Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.7	Certificate of Incorporation, as amended, of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.8	Amended and Restated By-laws of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.9	Amended and Restated Operating Agreement of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.10	Articles of Organization, as amended, of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.11	Certificate of Incorporation, as amended, of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.12	Amended and Restated By-laws of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.13	Certificate of Incorporation, as amended, of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.14	Amended and Restated By-laws of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.15	Operating Agreement of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.16	Certificate of Formation of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

Exhibit Number	Description
3.17	Operating Agreement of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.18	Certificate of Formation of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.19	Operating Agreement of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.1	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.2	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.3	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.4	Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.5	9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.6	10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Description
4.7	11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.8	9% Senior Euro Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.9	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.10	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.11	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.12	Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to €275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.13	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the €275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.14	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10 1/8%/10 7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16	Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

Exhibit Number	Description
4.17	Agreement of registration, appointment and acceptance, effective as of June 8, 2009, by and among Momentive Performance Materials Inc., Wells Fargo Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. (filed as exhibit 4.1 to our Form 8-K, filed on June 12, 2009)

4.18	Indenture, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral trustee (filed as exhibit 4.1 to our Form 8-K, filed on June 15, 2009)

4.19	Collateral Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (filed as exhibit 4.2 to our Form 8-K, filed on June 15, 2009)

4.20	Intercreditor Agreement, dated as of June 15, 2009, by and among JPMorgan Chase Bank, N.A., as first priority representative, Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as second priority representative (filed as exhibit 4.3 to our Form 8-K, filed on June 15, 2009)

4.21	Registration Rights Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., UBS Securities LLC and UBS Limited, as dealer managers (filed as exhibit 4.4 to our Form 8-K, filed on June 15, 2009)

10.1	$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2	Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3	Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4	Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**	Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

Exhibit Number	Description
10.8**	Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, Momentive Performance Materials (Thailand) Ltd. (formerly known as GE Toshiba Silicones (Thailand) Limited) and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9	Transition Services Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.10	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.11†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.12†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.13†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.14†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.15†	Employment Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Jonathan Rich (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.16†	Employment Agreement, dated March 19, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.17†	Separation Agreement, dated June 8, 2007, between Momentive Performance Materials Inc. and Wayne Hewett (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.18†	Employment Agreement, dated April 1, 2007, between Momentive Performance Materials (Hong Kong) Limited and Eddy Wu (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 31, 2008)

10.19†	Annual Cash Bonus Plan (filed as exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 14, 2008)

10.20	Letter Agreement, dated March 17, 2009, between Momentive Performance Materials Inc. and Apollo Management VI, L.P. (filed as exhibit 10.20 to our Form 10-Q for the quarterly period ended March 29, 2009)

10.21	Limited Waiver and Amendment to Credit Agreement, dated as of September 22, 2009 by Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, each Subsidiary Loan Party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as exhibit 10.1 to our Form 8-K, filed on September 24, 2009)

10.22†*	Offer Letter Agreement, dated December 22, 2008, between Momentive Performance Materials Inc. and Anthony Colatrella

10.23†*	Offer Letter Agreement, dated June 16, 2008, between Momentive Performance Materials Inc. and Mike Modak

10.24†*	Form of Management Equity Investment and Incentive Acknowledgement

10.25†*	Form of Global Amendment to Nonqualified Stock Option Agreement

Exhibit Number	Description
12*	Ratio of earnings to fixed charges

14.1	Code of Conduct (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
**	Certain portions of this document have been omitted pursuant to an order granting confidential treatment.
†	Indicates a management contract or compensatory plan or arrangement.