Form 10-Q
period 2010-03-28
Momentive Performance Materials Inc.
filed 2010-05-05
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on May 4, 2010 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	March 28, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$186,630	210,284
Receivables, net (note 4)	418,582	380,522
Due from affiliates	6,946	8,936
Inventories (note 5)	353,746	349,143
Prepaid expenses	9,979	8,494
Income tax receivable	7,542	8,607
Deferred income taxes (note 7)	11,490	10,444
Other current assets	7,578	5,256

Total current assets	1,002,493	981,686
Property and equipment (net of accumulated depreciation and amortization of $611,155 and $588,781 at March 28, 2010 and December 31, 2009, respectively)	1,116,702	1,165,575
Other long-term assets	60,861	64,494
Deferred income taxes (note 7)	37,654	41,540
Investments in nonconsolidated affiliates	582	586
Intangible assets (net of accumulated amortization of $139,759 and $134,044 at March 28, 2010 and December 31, 2009, respectively)	602,742	639,403
Goodwill	401,751	413,548

Total assets	$3,222,785	3,306,832

Liabilities and Shareholder’s Deficit
Current liabilities:
Trade payables	$289,143	269,751
Accrued expenses and other liabilities	150,716	161,457
Accrued interest	63,912	15,868
Due to affiliates	2,266	2,779
Accrued income taxes	9,731	11,110
Deferred income taxes (note 7)	31,888	34,522
Current installments of long-term debt (note 6)	25,556	97,977

Total current liabilities	573,212	593,464

Long-term debt (note 6)	2,884,141	2,955,480
Other liabilities	59,616	64,221
Pension liabilities (note 9)	209,388	208,738
Deferred income taxes (note 7)	62,223	63,241

Total liabilities	3,788,580	3,885,144

Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	601,965	601,732
Accumulated deficit	(1,367,160)	(1,363,750)
Accumulated other comprehensive income (note 8)	195,587	180,060

Total Momentive Performance Materials Inc. shareholder’s deficit	(569,608)	(581,958)

Noncontrolling interests (note 8)	3,813	3,646

Total shareholder’s deficit	(565,795)	(578,312)

Total liabilities and shareholder's deficit	$3,222,785	3,306,832

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended
	March 28, 2010	March 29, 2009
Net sales	$604,807	418,059
Costs and expenses:
Cost of sales, excluding depreciation	377,054	311,482
Selling, general and administrative expenses	100,641	92,479
Depreciation and amortization expenses	46,779	49,599
Research and development expenses	15,733	15,986
Restructuring and other costs (note 2(c))	1,264	11,282

Operating income (loss)	63,336	(62,769)
Other income (expense):
Interest income	428	988
Interest expense	(61,010)	(66,304)
Other (expense) income, net	(336)	9,973

Income (loss) before income taxes	2,418	(118,112)
Income taxes (benefit) (note 7)	5,663	(20,645)

Net loss	(3,245)	(97,467)
Net (income) loss attributable to the noncontrolling interest	(165)	648

Net loss attributable to Momentive Performance Materials Inc.	$(3,410)	(96,819)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net loss	$(3,245)	(97,467)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,779	49,599
Amortization of debt discount and issuance costs	4,279	2,544
Deferred income taxes	471	(23,954)
Stock-based compensation expense	233	192
Change in unrealized loss (gain) on derivative instruments	541	(5,293)
Changes in operating assets and liabilities:
Receivables	(50,436)	49,699
Inventories	(14,086)	21,690
Due to/from affiliates	2,250	(889)
Prepaid expenses and other assets	60	(1,271)
Trade payables	26,096	(91,851)
Accrued expenses and other liabilities	39,418	45,544
Accrued income taxes	(35)	15,839
Pension liabilities	5,299	(82)

Net cash provided by (used in) operating activities	57,624	(35,700)

Cash flows from investing activities:
Capital expenditures	(11,100)	(8,769)
Purchases of intangible assets	(656)	(967)

Net cash used in investing activities	(11,756)	(9,736)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(1,813)
Proceeds from long-term debt	—	91,971
Payments of long-term debt	(75,000)	(187)
Funds remitted to joint venture	—	(4,900)

Net cash (used in) provided by financing activities	(75,000)	85,071

(Decrease) increase in cash and cash equivalents	(29,132)	39,635

Effect of exchange rate changes on cash	5,478	920

Cash and cash equivalents, beginning of period	210,284	340,542

Cash and cash equivalents, end of period	$186,630	381,097

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the interim periods are not necessarily indicative of results for the full year. The balance sheet data as of December 31, 2009 was derived from audited consolidated financial statements as of December 31, 2009 but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

We evaluated subsequent events through May 5, 2010, the date of financial statement issuance.

(2) Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company.

(a) Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of March 28, 2010 and December 31, 2009, and for the fiscal three-month periods ended March 28, 2010 and March 29, 2009. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b) Income Taxes

For the fiscal three-month periods ended March 28, 2010 and March 29, 2009, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items such as the gain on exchange of debt). Discrete items are recorded in the period in which they are incurred.

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

For the fiscal three-month periods ended March 28, 2010 and March 29, 2009, the Company recognized restructuring of $140 and $15,336, respectively, and other costs of $1,124 and $(4,054), respectively. Other costs of $(4,054) for the fiscal three-month period ended March 29, 2009 included a one-time benefit reduction and wage tax credits of $5,419. The following table sets forth the changes in the restructuring reserve, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets:

	Silicones	Quartz	Total

Balance as of January 1, 2009	$16,269	522	$16,791
Additions	15,758	6,280	22,038
Cash payments	(24,683)	(3,643)	(28,326)
Foreign currency translation adjustments	675	177	852

Balance as of December 31, 2009	8,019	3,336	11,355
Additions	140	—	140
Cash payments	(3,435)	(2,067)	(5,502)
Foreign currency translation adjustments	(228)	—	(228)

Balance as of March 28, 2010	$4,496	1,269	$5,765

Our restructuring costs for the period are primarily related to our Business Optimization program. Due to the global economic slowdown, the Company experienced significant year-over-year decreases in sales in the fourth quarter of 2008 and into 2009. As a result of the Company’s continued focus on streamlining its cost structure to enhance the Company’s profitability and in response to the economic crisis, the Company initiated a restructuring program to increase the efficiency of its operations and control labor costs. Costs for the program were primarily incurred through the end of 2009, with the related payments occurring throughout 2009 and into 2010. The Company incurred approximately $35,022 of costs ($28,742 for Silicones and $6,280 for Quartz) since the inception of the program in the fourth quarter of 2008.

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

(e) Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU requires new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. This ASU is effective for interim and annual periods beginning after December 15, 2009. The Company adopted the provisions of this ASU and it did not have a material impact to its consolidated financial statements.

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

The following table presents assets and liabilities at March 28, 2010 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivative contracts	$—	268	—	268

Total assets at fair value	$—	268	—	268

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	382	—	382
Natural gas derivative contracts	—	338	—	338

Total liabilities at fair value	$—	720	—	720

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

The fair value of the natural gas derivative contracts and interest rate swap generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swap at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended March 28, 2010 that would reduce the receivable amount owed, if any, to the Company.

At March 28, 2010, the Company estimates that the $1,624,377 of outstanding fixed rate senior notes had a fair value of approximately $1,566,584; the $1,025,836 of outstanding variable rate term loans had a fair value of approximately $942,310; the $167,872 of outstanding fixed rate second-lien senior secured notes with a $200,000 aggregate principal amount had a fair value of approximately $224,000; and the fair value of the $6,147 outstanding medium term loan, the $60,465 outstanding construction project financing loan and $25,000 borrowing under the revolving credit facility were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

(4) Receivables, net

Receivables consisted of the following at March 28, 2010 and December 31, 2009:

	March 28, 2010	December 31, 2009

Trade	$362,831	324,429
Other:
VAT	26,339	34,646
Advances	14,361	7,867
Other	20,276	18,740

	423,807	385,682

Allowance for doubtful accounts	(5,225)	(5,160)

Total receivables, net	$418,582	380,522

(5) Inventories

Inventories consisted of the following at March 28, 2010 and December 31, 2009:

	March 28, 2010	December 31, 2009

Raw materials and work in process	$112,534	112,643
Finished goods	241,212	236,500

Total inventories	$353,746	349,143

(6) Indebtedness

As of March 28, 2010, the Company had $25,000 outstanding under the revolving credit facility. The borrowings accrued interest at a weighted average rate of 4.00% per annum as of March 28, 2010. The outstanding letters of credit under the revolving credit facility at March 28, 2010 were $39,032, leaving unused borrowing capacity of $235,968. Outstanding letters of credit issued under the synthetic letter of credit facility at March 28, 2010 were $33,641, leaving unused capacity of $309.

At March 28, 2010, the Company was in compliance with the covenants of the credit agreement and note indentures.

(7) Income Taxes

The effective tax rate was 234.20% and 17.48% for the fiscal three-month periods ended March 28, 2010 and March 29, 2009, respectively. The change in the effective tax rate was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets. The valuation allowance, which relates to deferred tax assets (primarily in the U.S., Germany and Japan), was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized.

(8) Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended
	March 28, 2010	March 29, 2009
Net loss	$(3,245)	(97,467)
Foreign currency translation	15,238	(22,829)
Other comprehensive income adjustments, net	291	(1,495)

Comprehensive income (loss)	12,284	(121,791)

Net (income) loss attributable to the noncontrolling interest	(165)	648
Foreign currency translation attributable to the noncontrolling interest	(2)	314

Comprehensive income (loss) attributable to Momentive Performance Materials Inc.	$12,117	(120,829)

The following table details changes in shareholder’s deficit, including changes in equity (deficit) attributable to the Momentive Performance Materials Inc. shareholder and changes in equity attributable to the noncontrolling interests:

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Equity attribute to noncontrolling Interest
Balance at January 1, 2010	$(578,312)	—	601,732	(1,363,750)	180,060	3,646
Stock option activity and other	233	—	233	—	—	—
Comprehensive income (loss):
Net income (loss)	(3,245)	—	—	(3,410)	—	165
Foreign currency translation adjustment - net	15,238	—	—	—	15,236	2
Other comprehensive income adjustment - net	291	—	—	—	291	—

Balance at March 28, 2010	$(565,795)	—	601,965	(1,367,160)	195,587	3,813

		Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder
	Total	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Equity attribute to noncontrolling Interest
Balance at January 1, 2009	$(541,142)	—	601,017	(1,321,963)	175,960	3,844
Stock option activity and other	122	—	122	—	—	—
Comprehensive income (loss):
Net income (loss)	(97,467)	—	—	(96,819)	—	(648)
Foreign currency translation adjustment - net	(22,829)	—	—	—	(22,515)	(314)
Other comprehensive income adjustment - net	(1,495)	—	—	—	(1,495)	—

Balance at March 29, 2009	$(662,811)	—	601,139	(1,418,782)	151,950	2,882

(9) Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three-month periods ended March 28, 2010 and March 29, 2009:

	Pension		Postretirement
	Fiscal three-month period ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Service cost	$5,371	5,386	326	350
Interest cost	2,123	1,884	1,163	1,141
Amortization of prior service cost (benefit)	(217)	(214)	328	328
Expected return on plan assets	(1,213)	(837)	—	—
Amortization of actuarial gain	(292)	(189)	(28)	(31)
Other	444	(126)	—	—

	$6,216	5,904	1,789	1,788

In 2010, the Company expects to contribute approximately $14,321 and $2,768 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $3,100 to its Domestic plans during the fiscal three-month period ended March 28, 2010.

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

Cash Flow Hedges

The Company’s commodity price risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly in natural gas, can cause the actual prices paid to natural gas vendors to differ from anticipated cash outlays. The Company’s energy risk management strategy is to use derivative instruments to minimize significant unanticipated manufacturing cost fluctuations that may arise from volatility in natural gas prices. The Company uses commodity swap contracts to manage these risks.

The Company’s interest rate risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the Company’s borrowings and to manage the interest rate sensitivity of its debt.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

In accordance with the Company’s policy, the maximum term over which the Company may hedge exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months for commodity hedges. No cash flow hedges were discontinued during the fiscal three-month period ended March 28, 2010.

Derivatives Not Designated as Hedging Instruments

The Company uses commodity forward and option contracts to hedge a portion of its anticipated cash payments to natural gas vendors in the U.S., which can fluctuate based on changes in natural gas prices. These contracts do not meet the provisions required to qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

Financial instruments are neither held nor issued by the Company for trading purposes. The Company’s natural gas hedge contracts and interest rate swap contract do not contain any credit related contingent features and accordingly, the Company is not required to post any collateral.

The notional amounts of the Company’s derivative instruments outstanding as of March 28, 2010, were as follows:

Notional Amount
Derivatives Designated as Hedges:
Interest Rate Swap contract	$185,000
Natural Gas Hedge Contracts	954

Total Derivatives Designated as Hedges	$185,954

Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$8,556

Total Derivatives Not Designated as Hedges	$8,556

The fair values of the Company’s derivative instruments outstanding as of March 28, 2010, were as follows:

	Balance Sheet Location	Fair Value
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	Other current assets	$268

Total Derivatives Not Designated as Hedges		268

Total Asset Derivatives		$268

Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	Accrued expenses and other liabilities	$382
Natural Gas Hedge Contracts	Accrued expenses and other liabilities	338

Total Derivatives Designated as Hedges		720

Total Liability Derivatives		$720

The gains and losses on the Company’s derivative instruments during the fiscal three-month period ended March 28, 2010 were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$—	Other income (expense)	$(739)

Total Asset Derivatives Not Designated as Hedges	—		(739)

Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	655	Interest Expense	(1,041)
Natural Gas Hedge Contracts	(78)	Cost of sales, excluding depreciation	(218)

Total Liability Derivatives Designated as Hedges	577		(1,259)

Total Derivatives	$577		$(1,998)

(1)	Accumulated other comprehensive income (loss) (AOCI)
(2)	For derivatives designated as cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended March 28, 2010:
Net sales (a)	$538,704	66,103	—	604,807
Operating income (loss) (b)	58,410	12,553	(7,627)	63,336
Depreciation and amortization	39,960	6,819	—	46,779
Interest expense and other financial charges	61,008	2	—	61,010
Interest income	387	41	—	428
Provision for income taxes	2,513	3,150	—	5,663
Capital expenditures	9,792	1,308	—	11,100

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended March 29, 2009:
Net sales (a)	$384,472	33,587	—	418,059
Operating income (loss) (b) (d)	(55,601)	(11,842)	4,674	(62,769)
Depreciation and amortization	41,980	7,619	—	49,599
Interest expense and other financial charges	66,181	123	—	66,304
Interest income	923	65	—	988
Provision for income taxes	(21,262)	617	—	(20,645)
Capital expenditures	7,474	1,295	—	8,769

(a)	There were no intersegment sales during the fiscal three-month periods ended March 28, 2010 or March 29, 2009, respectively.
(b)	A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest income, interest expense and other income (expense), net as presented in the Condensed Consolidated Statements of Operations.
(c)	Corporate and other items include pension and postretirement expenses and headquarter costs, net of corporate assessments.
(d)	Operating income (loss) for the fiscal three-month period ended March 29, 2009 for the Silicones and Quartz segments reflects the correction of an error in presentation previously reported. In the condensed consolidated financial statements for the fiscal three-month period ended March 29, 2009, Silicones operating loss was understated by $13,281 and Quartz operating loss was overstated by the same amount. This error in presentation was corrected in the condensed consolidated financial statements for fiscal three-month period ended September 29, 2009 and reflected in the consolidated financial statements for the year ended December 31, 2009.

The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation and amortization, intangible assets, net of accumulated amortization, and goodwill.

	Fiscal three-month period ended
	March 28, 2010	March 29, 2009
Net sales:
United States	$194,472	143,478
Canada	10,455	8,167
Pacific	193,015	117,484
Europe	185,434	131,780
Mexico and Brazil	21,431	17,150

	$604,807	418,059

	March 28, 2010	December 31, 2009
Total long-lived assets:
United States	$615,514	628,302
Canada	18,480	23,976
Pacific	794,693	807,589
Europe	684,866	750,958
Mexico and Brazil	7,642	7,701

	$2,121,195	2,218,526

(12) Guarantor/Non-Guarantor Subsidiary Financial Information

The Company has outstanding $200.0 million in aggregate principal amount of second-lien senior notes, $716.6 million in aggregate principal amount of senior notes, €245.2 million in aggregate principal amount of Euro senior notes, $203.1 million in aggregate principal amount of senior toggle notes and $381.9 million in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 28, 2010 and December 31, 2009, the Condensed Consolidated Statements of Operations for the fiscal three-month periods ended March 28, 2010 and March 29, 2009 and Condensed Consolidated Statements of Cash Flows for the fiscal three-month periods ended March 28, 2010 and March 29, 2009 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

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

Condensed Consolidated Balance Sheet as of March 28, 2010:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,862	4,207	153,561	—	186,630
Receivables, net	—	122,663	295,919	—	418,582
Due from affiliates	—	102,731	39,325	(135,110)	6,946
Inventories	—	164,956	205,283	(16,493)	353,746
Prepaid expenses	—	4,305	5,674	—	9,979
Income tax receivable	—	2,839	4,703	—	7,542
Deferred income taxes	—	1	7,744	3,745	11,490
Other current assets	—	1,701	5,877	—	7,578

Total current assets	28,862	403,403	718,086	(147,858)	1,002,493
Property and equipment, net	—	519,660	597,042	—	1,116,702
Other long-term assets	32,635	—	28,226	—	60,861
Deferred income taxes	—		37,654	—	37,654
Investments in nonconsolidated affiliates	—	—	582	—	582
Investment in affiliates	1,353,731	(252,751)	—	(1,100,980)	—
Intercompany borrowing	—	1,002,394	79,999	(1,082,393)	—
Intangible assets, net	—	95,854	506,888	—	602,742
Goodwill	—	—	401,751	—	401,751

Total assets	$1,415,228	1,768,560	2,370,228	(2,331,231)	3,222,785

Liabilities and Shareholder’s Equity (deficit)
Current liabilities:
Trade payables	$—	78,386	210,757	—	289,143
Accrued expenses and other liabilities	382	66,999	83,335	—	150,716
Accrued interest	61,493	50	2,369	—	63,912
Due to affiliates		37,181	100,195	(135,110)	2,266
Accrued income taxes	—	—	9,731	—	9,731
Deferred income taxes	—	—	31,888	—	31,888
Current installments of long-term debt	—	—	25,556	—	25,556

Total current liabilities	61,875	182,616	463,831	(135,110)	573,212

Long-term debt	1,792,249	25,000	1,066,892	—	2,884,141
Other liabilities	—	7,022	52,594	—	59,616
Pension liabilities	—	116,823	92,565	—	209,388
Intercompany Borrowings	121,332	79,999	881,062	(1,082,393)	—
Deferred income taxes	—	1	62,222	—	62,223

Total liabilities	1,975,456	411,461	2,619,166	(1,217,503)	3,788,580

Shareholder’s equity (deficit):
Additional paid-in capital	601,965	2,097,858	526,808	(2,624,666)	601,965
Accumulated deficit	(1,357,780)	(936,728)	(965,612)	1,892,960	(1,367,160)
Accumulated other comprehensive income	195,587	195,969	186,053	(382,022)	195,587

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(560,228)	1,357,099	(252,751)	(1,113,728)	(569,608)

Noncontrolling interests	—	—	3,813	—	3,813

Total shareholder’s equity (deficit)	(560,228)	1,357,099	(248,938)	(1,113,728)	(565,795)

Total liabilities and shareholder’s equity (deficit)	$1,415,228	1,768,560	2,370,228	(2,331,231)	3,222,785

Condensed Consolidated Balance Sheet as of December 31, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$57,077	9,514	143,693	—	210,284
Receivables, net	—	97,560	282,962	—	380,522
Due from affiliates	3	86,470	26,677	(104,214)	8,936
Inventories	—	158,054	206,041	(14,952)	349,143
Prepaid expenses	—	5,351	3,143	—	8,494
Income tax receivable	—	2,651	5,956	—	8,607
Deferred income taxes	—	1	7,818	2,625	10,444
Other current assets	—	4,704	552	—	5,256

Total current assets	57,080	364,305	676,842	(116,541)	981,686
Property and equipment, net	—	530,715	634,860	—	1,165,575
Other long-term assets	34,341	—	30,153	—	64,494
Deferred income taxes	—	—	41,540	—	41,540
Investments in nonconsolidated affiliates	—	—	586	—	586
Investment in affiliates	1,318,105	(244,329)	—	(1,073,776)	—
Intercompany borrowing	—	1,024,896	72,234	(1,097,130)	—
Intangible assets, net	—	97,587	541,816	—	639,403
Goodwill	—	—	413,548	—	413,548

Total assets	$1,409,526	1,773,174	2,411,579	(2,287,447)	3,306,832

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	70,498	199,253	—	269,751
Accrued expenses and other liabilities	1,040	65,087	95,330	—	161,457
Accrued interest	15,342	244	282	—	15,868
Due to affiliates	—	21,944	85,049	(104,214)	2,779
Accrued income taxes	—	—	11,110	—	11,110
Deferred income taxes	—	—	34,522	—	34,522
Current installments of long-term debt	—	75,000	22,977	—	97,977

Total current liabilities	16,382	232,773	448,523	(104,214)	593,464
Long-term debt	1,818,051	25,000	1,112,429	—	2,955,480
Other liabilities	—	7,109	57,112	—	64,221
Pension liabilities	—	114,584	94,154	—	208,738
Intercompany borrowings	148,092	72,234	876,804	(1,097,130)	—
Deferred income taxes	—	1	63,240	—	63,241

Total liabilities	1,982,525	451,701	2,652,262	(1,201,344)	3,885,144

Shareholder’s equity (deficit):
Additional paid-in capital	601,732	2,097,626	529,961	(2,627,587)	601,732
Accumulated deficit	(1,354,791)	(957,250)	(945,511)	1,893,802	(1,363,750)
Accumulated other comprehensive income	180,060	181,097	171,221	(352,318)	180,060

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(572,999)	1,321,473	(244,329)	(1,086,103)	(581,958)
Noncontrolling interests	—	—	3,646	—	3,646

Total shareholder’s equity (deficit)	(572,999)	1,321,473	(240,683)	(1,086,103)	(578,312)

Total liabilities and shareholder’s equity (deficit)	$1,409,526	1,773,174	2,411,579	(2,287,447)	3,306,832

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended March 28, 2010 and March 29, 2009:

	Fiscal three-month period ended March 28, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	256,094	462,726	(114,013)	604,807
Costs and expenses:
Cost of sales, excluding depreciation	—	167,418	322,108	(112,472)	377,054
Selling, general and administrative expenses	(27,998)	40,247	89,656	—	101,905
Depreciation and amortization expenses	—	19,541	27,238	—	46,779
Research and development expenses	—	10,393	5,340	—	15,733

Operating income (loss)	27,998	18,495	18,384	(1,541)	63,336
Other income (expense):
Interest income	10	23,451	1,750	(24,783)	428
Interest expense	(51,521)	(616)	(33,656)	24,783	(61,010)
Other income (expense), net	20,524	(20,780)	341	(421)	(336)

Income (loss) before income taxes	(2,989)	20,550	(13,181)	(1,962)	2,418
Income taxes (benefit)	—	28	6,755	(1,120)	5,663

Net income (loss)	(2,989)	20,522	(19,936)	(842)	(3,245)
Net income attributable to noncontrolling interests	—	—	(165)	—	(165)

Net income (loss) attributable to Momentive Performance Materials Inc.	$(2,989)	20,522	(20,101)	(842)	(3,410)

	Fiscal three-month period ended March 29, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	190,977	301,139	(74,057)	418,059
Costs and expenses:
Cost of sales, excluding depreciation	—	137,999	244,839	(71,356)	311,482
Selling, general and administrative expenses	(15,228)	34,745	84,244	—	103,761
Depreciation and amortization	—	23,681	25,918	—	49,599
Research and development expenses	—	10,310	5,676	—	15,986

Operating income (loss)	15,228	(15,758)	(59,538)	(2,701)	(62,769)
Other income (expense):
Interest income	—	24,003	1,924	(24,939)	988
Interest expense	(53,158)	(2,638)	(35,447)	24,939	(66,304)
Other income (expense), net	(56,133)	(61,306)	10,748	116,664	9,973

Income (loss) before income taxes	(94,063)	(55,699)	(82,313)	113,963	(118,112)
Income taxes (benefit)	—	432	(21,133)	56	(20,645)

Net loss	(94,063)	(56,131)	(61,180)	113,907	(97,467)
Net loss attributable to the noncontrolling interest	—	—	648	—	648

Net loss attributable to Momentive Performance Materials Inc.	$(94,063)	(56,131)	(60,532)	113,907	(96,819)

Condensed Consolidated Statement of Cash Flows for the fiscal three-month period ended March 28, 2010:

	Fiscal three-month period ended March 28, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$24,724	43,083	(10,183)	—	57,624

Cash flows from investing activities:
Capital expenditures	—	(6,848)	(4,252)	—	(11,100)
Purchase of intangible assets		(527)	(129)		(656)

Net cash used in investing activities	—	(7,375)	(4,381)	—	(11,756)

Cash flows from financing activities:
Dividends paid within MPM Inc., net	—	3,153	(3,153)	—	—
Payments of long term debt		(75,000)	—	—	(75,000)
Net borrowings with affiliates	(25,446)	30,832	(5,386)	—	—

Net cash used in financing activities	(25,446)	(41,015)	(8,539)	—	(75,000)

Decrease in cash and cash equivalents	(722)	(5,307)	(23,103)	—	(29,132)
Effect of exchange rate changes on cash	(27,493)	—	32,971	—	5,478
Cash and cash equivalents, beginning of period	57,077	9,514	143,693	—	210,284

Cash and cash equivalents, end of period	$28,862	4,207	153,561	—	186,630

Condensed Consolidated Statement of Cash Flows for the fiscal three-month period ended March 29, 2009:

	Fiscal three-month period ended March 29, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$4,289	2,909	(42,898)	—	(35,700)

Cash flows from investing activities:
Capital expenditures	—	(3,572)	(5,197)	—	(8,769)
Purchases of intangible assets	—	(572)	(395)	—	(967)

Net cash used in investing activities	—	(4,144)	(5,592)	—	(9,736)

Cash flows from financing activities:
Capital contribution to affiliates	—	(4,925)	4,925	—	—
Net change in short-term borrowings	—	—	(1,813)	—	(1,813)
Proceeds from long-term debt	—	90,000	1,971	—	91,971
Payments of long-term debt	—	—	(187)	—	(187)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	258,941	(283,562)	24,621	—	—

Net cash provided by (used in) financing activities	258,941	(198,487)	24,617	—	85,071

(Decrease) increase in cash and cash equivalents	263,230	(199,722)	(23,873)	—	39,635
Effect of exchange rate changes on cash	(15,161)	—	16,081	—	920
Cash and cash equivalents, beginning of period	1,894	200,667	137,981	—	340,542

Cash and cash equivalents, end of period	$249,963	945	130,189	—	381,097

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking and Cautionary Statements

Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar words or expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations in operating our business contained in the documents governing our indebtedness, including the restrictive covenants therein; the continuation and strength of the global economic recovery; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in this Quarterly Report on Form 10-Q. For a more detailed discussion of these and other risk factors, see our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies

Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This ASU requires new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. This ASU is effective for interim and annual periods beginning after December 15, 2009. We adopted the provisions of this ASU and it did not have a material impact on our consolidated financial statements.

Effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Consolidations Topic, ASC 810-10, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. We adopted the provisions of this ASC and it did not have a material impact on our consolidated financial statements.

Effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Transfers and Servicing Topic, ASC 860-10, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This ASC must be applied to transfers occurring on or after the effective date. We adopted the provisions of this ASC and it did not have a material impact on our consolidated financial statements.

Business Outlook

Our business continued to improve in the first quarter of 2010 as the global economic recovery gained traction. Although the global recession severely impacted our fiscal 2009 results, with sales and Adjusted EBITDA declining by approximately 21% and 25%, respectively, our sales and Adjusted EBITDA have rebounded considerably since the first quarter of 2009 but our sales have not yet returned to normalized pre-recessionary levels. In the first quarter of 2010, Adjusted EBITDA on a sequential basis increased by approximately 10% versus the fourth quarter of 2009 building on improvements in previous quarters but sales declined slightly by 0.4%, primarily as a result of normal seasonality in our Silicones business. The recovery in our Adjusted EBITDA over the last four quarters has been primarily driven by a sales increase, the success of our cost cuttings actions and lower raw material costs. Customer spending, although much improved, remains cautious and dependent on continued economic growth. Demand in a few of our end markets, most notably the construction, textiles, and furniture sectors, is also still relatively weak. Geographically, recovery in our business has occurred fastest in South Asia and generally across all emerging markets. Although we expect to continue to see improved volumes in 2010 due to the global economic recovery, raw materials prices, which began to rise in the first quarter, will likely further increase throughout the year. While there remains uncertainty in the marketplace about the strength of the global recovery and the extent of inflationary pressures going forward, we expect to generate much higher year-over-year sales and Adjusted EBITDA in 2010 as compared to 2009, as last year’s results were significantly weighed down by the global recession, especially in the first half of the year. In 2010, we will continue to focus on growth in our specialties business, improving our productivity and controlling costs.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended March 28, 2010 and March 29, 2009:

Fiscal three-month period ended March 28, 2010 compared to fiscal three-month period ended March 29, 2009 (Unaudited)

	For fiscal three-month period ended
	M arch 28, 2010		M arch 29, 2009

Net sales	$604.8	100.0%	$418.1	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	377.1	62.3%	311.5	74.5%
Selling, general and administrative expenses	147.4	24.4%	142.1	34.0%
Research and development expenses	15.7	2.6%	16.0	3.8%
Restructuring and other costs	1.3	0.2%	11.3	2.7%

Operating income (loss)	63.3	10.5%	(62.8)	(15.0)%
Other income (expenses)
Interest expense, net	(60.6)	(10.0)%	(65.2)	(15.6)%
Other (expense) income, net	(0.3)	(0.1)%	10.0	2.4%

Income (loss) before income taxes	2.4	0.4%	(118.0)	(28.2)%
Income taxes	5.7	0.9%	(20.6)	(4.9)%

Net loss	(3.3)	(0.5)%	(97.4)	(23.3)%

Net (income) loss attributable to the noncontrolling interest	(0.1)	—	0.6	0.1%

Net loss attributable to Momentive Performance Materials Inc.	$(3.4)	(0.6)%	$(96.8)	(23.3)%

Net Sales by Segment
Silicones	$538.7	89.1%	$384.5	92.0%
Quartz	66.1	10.9%	33.6	8.0%

Total	$604.8	100.0%	$418.1	100.0%

Net Sales. Net sales in the fiscal three-month period ended March 28, 2010 were $604.8 million, compared to $418.1 million for the same period in 2009, an increase of 44.7%. The increase was primarily due to an increase in sales volume of 44.1% and favorable exchange rate fluctuations of 2.2%, partially offset by a decrease in selling prices. Foreign exchange impacts were primarily related to the weakening in the U.S. dollar against the Euro.

Net sales for our Silicones segment in the fiscal three-month period ended March 28, 2010 were $538.7 million, compared to $384.5 million for the same period in 2009, an increase of 40.1%. The increase was primarily due to an increase in sales volume of 39.7% and favorable exchange rate fluctuations of 2.4%, partially offset by a decrease in selling prices. Sales volume for our Silicones segment was positively impacted on a year-over-year basis by stronger demand in the automotive, construction, textiles, and furniture sectors. Compared to the fourth quarter of 2009, however, net sales for our Silicones segment declined by 2.2% primarily due to normal seasonality and fluctuations in foreign exchange rates.

We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products. Demand for specialty products was impacted less by the recession compared to core products. We anticipate core products, however, to recover at a faster pace than specialty products in the upcoming quarters as consumer demand improves.

Net sales for our Quartz segment in the fiscal three-month period ended March 28, 2010 were $66.1 million, compared to $33.6 million for the same period in 2009, an increase of 96.7%. The increase was primarily a result of strong overall demand on a year-over-year basis for semiconductor related products. Compared to the fourth quarter of 2009, net sales for our Quartz segment grew 17.2% primarily due to improved semiconductor demand on a sequential basis as production levels continued to recover at chipmakers. We expect further sequential improvement in semiconductor related product sales in the second quarter of 2010.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended March 28, 2010 was $377.1 million, compared to $311.5 million for the same period in 2009, an increase of 21.1%. The increase was primarily due to higher sales volume of 44.1%, partially offset by significantly higher factory leverage, deflation in raw material and energy related costs of 2.8%, and savings from restructuring and cost actions.

Cost of sales, excluding depreciation, for our Silicones segment was $341.0 million, compared to $288.6 million for the same period in 2009, an increase of 18.2%. The increase was primarily due to higher sales volume of 39.7%, partially offset by favorable factory leverage and lower raw material and energy related costs of 3.1%.

Cost of sales, excluding depreciation, for our Quartz segment was $36.0 million, compared to $22.9 million for the same period in 2009, an increase of 57.2%. The increase was primarily due to higher sales volume of 94.9%, partially offset by favorable factory leverage and savings from restructuring and cost actions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended March 28, 2010 were $147.4 million, compared to $142.1 million for the same period in 2009, an increase of 3.7%. The increase was primarily due to unfavorable fluctuations in foreign currency exchange rates, partially offset by lower depreciation and amortization expense.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended March 28, 2010 were $15.7 million, compared to $16.0 million for the same period in 2009, a decrease of 1.9%. The decrease was primarily due to timing of program expenditures related to new projects, efficiencies and other cost reduction initiatives.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended March 28, 2010 were $1.3 million, compared to $11.3 million for the same period in 2009. For the fiscal three-month period ended March 28, 2010, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $0.1 million and other costs (primarily one-time payments for services) of $1.2 million. For the fiscal three-month period ended March 29, 2009, these costs were comprised of restructuring costs of $15.3 million and other costs of $(4.0) million. Other costs of $(4.0) million for the fiscal three-month period ended March 29, 2009 included a one-time benefit reduction and wage tax credits of $5.4 million. See Note 2(c) to the condensed consolidated financial statements for additional disclosure.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended March 28, 2010 was $60.6 million, compared to $65.2 million for the same period in 2009, a decrease of 7.1%. The decrease was primarily due to overall lower interest rates on our variable-rate term loans and lower average borrowings under our revolving credit facility.

Other (Expense) Income, net. Other expense, net in the fiscal three-month period ended March 28, 2010 was an expense of $0.3 million, compared to income of $10.0 million for the same period in 2009. For the fiscal three-month period ended March 28, 2010, other expense, net included an unrealized loss on natural gas hedging of $0.5 million. For the fiscal three-month period ended March 29, 2009, other income, net included an unrealized gain of $6.0 million and a realized gain of $4.0 million related to foreign currency forward contracts.

Income taxes. The effective tax rate was 234.20% and 17.48% for the fiscal three-month periods ended March 28, 2010 and March 29, 2009, respectively. The change in the effective tax rate was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates to deferred tax assets (primarily in the U.S., Germany and Japan), was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net loss attributable to Momentive Performance Materials Inc. Net loss in the fiscal three-month period ended March 28, 2010 was $3.4 million, compared to $96.8 million for the same period in 2009. The change was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal three-month period ended
	March 28, 2010	March 29, 2009
	(dollars in millions)
Cash provided by (used in) operating activities	$57.6	(35.7)
Cash used in investing activities	(11.7)	(9.7)
Cash (used in) provided by financing activities	(75.0)	85.0

(Decrease) increase in cash and cash equivalents, before effect of exchange rate changes on cash	$(29.1)	39.6

Operating activities. Cash provided by operating activities was $57.6 million in the fiscal three-month period ended March 28, 2010, compared to cash used in operating activities of $35.7 million in the fiscal three-month period ended March 29, 2009. Cash provided by operating activities in the fiscal three-month period ended March 28, 2010 was primarily due to increases in operating income, accounts payable and accrued expenses primarily due to higher material purchases related to economic recovery, partially offset by increases in accounts receivables (due to the timing of sales) and higher inventory levels to support continued economic growth. Cash used in operating activities in the fiscal three-month period ended March 29, 2009 was primarily due to a decline in operating income and decreases in accounts payable (primarily due to lower material purchases and capital projects in the quarter), partially offset by decreases in accounts receivables and inventory as a result of management efforts to reduce working capital requirements.

Investing activities. Cash used in investing activities was $11.7 million in the fiscal three-month period ended March 28, 2010, compared to $9.7 million in the fiscal three-month period ended March 29, 2009. Cash used in investing activities in the fiscal three-month period ended March 28, 2010 primarily consisted of ongoing expenditures for environmental, health and safety compliance and maintenance projects. During the fiscal three-month period ended March 29, 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and reduced capital spending.

Financing activities. Cash used in financing activities was $75.0 million in the fiscal three-month period ended March 28, 2010, compared to cash provided by financing activities of $85.0 million in the fiscal three-month period ended March 29, 2009. Cash used in financing activities in the fiscal three-month period ended March 28, 2010 consisted of principal payments of $75.0 million under our revolving credit facility. Cash provided by financing activities in the fiscal three-month period ended March 29, 2009 primarily consisted of an additional $90.0 million draw down under our revolving credit facility, partially offset by a $4.9 million capital contribution to our siloxane joint venture in Jiande, China.

For 2010, we expect the following significant cash outflows: net principal payments of $75 million under our revolving credit facility, cash interest payments on our Second Lien Notes, Senior Notes, Senior Toggle Notes and Senior Subordinated Notes due in the second quarter ($85 million) and fourth quarter ($85 million assuming we continue to elect to pay PIK interest on our Senior Toggle Notes) of approximately $170 million in total, annual cash principal (due quarterly) and interest payments (due monthly) related to our variable rate term loans of approximately $11 million and $32 million, respectively, annual cash principal (due semi-annually) and interest payments (due quarterly) related to our China Construction Bank construction loan of approximately $11 million and $3 million, respectively, annual global pension fund contributions of approximately $17 million, payments on our restructuring reserves of approximately $11 million and annual cash income tax payments estimated at $12 million. Capital spending in 2010 is expected to be between $90 million and $110 million, excluding restructuring activities. We expect to fund these significant outflows with cash on-hand and cash generated from operations.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under a senior secured credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service obligations.

We had $2,909.7 million of indebtedness at March 28, 2010. Accordingly, we have significant debt service obligations.

Our senior secured credit facility at March 28, 2010 consists of two variable-rate term loans in an aggregate principal amount of approximately $1,025.8 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.0 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were $25.0 million of borrowings outstanding under the revolving credit facility as of March 28, 2010. The outstanding letters of credit under the revolving credit facility at March 28, 2010 were $39.0 million, leaving unused borrowing capacity of $236.0 million. Outstanding letters of credit issued under the synthetic letter of credit facility at March 28, 2010 were $33.6 million, leaving unused capacity of $0.4 million.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.7 million (depending on exchange rates), representing 0.25% of the original principal amounts, on the last day of each calendar quarter. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement (beginning with the second half of the fiscal year ending December 31, 2007); (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). We did not have excess cash flow under the terms of our credit agreement in calendar year 2008 and 2009. On March 31,2010, the interest rate swap that we entered into during 2008 matured. Under this interest rate swap, we received one-month LIBOR and paid a fixed rate of 2.48% on a notional value of $185.0 million. We designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185.0 million of our U.S. dollar denominated term loan (tranche B-1).

As of March 28, 2010, we have outstanding $200.0 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), $716.6 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €245.2 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $203.1 million in aggregate principal amount of 10 1/8% / 10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $381.9 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second Lien Notes, Dollar Fixed-Rate Notes, the Euro Fixed-Rate Notes, the Senior Toggle Notes and the Senior Subordinated Notes are five separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

The Second Lien Notes are guaranteed on a senior secured basis by each of our U.S. subsidiaries that is a borrower or guarantor under our existing senior secured credit facility described above. The Second Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facility. The Second Lien Notes mature on June 15, 2014 and bear interest at a rate per annum of 12.5%, payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009.

The Senior Notes are unsecured senior obligations of the Company, which mature on December 1, 2014. The Senior Notes are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facility. The portion of the Senior Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9 3/4 % and 9%, respectively, payable semiannually on June 1 and December 1 of each year.

The Senior Toggle Notes are unsecured senior obligations of the Company, which mature on December 1, 2014. The Senior Toggle Notes are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facility. Interest on the Senior Toggle Notes is payable semiannually on June 1 and December 1 of each year. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we are required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash Interest on the Senior Toggle Notes accrues at a rate of 10 1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/8% per annum. Prior to December 1, 2009, we made the permitted election under the indenture governing the Senior Toggle Notes to pay interest that is due on June 1, 2010 as PIK Interest. Previously, we also made this pay-in-kind election for the interest payments due on December 1, 2009, June 1, 2009 and December 1, 2008, increasing the outstanding balance of the Senior Toggle Notes by approximately $10.5 million, $17.2 million and $16.3 million on such dates, respectively. For future interest periods beginning prior to December 1, 2010, pursuant to the terms of the Senior Toggle Notes, interest on the Senior Toggle Notes will remain due and payable as elected during the immediately preceding interest rate period unless we make a new election prior to the beginning of the applicable interest period. Under the indenture for the Senior Toggle Notes, we are required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code. We currently estimate that the payment of interest in the form of PIK Interest will result in us being required to redeem between $35 million and $45 million of the Senior Toggle Notes pursuant to those provisions.

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

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

Based on our current assessment of the economic outlook, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facility, will be adequate to meet our liquidity needs for the next twelve months.

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

Contractual Obligations

Information related to our contractual obligations at December 31, 2009 can be found in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. There have been no material changes in our contractual obligations to our previous disclosures made on this matter.

Effect of Inflation

Inflation in general did not negatively impact our operating results during the fiscal three-month period ended March 28, 2010 compared to the same period in 2009. We cannot assure investors, however, that we will not be affected by inflation in the future. While we have been able to partially or completely offset inflation by increasing selling prices and implementing cost reduction actions in the past, we cannot assure investors that we will be able to do so in the future.

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

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facility) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. On March 28, 2010, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes.

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

The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the periods presented:

		Fiscal three-month period ended
		March 28, 2010	March 29, 2009
		(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.		$(3.4)	(96.8)
Interest expense, net		60.6	65.2
Income taxes		5.7	(20.6)
Depreciation and amortization		46.8	49.6

EBITDA		109.7	(2.6)

Noncontrolling interest	(a)	0.1	(0.6)
Restructuring and non-recurring	(b)	1.3	11.3
Cost Savings and Inventory Optimization	(c)	—	12.4
Non cash and purchase accounting effects	(d)	7.0	(1.0)
Management fee and other	(e)	(1.0)	0.7

Adjusted EBITDA		$117.1	20.2

Total Senior Secured Net Debt at March 28, 2010		$874.3
Senior Secured Leverage Ratio for the twelve-month period ended March 28, 2010		2.30
Adjusted EBITDA for the twelve-month period ended March 28, 2010		380.9

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.
(b)	Relates primarily to restructuring and non-recurring costs.
(c)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management. For the fiscal three-month period ended March 29, 2009, estimated cost savings includes facility rationalizations and headcount reductions.
(d)	Non-cash items include the effects of (i) stock-based compensation expense, (ii) purchase accounting, (iii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iv) unrealized natural gas derivative gains or losses, and (v) reserve changes and impairment charges. For the fiscal three-month period ended March 28, 2010, non-cash items include: (i) stock-based compensation expense of $0.2, (ii) unrealized foreign currency exchange loss of $6.3, and (iii) unrealized loss on natural gas hedges of $0.5. For the fiscal three-month period ended March 29, 2009, non-cash items include: (i) stock-based compensation expense of $0.2; (ii) unrealized gain of $6.0 on foreign currency forward contracts, unrealized foreign currency exchange loss of $4.0, and (iii) unrealized loss on natural gas hedges of $0.7.
(e)	Management Fees and Other include (i) management and other fees to Apollo and affiliates, and (ii) the exclusion of our unrestricted subsidiary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Information regarding our market risk as of December 31, 2009 was provided in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to such disclosure.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material changes to our previous disclosures on this matter.

Item 1A.	Risk Factors.

There have been no material changes to our previous disclosures on this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2010

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ JONATHAN D. RICH
Jonathan D. Rich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JONATHAN D. RICH Jonathan D. Rich	Chief Executive Officer, President and Director (Principal Executive Officer)	May 5, 2010

/s/ ANTHONY S. COLATRELLA Anthony S. Colatrella	Chief Financial Officer (Principal Financial Officer)	May 5, 2010

/s/ WILLIAM L. TORRENCE William L. Torrence	Controller (Principal Accounting Officer)	May 5, 2010