Form 10-Q
period 2010-06-27
Momentive Performance Materials Inc.
filed 2010-08-09
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Large accelerated filer ☐	Non-accelerated filer ☒	Accelerated filer ☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on August 6, 2010 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	June 27, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$184,406	210,284
Receivables, net (note 4)	425,528	380,522
Due from affiliates	4,733	8,936
Inventories (note 5)	398,518	349,143
Prepaid expenses	11,858	8,494
Income tax receivable	6,539	8,607
Deferred income taxes (note 7)	11,036	10,444
Other current assets	6,861	5,256

Total current assets	1,049,479	981,686
Property and equipment (net of accumulated depreciation and amortization of $632,636 and $588,781 at June 27, 2010 and December 31, 2009, respectively)	1,085,514	1,165,575
Other long-term assets	56,786	64,494
Deferred income taxes (note 7)	30,699	41,540
Investments in nonconsolidated affiliates	595	586
Intangible assets (net of accumulated amortization of $145,998 and $134,044 at June 27, 2010 and December 31, 2009, respectively)	571,839	639,403
Goodwill	396,102	413,548

Total assets	$3,191,014	3,306,832

Liabilities and Shareholder’s Deficit
Current liabilities:
Trade payables	$325,018	269,751
Accrued expenses and other liabilities	165,965	161,457
Accrued interest	16,388	15,868
Due to affiliates	2,061	2,779
Accrued income taxes	9,499	11,110
Deferred income taxes (note 7)	28,511	34,522
Current installments of long-term debt (note 6)	22,804	97,977

Total current liabilities	570,246	593,464
Long-term debt (note 6)	2,831,659	2,955,480
Other liabilities	56,556	64,221
Pension liabilities (note 9)	210,026	208,738
Deferred income taxes (note 7)	61,660	63,241

Total liabilities	3,730,147	3,885,144

Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	602,196	601,732
Accumulated deficit	(1,368,195)	(1,363,750)
Accumulated other comprehensive income (note 8)	223,341	180,060

Total Momentive Performance Materials Inc. shareholder’s deficit	(542,658)	(581,958)
Noncontrolling interests (note 8)	3,525	3,646

Total shareholder’s deficit	(539,133)	(578,312)

Total liabilities and shareholder’s deficit	$3,191,014	3,306,832

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended		Fiscal six-month period ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales	$651,413	490,008	1,256,220	908,067
Costs and expenses:
Cost of sales, excluding depreciation	397,541	334,655	774,595	646,137
Selling, general and administrative expenses	105,367	79,820	206,008	172,299
Depreciation and amortization expenses	47,500	46,627	94,279	96,226
Research and development expenses	17,664	15,038	33,397	31,024
Restructuring and other costs (note 2(c))	11,715	10,231	12,979	21,513

Operating income (loss)	71,626	3,637	134,962	(59,132)
Other income (expense):
Interest income	531	683	959	1,671
Interest expense	(62,964)	(60,290)	(123,974)	(126,594)
Other (expense) income, net	(32)	1,285	(368)	11,258
Gain on exchange of debt	—	178,732	—	178,732

Income before income taxes	9,161	124,047	11,579	5,935
Income taxes (note 7)	9,870	21,068	15,533	423

Net income (loss)	(709)	102,979	(3,954)	5,512
Net (income) loss attributable to the noncontrolling interest	(326)	(178)	(491)	470

Net income (loss) attributable to Momentive Performance Materials Inc.	$(1,035)	102,801	(4,445)	5,982

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal six-month period ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income (loss)	$(3,954)	5,512
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94,279	96,226
Amortization of debt discount and issuance costs	8,501	5,085
Deferred income taxes	5,714	(5,230)
Stock-based compensation expense	464	384
Change in unrealized loss (gain) on derivative instruments	285	(6,188)
PIK interest election	11,045	17,200
Gain on exchange of debt	—	(178,732)
Changes in operating assets and liabilities:
Receivables	(66,270)	19,167
Inventories	(66,080)	16,949
Due to/from affiliates	4,879	(5,921)
Prepaid expenses and other assets	(2,812)	832
Trade payables	66,479	(71,893)
Accrued expenses and other liabilities	12,766	(10,572)
Accrued income taxes	1,638	16,807
Pension liabilities	8,188	6,604

Net cash provided by (used in) operating activities	75,122	(93,770)

Cash flows from investing activities:
Capital expenditures	(29,596)	(20,855)
Purchases of intangible assets	(1,171)	(1,493)

Net cash used in investing activities	(30,767)	(22,348)

Cash flows from financing activities:
Debt issuance costs	—	(4,262)
Net decrease in short-term borrowings	—	(5,103)
Proceeds from long-term debt	—	103,503
Payments of long-term debt	(77,689)	(187)
Funds remitted to joint venture	—	(4,900)

Net cash (used in) provided by financing activities	(77,689)	89,051

Decrease in cash and cash equivalents	(33,334)	(27,067)
Effect of exchange rate changes on cash	7,456	2,197
Cash and cash equivalents, beginning of period	210,284	340,542

Cash and cash equivalents, end of period	$184,406	315,672

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

The collective bargaining agreements that cover the Willoughby, Ohio, Waterford, New York and Sistersville, West Virginia facilities were set to expire in June 2010, June 2010 and July 2010, respectively. The Company reached agreement on new collective bargaining agreements for each of these facilities with terms extending into 2013. The Company does not have other significant collective bargaining agreements that will expire before June 2011.

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

We evaluated subsequent events through August 9, 2010, the date of financial statement issuance.

(2) Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company.

(a) Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of June 27, 2010 and December 31, 2009, and for the fiscal three and six-month periods ended June 27, 2010 and June 28, 2009. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b) Income Taxes

For the fiscal three and six-month periods ended June 27, 2010 and June 28, 2009, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items such as the gain on exchange of debt). Discrete items are recorded in the period in which they are incurred.

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

For the fiscal three-month periods ended June 27, 2010 and June 28, 2009, the Company recognized restructuring of $49 and $7,432, respectively, and other costs of $11,666 and $2,799, respectively. For the fiscal six-month periods ended June 27, 2010 and June 28, 2009, the Company recognized restructuring of $189 and $22,768, respectively, and other costs of $12,790 and $(1,255), respectively. Other costs of $11,666 for the fiscal three-month period ended June 27, 2010 were primarily comprised of costs associated with the settlement of all claims brought by the National Labor Relations Board arising from a dispute between the Company and one of its unions related to wage reductions and changes in job classifications implemented by the Company at its Waterford, NY facility in January 2009. These costs are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

The following table sets forth the changes in the restructuring reserve, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets:

	Silicones	Quartz	Total
Balance as of January 1, 2009	$16,269	522	$16,791
Additions	15,758	6,280	22,038
Cash payments	(24,683)	(3,643)	(28,326)
Foreign currency translation adjustments	675	177	852

Balance as of December 31, 2009	8,019	3,336	11,355
Additions	189	—	189
Cash payments	(6,238)	(2,547)	(8,785)
Foreign currency translation adjustments	(314)	—	(314)

Balance as of June 27, 2010	$1,656	789	$2,445

Our restructuring costs for the period are primarily related to business optimization. Due to the global economic slowdown, the Company experienced significant year-over-year decreases in sales in the fourth quarter of 2008 and into 2009. As a result of the Company’s continued focus on streamlining its cost structure to enhance the Company’s profitability and in response to the economic crisis, the Company initiated a restructuring program to increase the efficiency of its operations and control labor costs. Costs for the program were primarily incurred through the end of 2009, with the related payments occurring throughout 2009 and into 2010. The Company incurred approximately $35,071 of costs ($28,791 for Silicones and $6,280 for Quartz) since the inception of the program in the fourth quarter of 2008.

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

(e) Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position and results of operations.

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

Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Consolidations Topic, ASC 810-10, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company adopted the provisions of this ASC and it did not have a material impact to its consolidated financial statements.

Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Transfers and Servicing Topic, ASC 860-10, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This ASC must be applied to transfers occurring on or after the effective date. The Company adopted the provisions of this ASC and it did not have a material impact to its consolidated financial statements.

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

The following table presents assets at June 27, 2010 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivative contracts	$—	391	—	391

Total assets at fair value	$—	391	—	391

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

The fair value of the natural gas derivative contracts and interest rate swap generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swap at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended June 27, 2010 that would reduce the receivable amount owed, if any, to the Company.

At June 27, 2010, the Company estimates that the $1,610,039 of outstanding fixed rate senior notes had a fair value of approximately $1,499,136; the $982,901 of outstanding variable rate term loans had a fair value of approximately $869,094; the $169,436 of outstanding fixed rate second-lien senior secured notes with a $200,000 aggregate principal amount had a fair value of approximately $219,500; and the fair value of the $6,495 outstanding medium term loan, the $60,592 outstanding construction project financing loan and $25,000 borrowing under the revolving credit facility were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

(4) Receivables, net

Receivables consisted of the following at June 27, 2010 and December 31, 2009:

	June 27, 2010	December 31, 2009
Trade	$374,691	324,429
Other:
VAT	18,758	34,646
Advances	12,766	7,867
Other	23,535	18,740

	429,750	385,682
Allowance for doubtful accounts	(4,222)	(5,160)

Total receivables, net	$425,528	380,522

(5) Inventories

Inventories consisted of the following at June 27, 2010 and December 31, 2009:

	June 27, 2010	December 31, 2009
Raw materials and work in process	$137,308	112,643
Finished goods	261,210	236,500

Total inventories	$398,518	349,143

(6) Indebtedness

As of June 27, 2010, the Company had $25,000 outstanding under the revolving credit facility. The borrowings accrued interest at a weighted average rate of 4.125% per annum as of June 27, 2010. The outstanding letters of credit under the revolving credit facility at June 27, 2010 were $37,537, leaving unused borrowing capacity of $237,463. Outstanding letters of credit issued under the synthetic letter of credit facility at June 27, 2010 were $33,203 leaving unused capacity of $747.

At June 27, 2010, the Company was in compliance with the covenants of all long-term debt agreements.

(7) Income Taxes

The effective tax rate was 107.74% and 16.98% for the fiscal three-month periods ended June 27, 2010 and June 28, 2009, respectively. The effective tax rate was 134.15% and 7.13% for the fiscal six-month periods ended June 27, 2010 and June 28, 2009, respectively. The change in the effective tax rate was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains (losses) and the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets. The valuation allowance, which relates to deferred tax assets (primarily in the U.S. and Germany), was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized.

(8) Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended		Fiscal six-month period ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net income (loss)	$(709)	102,979	(3,954)	5,512
Foreign currency translation	26,643	6,875	41,881	(15,958)
Other comprehensive income adjustments, net	1,124	881	1,415	(614)

Comprehensive income (loss)	27,058	110,735	39,342	(11,060)

Net (income) loss attributable to the noncontrolling interest	(326)	(178)	(491)	470
Foreign currency translation attributable to the noncontrolling interest	(13)	4	(15)	318
Comprehensive income (loss) attributable to

Momentive Performance Materials Inc.	$26,719	110,561	38,836	(10,272)

The following table details changes in shareholder’s deficit, including changes in equity (deficit) attributable to the Momentive Performance Materials Inc. shareholder and changes in equity attributable to the noncontrolling interests:

		Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder
	Total	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income	Equity attributable to noncontrolling Interest
Balance at January 1, 2010	$(578,312)	—	601,732	(1,363,750)	180,060	3,646
Stock option activity and other	464	—	464	—	—	—
Dividends paid to noncontrolling shareholder	(627)	—	—	—	—	(627)
Comprehensive income (loss):
Net income (loss)	(3,954)	—	—	(4,445)	—	491
Foreign currency translation adjustment - net	41,881	—	—	—	41,866	15
Other comprehensive income adjustments - net	1,415	—	—	—	1,415	—

Balance at June 27, 2010	$(539,133)	—	602,196	(1,368,195)	223,341	3,525

		Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder
	Total	Common stock	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive Income	Equity attributable to noncontrolling Interest
Balance at January 1, 2009	$(541,142)	—	601,017	(1,321,963)	175,960	3,844
Stock option activity	313	—	313	—	—	—
Comprehensive income (loss):
Net income (loss)	5,512	—	—	5,982	—	(470)
Foreign currency translation adjustment - net	(15,958)	—	—	—	(15,640)	(318)
Other comprehensive income adjustments - net	(614)	—	—	—	(614)	—

Balance at June 28, 2009	$(551,889)	—	601,330	(1,315,981)	159,706	3,056

(9) Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three and six-month periods ended June 27, 2010 and June 28, 2009:

	Pension		Postretirement
	Fiscal three-month period ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$5,307	5,247	326	350
Interest cost	2,074	1,828	1,164	1,141
Amortization of prior service cost (benefit)	(217)	(211)	328	328
Expected return on plan assets	(1,205)	(818)	—	—
Amortization of actuarial gain	(288)	(189)	(28)	(31)
Other	41	6	—	—

	$5,712	5,863	1,790	1,788

	Pension		Postretirement
	Fiscal six-month period ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$10,678	10,633	652	700
Interest cost	4,197	3,712	2,327	2,282
Amortization of prior service cost (benefit)	(434)	(426)	656	656
Expected return on plan assets	(2,418)	(1,655)	—	—
Amortization of actuarial gain	(580)	(378)	(56)	(62)
Other	485	(120)	—	—

	$11,928	11,766	3,579	3,576

In 2010, the Company expects to contribute approximately $14,321 and $2,768 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $3,400 and $6,500 to its Domestic plans during the fiscal three and six-month periods ended June 27, 2010, respectively.

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

In accordance with the Company’s policy, the maximum term over which the Company may hedge exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months for commodity hedges. No cash flow hedges were discontinued during the fiscal six-month period ended June 27, 2010 prior to their scheduled expiration. At June 27, 2010, the Company had no derivative instruments designated as cash flow hedges.

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

The notional amounts of the Company’s derivative instruments outstanding as of June 27, 2010, were as follows:

Notional Amount
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$7,195

Total Derivatives Not Designated as Hedges	$7,195

The fair values of the Company’s derivative instruments outstanding as of June 27, 2010, were as follows:

	Balance Sheet Location	Fair Value
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	Other current assets	$391

Total Derivatives Not Designated as Hedges		391

Total Asset Derivatives		$391

The gains and losses on the Company’s derivative instruments during the fiscal three and six-month periods ended June 27, 2010 were as follows:

For the three-month period ended June 27, 2010:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	—	Other income (expense)	123

Total Asset Derivatives Not Designated as Hedges	$—		$123

Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	$382	Interest Expense	$—
Natural Gas Hedge Contracts	338	Cost of sales, excluding depreciation	(319)

Total Liability Derivatives Designated as Hedges	$720		$(319)

Total Derivatives	$720		$(196)

For the six-month period ended June 27, 2010:
	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	—	Other income (expense)	(616)

Total Asset Derivatives Not Designated as Hedges	$—		$(616)

Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	$1,037	Interest Expense	$(1,041)
Natural Gas Hedge Contracts	260	Cost of sales, excluding depreciation	(537)

Total Liability Derivatives Designated as Hedges	$1,297		$(1,578)

Total Derivatives	$1,297		$(2,194)

(1)	Accumulated other comprehensive income (loss) (AOCI)
(2)	For derivatives designated as cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended June 27, 2010:
Net sales (a)	$576,063	75,350	—	651,413
Operating income (loss) (b)	70,761	17,729	(16,864)	71,626
Depreciation and amortization	41,004	6,496	—	47,500
Interest expense and other financial charges	62,961	3	—	62,964
Interest income	481	50	—	531
Provision for income taxes	8,185	1,685	—	9,870
Capital expenditures	14,757	3,739	—	18,496

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended June 28, 2009:
Net sales (a)	$454,407	35,601	—	490,008
Operating income (loss) (b) (d)	11,265	(6,167)	(1,461)	3,637
Depreciation and amortization	39,368	7,259	—	46,627
Interest expense and other financial charges	60,217	73	—	60,290
Interest income	625	58	—	683
Provision for income taxes	20,846	222	—	21,068
Capital expenditures	10,999	1,087	—	12,086

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended June 27, 2010:
Net sales (a)	$1,114,767	141,453	—	1,256,220
Operating income (b)	129,171	30,282	(24,491)	134,962
Depreciation and amortization	80,964	13,315	—	94,279
Interest expense and other financial charges	123,969	5	—	123,974
Interest income	868	91	—	959
Provision for income taxes	10,698	4,835	—	15,533
Capital expenditures	24,549	5,047	—	29,596

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended June 28, 2009:
Net sales (a)	$838,879	69,188	—	908,067
Operating income (b) (d)	(44,336)	(18,009)	3,213	(59,132)
Depreciation and amortization	81,348	14,878	—	96,226
Interest expense and other financial charges	126,398	196	—	126,594
Interest income	1,548	123	—	1,671
Provision for income taxes	(416)	839	—	423
Capital expenditures	18,473	2,382	—	20,855

(a)	There were no intersegment sales during the fiscal three or six-month periods ended June 27, 2010 or June 28, 2009, respectively.
(b)	A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest income, interest expense and other income (expense), net as presented in the Condensed Consolidated Statements of Operations.
(c)	Corporate and other items include pension and postretirement expenses and headquarter costs, net of corporate assessments.
(d)	Operating income (loss) for the fiscal three and six-month periods ended June 28, 2009 for the Silicones and Quartz segments reflects the correction of an error in presentation previously reported. In the condensed consolidated financial statements for the fiscal three-month period ended June 28, 2009, Silicones operating income was overstated by $10,335 and Quartz operating loss was overstated by the same amount. In the condensed consolidated financial statements for the fiscal six-month period ended June 28, 2009, Silicones operating loss was understated by $23,616 and Quartz operating loss was overstated by the same amount. This error in presentation was corrected in the condensed consolidated financial statements for fiscal three-month period ended September 29, 2009 and reflected in the consolidated financial statements for the year ended December 31, 2009.

The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation and amortization, intangible assets, net of accumulated amortization, and goodwill.

	Fiscal three-month period ended		Fiscal six-month period ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales:
United States	$215,054	155,182	409,526	298,660
Canada	10,618	9,107	21,073	17,274
Pacific	203,976	147,342	396,991	264,826
Europe	197,354	158,825	382,788	290,605
Mexico and Brazil	24,411	19,552	45,842	36,702

	$651,413	490,008	1,256,220	908,067

	June 27, 2010	December 31, 2009
Total long-lived assets:
United States	$607,754	628,302
Canada	18,151	23,976
Pacific	794,543	807,589
Europe	625,859	750,958
Mexico and Brazil	7,148	7,701

	$2,053,455	2,218,526

(12) Guarantor/Non-Guarantor Subsidiary Financial Information

The Company has outstanding $200.0 million in aggregate principal amount of second-lien senior notes, $716.6 million in aggregate principal amount of senior notes, €245.2 million in aggregate principal amount of Euro senior notes, $214.1 million in aggregate principal amount of senior toggle notes and $381.9 million in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 27, 2010 and December 31, 2009, the Condensed Consolidated Statements of Operations for the fiscal three and six-month periods ended June 27, 2010 and June 28, 2009 and Condensed Consolidated Statements of Cash Flows for the fiscal six-month periods ended June 27, 2010 and June 28, 2009 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

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

Condensed Consolidated Balance Sheet as of June 27, 2010:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,455	2,363	157,588	—	184,406
Receivables, net	—	134,199	291,329	—	425,528
Due from affiliates	198	97,187	38,457	(131,109)	4,733
Inventories	—	203,417	206,836	(11,735)	398,518
Prepaid expenses	—	6,860	4,998	—	11,858
Income tax receivable	—	2,965	3,574	—	6,539
Deferred income taxes	—	1	7,866	3,169	11,036
Other current assets	—	1,799	5,062	—	6,861

Total current assets	24,653	448,791	715,710	(139,675)	1,049,479
Property and equipment, net	—	513,654	571,860	—	1,085,514
Other long-term assets	30,958	—	25,828	—	56,786
Deferred income taxes	—	—	30,699	—	30,699
Investments in nonconsolidated affiliates	—	—	595	—	595
Investment in affiliates	1,353,370	(238,965)	—	(1,114,405)	—
Intercompany borrowing	—	1,031,275	114,496	(1,145,771)	—
Intangible assets, net	—	94,099	477,740	—	571,839
Goodwill	—	—	396,102	—	396,102

Total assets	$1,408,981	1,848,854	2,333,030	(2,399,851)	3,191,014

Liabilities and Shareholder’s Equity (deficit)
Current liabilities:
Trade payables	$—	100,758	224,260	—	325,018
Accrued expenses and other liabilities	(291)	85,998	80,258	—	165,965
Accrued interest	13,912	40	2,436	—	16,388
Due to affiliates	—	37,112	96,058	(131,109)	2,061
Accrued income taxes	—	—	9,499	—	9,499
Deferred income taxes	—	—	28,511	—	28,511
Current installments of long-term debt	—	—	22,804	—	22,804

Total current liabilities	13,621	223,908	463,826	(131,109)	570,246
Long-term debt	1,779,475	25,000	1,027,184	—	2,831,659
Other liabilities	—	6,715	49,841	—	56,556
Pension liabilities	—	118,547	91,479	—	210,026
Intercompany borrowings	153,339	117,951	874,481	(1,145,771)	—
Deferred income taxes	—	1	61,659	—	61,660

Total liabilities	1,946,435	492,122	2,568,470	(1,276,880)	3,730,147

Shareholder’s equity (deficit):
Additional paid-in capital	602,196	2,049,790	526,805	(2,576,595)	602,196
Accumulated deficit	(1,362,991)	(916,399)	(978,136)	1,889,331	(1,368,195)
Accumulated other comprehensive income	223,341	223,341	212,366	(435,707)	223,341

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(537,454)	1,356,732	(238,965)	(1,122,971)	(542,658)
Noncontrolling interests	—	—	3,525	—	3,525

Total shareholder’s equity (deficit)	(537,454)	1,356,732	(235,440)	(1,122,971)	(539,133)

Total liabilities and shareholder’s equity (deficit)	$1,408,981	1,848,854	2,333,030	(2,399,851)	3,191,014

Condensed Consolidated Balance Sheet as of December 31, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$57,077	9,514	143,693	—	210,284
Receivables, net	—	97,560	282,962	—	380,522
Due from affiliates	3	86,470	26,677	(104,214)	8,936
Inventories	—	158,054	206,041	(14,952)	349,143
Prepaid expenses	—	5,351	3,143	—	8,494
Income tax receivable	—	2,651	5,956	—	8,607
Deferred income taxes	—	1	7,818	2,625	10,444
Other current assets	—	4,704	552	—	5,256

Total current assets	57,080	364,305	676,842	(116,541)	981,686
Property and equipment, net	—	530,715	634,860	—	1,165,575
Other long-term assets	34,341	—	30,153	—	64,494
Deferred income taxes	—	—	41,540	—	41,540
Investments in nonconsolidated affiliates	—	—	586	—	586
Investment in affiliates	1,318,105	(244,329)	—	(1,073,776)	—
Intercompany borrowing	—	1,024,896	72,234	(1,097,130)	—
Intangible assets, net	—	97,587	541,816	—	639,403
Goodwill	—	—	413,548	—	413,548

Total assets	$1,409,526	1,773,174	2,411,579	(2,287,447)	3,306,832

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	70,498	199,253	—	269,751
Accrued expenses and other liabilities	1,040	65,087	95,330	—	161,457
Accrued interest	15,342	244	282	—	15,868
Due to affiliates	—	21,944	85,049	(104,214)	2,779
Accrued income taxes	—	—	11,110	—	11,110
Deferred income taxes	—	—	34,522	—	34,522
Current installments of long-term debt	—	75,000	22,977	—	97,977

Total current liabilities	16,382	232,773	448,523	(104,214)	593,464
Long-term debt	1,818,051	25,000	1,112,429	—	2,955,480
Other liabilities	—	7,109	57,112	—	64,221
Pension liabilities	—	114,584	94,154	—	208,738
Intercompany borrowings	148,092	72,234	876,804	(1,097,130)	—
Deferred income taxes	—	1	63,240	—	63,241

Total liabilities	1,982,525	451,701	2,652,262	(1,201,344)	3,885,144

Shareholder’s equity (deficit):
Additional paid-in capital	601,732	2,097,626	529,961	(2,627,587)	601,732
Accumulated deficit	(1,354,791)	(957,250)	(945,511)	1,893,802	(1,363,750)
Accumulated other comprehensive income	180,060	181,097	171,221	(352,318)	180,060

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(572,999)	1,321,473	(244,329)	(1,086,103)	(581,958)
Noncontrolling interests	—	—	3,646	—	3,646

Total shareholder’s equity (deficit)	(572,999)	1,321,473	(240,683)	(1,086,103)	(578,312)

Total liabilities and shareholder’s equity (deficit)	$1,409,526	1,773,174	2,411,579	(2,287,447)	3,306,832

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended June 27, 2010 and June 28, 2009:

	Fiscal three-month period ended June 27, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	283,552	501,863	(134,002)	651,413
Costs and expenses:
Cost of sales, excluding depreciation	—	180,665	355,636	(138,760)	397,541
Selling, general and administrative expenses	(26,710)	60,412	83,380	—	117,082
Depreciation and amortization expenses	—	19,672	27,828	—	47,500
Research and development expenses	—	11,370	6,294	—	17,664

Operating income	26,710	11,433	28,725	4,758	71,626
Other income (expense):
Interest income	6	24,747	1,963	(26,185)	531
Interest expense	(52,264)	(2,732)	(34,153)	26,185	(62,964)
Other income (expense), net	20,337	(12,233)	(325)	(7,811)	(32)

Income (loss) before income taxes	(5,211)	21,215	(3,790)	(3,053)	9,161
Income taxes	—	886	8,408	576	9,870

Net income (loss)	(5,211)	20,329	(12,198)	(3,629)	(709)
Net income attributable to noncontrolling interest	—	—	(326)	—	(326)

Net income (loss) attributable to Momentive Performance Materials Inc.	$(5,211)	20,329	(12,524)	(3,629)	(1,035)

	Fiscal three-month period ended June 28, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	207,870	371,170	(89,032)	490,008
Costs and expenses:
Cost of sales, excluding depreciation	—	141,579	280,874	(87,798)	334,655
Selling, general and administrative expenses	17,445	39,869	32,737	—	90,051
Depreciation and amortization expenses	—	21,011	25,616	—	46,627
Research and development expenses	—	9,723	5,315	—	15,038

Operating income (loss)	(17,445)	(4,312)	26,628	(1,234)	3,637
Other income (expense):
Interest income	—	24,520	2,103	(25,940)	683
Interest expense	(48,552)	(3,242)	(34,436)	25,940	(60,290)
Other income (expense), net	(8,472)	(25,086)	438	34,405	1,285
Gain on exchange of debt	178,732	—	—	—	178,732

Income (loss) before income taxes	104,263	(8,120)	(5,267)	33,171	124,047
Income taxes	—	352	20,485	231	21,068

Net income (loss)	104,263	(8,472)	(25,752)	32,940	102,979
Net income attributable to noncontrolling interest	—	—	(178)	—	(178)

Net income (loss) attributable to Momentive Performance Materials Inc.	$104,263	(8,472)	(25,930)	32,940	102,801

Condensed Consolidated Statements of Operations for the fiscal six-month periods ended June 27, 2010 and June 28, 2009:

	Fiscal six-month period ended June 27, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	539,646	964,589	(248,015)	1,256,220
Costs and expenses:
Cost of sales, excluding depreciation	—	348,083	677,744	(251,232)	774,595
Selling, general and administrative expenses	(54,708)	100,659	173,036	—	218,987
Depreciation and amortization	—	39,213	55,066	—	94,279
Research and development expenses	—	21,763	11,634	—	33,397

Operating income	54,708	29,928	47,109	3,217	134,962
Other income (expense):
Interest income	16	48,198	3,713	(50,968)	959
Interest expense	(103,785)	(3,348)	(67,809)	50,968	(123,974)
Other income (expense), net	40,861	(33,013)	16	(8,232)	(368)

Income (loss) before income taxes	(8,200)	41,765	(16,971)	(5,015)	11,579
Income taxes (benefit)	—	914	15,163	(544)	15,533

Net income (loss)	(8,200)	40,851	(32,134)	(4,471)	(3,954)
Net income attributable to noncontrolling interest	—	—	(491)	—	(491)

Net income (loss) attributable to Momentive Performance Materials Inc.	$(8,200)	40,851	(32,625)	(4,471)	(4,445)

	Fiscal six-month period ended June 28, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	398,847	672,309	(163,089)	908,067
Costs and expenses:
Cost of sales, excluding depreciation	—	279,578	525,713	(159,154)	646,137
Selling, general and administrative expenses	2,217	74,614	116,981	—	193,812
Depreciation and amortization	—	44,692	51,534	—	96,226
Research and development expenses	—	20,033	10,991	—	31,024

Operating loss	(2,217)	(20,070)	(32,910)	(3,935)	(59,132)
Other income (expense):
Interest income	—	48,523	4,027	(50,879)	1,671
Interest expense	(101,710)	(5,880)	(69,883)	50,879	(126,594)
Other income (expense), net	(64,603)	(86,392)	11,184	151,069	11,258
Gain on exchange of debt	178,732	—	—	—	178,732

Income (loss) before income taxes	10,202	(63,819)	(87,582)	147,134	5,935
Income taxes (benefit)	—	784	(648)	287	423

Net income (loss)	10,202	(64,603)	(86,934)	146,847	5,512
Net loss attributable to noncontrolling interest	—	—	470	—	470

Net income (loss) attributable to Momentive Performance Materials Inc.	$10,202	(64,603)	(86,464)	146,847	5,982

Condensed Consolidated Statement of Cash Flows for the fiscal six-month period ended June 27, 2010:

	Fiscal six-month period ended June 27, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(34,854)	93,781	16,195	—	75,122

Cash flows from investing activities:
Capital expenditures	—	(18,565)	(11,031)	—	(29,596)
Purchase of intangible assets	—	(1,042)	(129)	—	(1,171)

Net cash used in investing activities	—	(19,607)	(11,160)	—	(30,767)

Cash flows from financing activities:
Dividends paid within MPM Inc., net	(48,300)	3,153	45,147	—	—
Payments of long-term debt	—	(75,000)	(2,689)	—	(77,689)
Net borrowings with affiliates	103,549	(9,478)	(94,071)	—	—

Net cash provided by (used in) financing activities	55,249	(81,325)	(51,613)	—	(77,689)

Increase (decrease) in cash and cash equivalents	20,395	(7,151)	(46,578)	—	(33,334)
Effect of exchange rate changes on cash	(53,017)	—	60,473	—	7,456
Cash and cash equivalents, beginning of period	57,077	9,514	143,693	—	210,284

Cash and cash equivalents, end of period	$24,455	2,363	157,588	—	184,406

Condensed Consolidated Statement of Cash Flows for the fiscal six-month period ended June 28, 2009:

	Fiscal six-month period ended June 28, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(98,558)	46,942	(42,154)	—	(93,770)

Cash flows from investing activities:
Capital expenditures	—	(10,546)	(10,309)	—	(20,855)
Purchases of intangible assets	—	(1,098)	(395)	—	(1,493)

Net cash used in investing activities	—	(11,644)	(10,704)	—	(22,348)

Cash flows from financing activities:
Capital contribution to affiliates	—	(4,925)	4,925	—	—
Dividends paid within Momentive Performance Materials Inc.	48,300	1,136	(49,436)	—	—
Debt issuance costs	(4,262)	—	—	—	(4,262)
Net change in short-term borrowings	—	—	(5,103)	—	(5,103)
Proceeds from long-term debt	—	100,001	3,502	—	103,503
Payments of long-term debt	—	—	(187)	—	(187)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	238,859	(327,277)	88,418	—	—

Net cash provided by (used in) financing activities	282,897	(231,065)	37,219	—	89,051

(Decrease) increase in cash and cash equivalents	184,339	(195,767)	(15,639)	—	(27,067)
Effect of exchange rate changes on cash	1,740	—	457	—	2,197
Cash and cash equivalents, beginning of period	1,894	200,667	137,981	—	340,542

Cash and cash equivalents, end of period	$187,973	4,900	122,799	—	315,672

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies and Significant Estimates

Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our critical accounting policies and our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions.

Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

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

Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Consolidations Topic, ASC 810-10, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. We adopted the provisions of this ASC and it did not have a material impact on our consolidated financial statements.

Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Transfers and Servicing Topic, ASC 860-10, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This ASC must be applied to transfers occurring on or after the effective date. We adopted the provisions of this ASC and it did not have a material impact on our consolidated financial statements.

Business Outlook

Our results from operations continued to improve in the second quarter of 2010 with sales and Adjusted EBITDA increasing by approximately 8% and 15%, respectively, versus last quarter. Although the global recession severely impacted our fiscal 2009 results, with sales and Adjusted EBITDA declining approximately 21% and 25%, respectively, our sales and Adjusted EBITDA have rebounded considerably since the first quarter of 2009. Sales in the second quarter benefited from robust semiconductor demand in our Quartz segment, moderate economic growth and normal seasonality in our Silicones business. The improvement in our Adjusted EBITDA on a sequential basis was primarily driven by increased sales and better mix, tempered by higher raw material inflation. Operating leverage, compared to last year, was also significantly improved, due to restructuring and cost cutting actions we implemented during the recession, which substantially reduced our cost structure. Second quarter orders in our Silicones business, however, were weaker across all regions compared to the first quarter as the pace of general economic recovery appeared to soften from last quarter. Although we expect to continue to see improved volumes in the second half of 2010 compared to last year, raw materials prices, which began to rise in the first quarter, will likely further increase throughout the year. While there remains uncertainty in the marketplace about global economic conditions and the extent of inflationary pressures going forward, we expect to generate higher year-over-year sales and Adjusted EBITDA in the second half of 2010 versus the same period in 2009, as last year’s results were significantly weighed down by the global recession. In 2010, we will continue to focus on growth in our specialties business, improving our productivity and controlling costs.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended June 27, 2010 and June 28, 2009:

Fiscal three-month period ended June 27, 2010 compared to fiscal three-month period ended June 28, 2009 (Unaudited)

	For fiscal three-month period ended
	June 27, 2010		June 28, 2009
Net sales	$651.4	100.0%	$490.0	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	397.5	61.0%	334.7	68.3%
Selling, general and administrative expenses	152.9	23.5%	126.5	25.8%
Research and development expenses	17.7	2.7%	15.0	3.1%
Restructuring and other costs	11.7	1.8%	10.2	2.1%

Operating income	71.6	11.0%	3.6	0.7%
Other income (expenses)
Interest expense, net	(62.4)	(9.6)%	(59.5)	(12.1)%
Other income (expense), net	—	—	1.3	0.3%
Gain on exchange of debt	—	—	178.7	36.5%

Income before income taxes	9.2	1.4%	124.1	25.3%
Income taxes	9.9	1.5%	21.1	4.3%

Net income (loss)	(0.7)	(0.1)%	103.0	21.0%
Net (income) loss attributable to the noncontrolling interest	(0.3)	—	(0.2)	—

Net income (loss) attributable to Momentive Performance Materials Inc.	$(1.0)	(0.2)%	$102.8	20.9%

Net Sales by Segment
Silicones	$576.0	88.4%	$454.4	92.7%
Quartz	75.4	11.6%	35.6	7.3%

Total	$651.4	100.0%	$490.0	100.0%

Net Sales. Net sales in the fiscal three-month period ended June 27, 2010 were $651.4 million, compared to $490.0 million for the same period in 2009, an increase of 32.9%. The increase was primarily due to an increase in sales volume of 32.5% and favorable exchange rate fluctuations of 0.4%. Foreign exchange impacts were primarily related to the weakening of the U.S. dollar against the Yen.

Net sales for our Silicones segment in the fiscal three-month period ended June 27, 2010 were $576.0 million, compared to $454.4 million for the same period in 2009, an increase of 26.8%. The increase was primarily due to an increase in sales volume of 26.5% and favorable exchange rate fluctuations of 0.4%. Sales volume for our Silicones segment was positively impacted on a year-

over-year basis by stronger demand in the automotive, construction, textiles, and furniture sectors. Compared to the first quarter of 2010, net sales for our Silicones segment increased by 6.9% primarily due to normal seasonality and increases in price partially offset by fluctuations in foreign exchange rates. Most product segments and regions saw improvements in volume versus the first quarter of 2010 as the global economic recovery continued. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.

Net sales for our Quartz segment in the fiscal three-month period ended June 27, 2010 were $75.4 million, compared to $35.6 million for the same period in 2009, an increase of 111.8%. The increase was primarily a result of strong overall demand on a year-over-year basis for semiconductor related products. Compared to the first quarter of 2010, net sales for our Quartz segment grew 14.1% primarily due to improved semiconductor demand on a sequential basis as production levels continued to recover at chipmakers. We expect semiconductor related product sales to remain strong in the third quarter of 2010.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended June 27, 2010 was $397.5 million, compared to $334.7 million for the same period in 2009, an increase of 18.8%. The increase was primarily due to higher sales volume of 32.5% and inflation in raw material costs of 4.0%, partially offset by higher factory leverage, deflation in energy related costs, and savings from restructuring and cost actions.

Cost of sales, excluding depreciation, for our Silicones segment was $356.3 million, compared to $311.0 million for the same period in 2009, an increase of 14.6%. The increase was primarily due to higher sales volume of 26.5% and inflation in raw material costs of 4.4%, partially offset by favorable factory leverage and lower energy related costs.

Cost of sales, excluding depreciation, for our Quartz segment was $41.2 million, compared to $23.7 million for the same period in 2009, an increase of 73.8%. The increase was primarily due to higher sales volume of 109.1%, partially offset by favorable factory leverage, lower energy related costs and savings from restructuring and cost actions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended June 27, 2010 were $152.9 million, compared to $126.5 million for the same period in 2009, an increase of 20.9%. The increase was primarily due to unfavorable fluctuations in foreign currency exchange rates and the impact of temporary pay cuts for certain employees instituted in the second quarter of 2009, which were restored effective as of the first pay period in January 2010, as well as higher sales commissions and incentives.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended June 27, 2010 were $17.7 million, compared to $15.0 million for the same period in 2009, an increase of 18.0%. The increase was primarily due to the impact of temporary pay cuts for certain employees instituted in the second quarter of 2009, which were restored effective as of the first pay period in January 2010 and timing of program expenditures related to new projects.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended June 27, 2010 were $11.7 million, compared to $10.2 million for the same period in 2009. For the fiscal three-month period ended June 27, 2010, other costs were $11.7 million, primarily for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at our Waterford, NY facility in January 2009. For the fiscal three-month period ended June 28, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $7.4 million and other costs of $2.8 million. See Note 2(c) to the condensed consolidated financial statements for additional disclosure.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended June 27, 2010 was $62.4 million, compared to $59.5 million for the same period in 2009, an increase of 4.9%. The increase was primarily due to overall amortization of debt discount and issuance costs partially offset by lower average borrowings under our revolving credit facility.

Other Income (Expense), net. Other expense, net in the fiscal three-month period ended June 27, 2010 was $32 thousand, compared to income of $180.0 million for the same period in 2009. For the fiscal three-month period ended June 28, 2009, other income, net included a gain on exchange of debt of $178.7 million.

Income taxes. The effective tax rate was 107.74% and 16.98 % for the fiscal three-month periods ended June 27, 2010 and June 28, 2009, respectively. The change in the effective tax rate was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains (losses) and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates to deferred tax assets (primarily in the U.S. and Germany), was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net income (loss) attributable to Momentive Performance Materials Inc. Net loss in the fiscal three-month period ended June 27, 2010 was $1.0 million, compared to net income of $102.8 million for the same period in 2009. The change was a result of the effects described above.

Fiscal six-month period ended June 27, 2010 compared to fiscal six-month period ended June 28, 2009 (Unaudited)

	For fiscal six-month period ended
	June 27, 2010		June 27, 2009
Net sales	$1,256.2	100.0%	$908.1	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	774.6	61.7%	646.1	71.2%
Selling, general and administrative expenses	300.2	23.9%	268.5	29.6%
Research and development expenses	33.4	2.7%	31.0	3.4%
Restructuring and other costs	13. 0	1.0%	21.5	2.4%

Operating income (loss)	135.0	10.7%	(59.1)	(6.5)%
Other income (expenses)
Interest expense, net	(123.0)	(9.8)%	(124.9)	(13.8)%
Other income (expense), net	(0.4)	—	11.2	1.2%
Gain on exchange of debt	—	—	178.7	19.7%

Income before income taxes	11.6	0.9%	5.9	0.6%
Income taxes	15.6	1.2%	0.4	—

Net income (loss)	(3.9)	(0.3)%	5.5	0.6%
Net (income) loss attributable to the noncontrolling interest	(0.4)	—	0.5	—

Net income (loss) attributable to Momentive Performance Materials Inc.	$(4.4)	(0.3)%	$6.0	0.7%

Net Sales by Segment
Silicones	$1,114.7	88.7%	$838.9	92.4%
Quartz	141.5	11.3%	69.2	7.6%

Total	$1,256.2	100.0%	$908.1	100.0%

Net Sales. Net sales in the fiscal six-month period ended June 27, 2010 were $1,256.2 million, compared to $908.1 million for the same period in 2009, an increase of 38.3%. The increase was primarily due to an increase in sales volume of 37.8% and favorable exchange rate fluctuations of 1.3%, partially offset by a decrease in selling prices. Foreign exchange impacts were primarily related to the weakening of the U.S. dollar against the Euro.

Net sales for our Silicones segment in the fiscal six-month period ended June 27, 2010 were $1,114.7 million, compared to $838.9 million for the same period in 2009, an increase of 32.9%. The increase was primarily due to an increase in sales volume of 32.6% and favorable exchange rate fluctuations of 1.4%, partially offset by a decrease in selling prices.

Net sales for our Quartz segment in the fiscal six-month period ended June 27, 2010 were $141.5 million, compared to $69.2 million for the same period in 2009, an increase of 104.5%. The increase was primarily a result of strong overall demand on a year-over-year basis for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal six-month period ended June 27, 2010 was $774.6 million, compared to $646.1 million for the same period in 2009, an increase of 19.9%. The increase was primarily due to higher sales volume of 37.8% and fluctuations in exchange rates, partially offset by significantly higher factory leverage and savings from restructuring and cost actions.

Cost of sales, excluding depreciation, for our Silicones segment in the fiscal six-month period ended June 27, 2010 was $697.4 million, compared to $599.4 million for the same period in 2009, an increase of 16.3%. The increase was primarily due to higher sales volume of 32.6%, partially offset by favorable factory leverage.

Cost of sales, excluding depreciation, for our Quartz segment in the fiscal six-month period ended June 27, 2010 was $77.2 million, compared to $46.7 million for the same period in 2009, an increase of 65.3%. The increase was primarily due to higher sales volume of 102.2%, partially offset by favorable factory leverage and savings from restructuring and cost actions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal six-month period ended June 27, 2010 were $300.2 million, compared to $268.5 million for the same period in 2009, an increase of 11.8%. The increase was primarily due to unfavorable fluctuations in foreign currency exchange rates and the impact of temporary pay cuts for certain employees instituted in the second quarter of 2009, which were restored effective as of the first pay period in January 2010, as well as higher sales commissions and incentives, partially offset by lower depreciation and amortization expense.

Research and Development Expenses. Research and development expenses in the fiscal six-month period ended June 27, 2010 were $33.4 million, compared to $31.0 million for the same period in 2009, an increase of 7.7%. The increase was primarily due to the impact of temporary pay cuts for certain employees instituted in the second quarter of 2009, which were restored effective as of the first pay period in January 2010 and timing of program expenditures related to new projects.

Restructuring and Other Costs. Restructuring and other costs in the fiscal six-month period ended June 27, 2010 were $13.0 million, compared to $21.5 million for the same period in 2009. For the fiscal six-month period ended June 27, 2010, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $0.2 million and other costs of $12.8 million primarily for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at our Waterford, NY facility in January 2009. For the fiscal six-month period ended June 28, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $22.7 million and other costs of $(1.2) million. See Note 2(c) to the condensed consolidated financial statements for additional disclosure.

Interest Expense, net. Interest expense, net in the fiscal six-month period ended June 27, 2010 was $123.0 million, compared to $124.9 million for the same period in 2009, a decrease of 1.5%. The decrease was primarily due to lower average borrowings under our revolving credit facility partially offset by overall higher amortization of debt discount and issuance costs.

Other Income (Expense), net. Other expense, net in the fiscal six-month period ended June 27, 2010 was an expense of $0.4 million, compared to income of $189.9 million for the same period in 2009. For the fiscal six-month period ended June 27, 2010, other expense, net included an unrealized loss on natural gas hedging of $0.3 million. For the fiscal six-month period ended June 28, 2009, other income, net included a gain on exchange of debt of $178.7 million.

Income taxes. The effective tax rate was 134.15% and 7.13% for the fiscal six-month periods ended June 27, 2010 and June 28, 2009, respectively. The change in the effective tax rate was primarily due to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains (losses) and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates to deferred tax assets (primarily in the U.S. and Germany), was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net income (loss) attributable to Momentive Performance Materials Inc. Net loss in the fiscal six-month period ended June 27, 2010 was $4.4 million, compared to net income of $6.0 million for the same period in 2009. The change was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal six-month period ended
	June 27, 2010	June 28, 2009
	(dollars in millions)
Cash provided by (used in) operating activities	$75.1	(93.8)
Cash used in investing activities	(30.7)	(22.4)
Cash (used in) provided by financing activities	(77.7)	89.1

Decrease in cash and cash equivalents, before effect of exchange rate changes on cash	$(33.3)	(27.1)

Operating activities. Cash provided by operating activities was $75.1 million in the fiscal six-month period ended June 27, 2010, compared to cash used in operating activities of $93.8 million in the fiscal six-month period ended June 28, 2009. Cash provided by operating activities in the fiscal six-month period ended June 27, 2010 was primarily due to increases in operating income, accounts payable and accrued expenses (primarily due to higher material purchases related to the global economic recovery), partially offset by increases in accounts receivables (due to higher sales volume and the timing of these sales) and higher inventory levels to support continued economic growth and to mitigate the impact of a possible work stoppage at our primary U.S. manufacturing facilities related to then-pending labor union negotiations, which have since been completed. Cash used in operating activities in the fiscal six-month period ended June 28, 2009 was primarily due to a decline in operating income and decreases in accounts payable (primarily due to lower material purchases and capital projects during the first half of 2009), partially offset by decreases in accounts receivables as a result of a decline in sales and lower inventory as a result of management efforts to reduce working capital requirements.

Investing activities. Cash used in investing activities was $30.7 million in the fiscal six-month period ended June 27, 2010, compared to $22.4 million in the fiscal six-month period ended June 28, 2009. Cash used in investing activities in the fiscal six-month period ended June 27, 2010 primarily consisted of ongoing expenditures for environmental, health and safety compliance and maintenance projects. During the fiscal six-month period ended June 28, 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and consequently reduced capital spending to maintain minimum maintenance levels.

Financing activities. Cash used in financing activities was $77.7 million in the fiscal six-month period ended June 27, 2010, compared to cash provided by financing activities of $89.1 million in the fiscal six-month period ended June 28, 2009. Cash used in financing activities in the fiscal six-month period ended June 27, 2010 consisted of principal payments of $75.0 million and $2.7 million under our revolving credit facility and term loans, respectively. Cash provided by financing activities in the fiscal six-month period ended June 28, 2009 was primarily due to an additional $100.0 million draw down under our revolving credit facility and $3.5 million borrowing by our subsidiary in India, partially offset by $4.3 million of expenses associated with the exchange of our debt, $5.1 million of principal payments on short-term borrowings and a $4.9 million capital contribution to our siloxane joint venture in Jiande, China.

For the year ending December 31, 2010, we expect the following significant cash outflows: net principal payments of $75 million under our revolving credit facility, cash interest payments on our Second Lien Notes, Senior Notes, Senior Toggle Notes and Senior Subordinated Notes due in the second quarter ($85 million) and fourth quarter ($96 million based on our election to pay cash interest on our Senior Toggle Notes) of approximately $181 million in total, annual cash principal (due quarterly) and interest payments (due monthly) related to our variable rate term loans of approximately $11 million and $32 million, respectively, annual cash principal (due semi-annually) and interest payments (due quarterly) related to our China Construction Bank construction loan of approximately $11 million and $3 million, respectively, annual global pension fund contributions of approximately $17 million, payments on our restructuring reserves of approximately $11 million, annual cash income tax payments estimated at $12 million and a one-time lump-sum payment of approximately $11 million in connection with the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications. Capital spending in 2010 is expected to be between $90 million and $110 million, excluding restructuring activities. We expect to fund these significant outflows with cash on-hand and cash generated from operations.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under a senior secured credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service obligations.

We had $2,854.5 million of indebtedness at June 27, 2010. Accordingly, we have significant debt service obligations.

Our senior secured credit facility at June 27, 2010 consists of two variable-rate term loans in an aggregate principal amount of approximately $982.9 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.0 million synthetic letter of credit facility. One of our term loans is denominated in euros. There were $25.0 million of borrowings outstanding under the revolving credit facility as of June 27, 2010. The outstanding letters of credit under the revolving credit facility at June 27, 2010 were $37.5 million, leaving unused borrowing capacity of $237.5 million. Outstanding letters of credit issued under the synthetic letter of credit facility at June 27, 2010 were $33.2 million, leaving unused capacity of $0.8 million.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.7 million (depending on exchange rates), representing 0.25% of the original principal amounts, on the last day of each calendar quarter. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement (beginning with the second half of the fiscal year ending December 31, 2007); (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). We did not have excess cash flow under the terms of our credit agreement in calendar year 2008 and 2009. On March 31, 2010, the interest rate swap that we entered into during 2008 matured. Under this interest rate swap, we received one-month LIBOR and paid a fixed rate of 2.48% on a notional value of $185.0 million. We designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185.0 million of our U.S. dollar denominated term loan (tranche B-1).

As of June 27, 2010, we have outstanding $200.0 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), $716.6 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €245.2 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Senior Notes”), $214.1 million in aggregate principal amount of 10 1/8% / 10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $381.9 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second Lien Notes, Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are five separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

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

The Senior Toggle Notes are unsecured senior obligations of the Company, which mature on December 1, 2014. The Senior Toggle Notes are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facility. Interest on the Senior Toggle Notes is payable semiannually on June 1 and December 1 of each year. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we are required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes accrues at a rate of 10 1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/8% per annum. Prior to December 1, 2009, we made the permitted election under the indenture governing the Senior Toggle Notes to pay interest that was due on June 1, 2010 as PIK Interest, thereby increasing the outstanding balance of the Senior Toggle Notes by approximately $11.0 million. Previously, we also made this pay-in-kind election for the interest payments due on December 1, 2009, June 1, 2009 and December 1, 2008, increasing the outstanding balance of the Senior Toggle Notes by approximately $10.5 million, $17.2 million and $16.3 million on such dates, respectively. Prior to June 1, 2010, we made the permitted election under the indenture governing the Senior Toggle Notes to pay interest that is due on December 1, 2010 as cash interest. Under the indenture for the Senior Toggle Notes, we are required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on June 1, 2012. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code. We currently estimate that the payment of interest in the form of PIK Interest will result in us being required to redeem between $35 million and $45 million of the Senior Toggle Notes pursuant to those provisions.

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

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. Our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

Based on our current assessment of our operating plan and the general economic outlook, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facility, will be adequate to meet our liquidity needs for the next twelve months.

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

Effect of Inflation

Inflation in certain commodities such as silicon metal, methanol and platinum have negatively impacted our operating results during the fiscal three-month period ended June 27, 2010 compared to the same period in 2009 but the overall effect on our operating results has been offset by increased sales volumes, favorable mix and cost reduction activities. We cannot assure investors that we will not continue to be affected by inflation in the future. While we have been able to partially or completely offset inflation by increasing selling prices and implementing cost reduction actions in the past, we cannot assure investors that we will be able to do so in the future.

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

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facility) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facility) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facility) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. On June 27, 2010, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facility and the covenants under the indentures governing the notes.

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

The following table reconciles net income (loss) attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the periods presented:

		Fiscal three-month ended		Fiscal six-month ended
		June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
		(dollars in millions)		(dollars in millions)
Net income (loss) attributable to Momentive Performance Materials Inc.		$(1.0)	102.8	(4.4)	6.0
Gain on exchange of debt		—	(178.7)	—	(178.7)
Interest expense, net		62.4	59.5	123.0	124.9
Income taxes		9.9	21.1	15.6	0.4
Depreciation and amortization		47.5	46.6	94.3	96.2

EBITDA		118.8	51.3	228.5	48.8

Noncontrolling interest	(a)	0.3	0.2	0.4	(0.5)
Restructuring and non-recurring	(b)	11.7	10.2	13.0	21.5
Cost Savings and Inventory Optimization	(c)	—	6.5	—	18.9
Non cash and purchase accounting effects	(d)	7.5	(3.6)	14.5	(4.7)
Management fee and other	(e)	(4.0)	(0.6)	(5.0)	0.2

Adjusted EBITDA		$134.3	64.0	251.4	84.2

Total Senior Secured Net Debt		$832.4
Adjusted EBITDA for the twelve-month period ended June 27, 2010		$451.3
Senior Secured Leverage Ratio for the twelve-month period ended June 27, 2010		1.84

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.
(b)	Relates primarily to restructuring and non-recurring costs.
(c)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management. For the fiscal three and six-month periods ended June 28, 2009, estimated cost savings includes facility rationalizations and headcount reductions.
(d)	Non-cash items include the effects of (i) stock-based compensation expense, (ii) purchase accounting, (iii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iv) unrealized natural gas derivative gains or losses, and (v) reserve changes and impairment charges. For the fiscal three-month period ended June 27, 2010, non-cash items include: (i) stock-based compensation expense of $0.2, (ii) unrealized foreign currency exchange loss of $7.5, and (iii) unrealized gain on natural gas hedges of $0.2. For the fiscal three-month period ended June 28, 2009, non-cash items include: (i) stock-based compensation expense of $0.2, (ii) unrealized foreign currency exchange gain of $5.5, (iii) unrealized gain on natural gas hedges of $0.9, and (iv) realized foreign currency exchange loss of $2.6 due to exchange of debt.
(e)	Management Fees and Other include (i) management and other fees to Apollo and affiliates, and (ii) the exclusion of our unrestricted subsidiary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material changes to our previous disclosures on this matter, with the exception of the following:

In 2008, the Company became aware and disclosed to the New York State Department of Environmental Conservation (“NYSDEC”) that, in certain instances, the Company’s Waterford, New York, facility may have failed to comply with the State and Federal regulatory requirements governing the treatment of hazardous waste. During 2008, the NYSDEC initiated an investigation into these disclosures and issued a notice of violation alleging certain noncompliances. Subsequently, in the second quarter 2009, the United States Environmental Protection Agency and the United States Department of Justice sought, through search warrant and subpoena, additional information related to the alleged noncompliances. The Company is cooperating fully with the State and Federal authorities. State and Federal authorities have the statutory authority to seek administrative, civil and criminal sanctions, including but not limited to monetary penalties, for any noncompliances identified. In the second quarter of 2010, the NYSDEC informed the Company of its intent to pursue administrative action seeking monetary penalties for these, and other alleged, hazardous waste noncompliances previously identified at the Waterford facility since 2006.

Item 1A.	Risk Factors.

Other than the risk factor below, which has been restated, there have been no material changes to our previous disclosures on this matter in our Annual Report on Form 10-K for the year ended December 31, 2009.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, if disputes with our unions arise or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.

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

August 9, 2010

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ JONATHAN D. RICH
Jonathan D. Rich Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JONATHAN D. RICH Jonathan D. Rich	Chief Executive Officer, President and Director (Principal Executive Officer)	August 9, 2010

/s/ ANTHONY S. COLATRELLA Anthony S. Colatrella	Chief Financial Officer (Principal Financial Officer)	August 9, 2010

/s/ BILLIE JO CUTHBERT Billie Jo Cuthbert	Controller (Principal Accounting Officer)	August 9, 2010