Form 10-Q
period 2010-09-26
Momentive Performance Materials Inc.
filed 2010-11-03
CIK 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on November 3, 2010 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	September 26, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$244,020	210,284
Receivables, net (note 4)	438,221	380,522
Due from affiliates	4,623	8,936
Inventories (note 5)	381,429	349,143
Prepaid expenses	9,331	8,494
Income tax receivable	4,600	8,607
Deferred income taxes (note 7)	11,058	10,444
Other current assets	3,651	5,256

Total current assets	1,096,933	981,686
Property and equipment (net of accumulated depreciation and amortization of $683,941 and $588,781 at September 26, 2010 and December 31, 2009, respectively)	1,105,957	1,165,575
Other long-term assets	55,410	64,494
Deferred income taxes (note 7)	57,486	41,540
Investments in nonconsolidated affiliates	635	586
Intangible assets (net of accumulated amortization of $164,411 and $134,044 at September 26, 2010 and December 31, 2009, respectively)	594,904	639,403
Goodwill	419,543	413,548

Total assets	$3,330,868	3,306,832

Liabilities and Shareholder’s Deficit
Current liabilities:
Trade payables	$314,849	269,751
Short-term borrowings (note 6)	6,667	—
Accrued expenses and other liabilities	166,566	161,457
Accrued interest	63,128	15,868
Due to affiliates	1,648	2,779
Accrued income taxes	10,374	11,110
Deferred income taxes (note 7)	31,502	34,522
Current installments of long-term debt (note 6)	24,727	97,977

Total current liabilities	619,461	593,464
Long-term debt (note 6)	2,869,336	2,955,480
Other liabilities	58,485	64,221
Pension liabilities (note 9)	217,668	208,738
Deferred income taxes (note 7)	63,702	63,241

Total liabilities	3,828,652	3,885,144

Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	602,434	601,732
Accumulated deficit	(1,339,103)	(1,363,750)
Accumulated other comprehensive income (note 8)	235,463	180,060

Total Momentive Performance Materials Inc. shareholder’s deficit	(501,206)	(581,958)
Noncontrolling interests (note 8)	3,422	3,646

Total shareholder’s deficit	(497,784)	(578,312)

Total liabilities and shareholder’s deficit	$3,330,868	3,306,832

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands)

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net sales	$662,226	568,421	1,918,446	1,476,488
Costs and expenses:
Cost of sales, excluding depreciation	432,362	381,876	1,206,957	1,028,013
Selling, general and administrative expenses	91,613	77,899	297,621	250,198
Depreciation and amortization expenses	49,378	46,409	143,657	142,635
Research and development expenses	18,810	14,737	52,207	45,761
Restructuring and other costs (note 2(c))	1,769	3,377	14,748	24,890

Operating income (loss)	68,294	44,123	203,256	(15,009)
Other income (expense):
Interest income	272	700	1,231	2,371
Interest expense	(60,397)	(67,050)	(184,371)	(193,644)
Other (expense) income, net	(32)	970	(400)	12,228
Gain on exchange of debt	—	—	—	178,732

Income (loss) before income taxes	8,137	(21,257)	19,716	(15,322)
Income taxes (benefit) (note 7)	(21,227)	3,884	(5,694)	4,307

Net income (loss)	29,364	(25,141)	25,410	(19,629)
Net income attributable to the noncontrolling interest	(272)	(713)	(763)	(243)

Net income (loss) attributable to Momentive Performance Materials Inc.	$29,092	(25,854)	24,647	(19,872)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Fiscal nine-month period ended
	September 26, 2010	September 27, 2009
Cash flows from operating activities:
Net income (loss)	$25,410	(19,629)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143,657	142,635
Amortization of debt discount and issuance costs	12,853	7,753
Deferred income taxes	(18,740)	(6,546)
Stock-based compensation expense	702	606
Change in unrealized loss (gain) on derivative instruments	733	(6,848)
Paid-in-kind interest election	11,045	17,200
Gain on exchange of debt	—	(178,732)
Changes in operating assets and liabilities:
Receivables	(61,323)	(419)
Inventories	(35,848)	31,629
Due to/from affiliates	3,343	(7,018)
Prepaid expenses and other assets	2,847	2,620
Trade payables	43,291	(35,752)
Accrued expenses and other liabilities	52,989	44,942
Accrued income taxes	1,831	15,855
Pension liabilities	9,255	6,899

Net cash provided by operating activities	192,045	15,195

Cash flows from investing activities:
Capital expenditures	(53,617)	(33,499)
Purchases of intangible assets	(2,089)	(2,236)

Net cash used in investing activities	(55,706)	(35,735)

Cash flows from financing activities:
Debt issuance costs	—	(6,671)
Net increase (decrease) in short-term borrowings	6,667	(4,546)
Proceeds from long-term debt	219	104,690
Payments of long-term debt	(110,643)	(2,622)
Funds remitted to joint venture	—	(4,900)

Net cash (used in) provided by financing activities	(103,757)	85,951

Increase in cash and cash equivalents	32,582	65,411
Effect of exchange rate changes on cash	1,154	(1,758)
Cash and cash equivalents, beginning of period	210,284	340,542

Cash and cash equivalents, end of period	$244,020	404,195

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands)

(1) Business and Basis of Presentation

Momentive Performance Materials Inc. (the Company) was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (MPM Holdings and together with its subsidiaries, the Momentive Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor) business. Prior to November 21, 2006, the Company was known as Nautilus Holdings Intermediate Corp. The acquisition was completed on December 3, 2006 (the Acquisition). GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE. On October 1, 2010, the newly formed holding companies of MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), merged, with the surviving entity renamed Momentive Performance Materials Holdings LLC. As a result of the merger, Momentive Performance Materials Holdings LLC (Holdings LLC) became the ultimate parent company of Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Holdings LLC is controlled by investment funds affiliated with Apollo Global Management, LLC.

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

The collective bargaining agreements that cover the Willoughby, Ohio, Waterford, New York and Sistersville, West Virginia facilities were set to expire in June 2010, June 2010 and July 2010, respectively. The Company reached agreement on new collective bargaining agreements for each of these facilities with terms extending into 2013. The Company does not have other significant collective bargaining agreements that will expire before September 2011.

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

We evaluated subsequent events through the date of financial statement issuance.

(2) Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company.

(a) Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of September 26, 2010 and December 31, 2009, and for the fiscal three and nine-month periods ended September 26, 2010 and September 27, 2009. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b) Income Taxes

For the fiscal three and nine-month periods ended September 26, 2010 and September 27, 2009, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items such as the gain on exchange of debt). Discrete items are recorded in the period in which they are incurred.

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

For the fiscal three-month periods ended September 26, 2010 and September 27, 2009, the Company recognized restructuring of $289 and $1,821, respectively, and other costs of $1,480 and $1,556, respectively. For the fiscal nine-month periods ended September 26, 2010 and September 27, 2009, the Company recognized restructuring of $478 and $24,589, respectively, and other costs of $14,270 and $301, respectively. Other costs of $14,270 for the fiscal nine-month period ended September 26, 2010 were primarily comprised of costs associated with the settlement of all claims brought by the National Labor Relations Board arising from a dispute between the Company and one of its unions related to

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

wage reductions and changes in job classifications implemented by the Company at its Waterford, NY facility in January 2009. Other costs of $301 for the fiscal nine-month period ended September 27, 2009 included a one-time benefit reduction and wage tax credits of $5,419 recorded during the fiscal three-month period ended March 29, 2009.

The following table sets forth the changes in the restructuring reserve, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets:

	Silicones	Quartz	Total
Balance as of January 1, 2009	$16,269	522	$16,791
Additions	15,758	6,280	22,038
Cash payments	(24,683)	(3,643)	(28,326)
Foreign currency translation adjustments	675	177	852

Balance as of December 31, 2009	8,019	3,336	11,355
Additions	478	—	478
Cash payments	(7,492)	(2,957)	(10,449)
Foreign currency translation adjustments	(253)	—	(253)

Balance as of September 26, 2010	$752	379	$1,131

The restructuring costs above are primarily related to business optimization. Due to the global economic slowdown, the Company experienced significant year-over-year decreases in sales in the fourth quarter of 2008 and into 2009. As a result of the Company’s continued focus on streamlining its cost structure to enhance the Company’s profitability and in response to the economic crisis, the Company initiated a restructuring program to increase the efficiency of its operations and control labor costs. Costs for the program were primarily incurred through the end of 2009, with the related payments occurring throughout 2009 and into 2010. The Company incurred approximately $35,360 of costs ($29,080 for Silicones and $6,280 for Quartz) since the inception of the program in the fourth quarter of 2008.

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

Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Consolidations Topic, ASC 810-10, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company adopted the provisions of this ASC, which did not have a material impact to its consolidated financial statements.

Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Transfers and Servicing Topic, ASC 860-10, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This ASC must be applied to transfers occurring on or after the effective date. The Company adopted the provisions of this ASC, which did not have a material impact to its consolidated financial statements.

(f) Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, trade payables, short-term borrowings and accrued expenses and other liabilities. Carrying amounts approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is disclosed in Note 3.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; or observable prices which are based on observable market data, based on, directly or indirectly market-corroborated inputs. The Company’s level 2 liabilities include interest rate swaps and natural gas derivative contracts that are traded in an active exchange market.

Level 3	Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

The following table presents assets at September 26, 2010 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivative contracts	$—	611	—	611

Total assets at fair value	$—	611	—	611

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

The fair value of the natural gas derivative contracts and interest rate swap generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swap at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended September 26, 2010 that would reduce the fair value receivable amount owed, if any, to the Company.

At September 26, 2010, the Company estimates that the $1,637,150 of outstanding fixed rate senior notes had a fair value of approximately $1,646,938; the $1,022,823 of outstanding variable rate term loans had a fair value of approximately $964,548; the $171,010 of outstanding fixed rate second-lien senior secured notes with a $200,000 aggregate principal amount had a fair value of approximately $223,000; and the fair value of the $6,416 outstanding medium term loan and the $56,664 outstanding construction project financing loan were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

(4) Receivables, net

Receivables consisted of the following at September 26, 2010 and December 31, 2009:

	September 26, 2010	December 31, 2009
Trade	$389,235	324,429
Other:
VAT	19,302	34,646
Advances	11,437	7,867
Other	22,975	18,740

	442,949	385,682
Allowance for doubtful accounts	(4,728)	(5,160)

Total receivables, net	$438,221	380,522

(5) Inventories

Inventories consisted of the following at September 26, 2010 and December 31, 2009:

	September 26, 2010	December 31, 2009
Raw materials and work in process	$132,092	112,643
Finished goods	249,337	236,500

Total inventories	$381,429	349,143

(6) Indebtedness

(a) Short-Term Borrowings

At September 26, 2010, the Company had short-term borrowings consisting of a loan from a former subsidiary of $6,667. At December 31, 2009, the Company had no short-term borrowings.

(b) Long-Term Debt

As of September 26, 2010, the Company had no outstanding borrowings under the revolving credit facility. The outstanding letters of credit under the revolving credit facility at September 26, 2010 were $38,952, leaving unused borrowing capacity of $261,048. Outstanding letters of credit issued under the synthetic letter of credit facility at September 26, 2010 were $29,209 leaving unused capacity of $4,741.

At September 26, 2010, the Company was in compliance with the covenants of all long-term debt agreements.

(7) Income Taxes

The effective tax rate was –260.87% and –18.27% for the fiscal three-month periods ended September 26, 2010 and September 27, 2009, respectively. The effective tax rate was –28.88% and –28.11% for the fiscal nine-month periods ended September 26, 2010 and September 27, 2009, respectively. As of September 26, 2010, the Company recorded a valuation allowance release in certain non-U.S. jurisdictions based on the Company’s assessment that the net deferred tax assets will more likely than not be realized. The change in the effective tax rate wax primarily due to the valuation allowance release in addition to a change in the

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which the Company operates, current period foreign exchange gains (losses) and the maintenance of a full valuation allowance against a substantial amount of the Company’s net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized.

(8) Comprehensive Income (Loss)

The balances for each classification of comprehensive income (loss) are as follows:

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net income (loss)	$29,364	(25,141)	25,410	(19,629)
Foreign currency translation	12,018	11,321	53,900	(4,637)
Other comprehensive income adjustments, net	208	1,227	1,623	613

Comprehensive income (loss)	41,590	(12,593)	80,933	(23,653)
Net income attributable to the noncontrolling interest	(272)	(713)	(763)	(243)
Foreign currency translation attributable to the noncontrolling interest	(105)	(7)	(120)	311

Comprehensive income (loss) attributable to Momentive Performance Materials Inc.	$41,213	(13,313)	80,050	(23,585)

The following table details changes in shareholder’s deficit, including changes in equity (deficit) attributable to the Momentive Performance Materials Inc. shareholder and changes in equity attributable to the noncontrolling interests:

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling Interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income
Balance at January 1, 2010	$(578,312)	—	601,732	(1,363,750)	180,060	3,646
Stock option activity and other	702	—	702	—	—	—
Dividends paid to noncontrolling shareholder	(1,107)	—	—	—	—	(1,107)
Comprehensive income:
Net income	25,410	—	—	24,647	—	763
Foreign currency translation adjustment - net	53,900	—	—	—	53,780	120
Other comprehensive income adjustments - net	1,623	—	—	—	1,623	—

Balance at September 26, 2010	$(497,784)	—	602,434	(1,339,103)	235,463	3,422

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling Interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income
Balance at January 1, 2009	$(541,142)	—	601,017	(1,321,963)	175,960	3,844
Stock option activity and other	536	—	536	—	—	—
Comprehensive income (loss):
Net income (loss)	(19,629)	—	—	(19,872)	—	243
Foreign currency translation adjustment - net	(4,637)	—	—	—	(4,326)	(311)
Other comprehensive income adjustments - net	613	—	—	—	613	—

Balance at September 27, 2009	$(564,259)	—	601,553	(1,341,835)	172,247	3,776

(9) Pension Plans and Other Postretirement Benefits

The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three and nine-month periods ended September 26, 2010 and September 27, 2009:

	Pension		Postretirement
	Fiscal three-month period ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Service cost	$5,292	4,735	316	351
Interest cost	2,054	1,669	1,157	1,142
Amortization of prior service cost (benefit)	(220)	(210)	328	328
Expected return on plan assets	(1,192)	(819)	—	—
Amortization of actuarial gain	(289)	(244)	(28)	(31)
Other	339	1	—	—

	$5,984	5,132	1,773	1,790

	Pension		Postretirement
	Fiscal nine-month period ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Service cost	$15,970	15,368	968	1,051
Interest cost	6,251	5,381	3,484	3,424
Amortization of prior service cost (benefit)	(654)	(636)	984	984
Expected return on plan assets	(3,610)	(2,474)	—	—
Amortization of actuarial gain	(869)	(622)	(84)	(93)
Other	824	(119)	—	—

	$17,912	16,898	5,352	5,366

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

In 2010, the Company expects to contribute approximately $11,838 and $2,768 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $4,440 and $10,940 to its Domestic plans during the fiscal three and nine-month periods ended September 26, 2010, respectively.

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

In accordance with the Company’s policy, the maximum term over which the Company may hedge exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months for commodity hedges. No cash flow hedges were discontinued during the fiscal nine-month period ended September 26, 2010 prior to their scheduled expiration. At September 26, 2010, the Company had no derivative instruments designated as cash flow hedges.

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

Financial instruments are neither held nor issued by the Company for trading purposes. The Company’s natural gas hedge contracts do not contain any credit related contingent features and accordingly, the Company is not required to post any collateral.

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

The notional amounts of the Company’s derivative instruments outstanding as of September 26, 2010, were as follows:

Notional Amount
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$15,216

Total Derivatives Not Designated as Hedges	$15,216

The fair values of the Company’s derivative instruments outstanding as of September 26, 2010, were as follows:

	Balance Sheet Location	Fair Value
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	Other current assets	$611

Total Derivatives Not Designated as Hedges		611

Total Asset Derivatives		$611

The gains and losses on the Company’s derivative instruments during the fiscal three and nine-month periods ended September 26, 2010 were as follows:

For the three-month period ended September 26, 2010:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$—	Other income (expense)	$(727)

Total Asset Derivatives Not Designated as Hedges	$—		$(727)

Total Derivatives	$—		$(727)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

For the nine-month period ended September 26, 2010:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$—	Other income (expense)	$(1,343)

Total Asset Derivatives Not Designated as Hedges	$—		$(1,343)
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	$1,037	Interest Expense	$(1,041)
Natural Gas Hedge Contracts	260	Cost of sales, excluding depreciation	(537)

Total Liability Derivatives Designated as Hedges	$1,297		$(1,578)

Total Derivatives	$1,297		$(2,921)

(1)	Accumulated other comprehensive income (loss) (AOCI)
(2)	For derivatives designated as cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(11) Operating Segments

The Company operates in two independent business segments: Silicones and Quartz. The Silicones segment is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz segment is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s operating segments are organized based on the nature of the products they produce. The segments are managed separately because each business requires different technology and marketing strategies.

An update of the accounting policies of the Silicones and Quartz segments are as described in the summary of significant accounting policies in Note 2.

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended September 26, 2010:
Net sales (a)	$585,470	76,756	—	662,226
Operating income (loss) (b)	61,407	16,804	(9,917)	68,294
Depreciation and amortization	42,347	7,031	—	49,378
Interest expense	60,396	1	—	60,397
Interest income	209	63	—	272
Provision for income taxes	(22,376)	1,149	—	(21,227)
Capital expenditures	19,719	4,302	—	24,021

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended September 27, 2009:
Net sales (a)	$523,451	44,970	—	568,421
Operating income (loss) (b)	53,068	(2,594)	(6,351)	44,123
Depreciation and amortization	39,135	7,274	—	46,409
Interest expense	67,044	6	—	67,050
Interest income	644	56	—	700
Provision for income taxes	4,144	(260)	—	3,884
Capital expenditures	10,284	2,360	—	12,644

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal nine-month period ended September 26, 2010:
Net sales (a)	$1,700,237	218,209	—	1,918,446
Operating income (loss) (b)	190,578	47,086	(34,408)	203,256
Depreciation and amortization	123,311	20,346	—	143,657
Interest expense	184,365	6	—	184,371
Interest income	1,077	154	—	1,231
Provision for income taxes	(11,678)	5,984	—	(5,694)
Capital expenditures	44,268	9,349	—	53,617

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal nine-month period ended September 27, 2009:
Net sales (a)	$1,362,330	114,158	—	1,476,488
Operating income (loss) (b)	8,732	(20,603)	(3,138)	(15,009)
Depreciation and amortization	120,483	22,152	—	142,635
Interest expense	193,442	202	—	193,644
Interest income	2,192	179	—	2,371
Provision for income taxes	3,728	579	—	4,307
Capital expenditures	28,757	4,742	—	33,499

(a)	There were no intersegment sales during the fiscal three or nine-month periods ended September 26, 2010 or September 27, 2009, respectively.
(b)	A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest income, interest expense and other income (expense), net as presented in the Condensed Consolidated Statements of Operations.
(c)	Corporate and other items include pension and postretirement expenses and headquarter costs, net of corporate assessments.

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

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net sales:
United States	$220,277	175,190	629,803	473,850
Canada	12,036	9,545	33,109	26,819
Pacific	214,440	175,204	611,431	440,030
Europe	190,510	186,550	573,298	477,155
Mexico and Brazil	24,963	21,932	70,805	58,634

	$662,226	568,421	1,918,446	1,476,488

	September 26, 2010	December 31, 2009
Total long-lived assets:
United States	$600,162	628,302
Canada	18,374	23,976
Pacific	822,180	807,589
Europe	672,756	750,958
Mexico and Brazil	6,932	7,701

	$2,120,404	2,218,526

(12) Guarantor/Non-Guarantor Subsidiary Financial Information

As of September 26, 2010, the Company had outstanding $200.0 million in aggregate principal amount of second-lien senior notes, $716.6 million in aggregate principal amount of senior notes, €245.2 million in aggregate principal amount of Euro senior notes, $214.1 million in aggregate principal amount of senior toggle notes and $381.9 million in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 26, 2010 and December 31, 2009, the Condensed Consolidated Statements of Operations for the fiscal three and nine-month periods ended September 26, 2010 and September 27, 2009 and Condensed Consolidated Statements of Cash Flows for the fiscal nine-month periods ended September 26, 2010 and September 27, 2009 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

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

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Balance Sheet as of September 26, 2010:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$53,440	2,722	187,858	—	244,020
Receivables, net	—	132,821	305,400	—	438,221
Due from affiliates	30	83,879	34,762	(114,048)	4,623
Inventories	—	201,462	189,181	(9,214)	381,429
Prepaid expenses	—	5,940	3,391	—	9,331
Income tax receivable	—	750	3,850	—	4,600
Deferred income taxes	—	1	8,294	2,763	11,058
Other current assets	—	3,247	404	—	3,651

Total current assets	53,470	430,822	733,140	(120,499)	1,096,933
Property and equipment, net	—	507,793	598,164	—	1,105,957
Other long-term assets	29,279	—	26,131	—	55,410
Deferred income taxes	—	—	57,486	—	57,486
Investments in nonconsolidated affiliates	—	—	635	—	635
Investment in affiliates	1,472,354	(98,635)	—	(1,373,719)	—
Intercompany borrowing	—	1,011,822	129,997	(1,141,819)	—
Intangible assets, net	—	92,369	502,535	—	594,904
Goodwill	—	—	419,543	—	419,543

Total assets	$1,555,103	1,944,171	2,467,631	(2,636,037)	3,330,868

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	103,183	211,666	—	314,849
Short-term borrowings	—	—	6,667	—	6,667
Accrued expenses and other liabilities	(200)	77,029	89,737	—	166,566
Accrued interest	60,946	—	2,182	—	63,128
Due to affiliates	—	32,785	82,912	(114,049)	1,648
Accrued income taxes	—	—	10,374	—	10,374
Deferred income taxes	—	—	31,502	—	31,502
Current installments of long-term debt	—	—	24,727	—	24,727

Total current liabilities	60,746	212,997	459,767	(114,049)	619,461
Long-term debt	1,808,160	—	1,061,176	—	2,869,336
Other liabilities	—	6,693	51,792	—	58,485
Pension liabilities	—	119,370	98,298	—	217,668
Intercompany Borrowings	184,320	129,389	828,110	(1,141,819)	—
Deferred income taxes	—	1	63,701	—	63,702

Total liabilities	2,053,226	468,450	2,562,844	(1,255,868)	3,828,652

Shareholder’s equity (deficit):
Additional paid-in capital	602,434	2,050,028	568,948	(2,618,976)	602,434
Accumulated deficit	(1,336,020)	(809,770)	(892,990)	1,699,677	(1,339,103)
Accumulated other comprehensive income	235,463	235,463	225,407	(460,870)	235,463

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(498,123)	1,475,721	(98,635)	(1,380,169)	(501,206)
Noncontrolling interests	—	—	3,422	—	3,422

Total shareholder’s equity (deficit)	(498,123)	1,475,721	(95,213)	(1,380,169)	(497,784)

Total liabilities and shareholder’s equity (deficit)	$1,555,103	1,944,171	2,467,631	(2,636,037)	3,330,868

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Balance Sheet as of December 31, 2009:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$57,077	9,514	143,693	—	210,284
Receivables, net	—	97,560	282,962	—	380,522
Due from affiliates	3	86,470	26,677	(104,214)	8,936
Inventories	—	158,054	206,041	(14,952)	349,143
Prepaid expenses	—	5,351	3,143	—	8,494
Income tax receivable	—	2,651	5,956	—	8,607
Deferred income taxes	—	1	7,818	2,625	10,444
Other current assets	—	4,704	552	—	5,256

Total current assets	57,080	364,305	676,842	(116,541)	981,686
Property and equipment, net	—	530,715	634,860	—	1,165,575
Other long-term assets	34,341	—	30,153	—	64,494
Deferred income taxes	—		41,540	—	41,540
Investments in nonconsolidated affiliates	—	—	586	—	586
Investment in affiliates	1,318,105	(244,329)	—	(1,073,776)	—
Intercompany borrowing	—	1,024,896	72,234	(1,097,130)	—
Intangible assets, net	—	97,587	541,816	—	639,403
Goodwill	—	—	413,548	—	413,548

Total assets	$1,409,526	1,773,174	2,411,579	(2,287,447)	3,306,832

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities:
Trade payables	$—	70,498	199,253	—	269,751
Accrued expenses and other liabilities	1,040	65,087	95,330	—	161,457
Accrued interest	15,342	244	282	—	15,868
Due to affiliates		21,944	85,049	(104,214)	2,779
Accrued income taxes	—	—	11,110	—	11,110
Deferred income taxes	—	—	34,522	—	34,522
Current installments of long-term debt	—	75,000	22,977	—	97,977

Total current liabilities	16,382	232,773	448,523	(104,214)	593,464
Long-term debt	1,818,051	25,000	1,112,429	—	2,955,480
Other liabilities	—	7,109	57,112	—	64,221
Pension liabilities	—	114,584	94,154	—	208,738
Intercompany Borrowings	148,092	72,234	876,804	(1,097,130)	—
Deferred income taxes	—	1	63,240	—	63,241

Total liabilities	1,982,525	451,701	2,652,262	(1,201,344)	3,885,144

Shareholder’s equity (deficit):
Additional paid-in capital	601,732	2,097,626	529,961	(2,627,587)	601,732
Accumulated deficit	(1,354,791)	(957,250)	(945,511)	1,893,802	(1,363,750)
Accumulated other comprehensive income	180,060	181,097	171,221	(352,318)	180,060

Total Momentive Performance Materials Inc. shareholder’s equity (deficit)	(572,999)	1,321,473	(244,329)	(1,086,103)	(581,958)
Noncontrolling interests	—	—	3,646	—	3,646

Total shareholder’s equity (deficit)	(572,999)	1,321,473	(240,683)	(1,086,103)	(578,312)

Total liabilities and shareholder’s equity (deficit)	$1,409,526	1,773,174	2,411,579	(2,287,447)	3,306,832

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended September 26, 2010 and September 27, 2009:

	Fiscal three-month period ended September 26, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	287,407	497,569	(122,750)	662,226
Costs and expenses:
Cost of sales, excluding depreciation	—	199,287	358,347	(125,272)	432,362
Selling, general and administrative expenses	28,852	53,748	10,782	—	93,382
Depreciation and amortization expenses	—	22,205	27,173	—	49,378
Research and development expenses	—	13,130	5,680	—	18,810

Operating income (loss)	(28,852)	(963)	95,587	2,522	68,294
Other income (expense):
Interest income	8	24,550	1,702	(25,988)	272
Interest expense	(50,810)	(1,607)	(33,968)	25,988	(60,397)
Other income (expense), net	106,629	84,649	463	(191,773)	(32)

Income (loss) before income taxes	26,975	106,629	63,784	(189,251)	8,137
Income taxes (benefit)	—	—	(21,633)	406	(21,227)

Net income (loss)	26,975	106,629	85,417	(189,657)	29,364
Net loss attibutable to noncontrolling interests	—	—	(272)	—	(272)

Net income (loss) attibutable to Momentive Performance Materials Inc.	$26,975	106,629	85,145	(189,657)	29,092

	Fiscal three-month period ended September 27, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	237,952	437,754	(107,285)	568,421
Costs and expenses:
Cost of sales, excluding depreciation	—	163,010	323,730	(104,864)	381,876
Selling, general and administrative expenses	18,159	34,865	28,252	—	81,276
Depreciation and amortization expenses	—	19,519	26,890	—	46,409
Research and development expenses	—	9,729	5,008	—	14,737

Operating income (loss)	(18,159)	10,829	53,874	(2,421)	44,123
Other income (expense):
Interest income	413	24,525	1,748	(25,986)	700
Interest expense	(55,202)	(3,532)	(34,302)	25,986	(67,050)
Other income (expense), net	49,886	18,140	344	(67,400)	970

Income (loss) before income taxes	(23,062)	49,962	21,664	(69,821)	(21,257)
Income taxes (benefit)	—	76	3,441	367	3,884

Net income (loss)	(23,062)	49,886	18,223	(70,188)	(25,141)
Net income attibutable to noncontrolling interests	—	—	(713)	—	(713)

Net income (loss) attibutable to Momentive Performance Materials Inc.	$(23,062)	49,886	17,510	(70,188)	(25,854)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Statements of Operations for the fiscal nine-month periods ended September 26, 2010 and September 27, 2009:

	Fiscal nine-month period ended September 26, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	827,053	1,462,158	(370,765)	1,918,446
Costs and expenses:
Cost of sales, excluding depreciation	—	547,370	1,036,091	(376,504)	1,206,957
Selling, general and administrative expenses	(25,856)	154,407	183,818	—	312,369
Depreciation and amortization	—	61,418	82,239	—	143,657
Research and development expenses	—	34,893	17,314	—	52,207

Operating income (loss)	25,856	28,965	142,696	5,739	203,256
Other income (expense):
Interest income	24	72,945	5,415	(77,153)	1,231
Interest expense	(154,595)	(5,152)	(101,777)	77,153	(184,371)
Other income (expense), net	147,490	51,636	479	(200,005)	(400)

Income (loss) before income taxes	18,775	148,394	46,813	(194,266)	19,716
Income taxes (benefit)	—	914	(6,470)	(138)	(5,694)

Net income (loss)	18,775	147,480	53,283	(194,128)	25,410
Net income attibutable to noncontrolling interests	—	—	(763)	—	(763)

Net income (loss) attibutable to Momentive Performance Materials Inc.	$18,775	147,480	52,520	(194,128)	24,647

	Fiscal nine-month period ended September 27, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	636,799	1,110,063	(270,374)	1,476,488
Cost and expenses:
Cost of sales	—	442,588	849,443	(264,018)	1,028,013
Selling, general and administrative expenses	20,376	109,479	145,233	—	275,088
Depreciation and amortization	—	64,211	78,424	—	142,635
Research and development expenses	—	29,762	15,999	—	45,761

Operating income (loss)	(20,376)	(9,241)	20,964	(6,356)	(15,009)
Other income (expense):
Interest income	413	73,048	5,775	(76,865)	2,371
Interest expense	(156,912)	(9,412)	(104,185)	76,865	(193,644)
Other income (expense), net	(14,717)	(68,252)	11,528	83,669	12,228
Gain on exchange of debt	178,732	—	—	—	178,732

Income (loss) before income taxes	(12,860)	(13,857)	(65,918)	77,313	(15,322)
Income taxes (benefit)		860	2,793	654	4,307

Net income (loss)	(12,860)	(14,717)	(68,711)	76,659	(19,629)
Net income attibutable to noncontrolling interests	—	—	(243)	—	(243)

Net income (loss) attibutable to Momentive Performance Materials Inc.	$(12,860)	(14,717)	(68,954)	76,659	(19,872)

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

Condensed Consolidated Statement of Cash Flows for the fiscal nine-month period ended September 26, 2010:

	Fiscal nine-month period ended September 26, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(62,822)	147,575	107,292	—	192,045

Cash flows from investing activities:
Capital expenditures	—	(30,296)	(23,321)	—	(53,617)
Purchase of intangible assets	—	(1,587)	(502)	—	(2,089)

Net cash used in investing activities	—	(31,883)	(23,823)	—	(55,706)

Cash flows from financing activities:
Dividends paid within MPM Inc., net	48,300	(23,541)	(24,759)	—	—
Net Change in Short Term Debt	—	—	6,667	—	6,667
Proceeds from long term debt	—	—	219	—	219
Payments of Long Term Debt	—	(100,000)	(10,643)	—	(110,643)
Net borrowings with affiliates	36,937	1,057	(37,994)	—	—

Net cash provided by (used in) financing activities	85,237	(122,484)	(66,510)	—	(103,757)

Increase (decrease) in cash and cash equivalents	22,415	(6,792)	16,959	—	32,582
Effect of exchange rate changes on cash	(26,052)	—	27,206	—	1,154
Cash and cash equivalents, beginning of period	57,077	9,514	143,693	—	210,284

Cash and cash equivalents, end of period	$53,440	2,722	187,858	—	244,020

Condensed Consolidated Statement of Cash Flows for the fiscal nine-month period ended September 27, 2009:

	Fiscal nine-month period ended September 27, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(120,186)	105,479	29,902	—	15,195

Cash flows from investing activities:
Capital expenditures	—	(17,616)	(15,883)	—	(33,499)
Purchases of intangible assets	—	(1,642)	(594)	—	(2,236)

Net cash used in investing activities	—	(19,258)	(16,477)	—	(35,735)

Cash flows from financing activities:
Capital contribution to affiliates	—	(4,925)	4,925	—	—
Dividends paid within Momentive Performance Materials Inc.	48,300	3,092	(51,392)	—	—
Debt issuance costs	(6,671)	—	—	—	(6,671)
Net change in short-term borrowings	—	—	(4,546)	—	(4,546)
Proceeds from long-term debt	—	100,000	4,690	—	104,690
Payments of long-term debt	—	—	(2,622)	—	(2,622)
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	251,678	(362,682)	111,004	—	—

Net cash provided by (used in) financing activities	293,307	(264,515)	57,159	—	85,951

(Decrease) increase in cash and cash equivalents	173,121	(178,294)	70,584	—	65,411
Effect of exchange rate changes on cash	21,231	—	(22,989)	—	(1,758)
Cash and cash equivalents, beginning of period	1,894	200,667	137,981	—	340,542

Cash and cash equivalents, end of period	$196,246	22,373	185,576	—	404,195

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

(13) Subsequent Events

On October 1, 2010, MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) (“MSC”), became subsidiaries of a new holding company, Momentive Performance Materials Holdings LLC (“Holdings LLC”) (the “MSC Transactions”). In connection with the closing of the MSC Transaction, the Company entered into a shared services agreement with MSC, pursuant to which, the Company provides to MSC, and MSC provides to the Company, certain services, including but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The shared services agreement will establish certain criteria upon which the costs of such services will be allocated between the Company and MSC. Allocation of service costs not demonstrably attributable to either the Company or MSC will initially be 51% to MSC and 49% to the Company. It is also anticipated that each of MSC and the Company will cooperate to achieve favorable pricing with respect to purchases of raw materials and logistics services.

On October 22, 2010, the Company launched cash tender offers with respect to any and all of its outstanding 9 3/4% Senior Notes due 2014 (aggregate principal amount outstanding $716.6 million), 9% Senior Notes due 2014 (aggregate principal amount outstanding €245.2 million) and 10 1/8% / 10 7/8% Senior Toggle Notes due 2014 (aggregate principal amount outstanding $214.2 million) (collectively, the Senior Notes). If such Senior Notes are accepted for purchase pursuant to the tender offers, the following consideration will be paid by the Company (1) $1,043.75 as the tender offer consideration and $10.00 as an early tender payment, if applicable, per $1,000 principal amount of the 9 3/4% Senior Notes tendered; (2), €1,040.00 as the tender offer consideration and €10.00 as an early tender payment, if applicable, per €1,000 principal amount of the 9% Senior Notes tendered; and (3) $1,046.25 as the tender offer consideration and $10.00 as an early tender payment, if applicable, per $1,000 principal amount of the 10 1/8% / 10 7/8% Senior Toggle Notes tendered. In addition, accrued interest up to, but not including, the applicable payment date of the Notes will be paid in cash on all validly tendered and accepted Senior Notes.

The Company expects to issue on November 5, 2010 approximately $845 million U.S. dollar equivalent principal amount of USD second-priority springing lien notes due 2021 (New USD Notes) and EUR second-priority springing lien notes due 2021 (New EUR Notes and, together with the New USD Notes, the New Notes) in a private offering (Bond Offering) that it announced on October 22, 2010. On October 27, 2010, the Company priced $635 million of 9% USD second-priority springing lien notes due 2021 at an issue price of 100%, plus accrued interest, if any, and €150 million of 9 1/2% EUR second-priority springing lien notes due 2021 at an issue price of 100%, plus accrued interest, if any. The New Notes will be guaranteed on a senior unsecured (or, following the occurrence of certain events, a second-priority secured) basis by the existing domestic subsidiaries of the Company that are guarantors under our senior secured credit facilities and each of the Company’s future domestic subsidiaries that guarantee any debt of the Company or of any New Note guarantor. The Company intends to use the net proceeds from the offering of New Notes, (i) to pay the consideration for the cash tender offer with respect to the Company’s outstanding 9 3/4% Senior Notes due 2014, 9% Senior Notes due 2014 and 10 1/8 / 10 7/8% Senior Toggle Notes due 2014, (ii) redeem any remaining Senior Notes, following the expiration of the cash tender offer, at the applicable redemption price plus accrued and unpaid interest and (iii) to pay certain related transaction costs and expenses.

In connection with the closing of the Bond Offering, investment funds affiliated with Apollo Global Management, LLC will enter into an agreement to exchange the entire amount of their current holdings of each series of the Senior Notes for the New USD Notes at an exchange ratio determined based on the consideration offered to holders in the Cash Tender Offers, and intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Cash Tender Offers

MOMENTIVE PERFORMANCE MATERIALS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollar amounts in thousands)

and used the proceeds thereof to invest in the New Notes (Apollo Exchange). The Company expects to issue approximately $523 million of New USD Notes to Apollo in the Apollo Exchange. Apollo owns approximately $234.3 million principal amount of the 9 3/4% Senior Notes due 2014, €88.2 million principal amount of the 9% Senior Notes due 2014 and $139.4 million principal amount of the 10 1/8% / 10 7/8% Senior Toggle Notes due 2014.

The Cash Tender Offers, Bond Offering and Apollo Exchange are subject to a number of closing conditions, and may not occur as described or at all.

In late October 2010, Momentive Performance USA Materials Inc. and Momentive Performance Materials GmbH (together, the Borrower), subsidiaries of the Company, obtained $166.5 million of commitments from certain existing revolving facility lenders (the “existing lender commitment parties”) and certain other financial institutions (the “new lender commitment parties”) to provide a new and/or extended revolving facility under the Borrower’s senior secured credit facilities. The commitments for the new revolving facility are subject to customary conditions and will take effect on the following date (the “commitment effective date”), as applicable: (1) in the case of a new lender commitment party, at the Borrower’s option, on or no more than five business days prior to December 3, 2012 (the “existing revolver maturity date”) or (2) in the case of an existing lender commitment party, the earlier of (A) the existing revolver maturity date or (B) in the event the Borrower obtains an amendment to its senior secured credit facility that extends the revolver maturity date, the date on which such amendment becomes effective. The commitments for the new revolving facility will mature on December 3, 2014 (the “extended revolver maturity date”). In the event more than $500 million in term loans mature prior to 91 days after the extended revolver maturity date, the revolver loans outstanding under the new revolving facility must be repaid in full at least 91 days prior to such maturity date of such term loans and revolver loans may not be drawn thereunder until such term loans are repaid and/or their maturity date extended to a date not earlier than 91 days after the extended revolver maturity date. The new revolving facility, which cannot be drawn until the commitment effective date, will bear interest at a rate of LIBOR plus 4.75%.

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

Forward-Looking and Cautionary Statements

Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar words or expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations in operating our business contained in the documents governing our indebtedness, including the restrictive covenants therein; weak or deteriorating global economic conditions; difficulties with the integration process or realization of benefits in connection with transactions with our affiliate, Momentive Specialty Chemicals Inc., including the shared services agreement; our inability to achieve expected cost savings; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in this Quarterly Report on Form 10-Q. For a more detailed discussion of these and other risk factors, see our Annual Report on Form 10-K for the year ended December 31, 2009, our other filings made with the Securities and Exchange Commission in 2010 and Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Recent Transactions

New Parent Company and Shared Services Agreement with Momentive Specialty Chemicals, Inc.

On October 1, 2010, Momentive Performance Materials Holdings Inc., our parent company, and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) (“MSC”), became subsidiaries of a new holding company, Momentive Performance Materials Holdings LLC (“Holdings LLC”) (the “MSC Transaction”).

In connection with the closing of the MSC Transaction, we entered into a shared services agreement with MSC, pursuant to which, we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services are allocated between MSC and us. We expect that the MSC Transaction, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings.

Revolver Extension Commitment

In late October 2010, our subsidiaries, Momentive Performance USA Materials Inc. and Momentive Performance Materials GmbH (together, the “Revolver Subsidiaries”), obtained $166.5 million of commitments from certain existing revolving facility lenders and certain other financial institutions to provide a new and/or extended revolving facility under the Revolver Subsidiaries’ senior secured credit facilities. The commitments for the new revolving facility are subject to customary conditions and will take effect on the following date (the “commitment effective date”), as applicable: (1) in the case of a new lender commitment party, at the Revolver Subsidiaries’ option, on or no more than five business days prior to December 3, 2012 (the “existing revolver maturity date”) or (2) in the case of an existing lender commitment party, the earlier of (A) the existing revolver maturity date or (B) in the event the Revolver Subsidiaries’ obtain an amendment to its senior secured credit facility that extends the revolver maturity date, the date on which such amendment becomes effective. The commitments for the new revolving facility will mature on December 3, 2014 (the “extended revolver maturity date”). In the event more than $500 million of our term loans mature prior to 91 days after the extended revolver maturity date, the revolver loans outstanding under the new revolving facility must be repaid in full at least 91 days prior to such maturity date of such term loans and the revolver loans may not be drawn thereunder until such term loans are repaid and/or their maturity date extended to a date not earlier than 91 days after the extended revolver maturity date. The new revolving facility, which cannot be drawn until the commitment effective date, will bear interest at a rate of LIBOR plus 4.75%. The Revolver Subsidiaries’ intend to seek additional commitments from existing lenders and other financial institutions in order to obtain commitments to extend the full $300 million under the existing revolving credit facility. There can be no assurance that we will be able to obtain such commitments on terms that are acceptable or at all. The terms and conditions of our existing revolving credit facility remain in full force and effect and have not been altered by these new commitments.

Proposed Refinancing

On October 22, 2010, we launched cash tender offers (the “Cash Tender Offers”) with respect to any and all of our 9 3/4% Senior Notes due 2014 (aggregate principal amount outstanding $716.6 million), our 9% Senior Notes due 2014 (aggregate principal amount outstanding €245.2 million) and our 10 1/8% / 10 7/8% Senior Toggle Notes due 2014 (aggregate principal amount outstanding $214.2 million) (collectively, the “Senior Notes”). The consummation of the Cash Tender Offers is conditioned upon, among other things, our issuance of new senior debt described below.

We are expecting to issue on November 5, 2010 approximately $845 million U.S. dollar equivalent principal amount of USD second-priority springing lien notes due 2021 (the “New USD Notes”) and EUR second-priority springing lien notes due 2021 (the “New EUR Notes” and, together with the New USD Notes, the “New Notes”) in a private offering (the “Bond Offering”) that is exempt from the registration requirements of the Securities Act of 1933, as amended. On October 27, 2010, we priced $635 million of 9% USD second-priority springing lien notes due 2021 at an issue price of 100%, plus accrued interest, if any, and €150 million of 9 1/2% EUR second-priority springing lien notes due 2021 at an issue price of 100%, plus accrued interest, if any. The New Notes will be guaranteed on a senior unsecured (or, following the occurrence of certain events, a second-priority secured) basis by our existing domestic subsidiaries that are guarantors under our senior secured credit facilities and each of our future domestic subsidiaries that guarantee any debt of the Company or of any New Note guarantor.

We intend to use the net proceeds from the offering of New Notes to pay the consideration for the Cash Tender Offers, redeem any remaining Senior Notes following the expiration of the Cash Tender Offers at the applicable redemption price plus accrued and unpaid interest and pay certain related transaction costs and expenses.

In connection with the closing of the Bond Offering, investment funds affiliated with Apollo Global Management, LLC (“Apollo”) will enter into an agreement to exchange the entire amount of its current holdings of each series of the Senior Notes for the New USD Notes at an exchange ratio determined based on the consideration offered to holders in the Cash Tender Offers, and intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Cash Tender Offers and used the proceeds thereof to invest in the New Notes (the “Apollo Exchange”). We expect to issue approximately $523 million of New USD Notes to Apollo in the Apollo Exchange. Apollo currently owns approximately $234.3 million principal amount of the 9 3/4% Senior Notes due 2014, €88.2 million principal amount of the 9% Senior Notes due 2014 and $139.4 million principal amount of the 10 1/8% / 10 7/8% Senior Toggle Notes due 2014.

The Cash Tender Offers, Bond Offering and Apollo Exchange are subject to a number of closing conditions, and may not occur as described or at all.

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

Business Outlook

In the third quarter of 2010, we achieved significant year-over-year increases in sales and Adjusted EBITDA of approximately 17% and 27%, respectively. Sales in the third quarter benefited from strong growth across our Silicones segment and robust demand in our Quartz business compared to the same period last year. Demand in BRIC countries (Brazil, Russia, India and China) continued to outpace economic growth in the developed regions. Third quarter sales were also higher on a sequential basis, overcoming normal seasonality in our business primarily due to the economic recovery and inventory restocking. Third quarter orders in our Silicones business, however, were similar to our second quarter figures across all regions and down from the first quarter of this year as the pace of general economic recovery and inventory restocking has appeared to ease. Operating leverage, compared to last year, was significantly improved, primarily due to increased volumes and the restructuring and cost cutting actions we implemented during the recession. Adjusted EBITDA on a sequential basis, however, was down primarily as a result of raw material inflation, which exceeded our pricing actions in the quarter, and the impact of planned inventory reductions on cost leverage. We expect pressure from raw materials prices throughout the rest of the year. As we look to the fourth quarter and early 2011, we will continue to focus on growth in our specialties business, improving our productivity and controlling costs. At this time, we also expect to achieve approximately $50 million in cost savings and synergies over the next eighteen to twenty-four months in connection with the shared services agreement with Momentive Specialty Chemicals Inc.

Results of Operations

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended September 26, 2010 and September 27, 2009:

Fiscal three-month period ended September 26, 2010 compared to fiscal three-month period ended September 27, 2009 (Unaudited)

	For fiscal three-month period ended
	September 26, 2010		September 27, 2009
Net sales	$662.2	100.0%	$568.4	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	432.3	65.3%	381.9	67.2%
Selling, general and administrative expenses	141.0	21.3%	124.3	21.9%
Research and development expenses	18.8	2.8%	14.7	2.6%
Restructuring and other costs	1.8	0.3%	3.4	0.6%

Operating income	68.3	10.3%	44.1	7.8%
Other income (expense)
Interest expense, net	(60.2)	(9.1)%	(66.4)	(11.7)%
Other income (expense), net	—	—	1.0	0.2%

Income (Loss) before income taxes	8.1	1.2%	(21.3)	(3.7)%
Income taxes	(21.2)	(3.2)%	3.9	0.7%

Net income (loss)	$29.3	4.4%	$(25.2)	(4.4)%
Net (income) loss attributable to the noncontrolling interest	(0.2)	—	(0.7)	(0.1)%

Net income (loss) attributable to Momentive Performance Materials Inc.	29.1	4.4%	(25.9)	(4.6)%

Net Sales by Segment
Silicones	$585.4	88.4%	$523.4	92.1%
Quartz	76.8	11.6%	45.0	7.9%

Total	$662.2	100.0%	$568.4	100.0%

Net Sales. Net sales in the fiscal three-month period ended September 26, 2010 were $662.2 million, compared to $568.4 million for the same period in 2009, an increase of 16.5%. The increase was primarily due to an increase in sales volume of 16.0% and an increase in selling prices of 2.2%, partially offset by unfavorable exchange rate fluctuations of 1.7%. Foreign exchange impacts were primarily related to the strengthening of the U.S. dollar against the Euro.

Net sales for our Silicones segment in the fiscal three-month period ended September 26, 2010 were $585.4 million, compared to $523.4 million for the same period in 2009, an increase of 11.8%. The increase was primarily due to an increase in sales volume of 11.8%. Sales volume for our Silicones segment was positively impacted on a year-over-year basis by stronger demand in the electronics, automotive and agriculture sectors. Compared to the second quarter of 2010, net sales for our Silicones segment increased by 1.6% primarily due to increases in selling price and volume partially offset by fluctuations in foreign exchange rates. Most product groups and the Pacific region saw improvements in volume versus the second quarter of 2010. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.

Net sales for our Quartz segment in the fiscal three-month period ended September 26, 2010 were $76.8 million, compared to $45.0 million for the same period in 2009, an increase of 70.7%. The increase was primarily a result of strong overall demand on a year-over-year basis for semiconductor related products. Compared to the second quarter of 2010, net sales for our Quartz segment grew 1.9% primarily due to improved semiconductor demand on a sequential basis as production levels continued to recover at chipmakers. We expect semiconductor related product sales to remain strong through the first half of 2011.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended September 26, 2010 was $432.3 million, compared to $381.9 million for the same period in 2009, an increase of 13.2%. The increase was primarily due to higher sales volume of 16.0% and inflation in raw material costs of 4.5%, partially offset by higher cost leverage, fluctuations in exchange rates, and deflation in energy related costs.

Cost of sales, excluding depreciation, for our Silicones segment was $390.9, compared to $352.7 million for the same period in 2009, an increase of 10.8%. The increase was primarily due to higher sales volume of 11.8% and inflation in raw material costs of 4.9%, partially offset by favorable cost leverage and fluctuations in exchange rates.

Cost of sales, excluding depreciation, for our Quartz segment was $41.4 million, compared to $29.2 million for the same period in 2009, an increase of 41.8%. The increase was primarily due to higher sales volume of 64.6%, partially offset by favorable cost leverage and lower energy related costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended September 26, 2010 were $141.0 million, compared to $124.3 million for the same period in 2009, an increase of 13.4%. The increase was primarily due to the impact of temporary pay cuts for certain employees instituted in the second quarter of 2009, which were restored effective as of the first pay period in January 2010, an increase in depreciation and unfavorable fluctuations in foreign currency exchange rates.

Research and Development Expenses. Research and development expenses in the fiscal three-month period ended September 26, 2010 were $18.8 million, compared to $14.7 million for the same period in 2009, an increase of 27.9%. The increase was primarily related to new projects and the impact of temporary pay cuts for certain employees instituted in the second quarter of 2009, which were restored effective as of the first pay period in January 2010.

Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended September 26, 2010 were $1.8 million, compared to $3.4 million for the same period in 2009. For the fiscal three-month period ended September 26, 2010, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $0.3 million and other costs of $1.5 million. For the fiscal three-month period ended September 27, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $1.8 million and other costs of $1.6 million. See Note 2(c) to the condensed consolidated financial statements for additional disclosure.

Interest Expense, net. Interest expense, net in the fiscal three-month period ended September 26, 2010 was $60.2 million, compared to $66.4 million for the same period in 2009, a decrease of 9.3%. The decrease was primarily due lower average borrowings under our revolving credit facility.

Other Income (Expense), net. Other expense, net in the fiscal three-month period ended September 26, 2010 was $32 thousand, compared to income of $1.0 million for the same period in 2009. Other income, net for the fiscal three month period ended September 30, 2009 included a gain on natural gas hedging of $0.7 million.

Income taxes. The effective tax rate was -260.87% and –18.27 % for the fiscal three-month periods ended September 26, 2010 and September 27, 2009, respectively. As of September 26, 2010, the Company recorded a valuation allowance release in certain non-U.S. jurisdictions based on the Company’s assessment that the net deferred tax assets will more likely than not be realized. The change in the effective tax rate wax primarily due to the valuation allowance release in addition to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains (losses) and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net income (loss) attributable to Momentive Performance Materials Inc. Net income in the fiscal three-month period ended September 26, 2010 was $29.1 million, compared to a net loss of $25.9 million for the same period in 2009. The change was a result of the effects described above.

Fiscal nine-month period ended September 26, 2010 compared to fiscal nine-month period ended September 27, 2009 (Unaudited)

	For fiscal nine-month period ended
	September 26, 2010		September 27, 2009
Net sales	$1,918.4	100.0%	$1,476.4	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	1,206.9	62.9%	1,028.0	69.6%
Selling, general and administrative expenses	441.3	23.0%	392.8	26.6%
Research and development expenses	52.2	2.7%	45.7	3.1%
Restructuring and other costs	14.8	0.8%	24.9	1.7%

Operating income (loss)	203.3	10.6%	(15.0)	(1.0)%
Other income (expense)
Interest expense, net	(183.1)	(9.5)%	(191.3)	(13.0)%
Other income (expense), net	(0.4)	(0.0)%	190.9	12.9%

Income (Loss) before income taxes	19.7	1.0%	(15.4)	(1.0)%
Income taxes	(5.6)	(0.3)%	4.3	0.3%

Net income (loss)	$25.4	1.3%	$(19.7)	(1.3)%
Net (income) loss attributable to the noncontrolling interest	(0.7)	(0.0)%	(0.2)	(0.0)%

Net income (loss) attributable to Momentive Performance Materials Inc.	24.6	1.3%	(19.9)	(1.3)%

Net Sales by Segment
Silicones	$1,700.2	88.6%	$1,362.2	92.3%
Quartz	218.2	11.4%	114.2	7.7%

Total	$1,918.4	100.0%	$1,476.4	100.0%

Net Sales. Net sales in the fiscal nine-month period ended September 26, 2010 were $1,918.4 million, compared to $1,476.4 million for the same period in 2009, an increase of 29.9%. The increase was primarily due to an increase in sales volume of 29.4%, an increase in selling prices of 0.2%, and favorable exchange rate fluctuations of 0.2%. Foreign exchange impacts were primarily related to the weakening of the U.S. dollar against the Euro and Yen.

Net sales for our Silicones segment in the fiscal nine-month period ended September 26, 2010 were $1,700.2 million, compared to $1,362.2 million for the same period in 2009, an increase of 24.8%. The increase was primarily due to an increase in sales volume of 24.6%, and favorable exchange rate fluctuations of 0.2%, partially offset by a decrease in selling prices.

Net sales for our Quartz segment in the fiscal nine-month period ended September 26, 2010 were $218.2 million, compared to $114.2 million for the same period in 2009, an increase of 91.1%. The increase was primarily a result of strong overall demand on a year-over-year basis for semiconductor related products.

Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal nine-month period ended September 26, 2010 was $1,206.9 million, compared to $1,028.0 million for the same period in 2009, an increase of 17.4%. The increase was primarily due to higher sales volume of 29.4%, inflation in raw material costs of 2.2% and fluctuations in exchange rates, partially offset by significantly higher cost leverage and savings from restructuring and cost actions.

Cost of sales, excluding depreciation, for our Silicones segment in the fiscal nine-month period ended September 26, 2010 was $1,088.3 million, compared to $952.4 million for the same period in 2009, an increase of 14.3%. The increase was primarily due to higher sales volume of 24.6%, partially offset by favorable cost leverage.

Cost of sales, excluding depreciation, for our Quartz segment in the fiscal nine-month period ended September 26, 2010 was $118.6 million, compared to $75.6 million for the same period in 2009, an increase of 57.0%. The increase was primarily due to higher sales volume of 87.4%, partially offset by favorable cost leverage and savings from restructuring and cost actions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal nine-month period ended September 26, 2010 were $441.3 million, compared to $392.8 million for the same period in 2009, an increase of 12.3%. The increase was primarily due to unfavorable fluctuations in foreign currency exchange rates and the impact of temporary pay cuts for certain employees instituted in the second quarter of 2009, which were restored effective as of the first pay period in January 2010, as well as higher sales commissions and incentives.

Research and Development Expenses. Research and development expenses in the fiscal nine-month period ended September 26, 2010 were $52.2 million, compared to $45.7 million for the same period in 2009, an increase of 14.2%. The increase was primarily related to new projects and the impact of temporary pay cuts for certain employees instituted in the second quarter of 2009, which were restored effective as of the first pay period in January 2010.

Restructuring and Other Costs. Restructuring and other costs in the fiscal nine-month period ended September 26, 2010 were $14.8 million, compared to $24.9 million for the same period in 2009. For the fiscal nine-month period ended September 26, 2010, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $0.5 million and other costs of $14.3 million primarily for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at our Waterford, NY facility in January 2009. For the fiscal nine-month period ended September 27, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $24.6 million and other costs of $0.3 million. Other costs of $0.3 million for the fiscal nine-month period ended September 27, 2009 included a one-time benefit reduction and wage tax credits of $5.4 million. See Note 2(c) to the condensed consolidated financial statements for additional disclosure.

Interest Expense, net. Interest expense, net in the fiscal nine-month period ended September 26, 2010 was $183.1 million, compared to $191.3 million for the same period in 2009, a decrease of 4.3%. The decrease was primarily due to lower average borrowings under our revolving credit facility.

Other Income (Expense), net. Other expense, net in the fiscal nine-month period ended September 26, 2010 was an expense of $0.4 million, compared to other income, net of $190.9 million for the same period in 2009. For the fiscal nine-month period ended September 26, 2010, other expense, net included an unrealized loss on natural gas hedging of $0.7 million. For the fiscal nine-month period ended September 27, 2009, other income, net included a gain on exchange of debt of $178.7 million.

Income taxes. The effective tax rate was –28.88% and –28.11% for the fiscal nine-month periods ended September 26, 2010 and September 27, 2009, respectively. As of September 26, 2010, the Company recorded a valuation allowance release in certain non-U.S. jurisdictions based on the Company’s assessment that the net deferred tax assets will more likely than not be realized. The change in the effective tax rate wax primarily due to the valuation allowance release in addition to a change in the amount of income (loss) before income taxes, changes in the tax rates applied in the various jurisdictions in which we operate, current period foreign exchange gains (losses) and the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.

Net income (loss) attributable to Momentive Performance Materials Inc. Net income in the fiscal nine-month period ended September 26, 2010 was $24.6 million, compared to a net loss of $19.9 million for the same period in 2009. The change was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal nine-month period ended
	September 26, 2010	September 27, 2009
	(dollars in millions)
Cash provided by operating activities	$192.1	15.2
Cash used in investing activities	(55.7)	(35.7)
Cash (used in) provided by financing activities	(103.8)	85.9

Increase in cash and cash equivalents, before effect of exchange rate changes on cash	$32.6	65.4

Operating activities. Cash provided by operating activities was $192.1 million in the fiscal nine-month period ended September 26, 2010, compared to $15.2 million in the fiscal nine-month period ended September 27, 2009. Cash provided by operating activities in the fiscal nine-month period ended September 26, 2010 was primarily due to increases in operating income, accounts payable and accrued expenses (primarily due to higher material purchases related to increase in demand from the global economic recovery), partially offset by increases in accounts receivables (due to higher sales volume and the timing of these sales) and higher inventory levels to support continued economic growth and to mitigate the impact of a possible work stoppage at our primary U.S. manufacturing facilities related to then-pending labor union negotiations, which have since been completed. Cash provided in operating activities in the fiscal nine-month period ended September 27, 2009 was primarily due to a decrease in inventory as a result of management efforts to reduce working capital requirements and an increase in accrued expenses, partially offset by a decline in operating income and decreases in accounts payable (primarily due to lower material purchases and capital projects during the first half of 2009).

Investing activities. Cash used in investing activities was $55.7 million in the fiscal nine-month period ended September 26, 2010, compared to $35.7 million in the fiscal nine-month period ended September 27, 2009. Cash used in investing activities in the fiscal nine-month period ended September 26, 2010 primarily consisted of ongoing expenditures for environmental, health and safety compliance and maintenance projects. During the fiscal nine-month period ended September 27, 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and consequently reduced capital spending to maintain minimum maintenance levels.

Financing activities. Cash used in financing activities was $103.8 million in the fiscal nine-month period ended September 26, 2010, compared to cash provided by financing activities of $85.9 million in the fiscal nine-month period ended September 27, 2009. Cash used in financing activities in the fiscal nine-month period ended September 26, 2010 consisted of principal payments of $100.0 million and $5.2 million under our revolving credit facility and term loans and $5.0 million of principal payments required under our Nantong construction loan, respectively, partially offset by $6.7 million of new short-term borrowings. Cash provided by financing activities in the fiscal nine-month period ended September 27, 2009 was primarily due to an additional $100.0 million draw down under our revolving credit facility and $4.7 million in borrowings by our subsidiary in India, partially offset by $6.7 million of debt issuance costs associated with the exchange of our debt, principal payments of $7.1 million and a $4.9 million capital contribution to our Xinan joint venture in Jiande, China.

For the year ending December 31, 2010, we expect the following significant cash outflows: net principal payments of $100 million under our revolving credit facility, cash interest payments on our Second Lien Notes, Dollar Fixed-Rate Senior Notes, Euro Fixed-Rate Senior Notes, Senior Toggle Notes and Senior Subordinated Notes due in the second quarter ($85 million) and fourth quarter ($96 million based on our election to pay cash interest on our Senior Toggle Notes and excluding the effects of our pending refinancing) of approximately $181 million in total, annual cash principal (due quarterly) and interest payments (due monthly) related to our variable rate term loans of approximately $11 million and $32 million, respectively, annual cash principal (due semi-annually) and interest payments (due quarterly) related to our China Construction Bank construction loan of approximately $11 million and $3 million, respectively, annual global pension fund contributions of approximately $15 million, payments on our restructuring reserves of approximately $11 million, annual cash income tax payments estimated at $12 million and a one-time lump-sum payment of approximately $11 million in connection with the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications, which was made in the third quarter. Capital spending in 2010 is expected to be between $90 million and $110 million, excluding restructuring activities. We expect to fund these significant outflows with cash on-hand and cash generated from operations.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our senior secured credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service obligations.

We had $2,900.7 million of indebtedness at September 26, 2010. Accordingly, we have significant debt service obligations.

Our senior secured credit facilities at September 26, 2010 consist of two variable-rate term loans in an aggregate principal amount of approximately $1,022.8 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $34.0 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH. The term loans, one of which is denominated in Euros, and our synthetic letter of credit facility are extended to Momentive Performance Materials GmbH.

There were no borrowings outstanding under the revolving credit facility as of September 26, 2010. The outstanding letters of credit under the revolving credit facility at September 26, 2010 were $39.0 million, leaving unused borrowing capacity of $261.0 million. Outstanding letters of credit issued under the synthetic letter of credit facility at September 26, 2010 were $29.2 million, leaving unused capacity of $4.8 million.

Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.7 million (depending on exchange rates), representing 0.25% of the original principal amounts, on the last day of each calendar quarter. The remaining balance of the term loans will be due and payable in full on December 4, 2013. The revolving credit facility is available until December 3, 2012. In late October 2010, however, our Revolver Subsidiaries obtained $166.5 million of commitments from certain existing revolving facility lenders and certain other financial institutions to provide a new and/or extended revolving facility under our senior secured credit facilities. For a description of the commitments, see “Revolver Extension Commitment” above. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement (beginning with the second half of the fiscal year ending December 31, 2007); (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). We did not have excess cash flow under the terms of our credit agreement in calendar year 2008 and 2009. On March 31, 2010, the interest rate swap that we entered into during 2008 matured. Under this interest rate swap, we received one-month LIBOR and paid a fixed rate of 2.48% on a notional value of $185.0 million. We designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185.0 million of our U.S. dollar denominated term loan (tranche B-1).

As of September 26, 2010, we had outstanding $200.0 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), $716.6 million in aggregate principal amount of 9 3/4% Senior Notes due 2014 (the “Dollar Fixed-Rate Notes”), €245.2 million in aggregate principal amount of 9% Senior Notes due 2014 (the “Euro Fixed-Rate Notes”), $214.1 million in aggregate principal amount of 10 1/8% / 10 7/8% Senior Toggle Notes due 2014 (the “Senior Toggle Notes”), and $381.9 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second Lien Notes, Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, the Senior Toggle Notes and the Senior Subordinated Notes are five separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.

On October 22, 2010, we launched Cash Tender Offers with respect to any and all of our 9 3/4% Senior Notes due 2014, our 9% Senior Notes due 2014 and our 10 1/8% / 10 7/8% Senior Toggle Notes due 2014. The consummation of the Cash Tender Offers is conditioned upon, among other things, our pending issuance of approximately $845 million U.S. dollar equivalent principal amount of USD second-priority springing lien notes due 2021 and EUR second-priority springing lien notes due 2021 in a private offering. In connection with the closing of the Bond Offering, investment funds affiliated with Apollo Global Management, LLC will enter into an agreement to exchange the entire amount of its current holdings of each series of the Senior Notes for the New USD Notes at an exchange ratio determined based on the consideration offered to holders in the Cash Tender Offers, and intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Cash Tender Offers and used the proceeds thereof to invest in the New Notes. We expect to issue approximately $523 million of New USD Notes to Apollo in the Apollo Exchange. For additional details regarding the Cash Tender Offers, the Bond Offering and the Apollo Exchange, see “Proposed Refinancing” above.

The Second Lien Notes are guaranteed on a senior secured basis by each of our U.S. subsidiaries that is a borrower or guarantor under our existing senior secured credit facilities described above. The Second Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facilities. The Second Lien Notes mature on June 15, 2014 and bear interest at a rate per annum of 12.5%, payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009.

The Dollar Fixed-Rate Senior Notes and the Euro Fixed-Rate Senior Notes are unsecured senior obligations of the Company, which mature on December 1, 2014 and are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that are a borrower or guarantor under our senior secured credit facilities. The Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9 3/4% and 9%, respectively, payable semiannually on June 1 and December 1 of each year.

The Senior Toggle Notes are unsecured senior obligations of the Company, which mature on December 1, 2014. The Senior Toggle Notes are guaranteed on an unsecured senior basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facilities. Interest on the Senior Toggle Notes is payable semiannually on June 1 and December 1 of each year. For any interest payment period after the initial interest payment period and through December 1, 2010, we may, at our option, elect to pay interest on the Senior Toggle Notes (1) entirely in cash (“Cash Interest”) or (2) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing additional Senior Toggle Notes (“PIK Interest”). We must elect the form of interest payment with respect to each interest period by delivering a notice to the trustee prior to the beginning of each interest period. After December 1, 2010, we are required to make all interest payments on the Senior Toggle Notes entirely in cash. Cash interest on the Senior Toggle Notes accrues at a rate of 10 1/8% per annum. PIK Interest on the Senior Toggle Notes accrues at a rate of 10 7/8% per annum. Prior to December 1, 2009, we made the permitted election under the indenture governing the Senior Toggle Notes to pay interest that was due on June 1, 2010 as PIK Interest, thereby increasing the outstanding balance of the Senior Toggle Notes by approximately $11.0 million. Previously, we also made this pay-in-kind election for the interest payments due on December 1, 2009, June 1, 2009 and December 1, 2008, increasing the outstanding balance of the Senior Toggle Notes by approximately $10.5 million, $17.2 million and $16.3 million on such dates, respectively. Prior to June 1, 2010, we made the permitted election under the indenture governing the Senior Toggle Notes to pay interest that is due on December 1, 2010 as cash interest. Under the indenture for the Senior Toggle Notes, we are required to redeem for cash a portion of the Senior Toggle Notes equal to the “Mandatory Principal Redemption Amount” (as defined below) on June 1, 2012, if the Senior Toggle Notes are not redeemed prior to that date. The redemption price for the portion of the Senior Toggle Notes required to be redeemed will be 100% of the principal amount of the Senior Toggle Notes plus any accrued interest thereon on the date of redemption. The “Mandatory Principal Redemption Amount” means the portion of the Senior Toggle Notes required to be redeemed to prevent such notes from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(l) of the Internal Revenue Code.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company, which mature on December 1, 2016. The Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis by each of our U.S. subsidiaries that is a borrower or guarantor under our senior secured credit facilities. Each Senior Subordinated Note bears interest at 11 1/2% per annum, payable semiannually on June 1 and December 1 of each year.

Our senior secured credit facilities contain various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Second Lien Notes, Dollar Fixed-Rate Senior Notes, the Euro Fixed-Rate Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit agreement (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. See “Covenants under our Senior Secured Credit Facilities and the Notes” below. In addition, our senior secured credit facilities and notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to significant exceptions.

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

Based on our current assessment of our operating plan and the general economic outlook, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs for the next twelve months.

We cannot assure investors, however, that our business will generate sufficient cash flow from operations or that borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, including the notes issued, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure investors that we will be able to refinance any of our indebtedness, including our senior secured credit facilities and the notes issued, on commercially reasonable terms or at all.

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

Effect of Inflation

Inflation in certain commodities such as silicon metal, methanol and platinum have negatively impacted our operating results during the fiscal three-month period ended September 26, 2010 compared to the same period in 2009 but the overall effect on our operating results has been offset by increased sales volumes, favorable mix and cost reduction activities. We cannot assure investors that we will not continue to be affected by inflation in the future. While we have been able to partially or completely offset inflation by increasing selling prices and implementing cost reduction actions in the past, we cannot assure investors that we will be able to do so in the future.

Covenants under our Senior Secured Credit Facilities and the Notes

The credit agreement governing our senior secured credit facilities and the indentures governing the notes contain various covenants that limit our ability to, among other things:

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

In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. In addition, our ability to incur indebtedness or make investments is restricted under the indentures governing our notes unless we have an Adjusted EBITDA to fixed charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.00 to 1.00. “Fixed charges” are defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of September 26, 2010, we were able to satisfy this test and incur additional indebtedness under the indentures. The restrictions on our ability to incur indebtedness or make investments under the indentures are also subject to other significant exceptions. On September 26, 2010, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facilities and the covenants under the indentures governing the notes.

Financial Measures that Supplement GAAP

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for unusual items and other pro forma adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facility may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, as included in the calculation of Adjusted EBITDA below, the measure allows us to add estimated cost savings and operating synergies related to operational changes ranging from restructuring to acquisitions to dispositions as if such event occurred on the first day of the four consecutive fiscal quarter period ended on or before the occurrence of such event and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred. Adjusted EBITDA and Pro Forma Adjusted EBITDA exclude the

EBITDA of one of our subsidiaries that is designated as an Unrestricted Subsidiary under our debt documents of $6.1 million and $14.5 million for the quarter and twelve-month periods ended September 26, 2010, respectively, and of $1.1 million and $1.3 million for the quarter and twelve-month periods ended September 27, 2009, respectively. Pro Forma Adjusted EBITDA includes cost savings expected to be achieved under the shared services agreement that we entered into with Momentive Specialty Chemicals Inc. on October 1, 2010 only for the quarter and twelve-month periods ended September 26, 2010, respectively.

EBITDA, Adjusted EBITDA and Pro Forma Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA, Adjusted EBITDA and Pro Forma Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA, Adjusted EBITDA or Pro Forma Adjusted EBITDA, which are non-GAAP financial measures, as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles net income (loss) attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA and Pro Forma Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the periods presented:

		Fiscal three-month period ended		Last twelve months ended
		September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
		(dollars in millions)		(dollars in millions)
Net income (loss) attributable to Momentive Performance Materials Inc.		$29.1	(25.9)	2.7	(887.1)
Gain on exchange of debt		—	—	—	(178.7)
Interest expense, net		60.1	66.4	249.2	262.0
Income taxes		(21.2)	3.9	5.5	(125.1)
Depreciation and amortization		49.4	46.4	192.6	201.7

EBITDA		117.4	90.8	450.0	(727.2)

Noncontrolling interest	(a)	0.2	0.7	0.6	0.1
Restructuring and non-recurring	(b)	1.8	3.4	12.8	47.9
Cost Savings and Inventory Optimization	(c)	—	4.9	0.4	53.5
Non cash and purchase accounting effects	(d)	4.6	(5.2)	24.5	856.7
Exclusion of Unrestricted Subsidiary Results	(e)	(6.1)	(1.1)	(14.5)	(1.3)
Management fee and other	(f)	1.0	—	3.0	0.8

Adjusted EBITDA		$118.9	93.5	476.8	230.5
Savings from shared services agreement		12.5	—	50.0	—

Pro Forma Adjusted EBITDA		$131.4	93.5	526.8	230.5

Total Senior Secured Net Debt		$789.4
Adjusted EBITDA for the twelve-month period ended September 26, 2010		$476.8
Senior Secured Leverage Ratio for the twelve-month period ended September 26, 2010		1.66

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.
(b)	Relates primarily to restructuring and non-recurring costs.
(c)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management. For the fiscal three and twelve-month periods ended September 27, 2009, estimated cost savings includes facility rationalizations and headcount reductions.
(d)	Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses, and (iv) reserve changes and impairment charges. For the fiscal three-month period ended September 26, 2010, non-cash items include: (i) stock-based compensation expense of $0.2 million, (ii) unrealized foreign currency exchange loss of $3.9 million, and (iii) unrealized loss on natural gas hedges of $0.4 million. For the fiscal three-month period ended September 27, 2009, non-cash items include: (i) stock-based compensation expense of $0.2 million, (ii) unrealized foreign currency exchange gain of $4.7 million, and (iii) unrealized gain on natural gas hedges of $0.7 million.

(e)	Reflects the exclusion of the EBITDA of one of our subsidiaries that is designated as an Unrestricted Subsidiary under our debt documents.
(f)	Management Fees and Other include management and other fees to Apollo and affiliates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material changes to our previous disclosures on this matter.

Item 1A.	Risk Factors.

Other than the risk factors below, which have been restated or added, there have been no material changes to our previous disclosures on this matter in our Annual Report on Form 10-K for the year ended December 31, 2009.

Apollo controls us and our sister company, MSC, through their control of our ultimate parent company, and may have conflicts of interest with our investors or us in the future.

Apollo controls our ultimate parent company, Momentive Performance Materials Holdings LLC (“Holdings LLC”), which indirectly owns 100% of our common equity. As a result, Apollo controls our ability to enter into any corporate transaction and can prevent any transaction that requires the approval of equity holders, regardless of whether the holders of our debt believe that any such transactions are beneficial to their interests. For example, Apollo could cause us to make acquisitions that increase the amount of indebtedness or to sell revenue-generating assets, impairing our ability to make payments under our indebtedness.

Additionally, Holdings LLC, is also the ultimate parent company of our sister company, MSC. Therefore, in addition to controlling our activities through its control of Holdings LLC, Apollo can also control the activities of our sister company through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to, MSC) will not decide to focus their attention and resources on matters relating to MSC or Holdings LLC that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on MSC or any new business lines of MSC instead of us, it could affect our ability to expand our existing business or develop new business.

Additionally, Apollo is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, even if Apollo invests in competing businesses through Holdings LLC, such investments may be made through MSC or a newly-formed subsidiary of Holdings LLC. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.

So long as Apollo continues to indirectly own a significant amount of the equity of Holdings LLC, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

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

We cannot assure investors that we will be able to successfully extend or renegotiate our collective bargainingagreements as they expire from time to time. A majority of the manufacturing personnel at our Waterford, New York; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in June 2013, July 2013 and June 2013, respectively. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.

We may be adversely affected by environmental, climate change, health, safety, production and product regulations or concerns.

Our operations are subject to a wide variety of U.S. Federal, state, local and non-U.S. national, provincial, and local environmental, health and safety laws and regulations, including those governing emissions to air, discharges to waters, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, and employee health and safety matters and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world. Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. Actual and alleged environmental violations have previously been, and continue to be, identified at our facility in Waterford, New York. We are cooperating with the New York State Department of Environmental Conservation and the U.S. Environmental Protection Agency and Department of Justice in their respective investigations of that facility’s compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility’s hazardous waste incinerators. These investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions. Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and is considering expanding the scope of such legislation. The U.S. Environmental Protection Agency has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could increase our energy costs, and may also require us to incur capital costs to modify our manufacturing facilities.

In addition, as an owner and operator of real property and a generator of hazardous waste, we may be subject to environmental cleanup liability, regardless of fault, pursuant to Superfund or analogous state or non-U.S. laws. Thus, we could incur substantial costs, including cleanup costs and costs arising from third-party property damage, personal injury claims or claims for damages to natural resources, relating to environmental contamination at properties currently or formerly operated by us or at third-party sites at which wastes from our operations have been disposed. Contaminants have been discovered in soil and groundwater at some of our facilities, including our facilities at Waterford, New York, Sistersville, West Virginia, and Euless, Texas. As of September 26, 2010, we have a reserve in the amount of approximately $4.7 million to cover costs associated with environmental contamination identified at certain of our facilities to the extent in each case that the costs are currently probable and reasonably estimable. We have discovered soil contamination at our Sistersville, West Virginia facility that was the result of operations of prior owners. We are currently in the process of investigating the extent of this contamination. Although the cost of this remediation is not yet estimable, it may be material. We are seeking to recover from the prior owners these remedial costs. However, it is not clear to what extent we will be able to obtain reimbursement from the prior owners. Because some of the costs of environmental contamination and other environmental related liabilities are not yet probable or reasonably estimable – and therefore not reflected in our reserves – or may be subject to future adjustments, we will likely incur additional costs above the reserve amount. Thus, there is a risk that these costs may ultimately exceed the amount of our current reserves by a material amount. In addition, while we are not aware of any other contaminated sites as to which material outstanding obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability.

Future chemical regulatory actions may decrease profitability.

Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Commission enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on our affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.

Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, the Canadian government has proposed listing as toxic two chemical substances that we manufacture. If these chemicals are listed, the Canadian government would likely promulgate regulations intended to limit the discharge into the environment of these two chemical substances. These regulations may include limitations on the import into Canada, or the use in Canada, of products containing more than a specified amount of these chemical substances. The European Union is also reviewing these two chemicals, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two substances in the European Union. Finally, the U.S. Environmental Protection Agency has stated that they are reviewing the potential risks from these two substances to determine whether regulatory measures are warranted. Regulation of our products containing such substances by the European Union, Canada and/or the U.S. would likely reduce our sales products within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material.

The diversion of our key personnel’s attention to other businesses could adversely affect our business and results of operations.

Certain members of our senior management team, including Mr. Morrison and Mr. Carter, and other individuals who provide services to our businesses, are employed by our sister company, Momentive Specialty Chemicals Inc. (“MSC”). Certain of our employees, who provide substantial services to our businesses, also provide services to MSC. The services of such individuals are provided by MSC to MPM, or by MPM to MSC, pursuant to a shared services agreement that we recently entered into with MSC. Any or all of these individuals may be required to focus their time and energies on matters relating to MSC that otherwise could be directed to our business and operations. If the attention our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. Mr. Morrison, Mr. Carter and certain other key personnel became members of our management team in early October. We cannot assure you that the transition to new members of our management team, the transition of other employees to their additional roles with MSC or MPM, or the shared services arrangement with MSC will not be disruptive to our business.

We may be unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the MSC Transaction.

We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives (including the MSC Transaction), including those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	higher than expected stand-alone overhead expenses;

•	delays in the anticipated timing of activities related to our cost-saving plan;

•	applicable limitations under the terms of our debt instruments;

•	increased complexity and cost in collaborating with MSC and establishing and maintaining shared services; and

•	other unexpected costs associated with operating our business.

In addition, subsequent to the quarter ended September 27, 2009, we successfully implemented certain cost savings initiatives and, as permitted under our Credit Agreement, our Adjusted EBITDA for the twelve-month period ended September 26, 2010 also includes the pro forma impact of these measures. A similar variety of risks could cause us not to realize these additional cost savings.

We may not realize all of the intended benefits of our shared services agreement with MSC.

Although the Company expects to achieve approximately $50 million of savings in connection with the shared services agreement with MSC entered into in connection with the MSC Transaction, we may not realize all of the intended benefits. We cannot assure you that the shared services agreement with MSC will be viewed positively by vendors, customers or financing sources. Our ability to realize the intended benefits of the shared services agreement will depend, in part, on our ability to integrate shared services with our business. However, the coordination of shared services is a complex, costly and time consuming process, and there can be no assurance that we will be able to coordinate such services successfully. In the short-term, our ability to realize the intended savings also may be limited by existing contracts to which we are a party, the need for consents with respect to agreements with third parties, and other logistical difficulties associated with integration. The shared services agreement expires on October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Moreover, the shared services agreement is also subject to termination by either MSC or MPM, without cause, on not less than thirty days prior written notice subject to a one year transition assistance period. If the shared services agreement is terminated, it could have a negative effect on our business operations, results of operations, and financial condition, as we would need to replace the services that were being provided by MSC, and would lose the benefits we were generating under the agreement at the time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26†	Separation Agreement, dated September 29, 2010, between the Company and Jonathan Rich (filed as Exhibit 99.1 to our Form 8-K filed on September 29, 2010)

10.27†	Separation Agreement, dated September 29, 2010, between the Company and Anthony Colatrella (filed as Exhibit 99.2 to our Form 8-K filed on September 29, 2010)

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 3, 2010

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON Craig O. Morrison	Chief Executive Officer, President and Director (Principal Executive Officer)	November 3, 2010

/s/ WILLIAM H. CARTER William H. Carter	Chief Financial Officer (Principal Financial Officer)	November 3, 2010

/s/ BILLIE JO CUTHBERT Billie Jo Cuthbert	Controller (Principal Accounting Officer)	November 3, 2010