Form 10-K
period 2010-12-31
Momentive Performance Materials Inc.
filed 2011-02-25
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 333-146093
______________________________________________
Momentive Performance Materials Inc.
(Exact name of registrant as specified in its charter)
______________________________________________

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
______________________________________________

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
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on February 21, 2011 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

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

ITEM 1. BUSINESS
Overview
Momentive Performance Materials Inc., a Delaware corporation, together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company” and, together with our direct parent company, Momentive Performance Materials Holdings Inc., the “MPM Group”) is one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz division manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers' products.
We were created on December 3, 2006 through the acquisition of certain assets, subsidiaries and liabilities of GE Advanced Materials, an operating unit within the Industrial Segment of General Electric Company (“GE”), by the MPM Group (the “GE Advanced Materials Acquisition”). Affiliates of Apollo Management Holdings, L.P. (together with the investment funds they manage (the “Apollo Funds”) and Apollo Global Management, LLC and its subsidiaries, “Apollo”) formed MPM and Momentive Performance Materials Holdings Inc., our direct parent company ("MPM Holdings"), for the purpose of consummating the GE Advanced Materials Acquisition. On October 1, 2010, MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the direct parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc. and referred to herein as “MSC”), became subsidiaries of a new holding company, Momentive Performance Materials Holdings LLC (referred to herein as “Momentive Holdco”). We refer to this event as the “MSC Transaction”.
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
We are one of two producers in the silicones market with global production capacity. As of December 31, 2010, we had 24 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this worldwide network of production facilities, we serve more than 9,800 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L'Oreal, BASF, The Home Depot and Lowe's.
We believe we have created a value-added, technical service-oriented business model that enables us to target and participate in high-margin and high-growth specialty markets. These specialty markets account for the majority of our revenues and continue to be a growing part of our business.
Our Strengths
Our company has the following competitive strengths:
Leading Global Silicones Producer. We are one of the world's largest producers of silicones and silicone derivatives, with leading positions in various product lines and geographic areas. We believe our scale, global reach and breadth of product offerings provide us with significant advantages over many of our competitors by allowing us to serve global customers with precise specifications, particularly those expanding production in developing nations.
Attractive Industry Growth Profile. The broad molecular characteristics of silicones continually lead to new uses and applications, which have led to worldwide industry growth in excess of GDP over the past 20 years. Drivers of growth include end-market growth and increased market penetration, with silicones increasingly being used as a value-added substitute for traditional materials or as a functional additive, which yields new properties for our customers' products. For instance, silicones act as the conditioning ingredient in “2-in-1” shampoo.
Broad-Based Diversification.
Industry Diversification. Our Silicones business has a diversified revenue base across a variety of end-markets, reducing our vulnerability to macroeconomic trends. Furthermore, our products are often used in niche applications that represent a small portion of our customers' material costs. Our leading end-markets are building and construction, which consists of industrial and infrastructure construction and repair, urethane foam additives, and a number of other specialty products.
Customer Diversification. We have a diverse customer base of more than 9,800 customers between our Silicones and Quartz businesses and are well balanced across multiple geographies. In 2010, our top 20 customers accounted for less than 17% of our total revenues, and no single customer accounted for more than 3% of our total revenues. We have maintained long-standing relationships with many of our customers.
Geographic Diversification. We have a global sales presence, with approximately 38%, 30% and 32% of our 2010 revenues generated in the Americas, Europe and Asia, respectively, compared to 37%, 33% and 30% in 2009.
Global Infrastructure. We are a global company with significant manufacturing capacity in each of the Americas, Europe and Asia. We have 24 production facilities located around the world, R&D centers on three continents and sales to customers in over 100 countries. The Silicones business has three siloxane production facilities located in Waterford, New York, Ohta, Japan and Leverkusen, Germany and two silanes production facilities in Sistersville, West Virginia and Termoli, Italy. The Quartz production sites are located in Ohio, U.S., Geesthacht, Germany, Kozuki, Japan and in Wuxi, China.
We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships.
Attractive Intermediate Position. We maintain our own manufacturing capacity sufficient to meet the substantial majority of our current requirements for siloxane, the key intermediate required to produce silicones, and source a portion of our requirements through long-term and/or supply agreements. We believe this combination of siloxane supply, along with our ability to purchase siloxane from other suppliers when pricing is advantageous, reduces our overall cost structure and strengthens our overall competitiveness.
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

Our Strategy
We are focused on increasing cash flow through the following strategies:
Increase Shift to High-Margin Specialty Products. We plan to continue to utilize our global platform and research and development application capabilities to develop new silicone specialty products. We believe that our focus on sales and research will foster future growth.
Expand Global Reach and Presence in Faster Growing Regions. The Silicones division's most significant growth opportunity is in emerging countries, most notably China, India and Brazil. Historically, we have had a strong presence in these areas and we continue to expand our operations. At the end of the fourth quarter of 2010, our siloxane manufacturing joint venture in Jiande, China began start-up operations. Our new finishing plant in Chennai, India also came on-line in mid 2010. These facilities complement our global footprint and will help us generate future growth in these regions.
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
Implement Strategic Cost and Working Capital Reduction Initiatives to Drive Free Cash Flow. In October 2010, we entered into a Shared Services Agreement with MSC to generate cost savings and other synergies through a shared service model in a number of areas, such as executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. As of December 31, 2010, we have approximately $50 million of in-process cost savings and synergies that we expect to achieve over the next eighteen to twenty-four months in connection with the Shared Services Agreement. We have also completed a number of projects aimed at increasing our margins through cost reduction and efficiency improvements. In 2009 and 2010, these programs achieved total annualized cost savings of approximately $65 million. These program savings were primarily in selling, general and administrative expenses, indirect expenses, material productivity and facility rationalization. In 2010, we also successfully managed our net working capital (defined as trade receivables and inventories less trade payables) with net working capital rising only $9 million on a sales increase of $505 million, compared to last year. We expect to continue to focus on working capital reductions in 2011.
Accelerate Growth and Improve Cost Structure through Relationship with MSC. As a result of the MSC Transaction, we are working closely with MSC to benefit from shared services and our complementary technologies, product offerings and global footprint. We believe that our relationship with MSC will enable us to achieve results that otherwise would not be attainable.
Our Business Segments
Silicones
We are one of the world’s largest producers of silicones and silicone derivatives, manufacturing a wide range of high-performing elastomers, engineered materials and fluids. Product families within our silicones business include fluids (textiles, personal care, home care, agriculture and oil and gas applications), silanes and resins (tires, additives for coatings, masonry water repellents and protective coatings for plastics and rubber), elastomers (healthcare and automotive applications), intermediates, engineered materials, urethane additives (polyurethane foam additives) and general consumer sealants and adhesives. Silicones are used in product formulations primarily due to two distinguishing factors: (1) their high degree of inertness (i.e., resistance to heat, electricity and chemical reactions); and (2) their ability during manufacturing to greatly modify their viscosity, enabling production of end-products with a significant variation in levels of lubricity or adhesion. Silicones are developed using separate finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.
Silicones comprises of both specialty and core products. Core products consist of a variety of elastomers, fluids and silanes that have more standardized specifications than our specialty products. These products are often sold to other silicone formulators, who upgrade them through further processing or mixing with other materials. Core products are sold to virtually every silicone and silane end-market, including personal care, construction, automotive, cable and wire and electronic end-markets. Core products require lower sales force dedication, less application development and minimum technology investment as compared to our specialty products. Core products represented approximately 27% of Silicones revenues for the fiscal years ended December 31, 2010 and 2009.
For the fiscal year ended December 31, 2010, our Silicones division generated revenues of $2,286.1 million compared to

$1,912.9 million and $2,383.3 million for the fiscal years ended December 31, 2009 and 2008, respectively.
Product Portfolio
Our silicones product portfolio consists primarily of the segments set forth below.

•
Fluids. Fluids products are polydimethylsiloxane polymers, co-polymers, elastomers and gel networks, high-performance antifoams and emulsions. Silicone fluids exhibit low surface tension, excellent gloss, excellent sensory, softening and conditioning properties, good thermal stability and excellent viscosity over a wide temperature range, which permits usage in a number of applications. Fluids are used primarily in the personal care, home care and auto care, textiles, oil and gas, agriculture and industrial end-markets and are sold under the Magnasoft, Sagtex, Formasil, Silwet, Silsoft, Silshine, Tospearl and Velvesil brands. Fluids products represented approximately 27% of Silicones revenues for the fiscal year ended December 31, 2010 compared to approximately 28% in 2009.

•
Silanes and Resins. Silane and resin products are primarily used as components in a variety of specialty applications where improved performance is desired. Resins are used as binders in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally focused on situations where required performance characteristics, such as paintability, high-temperature or harsh environmental resistance, are beyond the scope of traditional materials. Our Tospearl resins are also used as light diffusion aids in LCD/LED screens, lighting and as slip agents in plastic packaging materials and paints & coatings. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. Silane and resin products are sold into a diverse range of end-markets, including aerospace, construction, coatings and inks, paint, adhesives, electronics, motor vehicles, sealants, rubber and plastics. We sell silane and specialty resins brands including: Silblock, A-Link,Wetlink, Silquest, NXT, Pearlene, SPUR, Tospearl and CoatOSil. Silane and resin products represented approximately 14% of Silicones revenues for the fiscal year ended December 31, 2010 compared to 12% in 2009.

•
Intermediates. Intermediate products are a broad set of Siloxane, Silane, and by-product materials produced in chemical operation and primarily used as inputs for other product portfolios. Intermediate products represented approximately 2% of Silicones revenues for the fiscal years ended December 31, 2010 and 2009, respectively.

•
Elastomers. Silicone elastomers are blends of silicone polymers and various fillers and include solid and liquid elastomers. Favorable performance characteristics include a broad temperature range, excellent resistance to weathering, low toxicity, good electrical insulation properties and acoustical damping qualities. Silicone elastomers are used in the production of a variety of products, including gaskets, seals, hoses and tubing, as well as numerous consumer items. Elastomers products are used primarily in the healthcare, consumer products, energy and automotive end-markets and are sold under the Tufel, Ultra Tufel, Silplus, LSR / LIM, Silopren, and Addisil brand names. Elastomers products represented approximately 19% of Silicones revenues for the fiscal year ended December 31, 2010 compared to 18% in 2009.

•
Engineered Materials. Engineered Materials consist of two product groups, Specialty Coating and RTV (Room Temperature Vulcanization) products. Specialty coatings products are fully formulated solutions designed to enhance performance and drive productivity in various applications. Performance attributes include high-temperature resistance, abrasion resistance, pressure sensitive adhesion or release and weatherability. Coatings products are sold into a diverse range of end-markets, including construction, tape and label, adhesives, electronics and automotive. Specialty coatings brands include SilForce, Silgrip, Silblock, Baysilone, and Anchorsil. RTV products consist of highly engineered gels, greases, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include the TSE, SilCool, InvisiSil and SnapSil brand names. Engineered material products represented approximately 15% of Silicones revenues for the fiscal year ended December 31, 2010 compared to 14% in 2009.

•
Urethane Additives. Urethane Additive’s product portfolio includes silicone surfactants used essentially for stabilizing polyurethane foam and a diverse line of tertiary amines to provide blow, gel and balanced catalysis in polyurethane foam reaction. Polyurethane applications include furniture, bedding, auto interior, appliances, construction, carpet backing, footwear and PU leather. Urethane additive products are sold under the Niax and Geolite brands. Urethane additive products represented approximately 11% of Silicones revenues for both the fiscal year ended December 31, 2010 and 2009.

•
Consumer And Construction Sealants. Consumer sealants are used by homeowners, builders and contractors for a variety of projects throughout the home including increasing energy efficiency, reducing damaging effects of moisture and protecting the home from pollen, pollution and pests. Construction sealants are used in structural glazing, weather-sealing, and insulated glass applications in new and remedial large-scale commercial building projects. We have an exclusive royalty-free right to use the GE brand for these products through December 3, 2013, with a five-year renewal option that would require payment of royalties. Our consumer and construction sealant products are also sold under various private labels for a number of hardware and paint retailers. Consumer and construction sealants represented approximately 12% of Silicones revenues for the fiscal year ended December 31, 2010 compared to 15% in 2009.

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
Customers. Our Silicones division had sales to more than 8,550 different customers in 2010 in a variety of industries. In 2010, our top 20 customers accounted for less than 18% of our total revenues, and no single customer accounted for more than 3% of total revenues. We have maintained long-standing relationships with many of our customers. For example, we have served one of our largest customers, The Home Depot, Inc., for over 20 years.
Key Materials.

•
Silicon Metal. Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include Becancour, Globe, Elkem Norway, Ferropem, Itochu and other smaller vendors located around the world. We currently purchase silicon metal under multi-year, one-year or short-term fixed-price contracts and in the spot market. We typically purchase silicon metal under fixed priced contracts in the U.S. and Europe and in the spot market in Asia Pacific. Our silicon metal contracts in the U.S. and Europe typically are for a one-year term with fixed prices determined on an annual basis.

•
Siloxane. Siloxane is a key intermediate required to produce the silicones polymer. We produce siloxane for our internal use in Waterford, New York; Leverkusen, Germany and Ohta, Japan. We maintain our own manufacturing capacity sufficient to meet our current siloxane requirement and purchase a portion of our requirements under an existing off-take agreement with Asia Silicones Monomer Limited (“ASM”) at a cost-plus pricing formula. In addition, from time to time, we enter into supply agreements with third parties to take advantage of favorable pricing and minimize our cost. In connection with the GE Advanced Materials Acquisition, MPM Holdings and our subsidiary, Momentive Performance Materials (Thailand) Ltd., formerly known as GE Toshiba Silicones Thailand Ltd., entered into a 20-year supply arrangement with GE and GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., to obtain a supply of siloxane from ASM or an alternative source in certain circumstances. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

•
Methanol. Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Methanex, MHTL and Saudi Basic Industries Corporation (formerly GE Plastics, referred to herein as “SABIC”). We typically enter into annual or quarterly contracts for methanol.

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
Our Quartz division’s products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from microchip makers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 63% of our Quartz division’s revenue for the fiscal year ended December 31, 2010 compared to 52% for 2009 and 59% in 2008. For the fiscal year ended December 31, 2010, our Quartz division generated revenues of $302.3 million compared to $170.6 million and $255.9 million for the fiscal years ended December 31, 2009 and 2008, respectively.
Customers. Our Quartz division had sales to over 1,250 different customers in 2010 in a variety of industries. In 2010, our top 20 customers accounted for 57% of total revenues of the Quartz division, and the largest customer accounted for approximately 7% of total revenues of the Quartz division.
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
Because Unimin controls more than 90% of this market, they exercise significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have been approximately 3-5% per year. Our long-term agreement with Unimin that spanned from 2005-2010 expired on December 31, 2010. We recently amended this agreement to extend the term through December 31, 2011 and amend certain provisions regarding pricing and volume purchase requirements, among others. We anticipate ultimately negotiating a long term contract with Unimin. We also periodically evaluate other quartz sand sources around the world.
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
Intellectual Property
We own or have licenses to use a large number of patents relating to our products and processes. We currently have the right to utilize approximately 800 active patents in the United States, approximately 2,500 active patents in the other countries of the world and approximately 2,400 pending patent applications worldwide. While the remaining durations of these patents range from less than one year to almost twenty years, the portion of the portfolio dealing with our new products comprises patents with durations of fourteen to twenty years. We also have the right to utilize approximately 100 registered U.S. trademarks protecting our products, with counterpart registrations in commercially significant non-U.S. countries. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademark applications and trademarks relating to our Velvesil, Silwet, Silsoft, Spur, and NXT brands, technologies and products are considered material to our business. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a description of our licensing arrangements with GE.
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
Research and Development
Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and outside testing services, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2010, 2009 and 2008, we spent $73.0 million, $62.8 million and $75.7 million, respectively, on research and development. These annual research and development expenditures equaled approximately 3% of the revenues in such year.
Seasonality
We do not experience significant seasonality of demand, although sales have historically been slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to the economic downturn in late 2008 and 2009 and the subsequent recovery in 2010.
Employees
As of December 31, 2010, we had 4,719 employees. Approximately 50% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements.
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
Risks Related to Our Business
We may not be able to generate sufficient cash flows from operations to meet our debt service payments. In addition, our interest could increase if interest rates increase.
We have a substantial amount of indebtedness. As of December 31, 2010, we had $2,978.8 million of outstanding indebtedness (including payments due within the next twelve months and short-term borrowings). After giving effect to our recent amendment to our Credit Agreement and based on the amount of indebtedness outstanding at December 31, 2010, our annualized cash interest expense is approximately $234.6 million based on interest rates at December 31, 2010, of which $192.2 million represents cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flow from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligations. Our inability to generate sufficient cash flow to satisfy our outstanding debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
In addition, certain of our borrowings, primarily borrowings under our senior secured credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming the amount of our variable rate indebtedness outstanding as of December 31, 2010 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $10.7 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial indebtedness could have other important consequences to our financial position and results of operations, including the following:

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

•
it may limit, along with the financial and other restrictive covenants in the agreements governing our indebtedness, among other things, our ability to borrow additional funds (which may already be severely limited by availability and increased cost of credit in the current market) or dispose of assets;

•	it may limit our ability to fully achieve possible cost savings from the MSC Transaction; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.
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
Repayment of our debt, including required principal and interest payments on our indebtedness, is dependent on cash flow generated by our foreign subsidiaries, which may be subject to limitations beyond our control.
Our foreign subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, intercompany loan or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While there are limitations on the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we are unable to receive distributions from our subsidiaries we may be unable to make required principal and interest payments on our indebtedness.
The terms of our senior secured credit facilities and indentures, including the restrictive covenants therein, may adversely affect our operations.
The credit agreement governing our senior secured credit facilities and the indentures governing our existing notes contain, and any future indebtedness we incur would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:

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
In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, the agreement governing our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement which excludes the Second-Lien Notes) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. At December 31, 2010, we were in compliance with the Senior Secured Leverage Ratio maintenance covenant set forth in the Credit Agreement. If business conditions deteriorate, we may not comply with our Senior Secured Leverage Ratio for future periods. If we are at risk of failing to comply with our Senior Secured Leverage Ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with this covenant, but there can be no assurances that any such measures will be successful or will be sufficient to maintain compliance with our Senior Secured Leverage Ratio covenant.
A failure to comply with the covenants contained in our senior secured credit facilities, the indentures governing the notes or our other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
In particular, a breach of our Senior Secured Leverage Ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the Credit Agreement, MPM Holdings has the right but not the obligation to cure such default through the purchase of additional equity in the Company in up to three of any four consecutive quarters. If a breach of the Senior Secured Leverage Ratio covenant is not cured or waived, or if any other event of default under our senior secured credit facilities occurs, the lenders under the Credit Agreement:

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

•	could require us to apply all of our available cash to repay these borrowings; and/or

•	could prevent us from making payments on our notes;
any or all of which could result in an event of default under our notes.
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
If global economic conditions weaken again, it will negatively impact our business operations, results of operations and financial condition.
Global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic downturn, have impacted our business operations since late 2008 in a number of ways including, but not limited to, the following:

•
reduced demand in key customer segments, such as automotive, building, construction and electronics, compared to prior years. Although our revenues for the year ended December 31, 2010 have increased compared to the year ended December 31, 2009, our revenues have declined compared to the year ended December 31, 2008;

•	payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain credit to finance purchases of our products;

•	insolvency of suppliers resulting in product delays;

•	more onerous credit and commercial terms from our suppliers; and

•
potential delays in accessing our current senior secured credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated revolving credit facility to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may deteriorate in future periods. Any further deterioration of economic conditions would likely exacerbate the negative effects described above and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition.
Changes in the pricing, supply or regulation of silicon metal may adversely affect the results of our operations.
Our Silicones business is highly dependent upon access to silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. Two of our competitors have also recently acquired silicon metal manufacturing assets in North America and Europe, respectively, becoming vertically integrated in silicon metal for a portion of their supply requirements and reducing the manufacturing base of certain independent silicon metal producers. In North America, there are only two significant silicon metal suppliers. Silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the United States Department of Commerce and the International Trade Commission against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. We cannot predict whether additional restrictions may be imposed in the future in these or other jurisdictions, which may result in reduced supply of silicon metal or further increases in silicon metal prices. We currently purchase silicon metal under multi-year, one-year or short-term fixed-price contracts and in the spot market. We cannot assure investors that we will be able to purchase sufficient quantities in the spot market on commercially acceptable terms or renew our current contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of silicon metal, the loss of a key source of supply or any delay in the supply of silicon metal could result in a material adverse effect on our business. See “—Recent or new regulations may increase our compliance costs and reduce our ability to compete in certain markets.”

Changes in the pricing, supply or regulation of intermediates, such as siloxane, may adversely affect the results of our operations.
Our Silicones business relies heavily on siloxane as an intermediate product. We maintain our own manufacturing capacity sufficient to meet the substantial majority of our current siloxane requirements and purchase a portion of our requirements from Asia Silicones Monomer Limited (“ASM”) under an existing off-take agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. If we were unable to produce siloxane as expected, if ASM, General Electric Company or GE Monomer (Holdings) Pte. Ltd. (formerly GETOS Singapore Pte. Ltd.) fail to perform under our off-take or long-term supply agreements to provide us with siloxane in Asia, or if other suppliers were to terminate or fail to perform under our other supply agreements, our results of operations could be adversely affected. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006, the Ministry of Commerce of the People’s Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. These duties were terminated in January 2011. In late May 2009, China’s Ministry of Commerce also concluded an anti-dumping investigation of siloxane manufacturers in Thailand and South Korea, which resulted in an imposition of a 5.4% duty against our supplier, ASM, in Thailand, a 21.8% duty against other Thailand companies and a 25.1% duty against Korean companies. We cannot predict any future actions by China’s Ministry of Commerce or other government or regulatory bodies that may reduce the supply of siloxane or increase our costs, which may adversely affect the results of our operations.
Fluctuations in other direct or indirect raw material costs or an inadequate supply of other direct or indirect raw materials could have an adverse impact on our business.
During the past three years, the prices of our direct and indirect raw materials have been volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
Although some of our contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and certain contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may not be able to purchase raw materials at market prices. In addition, some of our customer contracts have fixed prices for a certain term, and as a result, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.
Our manufacturing operations require adequate supplies of raw materials on a timely basis. The loss of a key source or a delay in shipments could have an adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and natural disasters. Should any of our key suppliers fail to deliver raw materials to us, we may not be able to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products.
Apollo controls us and our affiliate, MSC, and may have conflicts of interest with our investors or us in the future.
Apollo controls our ultimate parent company, Momentive Performance Materials Holdings LLC (“Momentive Holdco”), which indirectly owns 100% of our common equity. In addition, representatives of Apollo comprise a majority of our directors. As a result, Apollo can control our ability to enter into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination, which may otherwise be favorable to us.
Additionally, Momentive Holdco, is the ultimate parent company of our affiliate, MSC. Therefore, in addition to controlling our activities through its control of Momentive Holdco, Apollo can also control the activities of MSC through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to, MSC) will not decide to focus their attention and resources on matters relating to MSC or Momentive Holdco that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on MSC or any new business lines of MSC instead of us, it could adversely affect our ability to expand our existing business or develop new business.
Additionally, Apollo is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, even if Apollo invests in competing businesses through Momentive Holdco, such investments may be made through MSC or a newly-formed subsidiary of Momentive Holdco. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.
So long as Apollo continues to indirectly own a significant amount of the equity of Momentive Holdco, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
Because our equity securities are not registered under the securities laws of the United States or in any other jurisdiction and are not listed on any U.S. securities exchange, we are not subject to certain of the corporate governance requirements of U.S. securities authorities or to any corporate governance requirements of any U.S. securities exchanges.
The diversion of our key personnel's attention to other businesses could adversely affect our business and results of operations.
Certain members of our senior management team, including Mr. Morrison, our CEO, and Mr. Carter, our CFO, and other individuals who provide services to our businesses, are employed by our affiliate, MSC. Certain of our employees, who provide substantial services to our businesses, also provide services to MSC. The services of such individuals are provided by MSC to MPM, or by MPM to MSC, pursuant to a shared services agreement that we entered into with MSC on October 1, 2010. Any or all of these individuals may be required to focus their time and energies on matters relating to MSC that otherwise could be directed to our business and operations. If the attention our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. Mr. Morrison, Mr. Carter and certain other key personnel became members of our management team in early October 2010. We cannot assure you that the transition to new members of our management team, the transition of other employees to their additional roles with MSC or MPM, or the shared services arrangement with MSC will not be disruptive to our business.
A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings.
Standard & Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings on the Company and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put us on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials.
Our Quartz division is dependent upon a particular type of sand currently available from a single source.
Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from one supplier, Unimin Corporation. Our long-term agreement with Unimin that spanned from 2005-2010 expired on December 31, 2010. We recently amended this agreement to extend the term through December 31, 2011 and amend certain provisions regarding pricing and volume purchase requirements, among others. We anticipate ultimately negotiating a long term contract with Unimin. If Unimin does not continue to supply us or breaches its supply contract with us, we would not be able to produce quartz on a cost-effective basis or at all, and our business could suffer a material adverse effect.
Any rise in energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. The costs of these resources can vary widely and unpredictably. Our energy costs represented approximately 8% of our total cost of sales for the fiscal years ended December 31, 2010, 2009 and 2008 respectively. Energy costs have fluctuated greatly over the past several years due to volatility in the prices of oil and natural gas. For example, operating expenses increased in 2009 and 2008 due to the increase in energy costs. Although our energy costs have declined in 2010 compared to 2009, our operating expenses will increase if there is inflation in energy prices. Increased energy prices may also result in greater costs for our raw materials. If we cannot pass these costs through to our customers, our profitability may decline. In addition, any rise in energy prices may also negatively affect our customers and the demand for our products.
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
In 2010, approximately 67% of our revenues originated outside the United States, compared to 68% in 2009. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
As of December 31, 2010, approximately 50% of our employees were unionized or represented by works councils that have collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. These employment rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. While we believe that we maintain good relationships with our employees and their representatives, a significant dispute could divert management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, if disputes with our unions arise or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
We cannot assure investors that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. A majority of the manufacturing personnel at our Waterford, New York; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in June 2013, July 2013 and June 2013, respectively. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions. In January 2011, the union at our Waterford, NY facility representing approximately 780 employees went on strike for two days in response to specific grievances that are now concluded.  In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board (the "NLRB"), arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, NY facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our unions arise or if our unionized workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
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
Our production facilities are subject to operating and other hazards.
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
In addition, as an owner and operator of real property and a generator of hazardous waste, we may be subject to environmental cleanup liability, regardless of fault, pursuant to Superfund or analogous state or non-U.S. laws. Thus, we could incur substantial costs, including cleanup costs and costs arising from third-party property damage, personal injury claims or claims for damages to natural resources, relating to environmental contamination at properties currently or formerly operated by us or at third-party sites at which wastes from our operations have been disposed. Contaminants have been discovered in soil and groundwater at some of our facilities, including our facilities at Waterford, New York, Sistersville, West Virginia, and Euless, Texas. As of December 31, 2010, we have a reserve in the amount of approximately $6.5 million to cover costs associated with environmental contamination identified at certain of our facilities to the extent in each case that the costs are currently probable and reasonably estimable. We have discovered soil contamination at our Sistersville, West Virginia facility that was the result of operations of prior owners. We are currently in the process of investigating the extent of this contamination. Although the cost of this remediation is not yet estimable, it may be material. We are seeking to recover from the prior owners these remedial costs. However, it is not clear to what extent we will be able to obtain reimbursement from the prior owners. Because some of the costs of environmental contamination and other environmental liabilities are not yet probable or reasonably estimable - and therefore not reflected in our current reserves - or may be subject to future adjustments, we will likely incur additional costs above the reserve amount. Thus, there is a risk that these costs may ultimately exceed the amount of our current remedial reserves by a material amount. In addition, while we are not aware of any other contaminated sites as to which material outstanding obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability.
Future chemical regulatory actions may decrease profitability.
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Commission enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.
Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, the Canadian government has listed as toxic one chemical substance that we manufacture and has proposed listing as toxic a second chemical substance that we manufacture. The Canadian government is in process of developing regulations for the listed chemical substances and has issued draft regulations for one of the substances we manufacture. The Canadian government will likely finalize and adopt regulations for substances that are listed as toxic. These regulations once in effect will likely limit the discharge into the environment of the listed chemical substances and include limitations on the import into Canada, or the use in Canada, of certain products containing more than a specified amount of these chemical substances. The European Union is also reviewing these two chemicals, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two chemical substances in the European Union. Finally, the U.S. Environmental Protection Agency has stated that they are reviewing the potential risks from these two substances to determine whether regulatory measures are warranted. Regulation of our products containing such substances by the European Union, Canada and/or the U.S. would likely reduce our sales within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material.
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
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including siloxanes and silica. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-

selection of our products for specific applications. These restrictions, liability, and product de-selection could have an adverse effect on our business, our financial condition and liquidity.
Some of our pension plans are unfunded or underfunded.
We sponsor various pension plans worldwide. All of our non-U.S. defined benefit plans are underfunded, except for the German plans, which are unfunded. Our non-U.S. defined benefit pension plans are underfunded in the aggregate by approximately $112.8 million as of December 31, 2010, which has been recorded as a liability in the Company’s consolidated financial statements incorporated by reference herein. In 2011, we expect to contribute approximately $3.0 million to the non-U.S. defined benefit pension plans, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
In connection with the GE Advanced Materials Acquisition, we assumed certain pension obligations from GE for our U.S. employees of approximately $43.8 million. We established our pension plan for U.S. employees in August 2007. The pension obligations assumed from GE and those arising from subsequent employee service will be administered under this plan. Our U.S. defined benefit pension plans are underfunded in the aggregate by approximately $56.5 million as of December 31, 2010, which has been recorded as a liability in the Company’s consolidated financial statements. Although there is no minimum funding requirement for 2011, we expect to contribute approximately $14.5 million to our U.S. defined benefit pension plans.
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
In addition, subsequent to the quarter ended December 31, 2009, we successfully implemented certain cost savings initiatives and, as permitted under our Credit Agreement, our Adjusted EBITDA for the twelve-month period ended December 31, 2010 also includes the pro forma impact of these measures. A similar variety of risks could cause us not to realize these additional cost savings.
We may not realize all of the intended benefits of our shared services agreement with MSC.
Although we expect to achieve approximately $50 million of savings in connection with the shared services agreement with MSC entered into in connection with the MSC Transaction, we may not realize all of the intended benefits. We cannot assure you that the shared services agreement with MSC will be viewed positively by vendors, customers or financing sources. Our ability to realize the intended benefits of the shared services agreement will depend, in part, on our ability to integrate shared services with our business. However, the coordination of shared services is a complex, costly and time consuming process, and there can be no assurance that we will be able to coordinate such services successfully. In the short-term, our ability to realize the intended savings also may be limited by existing contracts to which we are a party, the need for consents with respect to agreements with third parties, and other logistical difficulties associated with integration. The shared services agreement expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Moreover, the shared services agreement is also subject to termination by either MSC or MPM, without cause, on not less than thirty days prior written notice subject to a one year transition assistance period. If the shared services agreement is terminated, it could have a negative effect on our business operations, results of operations, and financial condition, as we would need to replace the services that were being provided by MSC, and would lose the benefits we were generating under the agreement at the time.
Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.
Historically, we have marketed our products and services using the GE brand name and monogram, and we believe the association with GE has provided us with preferred status among our customers and employees due to GE's globally recognized brands and perceived high quality products and services. GE and Holdings are parties to a trademark license agreement that granted us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights will extend for an initial term of seven years that commenced on December 3, 2006, with a one-time option that allows us to renew the license for an additional five-year period, subject to certain terms and conditions, including the payment of royalties. We also retained the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we will not be able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The following table sets forth our manufacturing facilities and research centers as of December 31, 2010:

Location	Real Property Interest	Segments in Which Property is Used

Americas
Waterford, NY	Owned	Silicones
Tarrytown, NY (2)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Neth.	Leased	Silicones
Lostock, U.K.	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Bangalore, India (2)	Leased	Silicones
Chennai, India	Owned	Silicones
Geesthacht, Germany	Owned	Quartz

Asia Pacific
Nantong, China	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Shanghai, China	Leased	Silicones
Shenzhen, China (1)	Leased	Silicones
Kobe, Japan (2)	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Leased	Quartz
 ________________________________

(1)	The building is owned by an entity that is 51% owned by MPM. The remaining 49% is owned by a Chinese partner.

(2)	Technology research center.
We believe that our property and equipment are well maintained, in good operating condition and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS
Various claims, lawsuits and administrative proceedings are pending or threatened against us and our subsidiaries, arising from the ordinary course of business with respect to commercial, product liability, employee, environmental and toxic exposure matters. Historically, we have not faced any litigation matters or series of litigation matters that have had a material adverse impact on our business. In addition, we do not believe that there is any pending or threatened litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our business. We have a number of lawsuits pending against us alleging personal injury due to exposure to hazardous materials, many of which are multi-defendant lawsuits on behalf of large groups of plaintiffs. We have been indemnified by GE for any liability arising from any such lawsuits existing prior to the consummation of the GE Advanced Materials Acquisition. We cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters, if they occur, could materially adversely affect our business and operations.
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
We have been named as a defendant in a series of multi-defendant lawsuits based on our alleged involvement in the supply of allegedly hazardous materials. The plaintiffs seek damages for alleged personal injury resulting from exposure to various chemicals. These claims have not resulted in material judgments or settlements historically and we do not anticipate that these claims present any material risk to our business in the future. In addition, we have been indemnified by GE for any liability arising from any such claims existing prior to the consummation of the GE Advanced Materials Acquisition. However, we cannot predict with certainty the outcome of any such claims or the involvement we might have in such matters in the future.
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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for any class of our common equity. Our direct parent, Momentive Performance Materials Holdings Inc., is our sole stockholder.
In December 2010, we declared a dividend of $1.25 million to fund the repurchase of equity from our former CEO. In January 2011, we declared a dividend of $750,000 to be paid as and when needed to fund the compensation for the Board of Managers of Momentive Holdco. Other than dividends that we may declare from time to time to fund the overhead of our direct and indirect parent companies that is attributable to the ownership or operation of the Company and the repurchase of equity from former management, we do not intend to declare any cash dividends on our common stock. We instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured credit facilities and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, certain financial tests and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and liquidity needs, see Item 7 of Part II of this Annual Report on Form 10-K.
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, our direct and indirect parent companies have issued (and may issue from time to time) equity awards to our employees and other service providers that are denominated in (or based upon) their common equity. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 12 to our Consolidated Financial Statements and Item 11 of Part III of this Annual Report on Form 10-K.

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
The consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008 and 2007 and the period from December 4, 2006 to December 31, 2006 and combined statement of operations data for the period from January 1, 2006 to December 3, 2006; the consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated and combined financial statements of Momentive Performance Materials Inc. and its predecessor GE Advanced Materials.

(Dollars in millions)	Successor					Predecessor
	Year Ended December 31,				Period from		Combined Successor and Predecessor Year Ended December 31, 2006 (1)
					December 4, 2006	January 1, 2006
					to	to
	2010	2009	2008	2007	December 31, 2006	December 3, 2006
Statement of Operations Data:
Net sales	$2,588.4	$2,083.5	$2,639.2	$2,537.8	$246.1	$2,168.0	$2,414.1
Costs and expenses:
Cost of sales, excluding depreciation	1,645.5	1,420.5	1,837.8	1,653.1	185.2	1,397.6	1,582.8
Selling, general and administrative expenses	388.2	345.4	422.6	389.2	26.0	381.2	407.2
Depreciation and amortization expenses	197.1	191.6	237.4	294.6	26.9	153.4	180.3
Research and development expenses	73.0	62.8	75.7	78.6	7.4	72.8	80.2
In-process research and development	—	—	—	—	52.0	—	52.0
Restructuring and other costs	23.1	22.9	44.8	40.1	0.2	10.6	10.8
Goodwill impairment charge	—	—	857.5	—	—	—	—
Operating income (loss)	261.5	40.3	(836.6)	82.2	(51.6)	152.4	100.8
Other income (expense)
Interest expense, net	(249.1)	(257.3)	(277.0)	(281.6)	(21.6)	(11.8)	(33.4)
Other income (expenses), net	0.3	12.1	5.5	(20.0)	—	(4.7)	(4.7)
(Loss) gain on extinguishment and exchange of debt	(77.9)	178.7	—	—	—	—	—
Income (loss) before income taxes	(65.2)	(26.2)	(1,108.1)	(219.4)	(73.2)	135.9	62.7
Income taxes (benefit)	(2.3)	15.5	(110.5)	34.8	(2.7)	58.3	55.6
Net income (loss)	(62.9)	(41.7)	(997.6)	(254.2)	(70.5)	77.6	7.1
Net (income) loss attributable to the noncontrolling interest	(0.8)	(0.1)	0.5	(0.1)	(0.1)	(43.9)	(44.0)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(63.7)	$(41.8)	$(997.1)	(254.3)	$(70.6)	$33.7	$(36.9)
Balance Sheet Data (at period end):
Cash and cash equivalents	$254.4	$210.3	$340.5	$249.1	$198.0
Working capital (2)	492.6	388.2	550.6	589.2	741.0
Property and equipment, net	1,109.1	1,165.6	1,225.3	1,249.2	1,468.8
Total assets	3,291.8	3,306.8	3,584.4	4,447.2	4,418.2
Total debt (3)	2,978.8	3,053.5	3,239.8	3,078.1	2,972.6
Total (deficit) equity	(604.1)	(578.3)	(541.1)	322.6	580.8
Cash Flow Data:
Operating activities	$262.2	$26.6	$77.0	$301.5	$100.6	$(201.2)	$(100.6)
Investing activities	(98.6)	(80.5)	(149.1)	(240.1)	(3,726.1)	(243.7)	(3,969.8)
Financing activities	(112.5)	(70.6)	170.3	22.8	3,799.0	39.7	3,838.7
Other Financial Data:
Capital expenditures	$94.8	$77.4	$139.5	$176.9	$21.7	$148.3	$170.0
Maintenance capital expenditures (4)	54.1	39.6	45.0	56.2	8.3	54.8	63.1
Ratio of earnings to fixed charges (5)	0.7	0.9	(2.8)	0.3	(2.2)	2.3	1.1

(1)
For comparison purposes, the financial information for December 31, 2010, 2009, 2008 and 2007 are presented on a consolidated basis; the year ended December 31, 2006, is presented on a non-GAAP basis, as it combines the historical financial information of our predecessor for the period from January 1, 2006 to December 3, 2006, and the financial information of the successor for the period from December 4, 2006 to December 31, 2006. The Predecessor and Successor use different bases and accounting methods.

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

(5)
For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expenses that management believes is representative of the interest component of rental expense. For the fiscal year ended December 31, 2010, 2009, 2008 and 2007 and for the period from December 4, 2006 to December 31, 2006, earnings were insufficient to cover fixed charges and there was a deficiency of $65.2, $26.2, $1,108.1, $219.4, and $73.2, respectively. The ratio is not a requirement for the Predecessor period. For a breakdown of the calculation of the ratio of earnings to fixed charges, see Exhibit 12 to this Annual Report of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2010, 2009 and 2008 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
Basis of Presentation
On December 3, 2006, the MPM Group acquired GE Advanced Materials, an operating unit within the Industrial Segment of GE. The purchase price for GE Advanced Materials was approximately $3.78 billion, including purchase price adjustments paid in August 2007. Since 2006, we have operated as a stand-alone entity with two operating segments: Silicones and Quartz.
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
Our Silicones business has a diversified revenue base across a variety of end-markets, which has historically reduced our vulnerability to macroeconomic trends. Furthermore, our Silicones products are often used in niche applications that represent a small portion of our customers' material costs. Our Quartz business is more directly affected by the growth of a small number of industries and generally follows trends in those industries. As a result of the global recession, we experienced a year-over-year decline of approximately 20% in Silicones' sales in 2009 with declines across most of our end markets and geographic areas. Our Silicones sales in 2010 were positively impacted year-over-year primarily due to improved global economic conditions and inventory restocking. The Quartz business experienced a sales decline during 2009 of approximately 33%, primarily as a result of the continuation of the cyclical downturn in demand for semiconductor capital goods exacerbated by the global recession. In 2010 sales in our Quartz business increased by approximately 77% , primarily as a result of the strong overall demand in the semiconductor industry and a rebound in global economic activity.
We have a global sales presence with 38%, 30% and 32% of our 2010 revenues compared to 37%, 33% and 30% of our 2009 revenues generated in the Americas, Europe and Asia, respectively. The diversity of the customer base coupled with our strategy of growing our sales of high value specialty products generally enhances the stability of our revenues. With respect to the Silicones business, over time, we have migrated our product mix towards more specialty formulations, which historically have tended to be somewhat insulated from economic downturns. With respect to our Quartz business, selling prices are relatively stable due to the high value, technology content of our applications.
Cost of Sales, excluding Depreciation. The principal components of our cost of sales are raw materials, labor and energy costs. The cost of silicon metal comprised approximately 26% of our total raw material costs in our Silicones' manufacturing processes in 2010. The spot market price of silicon metal was at an all time high in 2008 but declined during the last quarter of the year and throughout most of 2009. In 2010, there was an increase in demand over the prior year for aluminum as well as chemical grade silicon metal and silicon metal spot prices increased over the course of the year. With demand continuing to pick up in the aluminum and silicon industries we expect silicon metal spot prices to continue to rise in 2011. Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from primarily one supplier, Unimin Corporation. Because Unimin controls more than 90% of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. Our long-term agreement with Unimin that spanned from 2005-2010 expired on December 31, 2010. We recently amended this agreement to extend the term through December 31, 2011 and amend certain provisions regarding pricing and volume purchase requirements, among others. Our other primary raw material inputs range from platinum to hydrochloric acid with no other single raw material accounting for a material portion of our total raw material costs. At this time, we expect to achieve significant cost savings and synergies in raw material procurement under the Shared Services Agreement.
The other significant components of our cost of sales are labor (which includes wages, salary, and benefit expenses attributable to our manufacturing personnel) and energy. Our labor costs are primarily driven by resource levels and local wage structures along with inflation and represented approximately 14% of our cost of sales for 2010. Plant employees at a non-managerial level are primarily unionized or represented by work councils. Our energy costs represented approximately 8% of our cost of sales for 2010. Energy costs include the cost of natural gas and electricity that are used to convert raw materials to finished goods in our production processes. As a part of our natural gas hedging program, we purchased natural gas options during the fourth quarter of 2009 and throughout 2010 to limit our exposure to a portion of our costs for natural gas in the U.S. in 2010 and 2011. The results of any hedging transactions we enter into could be positive, neutral or negative in any period depending on the price changes in the hedged exposures.
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
Research and Development Expenses. In 2010 and 2009, we spent an amount equal to approximately 3% of such year's revenues on research and development. Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and third party testing companies, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we expect will lead to new products.
Other Income (Expense). Other income (expense) primarily includes (loss) gain on extinguishment and exchange of debt, interest income and expense, and realized and unrealized gains and losses on foreign currency forward contracts. Since the completion of the GE Advanced Materials Acquisition, we have a significant amount of third-party indebtedness and substantial debt service requirements that has resulted in significantly higher interest expense.
Currency Exchange Rates. Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder's equity (deficit) in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period and the aggregate gains and losses on these transactions are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Certain non-U.S. operations use the United States dollar as their functional currency since a majority of their activities are transacted in United States dollars.
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
Goodwill and Other Intangible Assets. Our intangible assets with estimable useful lives of up to 20 years are amortized using the straight-line method. Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment. We test goodwill for impairment on an annual basis and between annual tests in certain circumstances. This assessment requires us to estimate the fair market value of our reporting units. If we determine that the fair values of our reporting units are less than their carrying amounts, absent other facts to the contrary, we must recognize an impairment charge for the associated goodwill of the reporting unit against earnings in our consolidated financial statements. Based on the guidance provided by the Goodwill and other Topics, ASC 350-20-35, we have determined that the Silicones and Quartz operating segments represent two reporting units for the purposes of the annual goodwill impairment evaluation. Segment management manages Silicones as a global business; however, discrete financial information is prepared for the three geographic regions of the segment and is regularly reviewed by segment management. Pursuant to ASC 350-20-35, the three geographic regions represent components of the Silicones segment, however, based on their economic similarities, they can be aggregated to form one reporting unit. Segment management for Quartz does not review discrete financial information for its geographic regions, and therefore, it represents one reporting unit.
Goodwill is evaluated for impairment using the two-step process as prescribed in the Goodwill and other Topic, ASC 350-20-35. The first step is to compare the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for our reporting units, we use a combination of a discounted cash flow model and a market multiple model, both weighted equally. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The benefit to the discounted cash flow model is that it incorporates management's understanding of the business and factors in company specific data that may not be representative of other market participants. The market multiple method requires management to select a representative sample of peer companies to incorporate into the model. Utilizing financial information available for the peer companies, management arrives at a market multiple that is applied to our projected EBITDA to arrive at the estimated fair value of the reporting unit. The benefit to the market multiple model is that it incorporates external market factors and the performance of other similar market participants in order to arrive at an estimate of fair value. In preparing the goodwill impairment analysis, we believe that an equal weighting of the two models is the most meaningful manner in which to arrive at an estimate of fair value as it incorporates both internal knowledge of the Company as well as the external market factors to which we are exposed.
In conjunction with the 2010 and 2009 annual goodwill impairment tests, the fair value of the Silicones reporting unit was determined to be substantially in excess of the carrying value. The goodwill attributable to the Quartz reporting unit was completely written off in 2008. As such, we did not record a goodwill impairment charge during 2010 and 2009. During the fourth quarter of 2008, we recorded a pre-tax goodwill impairment charge of $700.0 million and $157.5 million for our Silicones and Quartz reporting units, respectively, on the Consolidated Statement of Operations.
Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting unit and the effects of changes in circumstances affecting this valuation, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.
Pension Liabilities. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. We discount those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.
To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal benefit plans’ assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios.
Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. Deferred tax assets are subject to valuation allowances based upon management's estimates of realizability.
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
2010 Overview

•	Net sales increased 24% in 2010 as compared to 2009 primarily due to higher demand and inventory restocking as the global economy experienced modest recovery.

•
We achieved significantly higher profitability during 2010, as Adjusted EBITDA increased $240 million from 2009. As a percentage of sales, Adjusted EBITDA increased 6.6 percentage points compared to last year. These results were primarily due to sales volume increases and plant volume leverage.

•	We generated strong cash flows from operations in 2010 primarily due to gains in operating income.

•
We expanded our presence in emerging countries with the start-up of our siloxane manufacturing joint venture in Jiande, China and our new finishing plant in Chennai, India in the fourth quarter and second quarter of 2010, respectively.

•
On October 1, 2010, we and Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) (“MSC”) became indirect subsidiaries of a new holding company, Momentive Performance Materials Holdings LLC. In connection with this transaction, we entered into a Shared Services Agreement with MSC, pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. We believe that through our relationship with MSC we can significantly improve our cost structure and accelerate our growth.

•	We extended our debt maturity profile, strengthening our balance sheet, through the following actions:

•
We refinanced approximately $1.25 billion USD equivalent of senior unsecured notes due 2014 with approximately $1.37 billion USD equivalent of second priority springing lien notes due 2021, reducing our weighted average coupon rate on this debt from 9.6% to 9.1%. The bond offering, bond exchange, cash tenders and bond redemption that made up this refinancing closed on various dates in November and December 2010.

•
We obtained commitments from certain existing revolving facility lenders and certain other financial institutions in October and November 2010 to provide a new and/or extended revolving facility for the full $300 million under our existing revolving credit facility. These commitments, which are subject to customary closing conditions, will take effect at our option on or no more than five business days prior to December 3, 2012 and will mature on December 3, 2014, subject to certain exceptions.

Recent Developments
In February 2011, we amended our credit agreement governing our senior credit facilities. Under the amendment, we extended the maturity of approximately $839.5 million aggregate U.S. dollar equivalent principal amount of our U.S. dollar and Euro denominated term loans held by consenting lenders from December 4, 2013 to May 5, 2015 and increased the interest rate on these term loans 125 basis points to LIBOR plus 3.5% and Euro LIBOR plus 3.5%, respectively, among other actions.
Business Outlook
We achieved strong results in 2010, with Adjusted EBITDA, both in absolute dollars and as a percentage of sales, coming in at an all-time high. Although sales have not yet returned to 2008 pre-recessionary levels, volumes increased significantly compared to 2009 as global economic conditions improved throughout the year. We also benefited from a streamlined cost structure reflecting the cost restructuring actions we took during the recession. Our strategy of providing customers with specialty products that enhance their performance served us well in the year. The emerging markets of China, India, Latin America and South Asia continued to grow much faster than the developed regions of the world. Recent investments in China and India complement our global footprint and will help us expand our business in these regions. In 2010, we also saw particular strength in the automotive, construction, semiconductor and furniture sectors. Customer spending behavior, however, remains cautious and heavily dependent on continued economic growth. Although we expect to benefit from higher volumes in 2011 as a result of modest improvement in global economic conditions, our costs for silicon metal and petroleum-based materials will likely be significantly higher based on current market prices and negotiated supply agreements. We believe our pricing actions taken in 2010 and early 2011 will compensate for the inflation in raw materials and energy costs. In 2011, we will continue to focus on effective cost and working capital management, maximizing the synergies from our relationship with MSC and providing high-value specialty products to our customers.

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollar and percentages of net sales, for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	(dollars in millions)
Net sales	$2,588.4	100.0%	$2,083.5	100.0%	$2,639.2	100.0%
Costs and expenses:
Cost of sales, excluding depreciation	1,645.5	63.6%	1,420.5	68.2%	1,837.8	69.6%
Selling, general and administrative expenses	585.3	22.6%	537.0	25.8%	660.0	25.0%
Research and development expenses	73.0	2.8%	62.8	3.0%	75.7	2.9%
Restructuring and other costs	23.1	0.9%	22.9	1.1%	44.8	1.7%
Goodwill impairment charge	—	—	—	—	857.5	32.5%
Operating income (loss)	261.5	10.1%	40.3	1.9%	(836.6)	(31.7)%
Other income (expenses)
Interest expense, net	(249.1)	(9.6)%	(257.3)	(12.3)%	(277.0)	(10.5)%
Other income (expense), net	0.3	—	12.1	0.6%	5.5	0.2%
(Loss) gain on extinguishment and exchange of debt	(77.9)	(3.0)%	178.7	8.6%	—	—
Loss before income taxes	(65.2)	(2.5)%	(26.2)	(1.3)%	(1,108.1)	(42.0)%
Income taxes (benefit)	(2.3)	(0.1)%	15.5	0.7%	(110.5)	(4.2)%
Net loss	$(62.9)	(2.4)%	$(41.7)	(2.0)%	$(997.6)	(37.8)%
Net (income) loss attributable to the noncontrolling interest	(0.8)	—	(0.1)	—	0.5	—
Net loss attributable to Momentive Performance Materials Inc.	(63.7)	(2.4)%	(41.8)	(2.0)%	(997.1)	(37.8)%
Net Sales by Segment
Silicones	$2,286.1	88.3%	$1,912.9	91.8%	$2,383.3	90.3%
Quartz	302.3	11.7%	170.6	8.2%	255.9	9.7%
Total	$2,588.4	100.0%	$2,083.5	100.0%	$2,639.2	100.0%
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net Sales. Net sales in the fiscal year ended December 31, 2010 were $2,588.4 million, compared to $2,083.5 million for the same period in 2009, an increase of 24.2%. The increase was primarily due to an increase in sales volume of 23.6% and an increase in selling prices of 0.9%, offset by fluctuations in exchange rates of 0.3%. Foreign exchange impacts were primarily related to the strengthening in the U.S. dollar against the Euro and Yen.
Net sales for our Silicones segment in the fiscal year ended December 31, 2010 were $2,286.1 million, compared to $1,912.9 million for the prior-year period in 2009, an increase of 19.5%. The increase was primarily due to an increase in sales volume of 19.2% and an increase in selling prices of 0.6%, offset by fluctuations in exchange rates of 0.3%. Sales volume for our Silicones segment was positively impacted by stronger demand in the construction, automotive, electronics, transportation, oil and gas and furniture sectors. Most product groups and all regions saw improvements in volume versus the prior year. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.
Net sales for our Quartz segment in the fiscal year ended December 31, 2010 were $302.3 million, compared to $170.6 million for the prior-year period in 2009, a increase of 77.2%. The increase was primarily a result of strong overall demand on a year-over-year basis for semiconductor related products. We expect semiconductor related product sales to remain strong through the first half of 2011.
Cost of Sales, excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal year ended December 31, 2010 were $1,645.5 million compared to $1,420.5 million for the prior-year period in 2009, an increase of 15.8%. The increase was primarily due to higher sales volume of 23.6% and inflation in raw material costs of 3.2%, partially offset by higher factory leverage, savings from restructuring and cost actions and deflation in energy related costs.
Cost of sales, excluding depreciation, for our Silicones segment were $1,480.8 million, compared to $1,312.7 million for the prior-year period in 2009, an increase of 12.8%. The increase was primarily due to higher sales volume of 19.2% and higher raw material related costs of 3.5%, partially offset by favorable factory leverage and savings from restructuring and cost actions.
Cost of sales, excluding depreciation, for our Quartz segment were $164.7 million compared to $107.8 million for the prior-year period in 2009, an increase of 52.8%. The increase was primarily due to higher sales volume offset by savings from restructuring and cost actions, favorable factory leverage, and deflation in energy related costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2010 were $585.3 million, compared to $537.0 million for the prior-year period in 2009, an increase of 9.0%. The increase was primarily due to the restoration of pay and benefits for certain salaried employees whose compensation was temporarily reduced in 2009, as well as higher sales commissions and incentives, unfavorable fluctuations in foreign currency exchange rates, and higher depreciation and amortization expense of $5.5 million.
Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2010 were $73.0 million, compared to $62.8 million for the prior-year period in 2009, an increase of 16.2%. The increase was primarily due to new projects and restoration of pay and benefits for certain salaried employees whose compensation was temporarily reduced in 2009.
Restructuring and Other Costs. Restructuring and other costs in the fiscal year ended December 31, 2010 were $23.1 million, compared to $22.9 million for the prior-year period in 2009. For the fiscal year ended December 31, 2010, these costs were comprised of restructuring costs of $3.1 million and other costs of $20.0 million, $12.5 million of which was for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at our Waterford, NY facility in January 2009. For the fiscal year ended December 31, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $22.1 million and other services of $0.8 million.
Interest Expense, Net. Interest expense, net for the fiscal year ended December 31, 2010 was $249.1 million, compared to $257.3 million for the prior-year period in 2009. The decrease was primarily due to overall lower interest rates on our variable-rate term loans, partially offset by foreign currency exchange rate fluctuations.
Other Income (Expense), Net. Other income in the fiscal year ended December 31, 2010 was $0.3 million, compared to other income of $12.1 million for the prior-year period in 2009. For the year ended December 31, 2009, other income included a realized gain of $4.0 million and an unrealized gain of $6.0 million due to the settlement of our foreign currency forward contracts in March 2009.
(Loss) Gain on Extinguishment and Exchange of Debt. In conjunction with our debt refinancing in November 2010, we recognized a loss of $77.9 million on the extinguishment and exchange of debt. In conjunction with our exchange of debt completed in June 2009, we recognized a gain on the exchange of debt of $178.7 million.
Income Taxes. The effective income tax rate was 3.45% for the year ended December 31, 2010 compared to -59.10% for the year ended December 31, 2009. Excluding the loss on the extinguishment and exchange of debt, the effective income tax rates for the years ended December 31, 2010 and 2009 would have been- 17.71% and - 7.55%, respectively. The change in the effective tax rate in 2010 was primarily due to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in the various jurisdictions in which we operate, foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the release of a valuation allowance in certain non-U.S. jurisdictions. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. in the fiscal year ended December 31, 2010 was $63.7 million, compared to a net loss of $41.8 million for the year ended December 31, 2009. The change was a result of the effects described above.
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
We continued to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products. Demand for specialty products was impacted less by the recession compared to core products.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2009 were $537.0 million, compared to $660.0 million for the same period in 2008, a decrease of 18.6%. The decrease was primarily due to lower depreciation and amortization expense of $45.9 million combined with management's efforts to reduce operating expenses through productivity and cost reduction initiatives, including temporary pay and benefit reductions for our salaried workforce of approximately $15.0 million and $4.0 million, respectively. Selling, general and administrative expenses in 2009 also benefited from foreign currency exchange rate fluctuations.
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

Gain on Exchange of Debt. In conjunction with the private exchange offers to exchange $200.0 million aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 for certain of our outstanding unsecured notes completed in June 2009, we recognized a gain on the exchange of debt of $178.7 million.
Income Taxes. The effective income tax rate was - 59.10% for the year ended December 31, 2009 compared to 9.97% for the year ended December 31, 2008. Excluding the gain on the exchange of debt, the effective income tax rate for the year ended December 31, 2009 would have been - 7.55%. The change in the effective tax rate in 2009 was primarily due to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in the various jurisdictions in which we operate, foreign exchange gains, goodwill impairment in 2008, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the reversal of a deferred tax liability for certain long-lived taxable temporary differences. The valuation allowance was maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. in the fiscal year ended December 31, 2009 was $41.8 million, compared to net loss of $997.1 million for the same period in 2008. The change was a result of the effects described above.

Liquidity and Capital Resources

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)
Cash provided by operating activities	$262.2	$26.6	$77.0
Cash used in investing activities	(98.6)	(80.5)	(149.1)
Cash (used in) provided by financing activities	(112.5)	(70.6)	170.3
Increase (decrease) in cash and cash equivalents, before effect of exchange rate changes on cash	$51.1	$(124.5)	$98.2
Operating Activities. Cash provided by operating activities in the fiscal year ended December 31, 2010 was $262.2 million, compared to $26.6 million and $77.0 million for the prior-year periods in 2009 and 2008, respectively. Cash provided by operating activities in 2010 was primarily due to operating income and increases in trade payables, accrued expenses and other liabilities, partially offset by increases in receivables and inventories. Cash provided by operating activities in 2009 was primarily due to a decrease in working capital associated with management's cash management initiatives. Cash provided by operating activities in 2008 was primarily due to decreases in accounts receivable and inventory as a result of management's working capital initiatives, partially offset by a payment made to GE associated with the settlement of a pre-Acquisition inter-company obligation and decreases in accounts payable and accrued expenses.
Investing Activities. Cash used in investing activities in the fiscal year ended December 31, 2010 was $98.6 million, compared to $80.5 million and $149.1 million for the prior periods in 2009 and 2008, respectively. Cash used in investing activities in 2010 was primarily due to ongoing expenditures for environmental, health and safety compliance and maintenance projects and increased investments in growth projects. Cash used in investing activities in 2009 was primarily due to ongoing expenditures for environmental, health and safety compliance and maintenance projects. During 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and, accordingly, reduced capital spending. Cash used in investing activities in 2008 was primarily due to cash spent on the completion of our Nantong facility in China and ongoing environmental, health and safety compliance and maintenance projects.
Financing Activities. Cash used in financing activities was $112.5 million in the fiscal year ended December 31, 2010, compared to cash used in financing activities of $70.6 million and cash provided by financing activities of $170.3 million for the prior-year periods in 2009 and 2008, respectively. Cash used in financing activities in 2010 was primarily due to principal payments of $100 million against our revolving credit facility, scheduled principal payments of $21.8 million related to our term loans and China Construction Bank construction loan, and principal payments, debt issuance costs and payments related to the extinguishment of debt in connection with our tender offer for our senior notes of $839.8 million offset by proceeds from issuance of long-term debt of $848.2 million. Cash used in financing activities in 2009 was primarily due to a net principal payment of $50.0 million under our revolving credit facility, payments of $6.7 million of debt issuance costs associated with the exchange of our debt, principal payments of $14.7 million and a $4.9 million capital contribution to our siloxane joint venture in Jiande, China, offset by a $5.7 million borrowing by our subsidiary in India related to the investment in our manufacturing plant in Chennai, India. Cash provided by financing activities in 2008 was primarily due to additional long-term borrowings from China Construction Bank of $38.5 million associated with the construction of our Nantong, China manufacturing facility, the draw down of $150.0 million against our $300.0 million revolving credit facility and short-term borrowings of $2.3 million associated with our India operation, partially offset by $14.4 million of principal payments on our term loans under our senior secured credit facilities, $1.2 million of principal payments on our China Construction Bank construction loan and a $4.9 million capital contribution to our siloxane joint venture in Jiande, China.
For 2011, we expect the following significant cash outflows: interest payments on our fixed rate Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $155 million in total (with a first quarter payment of approximately $24 million, pro-rated for the issue dates of the Second-Priority Springing Notes in November 2010, a third quarter payment of approximately $62 million and second quarter and fourth quarter payments of approximately $34 million); principal due quarterly and interest payments (due monthly) on our variable rate term loans under our senior secured credit facilities of approximately $11 million and $29 million (depending on interest rate and foreign exchange fluctuations), respectively; principal (due semi-annually) and interest (due quarterly) related to our China Construction Bank construction loan of approximately $13 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively; global pension fund contributions of approximately $18 million and income tax payments estimated at $15 million. Capital spending in 2011 is expected to be between $120 million and $130 million. We expect to fund these significant outflows with cash on-hand and cash generated from operations.
Liquidity. We are a highly leveraged company. Our primary sources of liquidity are cash on-hand, cash flow from operations and funds available under our senior secured credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.
We had $2,978.8 million of indebtedness (including short-term borrowings) at December 31, 2010. Accordingly, we have significant debt service obligations. In addition, at December 31, 2010, we had $511.2 million in liquidity, including $254.4 million of unrestricted cash and cash equivalents, and $256.8 million of borrowings available under our revolving credit facility. Our net working capital (defined as trade receivables and inventories less trade payables) at December 31, 2010 was $407.7 million.
Our senior secured credit facilities at December 31, 2010 consist of two variable-rate term loans in an aggregate principal amount of approximately $1,010.1 million, a $300.0 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100.0 million, and a $33.6 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH. The term loans, one of which is denominated in Euros, and our synthetic letter of credit facility are extended to Momentive Performance Materials GmbH.
There were no borrowings outstanding under the revolving credit facility as of December 31, 2010. The outstanding letters of credit under the revolving credit facility at December 31, 2010 were $43.2 million, leaving unused borrowing capacity of $256.8 million. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2010 were $31.8 million, leaving unused capacity of $1.8 million.
On February 3, 2011, we entered into an amendment agreement to amend our credit agreement governing our senior credit facilities. Under the amendment agreement, which closed on February 10, 2011, we extended the maturity of approximately $436 million and €294 million of our U.S. and Euro denominated term loans held by consenting lenders from December 4, 2013 to May 5, 2015 and increased the interest rate on these term loans 125 basis points to LIBOR plus 3.5% and Euro LIBOR plus 3.5%, respectively, among other actions. The original U.S. and Euro denominated terms loans of approximately $68 million and €90 million that were not extended continue to have a maturity date of December 4, 2013 and an interest rate of LIBOR plus 2.25% and Euro LIBOR plus 2.25%, respectively.
Principal repayments on our term loans are due and payable in quarterly installments of approximately $2.7 million (depending on exchange rates), representing 0.25% of the original principal amounts, on the last day of each calendar quarter. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced to 0% depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement; (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). Although we had excess cash flow under the terms of the credit agreement in 2010, we were not required to prepay any of the term loans under subsection (1) above because the ratio of our net first-lien secured indebtedness to Adjusted EBITDA was below 1.5:1. We did not have excess cash flow under the terms of the credit agreement in calendar year 2008 and 2009.
The current revolving credit facility is available until December 3, 2012. In late 2010, however, we obtained commitments from certain existing revolving facility lenders and certain other financial institutions to provide a new and/or extended revolving facility for the full $300 million under our existing revolving credit facility. The commitments are subject to customary conditions and will take effect on or no more than five business days prior to December 3, 2012, in the case of a new lender, and the earlier of such date or the effective date of an amendment to our senior secured credit facility that extends the revolver maturity date, in the case of an existing lender. The commitments for the new revolving facility will mature on December 3, 2014 (the “extended revolver maturity date”). In the event more than $500 million of our term loans mature prior to 91 days after the extended revolver maturity date, the revolver loans outstanding under the new revolving facility must be repaid in full at least 91 days prior to such maturity date of such term loans and the revolver loans may not be drawn thereunder until such term loans are repaid and/or their maturity date extended to a date not earlier than 91 days after the extended revolver maturity date. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013.
At December 31, 2010, we have outstanding $1,160.7 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the “Dollar Fixed-Rate Notes”), €150.0 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Second-Priority Springing Lien Notes”), $200.0 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”) and $381.9 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second-Priority Springing Lien Notes, Second Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
The Second-Priority Springing Lien Notes are guaranteed on a senior unsecured (or, following the occurrence of certain events, a second-priority secured) basis by our existing domestic subsidiaries that are guarantors under our senior secured credit facilities and each of our future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Second-Priority Springing Lien Notes. The portion of the Second-Priority Springing Lien Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9% and 9 1/2%, respectively, payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2011.
The Second Lien Notes are guaranteed on a senior secured basis by each of our existing and future U.S. subsidiaries that is a guarantor under our existing senior secured credit facilities. The Second Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facilities. The Second Lien Notes mature on June 15, 2014 and bear interest at a rate per annum of 12 1/2%, payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009.
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
Our senior secured credit facilities contain various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit facility (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. In addition, our senior secured credit facilities and notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to significant exceptions.
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
Potential Debt Repurchases and Other Transactions
From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates, including Apollo, may seek to acquire (and have acquired) notes or other indebtedness of MPM through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.
Effect of Inflation
In 2010, inflation in commodities, such as silicon metal, methanol and platinum, unfavorably impacted our operating results but were offset by increased sales volume. In 2009, deflation in certain costs, such as methanol, natural gas, and non-key materials, favorably impacted our operating results, but were offset by lower sales volume. In 2008, we experienced inflation in materials, silicon metal, methanol and energy related costs, which were partially offset by higher selling prices passed on to our customers.
While we have experienced inflation and deflation in certain input costs, such as silicon metal, methanol, non-key materials and energy related costs during the last three years, the overall effect on our operating results over this period has been primarily offset by changes in selling prices and cost reduction actions. We cannot assure investors that we will be able to offset general inflation with increased selling prices and cost reduction actions in the future.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements other than letters of credit disclosed in note 9 and operating leases disclosed in note 14(d) of the Notes to our Consolidated Financial Statements.
Seasonality
We do not experience significant seasonality of demand, although sales are generally slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to the economic downturn in late 2008 and 2009 and the subsequent recovery in 2010.
Contractual Obligations and Commitments
The following table reflects certain of our contractual obligations and commitments as of December 31, 2010, and the period in which such contractual obligations come due.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt (1)	$3,007.3	$24.8	$1,028.0	$214.2	$1,740.3
Interest on long term debt (2)	1,717.5	187.1	445.5	360.7	724.2
Pension plan contributions (3)	17.6	17.6	—	—	—
Pension and other postirement benefits (4)	35.7	5.5	13.2	17.0	—
Restructuring reserves	3.4	3.4	—	—	—
Deferred taxes (5)	—	—	—	—	—
Operating leases	53.0	15.9	17.9	10.9	8.3
Purchase obligations (6)	1,824.5	130.4	262.9	247.9	1,183.3
	$6,659.0	$384.7	$1,767.5	$850.7	$3,656.1

____________________________________

(1)	Long-term debt includes portions of the term loan and Second-Priority Springing Lien Notes that are denominated in euros.

(2)
Interest on long-term debt consists of interest on the fixed rate Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes and the variable rate term loans, the China Construction Bank Construction Loan and India Bank Medium Term Note until the debt maturity date. Variable rate interest is calculated using a LIBOR value of 0.3% for the term loan denominated in U.S. dollars and 0.8% for the term loan denominated in Euros at December 31, 2010.

(3)
The Company's planned pension contributions for 2011 are included in this schedule. The amount of contributions after 2011 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2011 are not included in this schedule.

(4)
Pension and other postretirement benefits include estimated payments made from Company assets related to certain foreign pension benefits and domestic postretirement benefits. No estimate of the payments after five years has been provided due to many uncertainties.

(5)	Estimated payments for taxes are not included in this table due to the uncertain timing of the ultimate cash settlement.

(6)
Purchase obligations include our unconditional purchase obligations, which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and delivery dates. Purchase obligations, including existing agreements to purchase siloxane and silica, are based upon the applicable purchase price at December 31, 2010. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in note 3 to our Consolidated Financial Statements.

(7)	As adjusted for the amendment agreement, which became effective on February 10, 2011, our debt service obligations are as follows at December 31, 2010:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt	$3,007.3	24.8	228.5	1,013.7	1,740.3
Interest on long term debt	$1,803.1	197.2	468.4	413.3	724.2

Recent Accounting Pronouncements
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification.
The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position and results of operations.
In January 2010, the FASB issued ASU 2010-6, <>Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements<>. This ASU requires new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. This ASU is effective for interim and annual periods beginning after December 15, 2009. The Company adopted the provisions of this ASU and it did not have a material impact to its consolidated financial statements.
Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Consolidations Topic, ASC 810-10, requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company adopted the provisions of this ASC, which did not have a material impact to its consolidated financial statements.

Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Transfers and Servicing Topic, ASC 860-10, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This ASC must be applied to transfers occurring on or after the effective date. The Company adopted the provisions of this ASC, which did not have a material impact to its consolidated financial statements.
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
In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. In addition, our ability to incur indebtedness or make investments is restricted under the indentures governing our notes unless we have an Adjusted EBITDA to fixed charges ratio (measured on a last twelve months basis) of at least 2.00 to 1.00. “Fixed charges” are defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of December 31, 2010, we were able to satisfy this test and incur additional indebtedness under the indentures. The restrictions on our ability to incur indebtedness or make investments under the indentures are also subject to other significant exceptions. On December 31, 2010, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facilities and the covenants under the indentures governing the notes.
Financial Measures that Supplement GAAP
EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for non-recurring items and other adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facilities may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, as included in the calculation of Adjusted EBITDA below, the measure allows us to add estimated cost savings and operating synergies related to operational changes ranging from restructuring to acquisitions to dispositions as if such event occurred on the first day of the four consecutive fiscal quarter period ended on or before the occurrence of such event and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred. Adjusted EBITDA excludes the EBITDA of one of our subsidiaries that is designated as an Unrestricted Subsidiary under our debt documents. We define Combined Adjusted EBITDA as Adjusted EBITDA modified to include the EBITDA of one of our subsidiaries that is designated as an Unrestricted Subsidiary under our debt documents. Combined Adjusted EBITDA is one of the primary performance measures used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources.
EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA , Adjusted EBITDA and Combined Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA, Adjusted EBITDA or Combined Adjusted EBITDA, which are non-GAAP financial measures, as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) and Combined Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.	$(63.7)	$(41.8)	$(997.1)
Loss (gain) on extinguishment and exchange of debt	77.9	(178.7)	—
Interest expense, net	249.1	257.3	277.0
Income taxes	(2.3)	15.5	(110.5)
Depreciation and amortization	197.1	191.6	237.4
EBITDA	458.1	243.9	(593.2)
Noncontrolling interest (a)	0.8	0.1	(0.5)
Restructuring and non-recurring (b)	23.1	22.9	44.8
Pro forma cost savings and Inventory Optimization (c)	—	23.9	56.0
Non cash and purchase accounting effects (d)	7.1	(4.6)	863.7
Exclusion of unrestricted subsidiary results (e)	(19.5)	(2.3)	2.0
Management fee and other (f)	4.0	—	4.3
Pro forma savings from shared services agreement (g)	50.0	—	—
Adjusted EBITDA	$523.6	$283.9	$377.1
Inclusion of unrestricted subsidiary results	19.5	2.3	(4.3)
Combined Adjusted EBITDA	$543.1	$286.2	$372.8
Combined Adjusted EBITDA excluding pro forma savings
from the shared services agreement	$493.1	$286.2	$372.8

Key Calculations under Credit Agreement
Total Senior Secured Net Debt	$765.2
Senior Secured Leverage Ratio for the twelve-month period ended December 31, 2010	1.46
____________________________________

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.

(b)	Relates primarily to restructuring and non-recurring costs.

(c)
Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management, including headcount reductions, indirect cost savings, and inventory optimization programs. For the fiscal years December 31, 2009 and December 31, 2008, estimated cost savings includes facility rationalizations and headcount reductions.

(d)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) purchase accounting, (iii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iv) unrealized natural gas derivative gains or losses, and (v) reserve changes and impairment charges. For the fiscal year ended December 31, 2010, non-cash items include: (i) stock-based compensation expense of $2.8, (ii) unrealized foreign currency exchange loss of $3.9, and (iii) unrealized loss on natural gas derivative contracts not designated as cash flow hedges of $0.4. For the fiscal year ended December 31, 2009, non-cash items include: stock-based compensation expense of $0.7; (ii) unrealized foreign currency exchange gain of $4.4; (iii) unrealized gain on natural gas derivative contracts not designated as cash flow hedges of $0.9. For the fiscal year ended December 31 2008, non-cash items include: stock-based compensation expense of $1.2; (ii) unrealized foreign currency exchange loss of $3.9; (iii) unrealized loss on natural gas derivative contracts not designated as cash flow hedges of $1.1; and (iv) goodwill impairment charge of $857.5.

(e)	Reflects the exclusion of EBITDA of one of our subsidiaries that is designated as an Unrestricted Subsidiary under our debt documents.

(f)	Management Fees and Other include management and other fees to Apollo and affiliates.

(g)	Represents estimated cost savings, on a pro forma basis, from the Shared Services Agreement with MSC.

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
Interest Rate Risk. We have issued fixed and variable-rate debt to finance the GE Advanced Materials Acquisition and will be subject to the variations in interest rates in respect of our floating-rate debt. Borrowings under our senior secured credit facilities accrue interest at variable rates. In March 2008, however, we entered into an interest rate swap agreement with a notional amount of $185 million to protect a portion of our variable rate term loan debt under our senior secured credit facilities from interest rate volatility. Pursuant to the swap agreement, which expired on March 31, 2010, we agreed to pay a fixed rate charge on the notional amount in exchange for receiving floating payments based on one-month LIBOR on the same amount. Assuming our term loans are funded entirely in U.S. dollars, a 100-basis-point increase in LIBOR on our debt balances outstanding as of December 31, 2010 under our senior secured credit facilities (including our synthetic letter of credit facility) would increase our annual interest expense by $10.1 million. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
Commodity Price Risk. We are subject to changes in our costs of sales caused by fluctuations in prices of commodities and raw materials. We pursue ways to diversify and minimize material costs through second sourcing and low-cost country sourcing. Also, we will consider hedging strategies that minimize risk or reduce volatility when available.
Foreign Exchange Risk. Revenue denominated in foreign currencies accounted for approximately 46% and 48% of our total worldwide revenue for 2010 and 2009, respectively. As a result, we have exposure to foreign exchange risk related to transactions denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both inter-company and third-party) and loan repayments. If the U.S. dollar strengthens by 1%, our operating income would be reduced by approximately $2 million per year.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective to provide reasonable assurance that the information the Company is required to disclose in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
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
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2010 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our 2010 financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting as of December 31, 2010, which is included herein.
Change in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 23, 2011, the Compensation Committee of the Board of Managers of Momentive Holdco approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “Plan”). Our directors, executive officers and selected key members of management are eligible to participate in the Plan. Under the Plan, Momentive Holdco can award unit options, unit awards, restricted units, restricted deferred units, and other unit-based awards.
Also on February 23, 2011, the Committee made awards of restricted deferred units and unit options to certain participants, including our directors and named executive officers. The following grants were made to our Chief Executive Officer, our Chief Financial Officer and our other Named Executive Officers:
Craig O. Morrison - 193,667 restricted deferred units, 581,001 unit options
William H. Carter - 154,934 restricted deferred units, 464,801 unit options
Steve P. Delarge - 8,198 restricted deferred units, 24,593 unit options
John C. Dandolph - 13,500 restricted deferred units, 40,500 unit options
Douglas A. Johns - 40,320 restricted deferred units, 120,960 unit options
Anthony B. Greene - 22,427 restricted deferred units, 67,282 unit options
The restricted deferred units are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdco. The unit options are options to purchase common units of Momentive Holdco. The awards made pursuant to the Plan will vest based on continued service and the achievement of certain unit prices following certain transactions involving Momentive Holdco. The awards contain restrictions on transferability and other typical terms and conditions.
On February 24, 2011, Momentive Performance Materials Quartz, Inc., our wholly-owned subsidiary (“MPM Quartz”), entered into an Extension and Amendment effective as of December 31, 2010 (the “Amendment”) to the Quartz Sand Products Purchase Agreement by and between Unimin Corporation and MPM Quartz. The amendment extends the term of the original supply agreement through December 31, 2011, subject to the early termination provisions therein, and amends provisions regarding pricing and volume purchase requirements, among others.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following sets forth our executive officers and directors as of February 21, 2011. All of our executive officers, other than Mr. Delarge, are also executive officers of Momentive Specialty Chemicals Inc.

Name	Age	Title
Craig O. Morrison	55	Director, Chairman, President and Chief Executive Officer
William H. Carter	57	Director, Executive Vice President and Chief Financial Officer
Scott M. Kleinman	38	Director
Jordan C. Zaken	36	Director
David B. Sambur	30	Director
Steven P. Delarge	53	Executive Vice President, President-Silicones and Quartz Division
Judith A. Sonnett	54	Executive Vice President-Human Resources
Douglas A. Johns	53	Executive Vice President, General Counsel and Secretary
Kevin W. McGuire	51	Executive Vice President-Business Processes and Information Technology
Nathan E. Fisher	45	Executive Vice President-Procurement
Anthony B. Greene	51	Executive Vice President-Business Development and Strategy
George F. Knight	54	Senior Vice President- Finance and Treasurer

Craig O. Morrison was elected President and Chief Executive Officer and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010. Mr. Morrison was also elected President and Chief Executive Officer and a director of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) effective March 25, 2002 and was named Chairman of the Board of Directors of MSC on June 1, 2005. Prior to joining MSC, he served as President and General Manager of Alcan Packaging's Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric's Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Managers of Momentive Holdco. Mr. Morrison's position as President and Chief Executive Officer, his extensive management experience, and his skills in business leadership and strategy qualify him to serve on our Board of Directors.
William H. Carter was elected Executive Vice President and Chief Financial Officer and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010. Mr. Carter was also elected Executive Vice President and Chief Financial Officer of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) effective April 3, 1995 and a director of MSC effective November 20, 2001. Mr. Carter was instrumental in the restructuring of MSC's holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management Inc., from January to June 2000, and a director and executive officer of WKI Holding Company, Inc. from 2001 to 2003. Additionally, he has served as a director of Elmer's Products, Inc., Borden Foods Corporation and AEP Industries, Inc. Prior to joining MSC in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. Mr. Carter's position as Executive Vice President and Chief Financial Officer, his extensive management experience, and his skills in financial leadership qualify him to serve on our Board of Directors.
Scott M. Kleinman was elected a director on October 1, 2010. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Holdings, LLC, Noranda Aluminum Holding Corporation, LyondellBasell Industries B.V. and Realogy Corporation, all Apollo portfolio companies. Within the past five years, Mr. Kleinman was also a director of Momentive Specialty Chemicals Inc. He is a member of Audit Committee of the Board of Directors. He is also member of the Executive, Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Kleinman's position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of the Company.
Jordan C. Zaken was elected a director on October 1, 2010. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. He is also a director of the following Apollo portfolio companies: Momentive Specialty Materials Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp. and Verso Paper Holdings, LLC. Within the past five years, Mr. Zaken was also a director of Parallel Petroleum Corporation. He is the Chairman of the Compensation Committee of the Board of Directors. He is also a member of the Audit Committee, Environmental, Health and Safety Committee and the Executive Committee and Chairman of the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Zaken's extensive finance and business experience, we believe it is appropriate for Mr. Zaken to serve as a director of the Company.
David B. Sambur was elected a director on October 1, 2010. He is a principal of Apollo, where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. He is also a director of Momentive Specialty Chemicals Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp, Verso Paper Holdings, LLC and Caesar Entertainment Corporation, all Apollo portfolio companies. He serves on the Audit and Compensation Committees of the Board of Directors. He is also a member of the Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC.
Steven P. Delarge was elected Executive Vice President and President-Silicones and Quartz Division on October 1, 2010. Prior to this role, he served as President and CEO of the Silicones Americas business from January 2009. Mr. Delarge joined the Company upon its formation on December 4, 2006 as Chief Financial Officer. Prior to this time, Mr. Delarge served as Chief Financial Officer of GE Advanced Materials since 2003. He began his GE career in 1979, and joined GE Plastics in 1994 when he was appointed Manager, Productivity and Business Support. Some of his prior responsibilities include serving as Finance Director-Greater China of GE Plastics, responsible for the financial operations of GE Plastics in China, Taiwan and Hong Kong, and serving as Finance Director for GE Plastics North America Commercial Operations.
Judith A. Sonnett was elected Executive Vice President-Human Resources on October 1, 2010. Ms. Sonnett was also elected Executive Vice President-Human Resources of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) in September 2007. She has served in various HR leadership roles for MSC and its predecessors since November 1998. Prior to her current position at MSC, Ms. Sonnett was Vice President, People and Organizational Development from November 2004 thru September 2007, and prior to that, she held the title Vice President, Human Resources for Borden Chemical Inc. from November 1998 thru November 2004. From 1995 to 1998 Ms. Sonnett worked in Human Resources for W.L. Gore and Associates.
Douglas A. Johns was elected General Counsel and Secretary upon our formation on December 4, 2006. He was named Executive Vice President on October 1, 2010. He also serves as Executive Vice President and General Counsel of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc.) and Momentive Performance Materials Holdings LLC. Prior to our formation, Mr. Johns served as General Counsel for GE Advanced Materials, a division of General Electric Company, from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics' European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004.
Kevin W. McGuire was elected Executive Vice President, Business Processes and IT on October 1, 2010. Mr. McGuire was also elected Executive Vice President, Business Processes and IT of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) on June 1, 2005. Mr. McGuire joined MSC in 2002 as its Chief Information Officer.
Nathan E. Fisher was elected Executive Vice President - Procurement on October 1, 2010. Mr. Fisher was also elected Executive Vice President of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) on December 15, 2004. Mr. Fisher joined MSC in March 2003 as Director of Strategic Sourcing and was promoted to Vice President - Global Sourcing in September 2004.
Anthony B. Greene was elected Executive Vice President-Business Development and Strategy on October 1, 2010. Mr. Greene also serves in that capacity for Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.). Mr. Greene joined the Company upon its formation on December 4, 2006 as Global Financial Planning and Analysis Manager. He was appointed Global Business Development Leader in January 2010. Prior to December 2006, he served as Global Financial Planning and Analysis Manager for GE Advanced Materials since 2005. Mr. Greene joined GE in 1981 and has held numerous financial management roles in a wide variety of GE businesses in the U.S., Asia and Europe.
George F. Knight was elected Senior Vice President Finance and Treasurer of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on November 29, 2010. Mr. Knight also serves in that capacity for Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) and Momentive Performance Materials Holdings LLC. He joined MSC in 1997. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation, an affiliate of MSC. In 2001, he re-joined MSC and was appointed Vice President-Finance and Treasurer of MSC in July 2002. He was promoted to Senior Vice President of MSC in June 2005.
Nominating Committee
As a controlled company, we have no Nominating Committee nor do we have written procedures by which stockholders may recommend nominees to our Board of Directors.
Audit Committee Financial Expert
Since we are not a listed issuer, there are no requirements that we have an independent Audit Committee. Our Audit Committee consists of Messrs. Kleinman and Sambur, both of whom qualify as audit committee financial experts, as such term is defined in Item 407(d)(5) of Regulation S-K, and neither of whom is independent.
Code of Ethics
We have adopted a Code of Conduct that applies to our directors, officers and employees. These standards are designed to deter wrongdoing and to promote the honest and ethical conduct of all employees. The Code of Conduct is posted on our website: www.momentive.com under “Investor Relations-Momentive Performance Materials Inc.” Any substantive amendment to, or waiver from, any provision of the Code of Conduct with respect to any senior executive or financial officer will be posted on this website.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview and Objectives of Executive Compensation Program
The Compensation Committee of our Board of Directors is responsible for establishing and monitoring compliance with our executive compensation philosophy. The Committee's overarching goal is that the compensation and benefits provided to executives are reasonable, internally fair and externally competitive. The Committee has the authority to approve all executive compensation, equity and benefit programs.
Each year, the Compensation Committee sets the principles and strategies that guide the design of our executive compensation program. They annually evaluate the performance and compensation levels of the Chief Executive Officer (the “CEO”) and each of the executive officers who report directly to the CEO. Based on this evaluation, the Compensation Committee establishes and approves each executive's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities. Throughout this discussion, we refer to the executives named in the Summary Compensation Table in Part III, Item 12 of this Annual Report as the “Named Executive Officers.” We also refer to our CEO and the executives who report directly to him as the “Senior Leadership Team.” The Senior Leadership Team is currently comprised of 10 individuals, including all of the Named Executive Officers.
Compensation Committee
Since the closing of the MSC Transaction on October 1, 2010, the Compensation Committee of our Board of Directors has been responsible for developing and implementing the compensation program for the Senior Leadership Team. Prior to this time, the Compensation Committee of MPM Holdings, our direct parent, assisted the Board of Directors of MPM Holdings in developing and implementing the compensation program for the CEO and other executives. The current members of the Committee are Jordan C. Zaken, Chairman, and David Sambur. In this section, references to the term “Committee” means, unless otherwise indicated, (i) the Compensation Committee of our Board of Directors with respect to current policies and actions taken on or after October 1, 2010 and (ii) the Compensation Committee of MPM Holdings with respect to policies in effect, and actions taken, prior to October 1, 2010.
The specific purposes of the Compensation Committee of our Board of Directors under its Committee Charter are:

•	to approve all compensation plans for the CEO, the other members of the Senior Leadership Team and the members of the Board;

•	to approve the short-term compensation of the CEO, the other members of the Senior Leadership Team and the members of the Board;

•	to approve and authorize grants under the Company's or its subsidiaries incentive plans, including all equity plans and long-term incentive plans, to members of these groups; and

•
to prepare any report on executive compensation required by Securities and Exchange Commission rules and regulations for inclusion in an annual report to stockholders and an annual proxy statement, if any.

Executive Compensation Philosophy and Objectives of Executive Compensation Program
Our executive compensation program is designed to focus our CEO and the other members of our Senior Leadership Team on our key strategic, financial and operational goals that will translate into long-term value creation for our stockholder. As a result, we believe that the compensation packages we provide to executives should include a mix of short-term cash-based awards that encourage the achievement of annual goals, and long-term equity-based elements that reward sustained business performance and encourage management stability. The Committee also believes that equity-based awards play an important role in creating incentives for our executives to maximize Company performance and further align the interests of our executives with those of our stockholders.
Our annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that the incentives are not only aligned with the Company's strategic goals, but also enable us to attract and retain a highly qualified and effective management team. The Committee bases its executive compensation decisions on the following philosophy:

•	The compensation program should be designed to support the business with a balance between critical short-term objectives and long-term strategy;

•	Each executive's total compensation should have a correlation to the scope of his or her responsibilities and relative contributions to the Company's performance; and,

•	A significant portion of each executive's total compensation should be variable and contingent upon the achievement of specific financial and operational performance goals.
Our general philosophy is to set base salaries at levels comparable to the general market for the given position, and provide the opportunity for short-term and long-term incentive compensation that will exceed the general market when we perform at or above target levels.
Roles and Responsibilities
The Compensation Committee makes all final decisions regarding the compensation of our Senior Leadership Team, and is also responsible for approving new compensation programs and changes to existing compensation programs. These decisions, other than decisions regarding their own compensation, are based on recommendations made by the CEO and the Executive Vice President of Human Resources. The compensation of the CEO and the Executive Vice President of Human Resources is determined by the Committee. The Committee uses its discretion and judgment in accepting or modifying management's recommendations in making its final compensation decisions.
Use of Compensation Data
In order to obtain a general understanding of current compensation practices when setting executive compensation levels, the Committee considers broad-based competitive market data on total compensation packages provided to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies of similar revenues and operational complexity outside the chemical industry. We also use a variety of third-party salary surveys, including Hay Group PayNet and Towers Watson Executive Compensation Database. When making its executive compensation decisions, the Committee evaluates each executive's scope of responsibility, his or her specific role in value creation and overall contributions to Company performance. The Committee does not engage in formal benchmarking against a set peer group of companies, and neither the Committee nor management engaged a compensation consultant to provide executive compensation advice or recommendations.
The Committee also reviews historical total compensation data on each executive, which includes base salary, target and actual annual incentive compensation and long-term incentive compensation, including equity ownership.
Executive Compensation and Related Actions in 2010
As a result of the recovery in our business in the second half of 2009 compared to the first half of 2009, in January 2010, we restored the salaries of Mr. Rich, our President and CEO at the time, the other members of the Senior Leadership Team and other affected salaried employees to their levels before the temporary pay reduction we instituted in 2009. Due to the global recession in 2009, the salaries for Mr. Rich and the other members of the Senior Leadership Team were temporarily reduced by 10 percent beginning on April 1, 2009. As a result of further strength in our business in the first half of 2010, we also reinstated our 401K savings plan matching contributions program and tuition reimbursement program in the third quarter of 2010 for all affected employees. These plans were temporarily suspended beginning in January 2009 for certain salaried employees, including all members of the Senior Leadership Team.
In early March 2010, to better incentivize our executives, we amended all outstanding performance vesting options under our 2007 Long-Term Incentive Plan, including those held by the applicable Named Executive Officers, tieing vesting to the earlier of (i) Apollo's achievement of a specified internal rate of return on its equity investment in MPM Holdings or (ii) Apollo's achievement of a specified cash-on-cash return on its equity investment in MPM Holdings. Previously, vesting for these options was tied only to the internal rate of return criteria.
Messrs. Colatrella, Delarge, Modak, Dandolph and Greene purchased shares of common stock of MPM Holdings in mid 2010, which were subsequently converted into common units of Momentive Holdco pursuant to the terms of the Combination Agreement. In connection with the purchases, MPM Holdings granted these executives options to purchase common stock of MPM Holdings, relative to the shares of common stock purchased by the executive and the executive's position. These options were also subsequently converted into options to purchase common units of Momentive Holdco pursuant to the terms of the Combination Agreement. The purchase price for such common stock, and exercise price for such options, were set at or above fair market value, as determined by the Compensation Committee in accordance with the terms of our 2007 Long-Term Incentive Plan. The foregoing equity sales and option awards were made to further incentive these executives to generate substantial equity value and for gain sharing upon performance.
In anticipation of the closing of the MSC Transaction, we entered into Separation Agreements dated September 29, 2010 with each of Jonathan D. Rich and Anthony Colatrella, respectively, our CEO and CFO at the time. Pursuant to these agreements, both executives' employment was terminated without cause as of October 1, 2010. A description of the severance compensation payable to Messrs. Rich and Colatrella pursuant to their respective Separation Agreements is included in the Narrative to the Summary Compensation Table below.
On October 1, 2010 in connection with the closing of the MSC Transaction, we entered into the Shared Services Agreement with MSC, pursuant to which, MSC provides to us, and we provide to MSC, a range of services, including the services of certain executives and employees on a shared basis. Under this arrangement, MSC provides us with the executive services of Mr. Morrison, Mr. Carter and certain other members of our Senior Leadership Team (while they continue to be employed by, and provide services to, MSC) and we provide MSC with the executive services of Messrs. Johns and Greene (while they continue to be employed by, and provide services to, us). In addition, under this agreement, MSC provides to us, and we provide to MSC, the services of various other executives and employees on a shared basis. Pursuant to the Shared Services Agreement, the fully burdened costs (including associated overhead costs) of the executives and other employees that MSC provides to us and we provide to MSC are allocated 49% to us and 51% to MSC, respectively, according to an agreed upon methodology, except to the extent that 100% of any cost is demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost is allocated to such party. Fully burdened costs for shared employees include salary, bonus, cash payments under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead, calculated in accordance with accounting policies and procedures approved, from time to time, by the parties. Monthly net payments are made under the Shared Services Agreement based on estimated total allocated costs for all services. Following the end of each quarter, an additional payment is made, if necessary, based on a reconciliation of estimated costs to actual costs for such quarter. We expect that the MSC Transaction, including the Shared Services Agreement, will result in significant synergies for us. Additional details regarding the Shared Services Agreement are included in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
In connection with the MSC Transaction, the responsibilities of certain executives were increased and, effective October 1, 2010, these individuals received salary adjustments and/or increases in their annual incentive compensation targets.
2011 Compensation Actions
In February 2011, the Compensation Committee of the Board of Managers of Momentive Holdco approved a new long-term equity incentive plan for employees and directors of the Company and MSC (the "2011 Equity Plan"). The 2011 Equity Plan was adopted to address the concern that many of the Company's key managers do not currently hold a meaningful or any equity stake in Momentive Holdco, and the fact that management's overall ownership interest in Momentive Holdco is relatively small. Grants under the 2011 Equity Plan are denominated in Momentive Holdco common units. Under the 2011 Equity Plan, participants may receive grants of common units, restricted units, restricted deferred units, unit options and other unit-based awards. Grants of restricted deferred units and options to purchase units were made to a select group of Company leaders, including our Named Executive Officers. The amount of each award is based on the executive's scope of responsibility, long-term potential, retention risk and/or impact on value creation. The awards also varied depending upon the grantees’ existing equity holdings, as the Compensation Committee of Momentive Holdco sought to harmonize equity ownership positions among key executives of MSC and MPM based on the factors above. The awards made pursuant to the 2011 Equity Plan will vest based on continued service and the achievement of certain unit prices following certain transactions involving Momentive Holdco, which we believe provides a retention incentive and encourages long-term value creation.
Executive Compensation Components
The following paragraphs describe and analyze the essential components of our executive compensation program which are as follows: base salaries, annual incentive awards, long-term incentive awards, retirement benefits, severance benefits, international assignment compensation and other benefits and perquisites. As discussed above, Messrs. Morrison and Carter are employed by MSC and provide services to us pursuant to the terms of the Shared Services Agreement. As a result, these executives participate in MSC's compensation program and plans, and are compensated by MSC. Any references to compensation or benefits provided to Messrs. Morrison and Carter in this section refer to compensation or benefits provided by MSC. For a description of MSC's compensation program and plans, see MSC's Annual Report on Form 10-K for the period ended December 31, 2010.
1. Base Salaries
We provide our executives, other than Messrs. Morrison and Carter (who receive compensation and benefits from MSC), with an annual, fixed base salary commensurate with their professional status, accomplishments, scope of responsibility, and overall impact on the organization. The Committee reviews base salary levels annually in conjunction with the annual performance review conducted globally for all non-bargained salaried employees. In addition, the Committee reviews base salaries in conjunction with promotions or significant changes in job responsibilities of the Senior Leadership Team. When approving increases to base salaries, the Committee considers many factors including job performance, total target compensation, impact on value creation and the competitive marketplace. We believe that it is appropriate that our CEO and Chief Financial Officer receive base salaries that are higher than those of our other executive officers due to the broad scope of responsibilities they have for the overall operations of the Company.
2. Annual Incentive Awards
The purpose of our annual incentive program is to provide a short-term performance incentive and to reward participants for delivering increased value to the organization against specific financial objectives. In order to accomplish this, the Committee adopted an Annual Cash Bonus Plan in 2008 (the “Annual Cash Bonus Plan”) that uses measurable performance targets as approved each year by the Committee. In addition, from time to time the CEO may request a discretionary cash bonus pool to reward exemplary performance, or for retention purposes or in connection with a new hiring or promotion. The CEO may make discretionary bonus recommendations to the Committee for consideration and approval.
The incentive awards under our Annual Cash Bonus Plan are targeted at a level that, when combined with base salaries (from both MSC and us), is intended to yield total annual compensation that is competitive in the marketplace, while performance above the target is intended to yield total annual compensation above the market median. We strive to set annual incentive compensation targets that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value creation, while allowing the Company to attract and retain a highly talented Senior Leadership Team.
Incentive award targets under our Annual Cash Bonus Plan are determined by the Committee as part of the Company's annual planning process. The annual planning process involves the development of an overall budget, which includes incentive compensation targets that consider a number of factors, such as: our prior-year performance; current market trends; anticipated synergies; potential pricing actions; raw material projections; the realization of planned productivity initiatives; expansion plans; new product development; and other strategic factors that could potentially impact our operations. We refer to the cash bonuses that our executives are eligible for under our Annual Cash Bonus Plan based on the financial targets approved by the Committee for fiscal year 2010 collectively as our “2010 ICP.”
The financial metrics used in our 2010 ICP include Adjusted EBITDA, free cash flow and working capital turnover. For executives with global roles, the financial objectives are Adjusted EBITDA and free cash flow of the Company. For executives with regional or business unit roles, the financial objectives are Adjusted EBITDA of the Company and the applicable region or business unit, free cash flow of the Company and working capital turnover of the applicable region or business unit. Minimum, target and maximum goals were established for each financial metric. The regional or business unit goals aggregate to the goals for the Company. The Adjusted EBITDA, free cash flow and working capital turnover goals act independently such that a payout based on one metric is possible even if the minimum threshold for the other metrics are not achieved so that associates continue to maintain focus on each metric.
The Committee uses Adjusted EBITDA as the primary profitability measure for determining the level of the financial performance for management and executive annual incentive compensation purposes. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization as adjusted to exclude certain non-cash or non-recurring expenses in accordance with the terms of our credit agreement and indentures. Additional information regarding the calculation of Adjusted EBITDA under our credit agreement and indentures and a reconciliation of Adjusted EBITDA to Net Income (Loss) are included in “Financial Measures that Supplement GAAP” in Item 7 of Part II of this Annual Report on Form 10-K. The Adjusted EBITDA goals for the annual incentive plan are set by the Committee based upon factors including, but not limited to, competitive business dynamics in the markets in which we operate, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2010 ICP, the targeted Adjusted EBITDA for the Company was $435 million with the minimum threshold for an incentive payout established at approximately 90% of the target, and the maximum payout established at approximately 110% of the target. For the 2010 ICP, to more closely align the Adjusted EBITDA metric to the Company's business performance in the year, the Committee revised the calculation of Adjusted EBITDA to exclude estimated cost savings for the MSC Transaction (approximately $50 million) and include the EBITDA of one or subsidiaries that is designated as an Unrestricted Subsidiary under our credit agreement and indentures (approximately $19.5 million). As a result, Adjusted EBITDA as calculated under the 2010 ICP was $493.1 million, $30.5 lower than the Adjusted EBITDA as calculated under our credit agreement and indentures.
For the 2010 ICP, the Committee added free cash flow as a performance component for executives across all roles, replacing the working capital turnover measure that was included in last year's plan. The Committee's purpose in replacing the working capital turnover with free cash flow across executive roles was to focus on a broader cash generation metric for the funding of operations, capital expenditures and debt service payments. The Committee, however, believed it was important to continue to highlight working capital turnover to help generate liquidity and included the metric as a component for executives with regional or business unit roles. Free cash flow as defined under the 2010 ICP is cash flow from operating activities less cash used in investing activities. Working capital turnover as defined under the 2010 ICP is the last three months of sales in 2010 on annualized basis for the applicable region or business unit divided by the average of the last four months of net working capital in 2010. The free cash flow and working capital turnover targets were established as a result of budget projections in 2010. For the 2010 ICP, the targeted free cash flow for the Company was $100 million, with the minimum threshold for an incentive payout established at approximately 90% of the target, and the maximum payout established at approximately 110% of the target. Actual free cash flow as calculated under the 2010 ICP was $156.7 million. The targeted working capital turnover depended on the applicable region or business unit but was similarly structured with the minimum threshold for an incentive payout established at approximately 90% of the target, and the maximum payout established at approximately 110% of the target.
Each participant's incentive target award under the 2010 ICP is based on a percentage of his or her base salary. In connection with the MSC Transaction, the responsibilities of certain Named Executive Officers were increased and, effective October 1, 2010, these individuals' incentive target awards, expressed as percentage of their base salary, were increased with respect to the fourth quarter of 2010. All participating executives with global roles had 70% of their annual incentive compensation tied to Adjusted EBITDA of the Company and 30% tied to free cash flow of the Company. All participating executives with regional or business unit roles had 45% of their annual incentive compensation tied to Adjusted EBITDA of the Company, 25% tied to Adjusted EBITDA of the applicable region or business unit, 15% tied to free cash flow of the Company and 15% tied to working capital turnover of the applicable region or business unit. The following table summarizes the targets and performance components under the 2010 ICP, including individual goals and weightings, for each of our Named Executive Officers.

Name and Title	Incentive Target (% of Base Salary)	Award Payout Range (% of Incentive Target)	Performance Components Individual Goals	Weight
C. Morrison, President and CEO
Not Applicable - Mr. Morrison participates in the annual incentive plan of MSC. 49% of the award under such plan attributable to the fourth quarter of 2010 (the period in which he provided services to us in 2010) was allocated to us pursuant to the terms of the Shared Services Agreement.

J. Rich, Former President and CEO	100%	up to 200%	Adjusted EBITDA of the Company Free Cash Flow of the Company	70% 30%
W. Carter, Executive Vice President and CFO
Not Applicable - Mr. Carter participates in the annual incentive plan of MSC. 49% of the award under such plan attributable to the fourth quarter of 2010 (the period in which he provided services to us in 2010) was allocated to us pursuant to the terms of the Shared Services Agreement.

T. Colatrella, Former CFO	75%	up to 200%	Adjusted EBITDA of the Company Free Cash Flow of the Company	70% 30%
S. Delarge, Executive Vice President and President, Silicones and Quartz Division and Former President-Silicones Americas	70% for Q1-Q3; 80% for Q4	up to 200%	Adjusted EBITDA of the Company Adjusted EBITDA - Silicones Americas Free Cash Flow of the Company Working Capital Turnover - Silicones Americas	45% 25% 15% 15%
M. Modak, Chief Commercial Officer	60%	up to 200%	Adjusted EBITDA of the Company Free Cash Flow of the Company	70% 30%
J. Dandolph, Senior Vice President and Managing Director-Silicones Asia Pacific	40%	up to 200%	Adjusted EBITDA of the Company Adjusted EBITDA - Silicones Asia Pacific Free Cash Flow of the Company Working Capital Turnover - Silicones Asia Pacific	45% 25% 15% 15%
D. Johns, Executive Vice President and General Counsel	45% for Q1-Q3; 50% for Q4	up to 200%	Adjusted EBITDA of the Company Free Cash Flow of the Company	70% 30%
A. Greene, Executive Vice President, Business Development and Strategy	35% for Q1-Q3; 50% for Q4	up to 200%	Adjusted EBITDA of the Company Free Cash Flow of the Company	70% 30%
Please see “Determining Executive Compensation for Named Executive Officers” below for a description of each Named Executive Officer's performance against the 2010 ICP goals.
Although the Committee has the authority to exercise discretion and award cash bonuses under the plan for unique circumstances despite the failure to achieve applicable performance objectives, it did not exercise this authority in connection with the 2010 bonuses for our Named Executive Officers.

3. Long-term Incentive Awards
Equity Awards
From time to time, grants of equity-based awards may be made to our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. The purpose of these equity awards is to provide a long-term performance incentive and to reward the participants for planning and delivering long-term value. Recent equity incentive awards include restricted deferred units of Momentive Holdco and options to purchase units of Momentive Holdco granted to our Named Executive Officers in February 2011 under the 2011 Equity Plan. We expect future equity incentive awards to also be issued under the 2011 Equity Plan, cover equity securities of Momentive Holdco and generally be subject to time-based or performance-based vesting requirements. Time-based awards function as a retention incentive, while performance-based awards are linked to the Company's attainment of specific long-term objectives.
Prior to the closing of the MSC Transaction, equity incentive awards covered the common stock of MPM Holdings, our direct parent, and the Company's practice was to offer certain key employees the opportunity to purchase stock in MPM Holdings at the then current fair market value (as determined under the 2007 Long-Term Incentive Plan of MPM Holdings) and receive equity options relative to the amount of stock purchased and the employee's position with the Company. In connection with these stock purchases, two types of options were issued, options with time-based vesting and options with performance-based vesting. The time-based options vest in equal annual installments over a period of four years or five years. The performance based options vest upon the earlier of (i) Apollo's achievement of a specified internal rate of return on its equity investment in MPM Holdings (now converted into Momentive Holdco common units) and (ii) Apollo's achievement of a specified cash-on-cash return on its equity investment in MPM Holdings (now converted into Momentive Holdco common units). The cash-on-cash return vesting criteria was added in early 2010.
4. Retirement Plans. We believe that our retirement plans are important compensation and retention tools. We balance the effectiveness of these plans with our cost of providing them. Each of our Named Executive Officers, other then Messrs. Morrison and Carter, participates in our qualified defined-benefit retirement plan, the Momentive Pension Plan, and our defined-contribution retirement plan, the Momentive 401K plan, on substantially the same terms as our other U.S. participating employees. Messrs. Morrison and Carter participate in MSC's qualified defined-benefit retirement plan and 49% of MSC's cost of this plan for Messrs Morrison and Carter is allocated to us in accordance with the terms of the Shared Services Agreement. We also provide the Momentive Supplementary Pension Plan to approximately 30 U.S. plan participants, including the Named Executive Officers, other than Messrs. Morrison and Carter, to provide for retirement benefits above amounts available under the Momentive Pension Plan. We also have established the Momentive Excess Benefit Plan for additional retirement benefits for this same population but do not expect significant accruals under this plan, if any, and have frozen the plan. The Momentive Supplementary Pension Plan and Momentive Excess Benefit Plan are unfunded, unsecured obligations of the Company and are not qualified for tax purposes. The Momentive Supplementary Pension Plan is a strong retention tool because executives are generally not eligible for benefits pursuant to the plan if they leave the Company prior to reaching age 60. The benefit formula for these pension plans are described below in the Pension Benefits Table.
5. Severance Benefits
Our Named Executive Officers are entitled to receive severance benefits from us (or MSC, in the case of Messrs. Morrison and Carter) if their employment is terminated without cause. Severance benefits for these Named Executive Officers are provided pursuant to the terms of the executive's employment agreement, term sheet or offer letter. Because Messrs. Morrison and Carter are employed by MSC, they are only entitled to severance benefits if their employment with MSC is terminated without cause by MSC or for good reason by the executive pursuant to the terms of their employment agreements with MSC. In such event, these executives would no longer provide services to us under the Shared Services Agreement and the cost of such severance benefits would be allocated 49% to us pursuant to the terms of the Shared Services Agreement (except to the extent that 100% of such costs are demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost will be allocated to such party), provided the agreement is still in effect at the time of the termination. Pursuant to the term sheets between each executive and the Company, Messrs. Delarge, Johns and Greene are entitled to severance benefits that are no less favorable then those provided to them under the policies and practices of GE in effect on December 3, 2006, the date of the closing of the acquisition of GE Advanced Materials by the MPM Group. Mr. Johns' severance benefits were subsequently increased in connection with his promotion on October 1, 2010. Mr. Modak is entitled to certain severance benefits under the terms of his offer letter.

6. International Assignment Compensation
Benefits provided to employees and executives as part of an international assignment are viewed by us as a means to compensate the executive for financial expenses and personal hardships which would not exist if the executive remained in his or her home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key employees and executives to temporarily relocate for strategic business reasons. Mr. Dandolph's international assignment package is described in the Narrative to the Summary Compensation table.
7. Other Benefits and Perquisites. The other benefits and perquisites for our Named Executive Officers, other than Messrs. Morrison and Carter, consist of the participation in the Momentive Supplementary Pension Plan (as described in Retirement Plans above), participation in our leadership life insurance program in lieu of our basic life insurance and, for one Named Executive Officer who joined the Company in connection with the GE Advanced Materials Acquisition, participation in our leased company vehicle program. Messrs. Morrison and Carter are not eligible to receive the above perquisites because they are employed and compensated by MSC. While we believe that perquisites should be a minor part of executive compensation, we recognize the need to provide our executive officers with certain perquisites that are reasonable and consistent with our overall compensation program. The Compensation Committee periodically reviews the benefits and perquisites provided to our executive officers.
Determining Compensation for our Named Executive Officers
President and Chief Executive Officer - Craig O. Morrison
Mr. Morrison is employed by MSC, and accordingly, his compensation is determined by MSC. Pursuant to the terms of the Shared Services Agreement between MSC and us dated October 1, 2010, MSC provides us with executive services of Mr. Morrison on a shared basis. In exchange for such services, MSC's fully burdened costs for Mr. Morrison are allocated 49% to us in accordance with the terms of the Shared Services Agreement (except to the extent that 100% of such costs are demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost will be allocated to such party).
In February 2011, Mr. Morrison was granted an award of 193,667 restricted deferred common units of Momentive Holdco and an option to purchase 581,001 common units under the 2011 Equity Plan.
Former President and Chief Executive Officer - Jonathan D. Rich
At the beginning of 2009, Mr. Rich recommended annual goals and objectives for the organization. His goals for the year included sales, Adjusted EBITDA and free cash flow targets for the Company and the implementation of various strategic and productivity programs focused on environmental, health & safety (“EH&S”) as well as fixed cost management (which are referred to herein as the “Corporate Goals”). Under the 2010 ICP, Mr. Rich's annual cash bonus was tied to the achievement of the Adjusted EBITDA and the free cash flow targets of the Company, the key financial goals for the Company as approved by the Committee.
Mr. Rich's actions during the year and in 2009 positioned the Company well to benefit from the economic recovery in 2010. In 2010, sales increased by 24% and were 2% above plan, Adjusted EBITDA increased by 74% and was 13% above plan and free cash flow increased by $228 million and was 57% above plan. The Company achieved its primary environmental objective, and although it did not achieve its Safety objective, the results were improved over the prior year. The Company missed its fixed costs target by 2% due in large part to increases needed to support the 24% sales growth. Mr. Rich also led the Company's efforts with respect to the MSC Transaction.
In connection with MSC Transaction, Mr. Rich and the Company entered into a Separation Agreement dated September 29, 2010, pursuant to which Mr. Rich's employment with the Company was terminated without cause as of October 1, 2010. Mr. Rich's severance compensation is governed by the terms of the Separation Agreement and Mr. Rich's preexisting Employment Agreement dated June 1, 2007. Pursuant to the terms of the Employment Agreement and the Separation Agreement, Mr. Rich is entitled to a cash bonus under the 2010 ICP based on the achievement of Adjusted EBITDA and free cash flow targets for the Company. A description of the Mr. Rich's other severance benefits and a summary of the terms of his Separation Agreement and Employment Agreement are set forth in the Narrative to the Summary Compensation Table below.
Executive Vice President and Chief Financial Officer - William H. Carter
Mr. Carter is employed by MSC, and accordingly, his compensation is determined by MSC. Pursuant to the terms of the Shared Services Agreement between MSC and us dated October 1, 2010, MSC provides us with executive services of Mr. Carter on a shared basis. In exchange for such services, MSC's fully burdened costs for Mr. Carter are allocated 49% to us in accordance with the terms of the Shared Services Agreement (except to the extent that 100% of such costs are demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost will be allocated to such party).

In February 2011, Mr. Carter was granted an award of 154,934 restricted deferred common units of Momentive Holdco and an option to purchase 464,801 common units under the 2011 Equity Plan.
Former Chief Financial Officer - Anthony Colatrella
In addition to the Corporate Goals, Mr. Colatrella's goals for 2010 included targets for working capital (trade receivables, accounts payable and inventory), capital equipment expenditures, and finance department fixed costs. Additionally, his objectives included identifying and implementing actions to reduce Company debt, maintaining all compliances, improving the orders to collection (OTC) process and recruiting and retaining talent. Under the 2010 ICP, Mr. Colatrella's annual cash bonus was tied to the achievement of the Adjusted EBITDA and the free cash flow targets of the Company, the key financial goals for the Company as approved by the Committee.
Mr. Colatrella's actions during 2010 and in 2009 helped enable the Company to benefit from the economic recovery in 2010. He played a key role in achieving the Adjusted EBITDA and free cash flow goals of the Company. Additionally, his leadership was instrumental in achieving the accounts receivable, accounts payable and finance department fixed costs targets. While the Company did not meet its inventory target, turnover improved year-over-year from 5.8 to 7.0 turns. Good progress was made on reducing company debt, improving the OTC process, recruiting and retaining talent and there were no significant financial compliance issues in 2010. Mr. Colatrella was also integral in evaluating and negotiating the Combination Agreement and Shared Services Agreement entered into with MSC.
In connection with MSC Transaction, Mr. Colatrella and the Company entered into a Separation Agreement dated September 29, 2010, pursuant to which Mr. Colatrella's employment with the Company was terminated without cause as of October 1, 2010. Mr. Colatrella's severance compensation is governed by the terms of the Separation Agreement. Under the Separation Agreement, Mr. Colatrella is entitled to receive his annual cash bonus under the 2010 based on the achievement of Adjusted EBITDA and free cash flow targets for the Company calculated as if his employment had continued through December 31, 2010. A description of the Mr. Colatrella's other severance benefits and a summary of the terms of his Separation Agreement are set forth in the Narrative to the Summary Compensation Table below.
Executive Vice President and President- Silicones and Quartz Division; Former President, Silicones Americas - Steven P. Delarge
Mr. Delarge started 2010 as President of the Company's Silicones Americas business and was promoted to President of the Silicones and Quartz Division upon the closing of the MSC Transaction on October 1, 2010. In addition to the Corporate Goals, Mr. Delarge's 2010 goals were focused upon the achievement of sales, Adjusted EBITDA, working capital turnover, earned growth, 1-year new product introduction (“NPI”) and fixed cost targets for the Silicones Americas business. Additionally, his objectives included implementation of EH&S and productivity programs as well as the successful completion of collective bargaining agreements with the Company's U.S. labor unions. Under the 2010 ICP, Mr. Delarge's annual cash bonus is tied to the achievement of the Adjusted EBITDA target of the Company and the Silicones Americas region, the free cash flow target of the Company, and the working capital turnover target of the Silicones Americas region, the key financial goals for this region of the Silicones division as approved by the Committee.
The Silicones division performed well in 2010, with the Americas region surpassing the target performance goals for sales, Adjusted EBITDA, earned growth, and fixed costs targets while missing the working capital turnover and NPI objectives. Additionally, Mr. Delarge's leadership was instrumental in the implementation of productivity programs and EH&S programs (which led to significantly improved EH&S results) in the Silicones Americas region as well as the successful completion of collective bargaining agreements with the Company's U.S. labor unions.
In conjunction with his promotion to President of the Silicones and Quartz Division, Mr. Delarge's base salary was increased in October to $450,000 per year and his incentive target percent was increased to 80% effective as of the beginning of the fourth quarter of 2010. He is not eligible for another merit increase until April 2012.
As a result of the performance of the Company and the Silicones business in the Americas and achievement of certain 2010 ICP goals, Mr. Delarge will receive a payment of $437,145 under the 2010 ICP. The amount is prorated for the year with his incentive target award based on 70% of his salary for the first three quarters of 2010 and 80% of his new base salary for the fourth quarter of 2010.
In February 2011, Mr. Delarge was granted an award of 8,198 restricted deferred common units of Momentive Holdco and an option to purchase 24,593 common units under the 2011 Equity Plan.
Chief Commercial Officer - Mike Modak
In addition to the Corporate Goals, Mr. Modak's 2010 goals were focused on the achievement of earned growth, 1-year

NPI, error-free delivery, price and marketing department fixed costs targets. Additionally, his objectives included completing strategic product rationalization and go-to-market projects as well as recruiting and retaining key talent. Under the 2010 ICP, Mr. Modak's annual cash bonus is tied to the achievement of the Adjusted EBITDA and the free cash flow targets of the Company, the key financial goals for the Company as approved by the Committee.
The Company's businesses performed well in 2010, surpassing the maximum performance goals of the Company under the 2010 ICP for Adjusted EBITDA and free cash flow. Mr. Modak's leadership was integral to the achievement of 96% of the earned growth target and 112% of the NPI target. The Company fell slightly short of its error-free delivery target, but achieved its price and marketing department fixed costs objectives. Mr. Modak also successfully completed the product rationalization and go-to-market projects and good progress was achieved at recruiting and retaining talent.
As a result of the performance of the Company and achievement of the 2010 ICP goals, Mr. Modak will receive a payment of $480,000 under the 2010 ICP.
Senior Vice President and Managing Director -Silicones Asia Pacific - John C. Dandolph
In addition to the Corporate Goals, Mr. Dandolph's 2010 goals were focused upon the achievement of sales, Adjusted EBITDA, working capital turnover, earned growth, 1-year NPI and fixed cost targets for the Silicones Asia Pacific region. Additionally, his objectives included implementation of EH&S, productivity and growth programs as well as recruiting and retaining talent. Under the 2010 ICP, Mr. Dandolph's annual cash bonus is tied to the achievement of the Adjusted EBITDA target of the Company and the Silicones Asia Pacific region, the free cash flow target of the Company, and the working capital turnover target of the Silicones Asia Pacific region, the key financial goals for this region of the Silicones division as approved by the Committee.
The Silicones division performed well in 2010, with the Asia Pacific region surpassing the target performance goals for sales, Adjusted EBITDA, working capital turnover, earned growth, and fixed costs targets while missing the NPI objective. Additionally, Mr. Dandolph's leadership was instrumental in the implementation of EH&S, productivity and growth programs in the Silicones Asia Pacific region and good progress was achieved at recruiting and retaining talent.
In recognition of his accomplishments, Mr. Dandolph's base salary was increased in January 2011 to $295,000 per year. He is not eligible for another merit increase until April 2012.
As a result of the performance of the Company and the Silicones business in Asia Pacific and achievement of certain 2010 ICP goals, Mr. Dandolph will receive a payment of $220,000 under the 2010 ICP.
In February 2011, Mr. Dandolph was granted an award of 13,500 restricted deferred common units of Momentive Holdco and an option to purchase 40,500 common units under the 2011 Equity Plan.
Executive Vice President and General Counsel - Douglas A. Johns
Mr. Johns' goals for 2010 were similar to those of Mr. Rich, described above, but in addition he had goals focused on legal department fixed costs, resolving certain litigation, successfully completing collective bargaining agreements with the Company's U.S. labor unions as well as maintaining all compliances. Under the 2010 ICP, Mr. Johns' annual cash bonus is tied to the achievement of the Adjusted EBITDA and the free cash flow targets of the Company, the key financial goals for the Company as approved by the Committee.
The Company's businesses performed well in 2010, surpassing the maximum performance goals of the Company under the 2010 ICP for Adjusted EBITDA and free cash flow and Mr. Johns' overall leadership and advice as General Counsel played a key role in the achievement of these results. While the legal department fixed costs target was not met, Mr. Johns' leadership was instrumental in achieving resolution of certain litigation and the successful completion of collective bargaining agreements with the Company's U.S. labor unions. He was also integral in evaluating and negotiating the Combination Agreement and Shared Services Agreement entered into with MSC.
In recognition of his accomplishments, Mr. Johns' base salary was increased in October to $420,000 per year and his incentive target percent was increased to 50% effective as of the beginning of the fourth quarter of 2010 to reflect his increased responsibilities as the General Counsel for Momentive Holdco and MPM, and the increased size and scope of the functional area he has been asked to lead. He is not eligible for another merit increase until April 2012.
As a result of the Company's performance and achievement of the 2010 ICP goals, Mr. Johns will receive a payment of $319,650 under the 2010 ICP. The amount is prorated for the year with his incentive target award based on 45% of his salary for the first three quarters of 2010 and 50% of his new base salary for the fourth quarter of 2010.
In February 2011, Mr. Johns was granted an award of 40,320 restricted deferred common units of Momentive Holdco and an option to purchase 120,960 common units under the 2011 Equity Plan.
Executive Vice President, Business Development and Strategy - Anthony B. Greene
Mr. Greene's goals for 2010 were similar to those of Mr. Rich, described above, but in addition he had goals focused on business development department fixed costs, devising and implementing the Company's M&A strategy as well as maintaining all compliances. Under the 2010 ICP, Mr. Greene's annual cash bonus is tied to the achievement of the Adjusted EBITDA and the free cash flow targets of the Company, the key financial goals for the Company as approved by the Committee.
The Company's businesses performed well in 2010, surpassing the maximum performance goals of the Company under the 2010 ICP for Adjusted EBITDA and free cash flow and Mr. Greene's overall leadership played a key role in the achievement of these results. Mr. Greene successfully met the business development department's fixed cost objective, devised and began implementing the Company's M&A strategy and maintained all compliances. He was also instrumental in evaluating and negotiating the Combination Agreement and Shared Services Agreement entered into with MSC.

In recognition of his accomplishments, Mr. Greene's base salary was increased in October to $315,000 per year and his incentive target percent was increased to 50% effective as of the beginning of the fourth quarter of 2010 to reflect his increased responsibilities as the leader for business development and strategy for Momentive Holdco and MPM, and the increased size and scope of the functional area he has been asked to lead. He is not eligible for another merit increase until April 2012.
As a result of the Company's performance and achievement of the 2010 ICP goals, Mr. Greene will receive a payment of $231,000 under the 2010 ICP. The amount is prorated for the year with his incentive target award based on 35% of his salary for the first three quarters of 2010 and 50% of his new base salary for the fourth quarter of 2010.
In February 2011, Mr. Greene was granted an award of 22,427 restricted deferred common units of Momentive Holdco and an option to purchase 67,282 common units under the 2011 Equity Plan.
Compensation Committee Report on Executive Compensation (1)
The Compensation Committee of the Board of Directors of the Company has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the two non-employee directors named at the end of this report. The Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.
Compensation Committee of the Board of Directors:
Jordan C. Zaken (Chairman)
David Sambur

(1) SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.
Summary Compensation Table
The following summary compensation table reflects certain information concerning compensation (regardless of its source) for services rendered to the Company in all capacities awarded to, earned by or paid during the years ended December 31, 2010, 2009 and 2008 to each person who served as our Chief Executive Officer during the most recent fiscal year, each person who served as our Chief Financial Officer during the most recent fiscal year, the three most highly compensated executive officers, other than our Chief Executive Officer and Chief Financial Officer, employed by us as of December 31, 2010 and two other employees employed by us as of December 31, 2010 who would have been among the three most highly compensated executive officers, if they had remained executive officers of the Company as of December 31, 2010. The following summary compensation table does not provide compensation information for previous years to the extent that such Named Executive Officers were not named executive officers in prior years.

Name and Principal Position (a) (1)	Year (b)	Salary ($) (c) (2)	Bonus (2) (3) ($) (d)	Stock Awards (4) (5) ($) (e)	Option Awards (5) (6) ($) (f)	Non-Equity Incentive Plan Compen- sation (5) (7) ($) (g)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings (5) (8) ($) (h)	All Other Compen- sation (5) (9) ($) (i)	Total $) (j)
Craig O. Morrison President and Chief Executive Officer	2010	255,769	—	—	—	—	—	354,288	610,057
Dr. Jonathan D. Rich Former President and Chief Executive Officer	2010	487,500	—	—	828,826	—	—	5,258,173	6,574,499
	2009	601,250	—	—	—	877,500	152,708	10,256	1,641,714
	2008	650,000	—	—	—	—	140,336	57,073	847,409
William H. Carter Chief Financial Officer	2010	184,587	—	—	—	—	—	206,552	391,139
Anthony Colatrella Former Chief Financial Officer	2010	299,042	—	—	781,795	—	—	2,597,330	3,678,167
	2009	345,393	100,000	—	334,331	394,875	—	31,633	1,206,232
Steven P. Delarge Executive Vice President, President-Silicones and Quartz Division, Former President-Silicones Americas	2010	394,888	—	—	276,077	437,145	537,945	10,737	1,656,792
	2009	349,380	—	—	60,373	364,420	118,197	7,844	900,214
	2008	328,869	—	—	—	—	98,589	17,038	444,496
Michael D. Modak Chief Commercial Officer	2010	398,722	133,334	—	593,478	480,000	112,974	5,968	1,724,476
	2009	369,584	133,333	—	167,166	324,000	98,728	5,129	1,097,940
John C. Dandolph Senior Vice President and Managing Director-Silicones Asia Pacific	2010	268,750	—	—	337,510	220,000	95,623	222,265	1,144,148

Douglas A. Johns Executive Vice President and General Counsel	2010	355,208	—	—	77,345	319,650	305,856	5,658	1,063,717
	2008	306,863	—	—	—	—	61,835	261,902	630,600
Anthony B. Greene Executive Vice President, Business Development and Strategy	2010	294,326	—	—	120,011	231,000	341,497	3,521	990,355

(1)
The compensation set forth in this table for Messrs. Morrison, Carter, Johns and Greene, executives who provide services to both MSC and us on a shared basis, is shown regardless of the source of the compensation and the cost allocations under the Shared Services Agreement. Messrs. Morrison and Carter are employed by MSC and began to provide executive services to us on October 1, 2010 pursuant to the terms of the Shared Services Agreement. Messrs. Johns and Greene are employed by us and began to provide executive services to MSC on October 1, 2010 pursuant to the terms of the Shared Services Agreement. In anticipation of the closing of the MSC Transaction, effective as of October 1, 2010, we terminated the employment of Jonathan D. Rich and Anthony Colatrella, our CEO and CFO at the time, pursuant to Separation Agreements each dated September 29, 2010. Messrs. Delarge, Modak and Dandolph are employed by us and do not provide services to MSC. In connection with the MSC Transaction, Mr. Delarge was promoted to Executive Vice President and President, Silicones and Quartz Division, on October 1, 2010. Prior to that time, he served as President, Silicones Americas. Mr. Modak was an executive officer at the beginning of fiscal year 2010. Although he continues to serve as our Chief Commercial Officer, he was not an executive officer at December 31, 2010. Mr. Dandolph was an executive officer at the beginning of fiscal year 2010. Although he continues to serve as Senior Vice President and Managing Director-Silicones Asia Pacific, he was not an executive officer at December 31, 2010.

(2)	The amounts included in column (c) and (d) for Messrs. Morrison and Carter reflect the total compensation earned by the executive related to the fourth quarter (the period in which they provided services to us in 2010), regardless of the amount allocated to us under the Shared Services Agreement. The amounts included in column (c) and (d) for Messrs. Johns and Green reflect the total compensation earned by the executive for the full year, regardless of the amount allocated to MSC related to the fourth quarter under the Shared Services Agreement.

(3)
In 2010 and 2009, Mr. Modak was paid $133,334 and $133,333, respectively, the portion of his original sign-on bonus which was payable after his twelve-month and twenty-four month anniversary of employment with the Company.

(4)
This column reflects the aggregate grant date fair value in the applicable fiscal year for stock awards of common stock of MPM Holdings (which were subsequently converted into units of Momentive Holdco pursuant to the terms of the Combination Agreement) granted in such fiscal year in accordance with FASB ASC Topic 718. In fiscal year 2010, all of the Named Executive Officers who purchased shares of common stock of MPM Holdings, purchased those shares under the 2007 Long-Term Incentive Plan at a price per share equal to or greater than the fair market value of the stock determined in accordance with the Plan at the time of sale. Because the stock was not purchased at a discount to its fair market value at the time of sale, no amount is recognized in this column.

(5)
Messrs. Morrison and Carter do not participate in our benefit or compensation plans and as a result no amounts are shown in columns (e)-(h) for these executives. Messrs Morrison and Carter, however, participate in MSC's benefit and compensation plans and amounts under those plans related to the fourth quarter of 2010 are shown in column (i), regardless of the amounts allocated to us under the Shared Services Agreement. The amounts shown in columns (e)-(i) for Messrs. Johns and Greene reflect total amounts under our benefit and compensation plans for the full year, regardless of the amounts allocated to MSC related to the fourth quarter under the Shared Services Agreement.

(6)
This column reflects the aggregate grant date fair value in the applicable fiscal year for option awards to purchase MPM Holdings common stock (which were subsequently converted into units of Momentive Holdco pursuant to the terms of the Combination Agreement) granted in such fiscal year and the incremental fair value of modifications to previously issued option awards in such fiscal year in accordance with FABS ASC Topic 718. The amounts in this column do not reflect the amount of compensation actually received by the Named Executive Officer. In 2010, Messrs. Colatrella, Delarge, Modak, Dandolph and Greene were issued new options and their option awards issued prior to 2010 were also modified to add a new vesting criteria. In 2010, option awards issued to Messrs. Rich and Johns prior to 2010 were also modified to add a new vesting criteria.

(7)	This column reflects the amounts earned by the Named Executive Officers employed by us under our Annual Cash Bonus Plan for fiscal year 2010 (also referred to herein as the 2010 ICP).

(8)
The change in pension values refers to the aggregate change in the present value of the Named Executive Officer's accumulated benefits under all of our plans that provide for the payment of retirement benefits or benefits paid primarily after retirement (including tax-qualified defined benefit plans and supplemental executive retirement plans and excluding tax-qualified defined contribution plans) from the measurement date used for preparing the prior period year-end financial statements to the measurement date used for preparing the current period year financial statements. For the Named Executive Officers employed by us, such amounts in 2010 were: Rich-($293,044), Colatrella-$0, Delarge-$537,945, Modak-$112,974, Dandolph-$95,623, Johns-$305,856 and Greene-$341,497. The present value of Momentive pensions for Messrs. Rich and Colatrella decreased to zero because at the time of their termination of employment neither had vested pension benefits. See the Pension Benefits table below for additional information regarding our pension calculations, including the assumptions used for these calculations. Non-qualified deferred compensation earnings refer to above-market or preferential earnings on compensation that is deferred on a non-tax-qualified basis. We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

(9)
Messrs. Morrison and Carter participated in the following MSC programs in 2010 and received compensation as indicated below: Morrison: Annual Cash Incentive Compensation Plan-$352,450, and 401K Matching Contributions and Annual Retirement Contribution-$1,838; and Carter: Annual Cash Incentive Compensation Plan-$203,489, and 401K Matching Contributions and Annual Retirement Contribution-$3,063. The Named Executive Officers employed by us participated in the following Company programs in 2010 as indicated: Rich: Leadership Life Insurance-$9,005; Colatrella: Leadership Life Insurance-$5,548; Delarge: Automobile-$3,361 and Leadership Life Insurance-$7,376; Modak: Leadership Life Insurance-$5,698; Dandolph: Expatriate Benefits: $221,906 (Housing & Utilities-$71,210; Tax Equlization-$66,991; Cost of Living Supplement-$32,503; Auto-$32,300 and Other-$19,002); Leadership Life Insurance-$359; Johns: Leadership Life Insurance-$5,658; and Greene: Leadership Life Insurance-$3,521. In connection with his Separation Agreement, Mr. Rich also received or will receive the following payments and benefits following his termination of employment on October 1, 2010: (i) $975,000 in aggregate cash severance payments, representing his regular salary for the period from October 2, 2010 through and continuing until March 30, 2012, payable in monthly installments, (ii) a cash bonus of $1,300,000 based on the achievement of applicable performance targets by the Company for fiscal year 2010, which we expect to pay in the first quarter of 2011, (iii) $2,768 representing the value of health and welfare benefits provided through February 3, 2011, and (iv) $350,000, which was paid within 30 days of his termination of employment. In addition, in accordance with the terms of his Separation Agreement, Momentive Holdco repurchased 50% of the units in Momentive Holdco held by Mr. Rich at the same price originally paid by Mr. Rich (as adjusted to reflect the conversion under the Combination Agreement), and our parent modified Mr. Rich's existing options. Under the option modification, Mr. Rich's unvested Tranche A time-vesting options became fully vested on October 1, 2010, the effective date of his termination of employment without cause, and his unvested Tranche B and Tranche C performance-vesting options shall remain outstanding until the expiration of the scheduled option term (as set forth in Mr. Rich's Option Agreement) determined without regard to the continued service requirement set forth in his Option Agreement and shall vest if the applicable performance goals are achieved. The fair value of the foregoing option modifications for Mr. Rich determined in the same manner as described under footnote (6) above is $2,621,400. In connection with his Separation Agreement, Mr. Colatrella also received or will receive the following payments and benefits following his termination of employment on October 1, 2010: (i) $599,952 in aggregate cash severance payments, representing his regular salary for the period from October 2, 2010 through and continuing until March 30, 2012, payable on a bi-weekly basis (minus all applicable taxes and previously authorized payroll deductions), plus two weeks of paid vacation, (ii) a cash bonus of $585,000 based on the achievement of applicable performance targets by the Company for fiscal year 2010, calculated as if his employment had continued through December 31, 2010, which we expect to pay in the first quarter of 2011, (iii) $18,388 representing the estimated value of medical, dental and life insurance benefits to be provided through September 30, 2011, (iv) $197,471 paid within thirty days of his termination of employment, representing a settlement of all outstanding benefits owed to him under our relocation program and (v) $7,100 representing the estimate value of outplacement services to be provided through September 30, 2011. In addition, in accordance with the terms of his Separation Agreement, our parent modified Mr. Colatrella's existing options. Under the option modification, Mr. Colatrella's unvested Tranche A time-vesting options and his unvested Tranche B and Tranche C performance-vesting options shall remain outstanding until the expiration of the scheduled option term (as set forth in Mr. Colatrella's Option Agreements) determined without regard to the continued service requirement set forth in his Option Agreements and shall vest according to their terms. The fair value of the foregoing option modifications for Mr. Colatrella determined in the same manner as described under footnote (6) above is $1,183,871. The severance benefits referred to above are shown in their entirety, regardless of the amounts allocated to MSC under the Shared Services Agreement.
Narrative to Summary Compensation Table
Shared Services Agreement
On October 1, 2010 in connection with the closing of the MSC Transaction, we entered into the Shared Services Agreement with MSC, pursuant to which, MSC provides to us, and we provide to MSC, a range of services, including the services of certain executives and employees on a shared basis. Under this arrangement, MSC provides us with the executive services of Mr. Morrison, Mr. Carter and certain other members of our Senior Leadership Team (while they continue to be employed by, and provide services to, MSC) and we provide MSC with the executive services of Messrs. Johns and Greene (while they continue to be employed by, and provide services to, us). In addition, under this agreement, MSC provides to us, and we provide to MSC, the services of various other executives and employees on a shared basis. Pursuant to the Shared Services Agreement, the fully burdened costs (including associated overhead costs) of the executives and other employees that MSC provides to us and we provide to MSC are allocated 49% to us and 51% to MSC, respectively, according to an agreed upon methodology, except to the extent that 100% of any cost is demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost is allocated to such party. Fully burdened costs for shared employees include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead, calculated in accordance with accounting policies and procedures approved, from time to time, by the parties. Monthly net payments are made under the Shared Services Agreement based on estimated total allocated costs for all services. Following the end of each quarter, an additional payment is made, if necessary, based on a reconciliation of estimated costs to actual costs for such quarter. We expect that the MSC Transaction, including the Shared Services Agreement, will result in significant synergies for us. For additional details regarding the Shared Services Agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

MSC Employment Agreements

MSC has an employment agreement with Mr. Morrison, which includes an agreement not to compete with MSC for 18 months following termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that Mr. Morrison's employment is terminated by the Board of Directors of MSC without cause or Mr. Morrison resigns for good reason, Mr. Morrison is entitled, under this agreement, to base salary continuation during the term of his non-compete agreement.
MSC also has an employment agreement with Mr. Carter, which includes an agreement not to compete with MSC for two years following termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that Mr. Carter's employment is terminated without cause or Mr. Carter resigns for good reason, Mr. Carter is entitled, under this agreement, to base salary continuation during the term of his non-compete agreement.
If Messrs. Morrison or Carter's employment is terminated by MSC pursuant to the terms of their employment agreements with MSC, these executives would no longer provide services to us under the Shared Services Agreement. In such event, the cost of any benefits payable would be allocated 49% to us (except to the extent that 100% of such costs are demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost would be allocated to such party) pursuant to the terms of the Shared Services Agreement, provided the agreement is still in effect at the time of the termination.
Rich and Colatrella Separation Agreements and Option Modifications
In anticipation of the closing of the MSC Transaction, we entered into Separation Agreements dated September 29, 2010 with each of Jonathan D. Rich and Anthony Colatrella, our CEO and CFO at the time. Pursuant to these agreements, both executives were terminated without cause as of October 1, 2010.
Pursuant to the terms of Dr. Rich's pre-existing employment agreement with us dated June 1, 2007, Dr. Rich is entitled to receive, subject to his compliance with the restrictive covenants set forth therein, the following severance benefits (i) any accrued but unpaid annual base salary and bonus, vacation and unreimbursed expenses, payable in lump sum, (ii) 18 months of continued base salary, payable in monthly installments, (iii) a bonus (based on the Company's performance) for the year in which termination occurs and (iv) continued health and welfare benefits (excluding long-term disability coverage) for 18 months for Dr. Rich (and, where applicable, his dependents), subject to cutoff in certain events in connection with Dr Rich's subsequent reemployment.  Pursuant to the terms of Dr. Rich's separation agreement with us, dated September 29, 2010, our parent agreed to modify the terms of Dr. Rich's existing options. Under the option modification, (i) the time-vested stock options held by Dr. Rich became fully vested upon his date of termination and will remain outstanding until the expiration of the scheduled stock option term and (ii) his performance-based stock options will remain outstanding until the expiration of the scheduled stock option term, determined without regard to the continued service requirement, and will vest if the applicable performance goals are achieved.  As consideration of the services that Dr. Rich provided through the closing of the transactions contemplated by the Combination Agreement, we also paid Dr. Rich, within 30 days of his termination date, $350,000 in accordance with the terms of the separation agreement. In connection with his entry into the separation agreement, Mr. Rich executed a general release of claims against our affiliates and us. On February 3, 2011, Mr. Rich's health and welfare benefits ceased, because Mr. Rich had become eligible for similar benefits by another employer. On December 15, 2010, in accordance with the terms of the separation agreement, Momentive Holdco purchased 50% of Dr. Rich's units in MPM Holdings.   Mr. Rich is also subject to certain non-competition and non-solicitation restrictions for two years following termination of his employment, and continuing confidentiality obligations under his employment agreement.
Pursuant to the terms of Mr. Colatrella's pre-existing offer letter agreement with us, dated December 22, 2008, in the event of a termination without cause, Mr. Colatrella was entitled to receive, subject to his execution of a general release of claims, his current base salary (including benefits) up to one year or, if earlier, until he begins full-time employment with another employer.  However, pursuant to the terms of Mr. Colatrella's separation agreement with us, dated September 29, 2010, we agreed to provide Mr. Colatrella with the following benefits in lieu of the severance benefits contained in Mr. Colatrella's offer letter and in consideration of his execution of a release contained in his separation agreement: (i) current base salary, on a bi-weekly basis, beginning on October 15, 2010, for the period from October 2, 2010 through and continuing until March 30, 2012 (minus all applicable taxes and previously authorized payroll deductions), (ii) all medical, dental and life insurance benefits through September 30, 2011, (iii) his 2010 cash bonus paid pursuant to the terms of our Annual Cash Bonus Plan and calculated as if his employment had continued through December 31, 2010, (iv) a lump sum payment equal to $197,471 for all outstanding benefits owed to him under our relocation program, (v) 12 months of outplacement services, (vi) lump-sum payment of accrued and unused vacation time, equivalent to two weeks of salary pay and (vii) modifications to his existing options providing for continued vesting of all time-vested stock options in accordance with its terms (determined without regard to the continued service requirement) and for his performance-based stock options to remain outstanding until the expiration of the scheduled stock option term (determined without regard to the continued service requirement) and to vest if the applicable performance goals are achieved.  In addition, we also agreed that on a date between the termination date and December 15, 2010, Mr. Colatrella may sell a portion or all of his shares of MPM Holdings common stock (or Momentive

Holdco units following the equity conversion under the Combination Agreement) to us or our affiliate at his original purchase price.  Mr. Colatrella, however, did not exercise this right. We agreed to indemnify Mr. Colatrella for liabilities arising out of or relating to his position as Chief Financial Officer, to the extent permitted by applicable law and consistent with indemnification provided to officers and directors of the Company generally.  We will also provide coverage under the our D&O insurance for a period of six years following Mr. Colatrella's separation from us.  The non-solicitation and non-compete provisions under MPM Holdings' Amended and Restated Securityholders Agreement, dated March 5, 2007, are to remain in full force and effect and Mr. Colatrella agreed to a non-disparagement provision in his separation agreement.
Option Modifications
As described in the Narrative to Grants of Plan Based Awards below, in early March 2010, we amended all outstanding performance vesting options under our 2007 Long-Term Incentive Plan, including those held by the applicable Named Executive Officers, to better incentivize our executives.
Term Sheets
In connection with the consummation of the GE Advanced Materials Acquisition, we entered into definitive and binding term sheets with Messrs. Delarge, Johns and Greene. Under these term sheets, each executive is employed on an at-will basis and is entitled to severance benefits that are no less favorable than those to which such executive was entitled to under the policies and practices of GE in effect as of December 3, 2006, which are more fully described below in “Potential Payments Upon Termination or Change in Control”. In connection with his promotion on October 1, 2010, we increased certain severance benefits for Mr. Johns. Pursuant to their term sheets, Messrs. Delarge, Johns and Greene are also subject to certain non-competition and non-solicitation restrictions during the terms of their employment and for a specified period following the termination of their employment, and ongoing confidentiality obligations. These Named Executive Officers were also obligated under their term sheets to purchase common stock of MPM Holdings. In connection with such purchases, MPM Holdings was obligated to grant the Named Executive Officers options to purchase additional shares of MPM Holdings common stock. Such stock purchases and option grants commitments have been satisfied according to the terms of these agreements. Under his term sheet, Mr. Delarge is also entitled to $15,000 in annual compensation in lieu of GE benefits or participation in our leased vehicle program.
Modak Offer Letter
Pursuant to the terms of his offer letter, Mr. Modak's employment is on an at-will basis. Under his offer letter, Mr. Modak was also entitled to receive a sign-on bonus totaling $400,000, which was payable in three equal installments over a two-year period, and is eligible for certain severance benefits, which are more fully described below in “Potential Payments Upon Termination or Change in Control”. $133,333 of Mr. Modak's sign-on bonus was paid following his hiring, $133,333 was paid following his one-year anniversary of employment in June 2009 and the remaining $133,334 was paid two years after his date of hire.
Dandolph International Assignment Compensation
Under the terms of his offer letter, we have agreed to provide Mr. Dandolph with expatriate benefits relating to his current international assignment in China, which began in February 2010. The additional benefits that he receives are directly related to the additional expenses Mr. Dandolph incurs as a result of his international assignment. His benefits include payments for housing, cost of living and personal income tax differentials (which reflect an employee contribution for housing, utilities and personal income taxes), transportation benefits subject to country guidelines and an employee contribution, participation in our global health plan, reimbursement of home-leave expenses and tax preparation assistance. In addition, upon the completion of his international assignment, we will pay for any necessary and reasonable expenses (as determined under the expatriate policy in effect at the time of repatriation) to relocate Mr. Dandolph back to the U.S. or to another Momentive location, except in the event Mr. Dandolph resigns or is discharged for cause.

Grants of Plan Based Awards
The following table sets forth information regarding plan-based awards that were granted to each participating Named Executive Officer in 2010 under the 2010 ICP and our 2007 Long-Term Incentive Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Craig O. Morrison	N/A	—	—	—	—	—	—	—	—	—	—
Dr. Jonathan D. Rich	N/A	1	650,000	1,300,000	—	—	—	—	—	—	—
Tranche B Option Modification	3/5/10	—	—	—	—	963,795	—	—	—	2.594	452,963
Tranche C Option Modification	3/5/10	—	—	—	—	963,795	—	—	—	2.594	375,863
William H. Carter	N/A	—	—	—	—	—	—	—	—	—	—
Anthony S. Colatrella	N/A	1	292,500	585,000	—	—	—	—	—	—	—
Tranche B Option Modification	3/5/10	—	—	—	—	115,655	—	—	—	2.594	54,356
Tranche C Option Modification	3/5/10	—	—	—	—	115,655	—	—	—	2.594	45,104
Common Stock	4/30/10	—	—	—	—	—	—	192,759	—	—	—
Tranche A Options	4/30/10	—	—	—	—	—	—	—	192,759	2.594	370,080
Tranche B Options	4/30/10	—	—	—	—	192,759	—	—	—	2.594	192,750
Tranche C Options	4/30/10	—	—	—	—	192,759	—	—	—	2.594	119,505
Steven P. Delarge	N/A	1	289,500	579,000	—	—	—	—	—	—	—
Tranche B Option Modification	3/5/10	—	—	—	—	125,293	—	—	—	2.594	58,885
Tranche C Option Modification	3/5/10	—	—	—	—	125,254	—	—	—	2.594	48,847
Common Stock	4/30/10	—	—	—	—	—	—	38,552	—	—	—
Tranche A Options	4/30/10	—	—	—	—	—	—	—	41,790	2.594	100,710
Tranche B Options	4/30/10	—	—	—	—	41,751	—	—	—	2.594	41,750
Tranche C Options	4/30/10	—	—	—	—	41,751	—	—	—	2.594	25,885
Michael D. Modak	N/A	1	240,000	480,000	—	—	—	—	—	—	—
Tranche B Option Modification	3/5/10	—	—	—	—	57,827	—	—	—	2.594	27,178
Tranche C Option Modification	3/5/10	—	—	—	—	57,827	—	—	—	2.594	22,552
Common Stock	4/30/10	—	—	—	—	—	—	134,931	—	—	—

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Tranche A Options	4/30/10	—	—	—	—	—	—	—	134,931	2.594	325,169
Tranche B Options	4/30/10	—	—	—	—	134,931	—	—	—	2.594	134,925
Tranche C Options	4/30/10	—	—	—	—	134,931	—	—	—	2.594	83,654
John C. Dandolph	N/A	1	110,000	220,000	—	—	—	—	—	—	—
Tranche B Option Modification	3/5/10	—	—	—	—	16,076	—	—	—	2.594	7,555
Tranche C Option Modification	3/5/10	—	—	—	—	16,037	—	—	—	2.594	6,254
Common Stock	5/19/10	—	—	—	—	—	—	96,380	—	—	—
Tranche A Options	5/19/10	—	—	—	—	—	—	—	80,341	2.594	193,615
Tranche B Options	5/19/10	—	—	—	—	80,303	—	—	—	2.594	80,300
Tranche C Options	5/19/10	—	—	—	—	80,303	—	—	—	2.594	49,786
Douglas A. Johns	N/A	1	159,825	319,650	—	—	—	—	—	—	—
Tranche B Option Modification	3/5/10	—	—	—	—	89,941	—	—	—	2.594	42,270
Tranche C Option Modification	3/5/10	—	—	—	—	89,941	—	—	—	2.594	35,075
Anthony B. Greene	N/A	1	115,500	231,000	—	—	—	—	—	—	—
Tranche B Option Modification	3/5/10	—	—	—	—	64,265	—	—	—	2.594	30,204
Tranche C Option Modification	3/5/10	—	—	—	—	64,227	—	—	—	2.594	25,047
Common Stock	5/19/10	—	—	—	—	—	—	19,276	—	—	—
Tranche A Options	5/19/10	—	—	—	—	—	—	—	16,076	2.594	38,742
Tranche B Options	5/19/10	—	—	—	—	16,076	—	—	—	2.594	16,075
Tranche C Options	5/19/10	—	—	—	—	16,037	—	—	—	2.594	9,943

(1)	The amounts shown in these columns represent the threshold, target and maximum awards that could have been earned by the Named Executive Officers under our 2010 ICP.

(2)
This column reflects the number of options to purchase common stock of MPM Holdings with performance based vesting requirements granted or modified in fiscal year 2010, as subsequently converted into common units of Momentive Holdco pursuant to the terms of the Combination Agreement.

(3)
This column reflects the shares of MPM Holdings common stock purchased by the Named Executive Officers during fiscal year 2010 as subsequently converted into common units of Momentive Holdco pursuant to the terms of the Combination Agreement. The effective purchase price paid for these units as adjusted for the conversion was $2.594.

(4)
This column reflects the number of options to purchase common stock of MPM Holdings with time-based vesting requirements granted or modified in fiscal year 2010, as subsequently converted into common units of Momentive Holdco pursuant to the terms of the Combination Agreement.

(5)
This column reflects the exercise price per unit for the options to purchase Momentive Holdco common units. There is currently no public market for the common units of Momentive Holdco. The exercise price per unit for the options is equal to the per share purchase price paid by Apollo in the GE Advanced Materials Acquisition for common stock of MPM Holdings, as adjusted for the conversion of such stock into Momentive Holdco common units under the Combination Agreement.

(6)
This column shows the aggregate fair value of each option award or the incremental fair value of each option modification, calculated as of the applicable grant date, in accordance with FASB ASC Topic 718. Because MPM Holdings common stock was not sold at a discount to its fair market value at the time of sale, the aggregate grant date fair value of each stock award is $0. The amounts in this column do not reflect the amount of compensation actually received by the Named Executive Officer during fiscal year 2010.

Narrative to Grants of Plan Based Awards Table
MSC Awards
Messrs. Morrison and Carter do not participate in our annual cash incentive plan. These executives, however, participate in MSC's annual cash incentive plan, and 49% of MSC's cost of this plan for Messrs. Morrison and Carter related to the fourth quarter of 2010 was allocated to us in accordance with the terms of the Shared Services Agreement. Such amounts are included in footnote (9) to the Summary Compensation Table set forth above. For a description of MSC's annual incentive plan, see MSC's Annual Report on Form 10-K for the period ended December 31, 2010.
Annual Incentive Compensation Plan
The financial metrics used in our 2010 annual incentive compensation plan include Adjusted EBITDA, free cash flow and working capital turnover. For executives with global roles, the financial objectives are Adjusted EBITDA and free cash flow of the Company. For executives with regional or business unit roles, the financial objectives are Adjusted EBITDA of the Company and the applicable region or business unit, free cash flow of the Company and working capital turnover of the applicable region or business unit. Minimum, target and maximum goals were established for each financial metric. The regional or business unit goals aggregate to the goals for the Company. The minimum threshold for an incentive payout was established at approximately 90% of the target goal, and the maximum payout was established at approximately 110% of the target goal. The Adjusted EBITDA, free cash flow and working capital turnover goals act independently such that a payout based on one metric is possible even if the minimum threshold for the other metrics are not achieved.
The incentive target award under the 2010 ICP for each participating Named Executive Officer is based on a percentage of his base salary. In connection with the MSC Transaction, the responsibilities of certain Named Executive Officers were increased and, effective October 1, 2010, these individuals' incentive target awards, expressed as percentage of their base salary, was increased with respect to the fourth quarter of 2010. Messrs. Rich, Colatrella, Modak, Johns and Greene, executives with global roles, had 70% of their annual incentive compensation tied to Adjusted EBITDA of the Company and 30% tied to free cash flow of the Company. Messrs. Delarge and Dandolph, executives with business unit roles at the beginning of the year, had 45% of their annual incentive compensation tied to Adjusted EBITDA of the Company, 25% tied to Adjusted EBITDA of the applicable business unit, 15% tied to free cash flow of the Company and 15% tied to working capital turnover of the applicable business unit. For additional information on the 2010 ICP target awards, goals, and performance components, see “Executive Compensation Components-Annual Incentive Awards” in the Compensation Discussion and Analysis section above.
Option Modifications
In early March 2010, to better incentivize our executives, we amended all outstanding performance vesting options under our 2007 Long-Term Incentive Plan, including those held by the applicable Named Executive Officers, tieing vesting to the earlier of (i) Apollo's achievement of a specified internal rate of return on its equity investment in MPM Holdings and (ii) Apollo's achievement of a specified cash-on-cash return on its equity investment in MPM Holdings. Previously, vesting for these options was tied only to the internal rate of return criteria. All subsequent grants of performance vesting options include the foregoing vesting criteria. On October 1, 2010, Mr. Rich and Mr. Colatrella's options were also modified in connection with their Separation Agreements, as described in the Narrative to the Summary Compensation Table above.

Stock Sales and Option Grants under the 2007 Long-Term Incentive Plan
In mid 2010, Messrs. Colatrella, Delarge, Modak, Dandolph and Greene purchased common stock of MPM Holdings, investing $500,000, $100,000, $350,000, $250,000 and $50,000, respectively. The common stock was subsequently converted into common units of Momentive Holdco pursuant to the terms of the Combination Agreement. In connection with the purchases, we granted these executives options to purchase common stock of MPM Holdings, which were also subsequently converted into options to purchase common units of Momentive Holdco pursuant to the terms of the Combination Agreement. The purchase price for such common stock, and exercise price for such options, were set at or above fair market value, as determined by the Compensation Committee in accordance with the terms of our 2007 Long-Term Incentive Plan.
Approximately one-third of the options granted are time vesting options and two-thirds are performance vesting options. The time vesting options will vest and become exercisable in four equal annual installments. One half of the performance vesting options vest on the earlier of (i) the date that Apollo's IRR on its equity investment in MPM Holdings (now converted into Momentive Holdco common units) is equal to or exceeds 20% and (ii) Apollo's achievement of a minimum cash-on-cash return of 1.75 times its investment in MPM Holdings (now converted into Momentive Holdco common units). The other half of the performance vesting options vest on the earlier of (i) the date that Apollo's IRR on its equity investment in MPM Holdings (now converted into Momentive Holdco common units) is equal to or exceeds 25% and (ii) Apollo's achievement of a minimum cash-on-cash return of 2.25 times its equity investment in MPM Holdings (now converted into Momentive Holdco common units). The vesting terms described above in each case assume the executive's continued employment with the Company, except for Colatrella, whose options will continue to vest without regard to his continued employment pursuant to the terms of his Separation Agreement.
Outstanding Equity Awards at Fiscal-Year End
The following table sets forth information regarding stock options outstanding at December 31, 2010 for each of the Named Executive Officers. Such stock options are exercisable for common units of Momentive Holdco. The vesting dates applicable to each stock option award are set forth in footnotes below the table. There were no unvested stock awards for our Named Executive Officers outstanding at December 31, 2010.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Craig O. Morrison
MSC Plan Tranche A Options	301,514	—	—	6.22	8/12/14	—	—	—	—
MSC Plan Tranche B Options	—	301,514	—	6.22	8/12/14	—	—	—	—

Dr. Jonathan D. Rich
Tranche A Options	963,795	—	—	2.594	6/8/17	—	—	—	—
Tranche B Options	—	963,795	—	2.594	6/8/17	—	—	—	—
Tranche C Options	—	963,795	—	2.594	6/8/17	—	—	—	—

William H. Carter
MSC Plan Tranche A Options	241,211	—	—	6.22	8/12/14	—	—	—	—
MSC Plan Tranche B Options	—	241,211	—	6.22	8/12/14	—	—	—	—

Anthony S. Colatrella
Tranche A Options	28,914	86,741(1)	—	2.594	12/28/19	—	—	—	—

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Tranche A Options	—	192,759(2)	—	2.594	4/30/20	—	—	—	—
Tranche B Options	—	115,655	—	2.594	12/28/19	—	—	—	—
Tranche B Options	—	192,759	—	2.594	4/30/20	—	—	—	—
Tranche C Options	—	115,655	—	2.594	12/28/19	—	—	—	—
Tranche C Options	—	192,759	—	2.594	4/30/20	—	—	—	—

Steven P. Delarge
Tranche A Options	83,548	20,888(3)	—	2.594	3/30/17	—	—	—	—
Tranche A Options	5,224	15,671(4)	—	2.594	12/28/19	—	—	—	—
Tranche A Options	—	41,790(5)	—	2.594	4/30/20	—	—	—	—
Tranche B Options	—	104,398	—	2.594	3/30/17	—	—	—	—
Tranche B Options	—	20,895	—	2.594	12/28/19	—	—	—	—
Tranche B Options	—	41,751	—	2.594	4/30/20	—	—	—	—
Tranche C Options	—	104,398	—	2.594	3/30/17	—	—	—	—
Tranche C Options	—	20,856	—	2.594	12/28/19	—	—	—	—
Tranche C Options	—	41,751	—	2.594	4/30/20	—	—	—	—

Michael D. Modak
Tranche A Options	14,457	43,370 (6)	—	2.594	12/28/19	—	—	—	—
Tranche A Options	—	134,931(7)	—	2.594	4/30/20	—	—	—	—
Tranche B Options	—	57,827	—	2.594	12/28/19	—	—	—	—
Tranche B Options	—	134,931	—	2.594	4/30/20	—	—	—	—
Tranche C Options	—	57,827	—	2.594	12/28/19	—	—	—	—
Tranche C Options	—	134,931	—	2.594	4/30/20	—	—	—	—

John C. Dandolph
Tranche A Options	12,860	3,216(8)	—	2.594	3/30/17	—	—	—	—
Tranche A Options	—	80,341(9)	—	2.594	5/19/20	—	—	—	—
Tranche B Options	—	16,076	—	2.594	3/30/17	—	—	—	—
Tranche B Options	—	80,303	—	2.594	5/19/20	—	—	—	—
Tranche C Options	—	16,037	—	2.594	3/30/17	—	—	—	—
Tranche C Options	—	80,303	—	2.594	5/19/20	—	—	—	—

Douglas A. Johns
Tranche A Options	71,984	17,995(10)	—	2.594	3/30/17	—	—	—	—
Tranche B Options	—	89,941	—	2.594	3/30/17	—	—	—	—
Tranche C Options	—	89,941	—	2.594	3/30/17	—	—	—	—

Anthony B. Greene
Tranche A Options	51,412	12,853(11)	—	2.594	3/30/17	—	—	—	—
Tranche A Options	—	16,076(12)	—	2.594	5/19/20	—	—	—	—
Tranche B Options	—	64,265	—	2.594	3/30/17	—	—	—	—

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Tranche B Options	—	16,076	—	2.594	5/19/20	—	—	—	—
Tranche C Options	—	64,227	—	2.594	3/30/17	—	—	—	—
Tranche C Options	—	16,037	—	2.594	5/19/20	—	—	—	—

(1)	Tranche A options to purchase approximately 28,914 shares of Momentive Holdco common units vest on December 28th of each year from 2011 through 2013.

(2)	Tranche A options to purchase approximately 48,190 shares of Momentive Holdco common units vest on April 30th of each year from 2011 through 2014.

(3)	Assuming Mr. Delarge's continued employment with the Company, Tranche A options to purchase 20,888 common units of Momentive Holdco will vest on December 3, 2011.

(4)
Assuming Mr. Delarge's continued employment with the Company, Tranche A options to purchase approximately 5,224 common units of Momentive Holdco will vest on December  28th of each year from 2011 through 2013.

(5)
No Tranche A options are vested. Assuming Mr. Delarge's continued employment with the Company, Tranche A options to purchase approximately 10,448 common units of Momentive Holdco will vest on April 30th of each year from 2011 through 2014.

(6)
Assuming Mr. Modak's continued employment with the Company, Tranche A options to purchase approximately 14,457 common units of Momentive Holdco will vest on December  28th of each year from 2011 through 2013.

(7)
No Tranche A options are vested. Assuming Mr. Modak's continued employment with the Company, Tranche A options to purchase approximately 33,733 common units of Momentive Holdco will vest on April 30th of each year from 2011 through 2014.

(8)	Assuming Mr. Dandolph's continued employment with the Company, Tranche A options to purchase 3,216 common units of Momentive Holdco will vest on December 3, 2011.

(9)
No Tranche A options are vested. Assuming Mr. Dandolph's continued employment with the Company, Tranche A options to purchase approximately 20,085 common units of Momentive Holdco will vest on May 19th of each year from 2011 through 2014.

(10)	Assuming Mr. Johns's continued employment with the Company, Tranche A options to purchase 17,995 common units of Momentive Holdco will vest on December 3, 2011.

(11)	Assuming Mr. Greene's continued employment with the Company, Tranche A options to purchase 12,853 common units of Momentive Holdco will vest on December 3, 2011.

(12)
No Tranche A options are vested. Assuming Mr. Greene's continued employment with the Company, Tranche A options to purchase approximately 4,019 common units of Momentive Holdco will vest on May 19th of each year from 2011 through 2014.

Narrative to Outstanding Equity Awards Table
The outstanding options held by Messrs. Morrison and Carter were granted under the 2004 Stock Incentive Plan of Hexion LLC (the predecessor of MSC Holdings) (the “MSC Plan”) and originally covered the equity securities of Hexion LLC. These options were subsequently converted into options to purchase common units of Momentive Holdco pursuant to the terms of the Combination Agreement.
The Tranche A options reported in the table for Messrs. Morrison and Carter vested over five years and are fully vested at December 31, 2010. The Tranche B options reported in the table for Messrs Morrison and Carter are designed to vest on the eighth anniversary of the grant date (August 2004) but are subject to accelerated vesting in connection with a change in control of MSC, based on certain conditions. For a description of MSC Plan and grants made to Messrs. Morrison and Carter thereunder, see MSC's Annual Report on Form 10-K for the period ended December 31, 2010.
The outstanding options held by Messrs. Rich, Colatrella, Delarge, Modak, Dandolph, Johns and Greene were granted under our 2007 Long-Term Incentive Plan and originally covered the equity securities of MPM Holdings These options were subsequently converted into options to purchase common units of Momentive Holdco pursuant to the terms of the Combination Agreement.
The Tranche A options under our 2007 Long-Term Incentive Plan will vest and become exercisable in four or five equal annual installments, depending on the terms of the grant. The Tranche B options under our 2007 Long-Term Incentive Plan vest on the earlier of (i) the date that Apollo's IRR on its equity investment in MPM Holdings (now converted into Momentive Holdco common units) is equal to or exceeds 20% and (ii) Apollo's achievement of a minimum cash-on-cash return of 1.75 times its investment in MPM Holdings (now converted into Momentive Holdco common units). Tranche C options under our 2007 Long-Term Incentive Plan vest on the earlier of (i) the date that Apollo's IRR on its equity investment in MPM Holdings (now converted into Momentive Holdco common units) is equal to or exceeds 25% and (ii) Apollo's achievement of a minimum cash-on-cash return of 2.25 times its equity investment in MPM Holdings (now converted into Momentive Holdco common units). The cash-on-cash return vesting criteria was added in early March 2010.
The vesting terms described above in each case assume the executive's continued employment with the Company, except for Rich and Colatrella. Pursuant to the terms of his Separation Agreement, Mr. Rich's Tranche A options became fully vested on October 1, 2010 and his Tranche B and Tranche C options will vest according to their terms without regard to his continued employment. Mr. Colatrella's options will vest according to their terms without regard to his continued employment in accordance with the terms of his Separation Agreement.
Option Exercises and Stock Vested
No options were exercised by the Named Executive Officers in fiscal year 2010. None of the Named Executive Officers have outstanding stock awards that vested during fiscal year 2010 related to their service with us.

Pension Benefits
The following table sets forth for each participating Named Executive Officer information regarding the benefits payable under each of our plans that provides for payments or other benefits at, following, or in connection with such Named Executive Officer's retirement. The following table does not provide information regarding tax-qualified or nonqualified defined contribution plans.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)(3)	Payments During 2009 ($)
Craig O. Morrison	Not Applicable	—	—	—
Dr. Jonathan D. Rich	Momentive Pension Plan	—	—	—
	Momentive Supplementary Pension Plan	—	—	—
	Momentive Excess Benefits Plan	—	—	—
		—		—
William H. Carter	Not Applicable	—	—	—

Anthony S. Colatrella	Momentive Pension Plan	—	—	—
	Momentive Supplementary Pension Plan	—	—	—
	Momentive Excess Benefits Plan	—	—	—

Steven P. Delarge	Momentive Pension Plan	31.501	88,107	—
	Momentive Supplementary Pension Plan	31.501	859,565	—
	Momentive Excess Benefits Plan	31.501	—	—

Michael D. Modak	Momentive Pension Plan	2.505	57,921	—
	Momentive Supplementary Pension Plan	2.505	153,780	—
	Momentive Excess Benefits Plan	2.505	—	—

John C. Dandolph	Momentive Pension Plan	12.471	32,053	—
	Momentive Supplementary Pension Plan	12.471	129,965	—
	Momentive Excess Benefits Plan	12.471	—	—

Douglas A. Johns	Momentive Pension Plan	19.121	102,330	—
	Momentive Supplementary Pension Plan	19.121	462,012	—
	Momentive Excess Benefits Plan	19.121	—	—

Anthony B. Greene	Momentive Pension Plan	29.955	93,465	—
	Momentive Supplementary Pension Plan	29.955	599,064	—
	Momentive Excess Benefits Plan	29.955	—	—

(1)
Messrs. Delarge, Dandolph, Johns and Greene have received credit for their years of service with GE prior to the GE Advanced Materials Acquisition for purposes of determining their eligibility for pension benefits under our plans.

(2)
The accumulated benefit is based on service and earnings (base salary and bonus, as described below) that are considered by the plans for the period from January 29, 2007 to December 31, 2010. The present value has been calculated assuming the participating Named Executive Officers will remain in service with us until the age at which retirement could have occurred without any reduction in benefits under the Momentive Supplementary Pension Plan (age 60 for Messrs. Delarge, Dandolph, Johns and Greene; age 65 for Mr. Modak) and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 15 of the Notes to our Consolidated and Combined Financial Statements. As described in such note, the interest assumption is 5.60%. If the assumed retirement age was changed to age 65, the normal retirement age on or after April 1, 2008 for exempt employees as defined in the plans, the present value in total for the three plans would instead be $672,389, $211,701, $117,283, $406,650 and $494,091 for each of Messrs. Delarge, Modak, Dandolph, Johns and Greene, respectively. The post-retirement mortality assumption is based on the 2011 static mortality tables as defined in the Pension Protection Act of 2006. None of the Named Executive Officers were vested in the Momentive Supplementary Pension Plan as of December 31, 2010.

(3)	Dr. Rich and Mr. Colatrella's employment was terminated by the Company during 2010, prior to either executive becoming vested in any pension benefits.
Narrative to Pension Benefits Table
MSC Plans. Messrs. Morrison and Carter do not participate in our retirement plans. These executives, however, participate in MSC's retirement plans.
Momentive Pension Plan. The Momentive Pension Plan is a funded and tax qualified retirement program that covers approximately 2,300 eligible U.S. employees as of December 31, 2010. As applicable to the Named Executive Officers, the plan provides benefits based primarily on a formula that takes into account the executive's earnings for each fiscal year. For fiscal years 2008 and later, the formula under the plan provides an annual benefit accrual equal to the number of the employee's years of credited service earned after 2007 multiplied by the sum of 1.1% of the executive's average of compensation in the highest 5 consecutive years of the last 10 years prior to termination (the “5 year average compensation”) up to “covered compensation” and 1.6% of final 5 year average compensation in excess of “covered compensation.” “Covered compensation” is $47,500 for fiscal years through 2010 and $55,000 for 2011 through 2013. For fiscal years after 2013, “covered compensation” is equal to Social Security covered compensation as defined in section 401(1)(5)(E) of the Internal Revenue Code and will vary over the years based on the participant's date of birth and changes in the average of the Social Security taxable wage bases. The executive's annual earnings taken into account under this formula include base salary and one-half of the eligible bonus payments, but may not exceed an IRS-prescribed limit applicable to tax-qualified plans of $245,000 for 2010.
For fiscal year 2007, the formula provides an annual benefit accrual equal to 1.45% of the executive's earnings for the year up to $35,000 and 1.9% of his earnings for the year in excess of $35,000. The executive's annual earnings taken into account under this formula include base salary and one-half of eligible bonus payments, but could not exceed an IRS-prescribed limit applicable to tax-qualified plans of $225,000 for 2007. For service in 2007, the maximum incremental annual benefit an executive could have earned toward his total pension payments under this plan was $4,117.50 ($343.13 per month), payable after retirement as described below.
The accumulated benefit an employee earns over his or her career with us is payable starting after retirement on a monthly basis for life with a guaranteed minimum term of five years. Beginning on April 1, 2008, U.S. employees that are classified as exempt employees, including the Named Executive Officers, are generally eligible to retire under this plan with unreduced benefits at age 65 (or at age 62 with 25 years of service if hired before January 1, 2005). U.S. employees that are classified as non-exempt employees are generally eligible to retire under this plan with unreduced benefits at age 60. Employees vest in the Momentive Pension Plan at the earlier of five years of qualifying service or age 60. In addition, the Plan provides for Social Security supplements if the employee was hired prior to January 1, 2005 and spousal joint and survivor annuity options.
Benefits under the Momentive Pension Plan are subject to the limitations imposed under section 415 of the Internal Revenue Code. The section 415 limit for 2010 is $195,000 per year for a single life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distribution and different annuity starting dates.
Momentive Supplementary Pension Plan. We provide the Momentive Supplementary Pension Plan to approximately 30 U.S. plan participants in the executive-band and above to provide for retirement benefits above amounts available under our tax-qualified and other pension programs. The Supplementary Pension Plan is unfunded and is not qualified for tax purposes. An employee's annual Supplementary Pension, when combined with certain amounts payable under the Company's tax-qualified and other pension programs and Social Security, will equal 1.75% of the employee's “earnings credited for retirement benefits” multiplied by the number of the employee's years of credited service, up to a maximum of 60% of such earnings credited for retirement benefits. The “earnings credited for retirement benefits” are the employee's average annual compensation (base salary and bonus) for the highest 36 consecutive months out of the last 120 months prior to retirement. Employees are generally not eligible for benefits under the Supplementary Pension Plan if they leave the company prior to reaching age 60. The normal retirement age as defined in this Plan is 65, with benefits becoming payable at age 60. Benefits under the Supplementary Pension Plan are generally payable at the time of the employee's termination of service on a monthly basis for life with a guaranteed minimum term of five years. The Supplementary Pension Plan provides for the same optional spousal joint and survivor annuity options as the Momentive Pension Plan.
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

We do not expect significant accruals under this plan, if any, and have frozen the plan. We established the above pension plans for U.S. employees in 2007 and such employees are eligible for benefits under the plans starting from the later of January 29, 2007 or their hire date. No pension benefits were paid to any of the Named Executive Officers in the fiscal year 2010. We do not have a policy for granting extra pension service. We intend to meet the 2010 plan year minimum funding requirements for the Momentive Pension Plan by September 2011.
Nonqualified Deferred Compensation
We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.
Potential Payments Upon Termination or Change in Control
Messrs. Morrison and Carter are employed by MSC and provide services to us under the Shared Services Agreement. As a result, they are only entitled to severance benefits if their employment with MSC is terminated pursuant to the terms of their employment agreements with MSC. In such event, however, these executives would no longer provide services to us under the Shared Services Agreement, and the cost of such benefits would be allocated 49% to us (except to the extent that 100% of such costs are demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost will be allocated to such party) pursuant to the terms of the Shared Services Agreement, provided the agreement is still in effect at the time of the termination. For the estimated severance compensation and benefits that Messrs. Morrison and Carter would receive from MSC upon termination or a change in control, see MSC's Annual Report on Form 10-K for the period ended December 31, 2010. Messrs. Rich and Colatrella's employment with us was terminated on October 1, 2010. For a description of the severance benefits such executives are entitled to receive see the Summary Compensation Table and the accompanying Narrative above.
Pursuant to their term sheets, Messrs. Delarge, Johns and Greene are entitled to severance benefits that are no less favorable than those provided to them under the policies and practices of GE in effect on December 3, 2006, other than with respect to benefits pursuant to any early retirement program, which may be changed from time to time (except in the case of Mr. Johns whose severance benefits were increased). Accordingly, upon termination of their employment by us without “cause” (as defined in the applicable severance policy), Messrs. Delarge, Johns and Greene would be entitled to stay on our payroll at their salary then in effect including benefits (health, life insurance, etc.) for up to a specified period (Delarge and Johns-1 year; Greene-6 months) or until they begin full-time employment with another employer, whichever event occurs first. The severance benefit period for Mr. Johns was later extended to 18 months in connection with his promotion on October 1, 2010. Under his offer letter, upon termination of his employment by us without cause, Mr. Modak would also be entitled to stay on our payroll at his salary then in effect including benefits (health, life insurance, etc.) for up to a period of 1 year or until he begin full-time employment with another employer, whichever event occurs first. As part of their severance benefits, we also expect to provide Messrs. Delarge, Modak, Johns and Greene with outplacement services with a nationally recognized firm for a period of up to a year. The above severance benefits for Messrs. Delarge, Modak, Johns and Greene are contingent on execution of a separation agreement and general release of claims against us by the executive. In addition, we also expect to continue our pre-existing practice of offering certain severance benefits to certain executives that are not covered by existing severance agreements upon termination of their employment by us without “cause”. Such severance benefits, which would be contingent on the execution of a separation agreement and general release of claims against us by the executive, include continuation of pay and benefits for a certain period of time based on position and years of credited service and outplacement services via a nationally recognized firm.
In addition, pursuant to the terms of MPM Holdings' Amended and Restated Securityholders Agreement, in the event that we terminate Messrs. Delarge, Modak, Johns and Greene's employment without “cause” or the executive resigns for “good reason” (as such terms are defined in the Securityholders Agreement), such Named Executive Officer may exercise put rights within 90 days of their termination of employment entitling them to sell all (but not less than all) of their common units of Momentive Holdco at a price equal to their original cost. The Securityholders Agreement also subjects each such Named Executive Officer to non-competition and non-solicitation restrictions during their employment and for one year following termination. Pursuant to their term sheets, Messrs. Delarge, Johns and Greene are also subject to non-competition and non-solicitation restrictions during their employment and for one year following termination, and an ongoing confidentiality obligation.
The table below includes estimated cash compensation and the estimated value of non-cash benefits that Messrs. Delarge, Modak, Dandolph, Johns and Greene would receive, assuming such executive was terminated without “cause” (as defined in the applicable agreement or GE severance policy) by us on December 31, 2010, notwithstanding the cost of such benefits that would be allocated to MSC pursuant to the terms of the Shared Services Agreement. The table does not include the value of the put rights set forth in the Securityholders Agreement entitling each such executive to sell back all of the executive's common units in Momentive Holdco in the event of such termination.

Name	Estimated Cash Compensation ($) (1)	Estimated Value of Non Cash Benefits ($) (2)
Craig O. Morrison	N/A	N/A
William H. Carter	N/A	N/A
Steven P. Delarge	810,000	25,466
Michael D. Modak	640,000	20,768
John C. Dandolph	265,500	11,872
Douglas A. Johns	840,000	35,318
Anthony B. Greene	315,000	21,611

(1)	This column reflects cash severance payments (based on salary as of January 1, 2011) and a cash bonus equal to the target bonus payable under the 2010 incentive bonus plan.

(2)
This column reflects the value of health care benefits, life insurance benefits and outplacement benefit services for Messrs. Delarge, Modak, Dandolph, Johns and Greene. Such values are based on assumptions used for financial reporting purposes under generally accepted accounting principals.

In addition, pursuant to their amended option agreements, time-based stock options granted to Messrs. Delarge, Modak, Dandolph, Johns, and Greene will vest as follows in connection with a change in control of MPM Holdings: (i) if Apollo's IRR on its equity investment in MPM Holdings (now converted into Momentive Holdco common units) is equal to or exceeds 20% or Apollo achieves a minimum cash-on-cash return of 1.75 times its equity investment in MPM Holdings (now converted into Momentive Holdco common units), 50% of the time-based options will vest upon the earlier of 12 months of continued employment after the change in control or termination of the Named Executive Officer's employment without cause or for good reason during this 12-month period and (ii) if Apollo's IRR on its equity investment in MPM Holdings (now converted into Momentive Holdco common units) is equal to or exceeds 25% or Apollo achieves a minimum cash-on-cash return of 2.25 times its equity investment in MPM Holdings (now converted into Momentive Holdco common units), 100% of the time-based options will vest upon the earlier of the 12 month anniversary of the change in control and the qualifying termination of employment described above. Performance-based options will vest in connection with a change in control to the extent the applicable performance targets are met. We do not have any other change in control policies.
Compensation of Directors
We do not have a compensation program in effect for members of our Board of Directors. Messrs. Kleinman Zaken and Sambur, however, earned the following compensation for their service on the Board of Managers of Momentive Holdco, our ultimate parent, during the fourth quarter of 2010: Kleinman-$22,750, Zaken-$24,750 and Sambur-$22,750. Mr. Kleinman also earned the following fees for his service on the Board of Directors of MPM Holdings, our direct parent, during the first three quarters of 2010: $70,250. We declared dividends or made distributions to fund 49% and 100% of the total fees earned in 2010 by the directors of Momentive Holdco and MPM Holdings , respectively.
At December 31, 2010, Messrs. Kleinman and Zaken held options to purchase 163,850 and 28,141 common units of Momentive Holdco, respectively. All of the options held by Mr. Zaken are fully vested. Options to purchase 135,709 of common units held by Messrs. Kleinman are fully vested. The remainder of Mr. Kleinman's options vest upon MSC's initial public offering or sale subject to certain requirements.
Compensation Committee Interlocks and Insider Participation
Messrs. Zaken and Sambur, whose names appear on the Compensation Committee Report above, are members of our Compensation Committee. Messrs. Zaken and Sambur are employed by Apollo Management, L.P., our indirect controlling stockholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive Holdco is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth as of February 21, 2011 information regarding the beneficial ownership of Momentive Holdco common units and shows the number of common units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Momentive Holdco;

•	each of our named executive officers;

•	each member of our Board of Directors; and

•	all of the executive officers and members of the Board of Directors as a group.
As of February 21, 2011 Momentive Holdco had 279,099,055 common units outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	249,755,890	89.5%
GE Capital Equity Investments, Inc. (2)	25,491,297	8.9%
Scott Kleinman (3)(4)	135,709	*
Jordan C. Zaken(3)(4)	28,141	*
David B. Sambur (3)	—	*
Craig O. Morrison (4)(5)	301,514	*
William H. Carter (4)(5)	241,211	*
Dr. Jonathan D. Rich (6)(7)(8)	1,445,692	*
Anthony S. Colatrella (5)(6)(9)	337,328	*
Steven P. Delarge (5)(6)(10)	242,979	*
Michael D. Modak (5)(6)(11)	207,216	*
John C. Dandolph (5)(6)(12)	128,515	*
Douglas A. Johns (5)(6)(13)	168,364	*
Anthony B. Greene (5)(6)(14)	128,516	*
Executive Officers and Directors as a group (13)	3,488,859	1.2%
*    Less than 1%

(1)
Includes (i) 90,845,490 common units owned by Apollo Investment Fund VI, L.P. (“AIF VI”); (ii) 83,755,612 common units owned by AP Momentive Holdings LLC (“AP Momentive Holdings”); and (iii) 75,154,788 common units owned by AIF Hexion Holdings, L.P. (“AIF Hexion Holdings” and together with AIF VI and AP Momentive Holdings, the “Apollo Holders”). Apollo Advisors VI, L.P. (“Advisors VI”) is the general partner of AIF VI, and Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI. Apollo Management VI, L.P. (“Management VI”) is the manager of AP Momentive Holdings, and AIF VI Management, LLC (“AIF VI Management”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI Management, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. AIF IV Hexion GP, LLC (“AIF IV Hexion GP”) and AIF V Hexion GP, LLC (“AIF V Hexion GP”) are the general partners of AIF Hexion Holdings. Apollo Investment Fund IV, L.P.

and its parallel investment vehicle (collectively, “AIF IV”) are the members of AIF IV Hexion GP, Apollo Advisors IV, L.P. (“Advisors IV”) is the general partner of AIF IV, and Apollo Capital Management IV, Inc. (“ACM IV”) is the general partner of Advisors IV. Apollo Investment Fund V, L.P. and its parallel investment vehicles (collectively, “AIF V”) are the members of AIF V Hexion GP, Apollo Advisors V, L.P. (“Advisors V”) is the general partner of AIF V, and Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Principal Holdings I”) is the sole member or sole stockholder, as applicable, of each of ACM IV, ACM V and ACM VI, and Apollo Principal Holdings I GP, LLC (“Principal Holdings I GP”) is the general partner of Principal Holdings I. Leon Black, Joshua Harris and Marc Rowan are the principal executive officers and managers of each of Management Holdings GP and Principal Holdings I GP. Each of Advisors VI, ACM VI, Management VI, AIF VI Management, Apollo Management, Management GP, Management Holdings, Management Holdings GP, AIF IV Hexion GP, AIF V Hexion GP, AIF IV, Advisors IV, ACM IV, AIF V, Advisors V, ACM V, Principal Holdings I, Principal Holdings I GP, and Messrs. Black, Harris and Rowan disclaims beneficial ownership of any common units of Momentive Holdco owned of record by the Apollo Holders, except to the extent of any pecuniary interest therein. In addition to the common units held by Apollo Holders, AIF IV, AIF V, and Mangement, VI also have voting power over additional common units pursuant to proxies granted by certain unitholders. The address of each of the Apollo Holders, AIF IV Hexion GP, AIF V Hexion GP, AIF IV, Advisors IV, ACM IV, AIF V, Advisors V, ACM V, Advisors VI, ACM VI, Principal Holdings I, and Principal Holdings I GP is 1 Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management VI, AIF VI Management, Apollo Management, Management GP, Management Holdings, Management Holdings GP, and Messrs. Black, Harris and Rowan is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
Includes 6,003,363 common units issuable upon exercise of that certain warrant issued on December 4, 2006. Also includes 77,103 common units issuable upon the exercise of an option that is currently exercisable. The address of GE Capital Equity Investments, Inc. is 299 Park Avenue, New York, New York 10171.

(3)	The address of each of Messrs. Kleinman, Zaken and Sambur is c/o Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, New York 10019.

(4)	Represents common units issuable upon the exercise of one or more currently exercisable options.

(5)	The address of each of Messrs. Morrison, Carter, Colatrella, Delarge, Modak, Dandolph, Johns and Greene is c/o Momentive Performance Materials Inc., 22 Corporate Woods Blvd., Albany, New York 12211.

(6)	Management, VI has voting power over these common units pursuant to proxies granted.

(7)	Includes 963,795 common units issuable upon the exercise of an option that is currently exercisable.

(8)	Mr. Rich's address is c/o Berry Plastics Corporation, 101 Oakley St., Evansville, IN 47710.

(9)	Includes 28,914 common units issuable upon the exercise of an option that is currently exercisable.

(10)	Includes 88,772 common units issuable upon the exercise of options that are currently exercisable.

(11)	Includes 14,457 common units issuable upon the exercise of options that are currently exercisable.

(12)	Includes 12,860 common units issuable upon the exercise of options that are currently exercisable.

(13)	Includes 71,984 common units issuable upon the exercise of an option that is currently exercisable.

(14)	Includes 51,412 common units issuable upon the exercise of options that are currently exercisable.

(15)	Includes 2,062,443 common units issuable upon the exercise of options and restricted stock unit awards that are currently exercisable.

Equity Compensation Plans
We have no compensation plans that authorize issuing our common stock to employees or non-employees. However, our direct and indirect parent companies have issued (and may issue from time to time) equity awards to our employees and other service providers that are denominated in (or based upon) their common equity. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 12 to our Consolidated Financial Statements and Item 11 of Part III of this Annual Report on Form 10-K.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The MPM Group has entered into various agreements with GE and Apollo and their affiliates on terms which management has concluded are fair to us. Agreements with GE and its affiliates were entered into primarily in connection with the GE Advanced Materials Acquisition. Agreements with Apollo and its affiliates were entered into in primarily connection with the GE Advanced Materials Acquisition and the MSC Transaction.
Shared Services Agreement
On October 1, 2010 in connection with the closing of the MSC Transaction, we entered into the Shared Services Agreement with MSC. Under this agreement, we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and us. Service costs in the fourth quarter of 2010 (the period we provided services to each other in 2010) were allocated 51% to MSC and 49% to us, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost was allocated to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MSC or we may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30)days prior to the effective date of termination. Pursuant to this agreement, in the fourth quarter of 2010, we incurred approximately $43 million of costs for shared services and MSC incurred approximately $42 million of costs for shared services (excluding in each case costs allocated 100% to one party). We billed MSC approximately $1.0 million which represents a true-up payment to bring our percentage of total net incurred costs for shared services under the Shared Services Agreement to 49% and 51% for MSC. We expect that the Shared Services Agreement will result in significant synergies over its term.
Trademark License Agreement
GE and MPM Holdings are parties to a trademark license agreement with respect to the GE mark and monogram and certain product specifications containing the letters “GE” for use in connection with certain of the MPM Group's products. GE has quality control rights with respect to products using the GE mark and monogram. The initial term of the license is seven years commencing on December 3, 2006 and is royalty-free, with a five-year renewal option that would require payment of royalties.
Intellectual Property Cross License Agreement
GE and MPM Holdings are parties to an intellectual property cross-licensing agreement to ensure that the MPM Group owns or has the right to use all intellectual property necessary to conduct its business as was conducted at the time of the GE Advanced Materials Acquisition. The agreement provides for four different categories of ownership and licensing terms (including the scope, duration and exclusivity of the license) based on the use of the intellectual property by the MPM Group or by GE prior to closing of the GE Advanced Materials Acquisition. All licenses of intellectual property by GE to the MPM Group or by the MPM Group to GE are perpetual and royalty-free.
Siloxane Off-Take, Long-Term Siloxane Supply and Technology License Agreement
One of our subsidiaries, Momentive Performance Materials (Thailand) Ltd., is presently a party to an off-take agreement that provides for ASM, which is owned 50% by GE Monomer (Holdings) Pte. Ltd. and its affiliates, to supply siloxane and certain related products to us through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the GE Advanced Materials Acquisition, GE, GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., MPM Holdings and Momentive Performance Materials (Thailand) Ltd., formerly known as GE Toshiba Silicones (Thailand) Limited, entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure Momentive Performance Materials (Thailand) Ltd. a minimum annual supply of siloxane and certain related products equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve-month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, Momentive Performance Materials (Thailand) Ltd. will pay approximately $106.6 million in 2011 for off-take product, and it is expected it will pay approximately $1.7 billion over the remaining term of the agreement, assuming current volumes, without taking account inflation and changes in foreign exchange rates. Pursuant to the off-take agreement, Momentive Performance Materials (Thailand) Ltd. purchased approximately $102.6 million of off-take product in fiscal year 2010. For as long as the current off-take agreement is in effect, we will continue to pay the pricing specified in that agreement. After expiration of the off-take agreement, we will pay the same price at which ASM sells product to GE Monomer (Holdings) Pte. Ltd.
At the closing of the GE Advanced Materials Acquisition, pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to Momentive Performance Materials (Thailand) Ltd. and Momentive Performance Materials (Thailand) Ltd. assumed all of the obligations of GE Monomer (Holdings) Pte. Ltd. under such agreement. Pursuant to the Technology License Agreement, which terminates in 2039, Momentive Performance Materials (Thailand) Ltd. received royalties from ASM of approximately $2.1 million during fiscal year 2010. Over the remaining term of the Technology License Agreement with ASM, we estimate that Momentive Performance Materials (Thailand) Ltd. will receive royalties of approximately $54.3 million from ASM.
Product Supply and Distribution Agreements with GE and its Affiliates
At the closing of the GE Advanced Materials Acquisition, we entered into a number of product supply agreements with GE pursuant to which we agreed to supply certain silicones and quartz products to GE's Plastics, Aviation, Energy and Lighting divisions and entered into a distribution agreement pursuant to which we agreed to distribute silicones products through GE's Polymershapes division. The agreements with GE's Plastics and Polymershapes divisions were subsequently assigned by GE to unaffiliated third parties in connection with GE's sale of its Plastics business to Saudi Basic Industries Corporation in, 2007. Subsequent to the GE Advanced Materials Acquisition, we also agreed to supply certain silicone products to various other GE divisions and other affiliates. The agreements with GE or its affiliates have remaining terms ranging from one to three years with the exception of a small aviation contract which has a remaining term of fourteen years. These agreements in certain cases obligate us to supply, and GE to purchase, minimum volumes of product or require GE to purchase a specified percentage of its requirements of certain products from us. Pursuant to these agreements and other purchase orders, we sold GE and its affiliates approximately $21.2 million of products in fiscal year 2010. Over the remaining terms of these agreements, we estimate that we will sell to GE and its affiliates a total of approximately $43.0 million of products.
Service and Product Agreements with GE and its Affiliates
At the closing of the GE Advanced Materials Acquisition, we entered into four other commercial agreements with GE pursuant to which GE or its affiliates provide us with certain services, raw materials and products, including materials testing services, acetone supply and production and refurbishment of certain equipment. The agreement regarding the supply of acetone was subsequently assigned by GE to an unaffiliated third party in connection with GE's sale of its Plastics business to Saudi Basic Industries Corporation on August 31, 2007. Subsequent to the GE Advanced Materials Acquisition, we also entered into a variety of lease and service agreements with GE or its affiliates, pursuant to which we lease real estate and various assets, including passenger vehicles, heavy equipment and computers, and GE or its affiliates provide us with various services, including fleet and outsourcing services. The commercial agreements and the lease and service agreements with GE and its affiliates have remaining terms ranging from one to three years. Pursuant to these agreements and other purchase orders, we purchased approximately $17.3 million of goods and services in fiscal year 2010. Over the remaining terms of these agreements, we estimate that we will purchase from GE and its affiliates a total of approximately $17.7 million of goods and services.
Product and Service Purchases and Sales with Affiliates of Apollo
We supply products to, and purchase products and services from, various affiliates of Apollo in addition to MSC. We sold these other Apollo affiliates approximately $30,000 of products in fiscal year 2010. We purchased from these other Apollo affiliates approximately $1.1 million of products and services in fiscal year 2010.
Development Agreement
MPM Holdings is party to a research and development agreement with GE's Global Research Center that will provide for the continuation of certain of our research development activities undertaken by GE Global Research. We pay GE for costs incurred in connection with the research and development services provided by GE and reimburse GE for expenses related to projects under the agreement. The extent of each party's intellectual property rights for each project depend on the classification assigned to the project by the parties. The agreement expired on December 31, 2010. Pursuant to this agreement, we incurred fees of approximately $2.8 million in fiscal year 2010.
Warrants
At the closing of the GE Advanced Materials Acquisition, MPM Holdings issued to GE warrants to purchase up to 155,722 shares of MPM Holdings' common stock at $100 per share. The warrants have since been transferred to GE Capital Equity Investments, Inc. with our consent. The warrants are non-transferable for one year, and will expire on June 4, 2017. As a result of the MSC Transaction, these warrants are now exercisable for 6,003,363 common units of Momentive Holdco at a price per unit of $2.59.
Apollo Management Agreement
At the closing of the GE Advanced Materials Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services. The management agreement has an initial term ending on December 31, 2018. Terms of the agreement provide for annual fees of $3.5 million plus out-of-pocket expenses.
Review, Approval or Ratification of Transactions with Related Persons
Our Audit Committee Charter requires that the Audit Committee review and approve all transactions between related persons required to be reported under the provisions of Item 404 of Regulation S-K under the Securities Act and the Exchange Act.
The types of transactions that are covered by the policy include all transactions required to be so reported, including financial and other transactions, arrangements or relationships in which we or any of its subsidiaries is a participant and in which a related person has a direct or indirect material interest, where the amount involved exceeds $120,000. There were no transactions required to be reported under the provisions of Item 404 of Regulation S-K since the beginning of the last fiscal year where the above procedures did not require review, approval or ratification or where such procedures were not followed.
Related persons include directors and director nominees, executive officers, stockholders beneficially owning more than 5% of our voting stock, and immediate family members of any of the previously described persons. A related person could also be an entity in which a director, executive officer or 5% shareholder is an employee, general partner or 5% shareholder.
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, none of our directors are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees billed for professional audit services rendered by PricewaterhouseCoopers LLP and KPMG LLP for the year ended December 31, 2010 and rendered by KPMG LLP for the year ended December 31, 2009. The table also presents fees billed for other services rendered by those firms and their affiliated member firms during those periods.

	Year ended December 31,
	2010	2009
	($ in millions)
Audit fees	$2.7	3.6
Audit related fees	0.1	0.3
Tax fees	1.0	1.2
Total	$3.8	$5.1
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
Pre-Approval Policies and Procedures
Under the Charter of the Audit Committee of our Board of Directors, all audit and non-audit services provided by our principal accounting firm must be pre-approved, if so required by any regulatory authority or listing agency, by the Audit Committee or a subcommittee consisting of independent members of the Audit Committee. All services pre-approved by a subcommittee are reported to the full Audit Committee at its next regularly scheduled meeting.

PART IV

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

3.8	Amended and Restated By-laws of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

INDEX TO EXHIBITS

Exhibit Number	Description
3.9	Amended and Restated Operating Agreement of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.10	Articles of Organization, as amended, of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.11	Certificate of Incorporation, as amended, of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.12	Amended and Restated By-laws of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.13	Certificate of Incorporation, as amended, of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.14	Amended and Restated By-laws of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.15	Operating Agreement of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.16	Certificate of Formation of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.17	Operating Agreement of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.18	Certificate of Formation of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.19	Operating Agreement of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

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

INDEX TO EXHIBITS

Exhibit Number	Description
4.4
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to <€>275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

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

4.9
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.10
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $300,000,000 10  1/8%/10  7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.11
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.12
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to <€>275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.13
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the <€>275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.14
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10  1/8%/10  7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

INDEX TO EXHIBITS

Exhibit Number	Description
4.17
Agreement of registration, appointment and acceptance, effective as of June 8, 2009, by and among Momentive Performance Materials Inc., Wells Fargo Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. (filed as exhibit 4.1 to our Form 8-K, filed on June 12, 2009)

4.18
Indenture, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral trustee (filed as exhibit 4.1 to our Form 8-K, filed on June 15, 2009)

4.19
Collateral Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (filed as exhibit 4.2 to our Form 8-K, filed on June 15, 2009)

4.20
Intercreditor Agreement, dated as of June 15, 2009, by and among JPMorgan Chase Bank, N.A., as first priority representative, Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as second priority representative (filed as exhibit 4.3 to our Form 8-K, filed on June 15, 2009)

4.21
Registration Rights Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., UBS Securities LLC and UBS Limited, as dealer managers (filed as exhibit 4.4 to our Form 8-K, filed on June 15, 2009)

4.22
Indenture, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the note guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, including forms of the 9% Second-Priority Springing Lien Notes due 2021 (U.S. Dollar Denominated) and 91/2% Second-Priority Springing Lien Notes due 2021 (Euro Denominated) (filed as exhibit 4.1 to our Form 8-K, filed on November 12, 2010)

4.23
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto, J.P. Morgan Securities LLC, as representative of the several dollar note purchasers and J.P. Morgan Securities Ltd., as representative of the several euro note purchasers (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

4.24
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto and Euro VI (BC) S.à r.l. (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

10.1
$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2
Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3
Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Holdings Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4
Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**
Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**
Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**
Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

INDEX TO EXHIBITS

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

10.20
Letter Agreement, dated March 17, 2009, between Momentive Performance Materials Inc. and Apollo Management VI, L.P. (filed as exhibit 10.20 to our Form 10-Q for the quarterly period ended March 29, 2009)

10.21
Limited Waiver and Amendment to Credit Agreement, dated as of September 22, 2009 by Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, each Subsidiary Loan Party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as exhibit 10.1 to our Form 8-K, filed on September 24, 2009)

10.22†
Offer Letter Agreement, dated December 22, 2008, between Momentive Performance Materials Inc. and Anthony Colatrella (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 8, 2010)

10.23†
Offer Letter Agreement, dated June 16, 2008, between Momentive Performance Materials Inc. and Mike Modak (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 8, 2010)

10.24†	Form of Management Equity Investment and Incentive Acknowledgement (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 8, 2010)

10.25†	Form of Global Amendment to Nonqualified Stock Option Agreement (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 8, 2010)

10.26†	Separation Agreement, dated September 29, 2010, between Momentive Performance Materials Inc. and Jonathan Rich (filed as Exhibit 99.1 to our Form 8-K filed on September 29, 2010)

INDEX TO EXHIBITS

Exhibit Number	Description
10.27†	Separation Agreement, dated September 29, 2010, between Momentive Performance Materials Inc. and Anthony Colatrella (filed as Exhibit 99.2 to our Form 8-K filed on September 29, 2010)

10.28*	Shared Services Agreement, dated October 1, 2010, between Momentive Performance Materials Inc., its subsidiaries and Momentive Specialty Chemicals, Inc.

10.29*	Summary of Terms of Severance Benefits Amendment for Douglas Johns effective October 1, 2010

10.30*	Offer Letter Agreement, dated February 1, 2010, between Momentive Performance Materials Inc. and John Dandolph

10.31.
Amendment Agreement to Credit Agreement dated as of January 31, 2011, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties and agents named therein (filed as Exhibit 10.1 to our Form 8-K/A filed on February 14, 2011)

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
February 25, 2011

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON	Chief Executive Officer, President and Director (Principal Executive Officer)
Craig O. Morrison		February 25, 2011

/s/ WILLIAM H. CARTER	Chief Financial Officer and Director (Principal Financial Officer)
William H. Carter		February 25, 2011

/s/ BILLIE JO CUTHBERT	Controller (Principal Accounting Officer)
Billie Jo Cuthbert		February 25, 2011

/s/ SCOTT B. KLEINMAN	Director
Scott B. Kleinman		February 25, 2011

/s/ JORDAN C. ZAKEN	Director
Jordan C. Zaken		February 25, 2011

/s/ DAVID B. SAMBUR	Director
David B. Sambur		February 25, 2011

MOMENTIVE PERFORMANCE MATERIALS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Performance Materials Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information as of and for the year ended December 31, 2010 set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Albany, New York
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors
Momentive Performance Materials Inc.:

We have audited the accompanying consolidated balance sheet of Momentive Performance Materials Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, equity (deficit) and comprehensive income (loss), and cash flows for each of the years ended December 31, 2009 and 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2009 and 2008. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

Albany, New York
March 8, 2010

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$254,443	$210,284
Receivables, net (note 5)	385,002	380,522
Due from affiliates (note 3)	3,386	8,936
Inventories (note 6)	374,451	349,143
Prepaid expenses	9,834	8,494
Income tax receivable (note 13)	2,164	8,607
Deferred income taxes (note 13)	12,322	10,444
Other current assets	1,185	5,256
Total current assets	1,042,787	981,686
Property and equipment, net (note 7)	1,109,137	1,165,575
Other long-term assets	86,705	64,494
Deferred income taxes (note 13)	41,619	41,540
Investments in nonconsolidated affiliates	655	586
Intangible assets, net (note 8)	585,799	639,403
Goodwill (note 8)	425,115	413,548
Total assets	$3,291,817	$3,306,832
Liabilities and Deficit
Current liabilities:
Trade payables	$302,844	$269,751
Short-term borrowings (note 9)	2,114	—
Accrued expenses and other liabilities (note 10)	170,102	161,457
Accrued interest	25,134	15,868
Due to affiliates (note 3)	1,859	2,779
Accrued income taxes (note 13)	9,763	11,110
Deferred income taxes (note 13)	13,521	34,522
Current installments of long-term debt (note 9)	24,804	97,977
Total current liabilities	550,141	593,464
Long-term debt (note 9)	2,951,919	2,955,480
Other liabilities	59,051	64,221
Pension liabilities (note 15)	272,068	208,738
Deferred income taxes (note 13)	62,729	63,241
Total liabilities	3,895,908	3,885,144
Commitments and contingencies (note 14)
Deficit (note 11):
Common stock	—	—
Additional paid-in capital	603,298	601,732
Accumulated deficit	(1,427,547)	(1,363,750)
Accumulated other comprehensive income	216,725	180,060
Total Momentive Performance Materials Inc.'s deficit	(607,524)	(581,958)
Noncontrolling interests (note 11)	3,433	3,646
Total deficit	(604,091)	(578,312)
Total liabilities and deficit	$3,291,817	$3,306,832

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar amounts in thousands)

	For the years ended December 31,
	2010	2009	2008
Net sales	$2,588,423	$2,083,461	$2,639,254
Costs and expenses:
Cost of sales, excluding depreciation	1,645,557	1,420,485	1,837,783
Selling, general and administrative expenses (note 3)	388,225	345,433	422,654
Depreciation and amortization expenses	197,100	191,571	237,448
Research and development expenses	72,962	62,764	75,677
Restructuring and other costs (note 2(u))	23,075	22,919	44,767
Goodwill impairment charge (note 8)	—	—	857,539
Operating income (loss)	261,504	40,289	(836,614)
Other income (expense):
Interest income	1,698	3,187	5,682
Interest expense (notes 7 and 9)	(250,780)	(260,464)	(282,646)
Other income (expense), net (notes 2(r) and 3)	284	12,064	5,550
(Loss) gain on extinguishment and exchange of debt (notes 2(c) and 9)	(77,918)	178,732	—
Loss before income taxes (benefit)	(65,212)	(26,192)	(1,108,028)
Income taxes (benefit) (note 13)	(2,250)	15,479	(110,510)
Net loss	(62,962)	(41,671)	(997,518)
Net (income) loss attributable to noncontrolling interests (note 11)	(835)	(116)	461
Net loss attributable to Momentive Performance Materials Inc.	$(63,797)	$(41,787)	$(997,057)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity (Deficit) and Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Equity attributable to noncontrolling interest	Total equity (deficit)	Comprehensive income (loss)
Balance December 31, 2007	100	$—	$600,274	$(324,906)	$43,252	$4,024	$322,644
Deemed dividend to General Electric Company	—	—	(377)	—	—	—	(377)
Stock option activity and other	—	—	1,120	—	—	—	1,120
Dividends paid to noncontrolling interest	—	—	—	—	—	(490)	(490)
Comprehensive income (loss):
Net loss	—	—	—	(997,057)	—	—	(997,057)	$(997,057)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(461)	(461)	(461)
Foreign currency translation adjustment—net	—	—	—	—	142,057	771	142,828	142,828
Other comprehensive income adjustments—net	—	—	—	—	(9,349)	—	(9,349)	(9,349)
Total comprehensive loss								$(864,039)
Balance at December 31, 2008	100	$—	$601,017	$(1,321,963)	$175,960	$3,844	$(541,142)
Stock option activity and other	—	—	715	—	—	—	715
Comprehensive income (loss):
Net loss	—	—	—	(41,787)	—	—	(41,787)	$(41,787)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	116	116	116
Foreign currency translation adjustment—net	—	—	—	—	(363)	(314)	(677)	(677)
Other comprehensive income adjustments—net	—	—	—	—	4,463	—	4,463	4,463
Total comprehensive loss								$(37,885)
Balance at December 31, 2009	100	$—	$601,732	$(1,363,750)	$180,060	$3,646	$(578,312)
Stock option activity and other	—	—	2,816	—	—	—	2,816
Dividends paid to noncontrolling interest						(1,116)	(1,116)

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity (Deficit) and Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Equity attributable to noncontrolling interest	Total equity (deficit)	Comprehensive income (loss)
Dividends paid to Parent			(1,250)				(1,250)
Comprehensive income (loss):
Net loss	—	—	—	(63,797)	—	—	(63,797)	$(63,797)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	835	835	835
Foreign currency translation adjustment—net	—	—	—	—	77,353	68	77,421	77,421
Other comprehensive income adjustments—net	—	—	—	—	(40,688)	—	(40,688)	(40,688)
Total comprehensive income								$(26,229)
Balance at December 31, 2010	100	$—	$603,298	$(1,427,547)	$216,725	$3,433	$(604,091)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(62,962)	$(41,671)	$(997,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	197,100	191,571	237,448
Asset impairment charge	—	—	2,437
Goodwill impairment charge	—	—	857,539
Loss (gain) on extinguishment and exchange of debt	77,918	(178,732)	—
Amortization of debt discount and issuance costs	16,964	14,657	10,898
Stock-based compensation expense	2,816	787	1,146
Deferred income taxes	(18,822)	710	(121,838)
Noncash paid-in-kind interest election	11,045	27,676	16,312
Change in unrealized loss (gain) on derivative instruments	380	(6,848)	(11,756)
Changes in operating assets and liabilities:
Receivables	(7,034)	35,830	92,484
Inventories	(27,714)	34,724	40,058
Due to/from affiliates	3,856	(10,202)	(8,846)
Prepaid expenses and other assets	1,337	1,811	5,256
Trade payables	29,982	(52,317)	(26,128)
Accrued expenses and other liabilities	16,071	(18,712)	(15,874)
Accrued income taxes	4,448	18,663	441
Pension liabilities	16,837	8,632	(5,014)
Net cash provided by operating activities	262,222	26,579	77,045
Cash flows from investing activities:
Capital expenditures	(94,837)	(77,440)	(139,499)
Purchases of intangible assets	(3,787)	(3,019)	(9,648)
Net cash used in investing activities	(98,624)	(80,459)	(149,147)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	2,114	(6,622)	2,324
Proceeds from issuance of long-term debt	849,147	105,678	188,470
Payments of long-term debt	(889,882)	(158,097)	(15,631)
Debt issuance costs	(17,775)	(6,671)	—
Payments on the extinguishment of debt	(54,841)	—	—
Dividends paid to Parent	(1,250)	—	—
Funds remitted to joint venture	—	(4,900)	(4,900)
Net cash (used in) provided by financing activities	(112,487)	(70,612)	170,263
Increase (decrease) in cash and cash equivalents	51,111	(124,492)	98,161
Effect of exchange rate changes on cash	(6,952)	(5,766)	(6,675)
Cash and cash equivalents, beginning of period	210,284	340,542	249,056
Cash and cash equivalents, end of period	$254,443	$210,284	$340,542
Supplemental disclosure of cash flow information:
Cash paid during the year for:

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31,
	2010	2009	2008
Interest	$207,581	$218,686	$257,575
Income taxes, net of refunds	8,192	—	10,887
Non-cash debt issuance costs	26,699	—	—

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

(1) Description of Business
Momentive Performance Materials Inc. (the Company or MPM) was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (MPM Holdings and together with its subsidiaries the MPM Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor ) business. Prior to November 21, 2006, the Company was known as Nautilus Holdings Intermediate Corp. The acquisition was completed on December 3, 2006 (the Acquisition). GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE. On October 1, 2010, the newly formed holding companies of MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), merged, with the surviving entity renamed Momentive Performance Materials Holdings LLC. As a result of the merger, Momentive Performance Materials Holdings LLC (Holdings LLC) became the ultimate parent company of Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Holdings LLC is controlled by investment funds affiliated with Apollo Global Management, LLC.
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
The collective bargaining agreements that cover the Willoughby, Ohio, Waterford, New York and Sistersville, West Virginia facilities were set to expire in June 2010, June 2010 and July 2010, respectively. The Company reached agreement on new collective bargaining agreements for each of these facilities with terms extending into 2013. The Company does not have other significant collective bargaining agreements that will expire before the end of December 2011.

(2) Summary of Significant Accounting Policies
(a) Accounting Principles
These consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles.
(b) Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of and for the years ended December 31, 2010, 2009 and 2008. Noncontrolling interests represent the minority shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

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
(c) Foreign Currency
Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Certain non-U.S. operations use the United States dollar as their functional currency since a majority of their activities are transacted in United States dollars. Aggregate realized and unrealized gains (losses) on foreign currency transactions for the years ended December 31, 2010, 2009 and 2008 were $9,412, $10,077 and ($11,887), respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations. An additional $25,245 of realized losses on foreign currency transactions was recorded in conjunction with the loss on the debt extinguishment and exchange and is recorded in other income (expense).
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
(l) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and Intangible Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. The impairment charge is the amount by which the carrying amount of the asset exceeds the fair value of the asset. For purposes of recognition and measurement of an impairment loss, assets are grouped by major product line, as this is the level at which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets, reported at the lower of their carrying amount or fair value less costs to sell, and no longer depreciated. The Company amortizes the cost of other intangibles over their estimated useful lives on a straight-line basis.
(m) Advertising
Advertising costs are expensed as incurred and were $8,731, $6,406 and $9,897 for the years ended December 31, 2010, 2009 and 2008, respectively. Advertising costs are recorded in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.
(n) Deferred Financing Costs
Deferred financing costs were recorded by the Company in connection with the long-term financing arrangements associated with the Acquisition and with the debt refinancing and private exchange offers completed in November of 2010 and June of 2009, respectively, and described in Note 9. Deferred financing costs, net of accumulated amortization, of $71,310 and $50,604 are included in other long-term assets in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009, respectively. These costs are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified as interest expense in the Consolidated Statements of Operations, was $10,114, $10,471 and $10,898 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, $11,519 and $6,335 of deferred financing costs were written off in conjunction with the debt extinguishment and exchange transaction in November of 2010 and June of 2009, respectively.
(o) Pension Liabilities
Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.
To determine the expected long-term rate of return on pension plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for the principal benefit plans’ assets, the Company evaluates general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios.
(p) Income Taxes
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
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM Group’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2010, 2009 and 2008, the tax provision for all operations has been prepared on a consolidated basis.
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
(q) Stock-Based Compensation
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
A portion of the Company’s option awards vest over time, while some have a vesting contingent upon attainment of a specified level of investor internal rate-of-return or a specified level of cash-on-cash return. For expense recognition related to awards with graded vesting, the Company has adopted a policy of recognizing expense over the requisite service period of each separately vesting portion of the award as if each vesting tranche was a separate grant. For awards with vesting contingent upon attainment of a specific level of investor’s return, expense is measured but not recorded until the actual occurrence of the market condition being met, at which time the total remaining expense would be recognized.
(r) Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, receivables and trade payables. Carrying amounts approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is disclosed in note 9.
(s) Derivative Instruments and Hedging Activities
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
On March 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185,000. The interest rate swap expired on March 31, 2010. The Company designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185,000 of its U.S. dollar denominated term loan (tranche B-1). The Company recorded the change in fair value of the interest rate swap in accumulated other comprehensive income as a pre-tax unrealized gain of $1,037 for the year ended December 31, 2010.
During the first quarter of 2007, the Company entered into foreign currency forward contracts to purchase a total of $240,000 with Euros at rates ranging from $1.3121 to $1.3229. The maturity dates of the contracts ranged from May 26, 2009 to November 23, 2011. The Company did not designate these foreign currency forward contracts as hedges for accounting purposes. On March 2, 2009, the Company settled the remaining foreign currency forward contracts and recognized a gain of $4,035.
(t) Commitments and Contingencies
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
(u) Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the

Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification.
The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position and results of operations.
In January 2010, the FASB issued ASU 2010-6, <Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements<>. This ASU requires new disclosures regarding transfers and activity within the three levels of fair value hierarchy, as well as enhanced disclosures regarding the class of assets disclosed and the inputs and valuation techniques used to determine fair value. This ASU is effective for interim and annual periods beginning after December 15, 2009. The Company adopted the provisions of this ASU and it did not have a material impact to its consolidated financial statements. For further discussion, refer to footnote 4 of the notes to the consolidated financial statements.
Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Consolidations Topic, ASC 810-10, requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company adopted the provisions of this ASC, which did not have a material impact to its consolidated financial statements.
Effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, the Transfers and Servicing Topic, ASC 860-10, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This ASC must be applied to transfers occurring on or after the effective date. The Company adopted the provisions of this ASC, which did not have a material impact to its consolidated financial statements.
(v) Restructuring and other costs
Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions), consulting services associated with transformation savings, and initial stand-alone activities.
The Company recognized restructuring costs of $3,089, $22,038 and $20,933 (of which $2,437 related to asset impairment), and other costs of $19,986, $881, $23,834 for the years ended December 31, 2010, 2009 and 2008, respectively. Other costs of $19,986 for the year ended December 31, 2010 were primarily comprised of costs associated with the merger with MSC and the settlement of all claims brought by the National Labor Relations Board arising from a dispute between the Company and one of its unions related to wage reductions and changes in job classifications implemented by the Company at its Waterford, NY facility in January 2009. Other costs of $881 for the year ended December 31, 2009 included a one-time benefit reduction and wage tax credits of $5,419 recorded during fiscal three-month period ended March 29, 2009.
The following table sets forth the changes in the restructuring reserve:

	Silicones	Quartz	Total
Balance as of January 1, 2009	$16,269	$522	$16,791
Additions	15,758	6,280	22,038
Cash payments	(24,683)	(3,643)	(28,326)
Foreign currency translation adjustments	675	177	852
Balance as of December 31, 2009	8,019	3,336	11,355
Additions	3,089	—	3,089
Cash payments	(7,520)	(3,239)	(10,759)
Foreign currency translation adjustments	(247)	—	(247)
Balance as of December 31, 2010	$3,341	$97	$3,438
The restructuring costs above are primarily related to business optimization. Due to the global economic slowdown, in the fourth quarter of 2008 and into 2009, the Company experienced significant year-over-year decreases in sales. As a result of the Company’s continued focus on streamlining its cost structure to enhance the Company’s profitability and in response to the economic crisis, the Company initiated a restructuring program to increase the efficiency of its operations and control labor costs. Costs for the program were primarily incurred through the end of 2009, with the related payments occurring throughout

2009 and 2010 and expected to conclude in 2011. The Company incurred approximately $35,428 of costs ($29,148 for Silicones and $6,280 for Quartz) under this program.
The additional $2,543 of costs incurred in the fourth quarter of 2010 related specifically to the merger with MSC and are expected to be paid in 2011.
(w) Shipping and Handling Costs
Freight costs that are billed to customers are included in Net sales in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company's products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in Cost of sales in the Consolidated Statements of Operations.
(x) Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation.

(3) Related Party Transactions
On October 1, 2010 in connection with the closing of the MSC Transaction, the Company entered into the Shared Services Agreement with MSC. Under this agreement, the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and the Company. Service costs in the fourth quarter of 2010 (the period we provided services to each other in 2010) were allocated 51% to MSC and 49% to the Company, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MSC or the Company, in which case the entire cost was allocated to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MSC or the Company may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination. Pursuant to this agreement, in the fourth quarter of 2010, the Company incurred approximately $43,000 of costs for shared services and MSC incurred approximately $42,000 of costs for shared services (excluding in each case costs allocated 100% to one party). The Company billed MSC approximately $1,077 which represents a true-up payment to bring its percentage of total net incurred costs for shared services under the Shared Services Agreement to 49% and 51% for MSC.
In connection with the Acquisition, Holdings entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $3,500 plus out of pocket expenses, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. These fees are included within selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The annual management fee for 2009 was waived due to the global recession.
MPM Holdings is party to a research and development agreement with GE's Global Research Center that will provide for the continuation of certain of our research development activities undertaken by GE Global Research. The Company pays GE for costs incurred in connection with the research and development services provided by GE and reimburse GE for expenses related to projects under the agreement. The extent of each party's intellectual property rights for each project depend on the classification assigned to the project by the parties. The agreement expired on December 31, 2010. Pursuant to this agreement, we incurred fees of $2,826, $3,196 and $1,189 in fiscal years 2010, 2009 and 2008, respectively.
The Company sells products to various affiliated businesses (affiliates). For the years ended December 31, 2010, 2009 and 2008, sales to affiliates amounted to $21,185, $19,202 and $19,968, respectively. Receivables from affiliates were $2,309 and $8,936 at December 31, 2010 and 2009, respectively.
GE and its affiliates provide a variety of services to the Company, including services pursuant to certain transition service agreements entered into at the time of the Acquisition and other agreements entered into thereafter. Certain services, such as administering employee benefit plans and paying related claims, provision of voice and data networking, outsourcing of certain functions, environmental remediation, and other corporate services and headquarters' overhead were charged to the Company as utilized and were charged pursuant to terms of the transition services agreements which expired in 2008. Billings for the services under the transition services agreement and other agreements amounted to $13,216, $23,282 and $41,921 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company reimbursed Apollo affiliates $4,724 for employee relocation and expatriate expenses paid on the Company's behalf for year ended December 31, 2009. These amounts are principally reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
The Company purchased products from various affiliates totaling $8,004, $6,886 and $7,328, during the years ended December 31, 2010, 2009 and 2008, respectively. Payable to affiliates as of December 31, 2010 and 2009, resulting from procurement activity and services, was $1,859 and $2,779, respectively. In addition, during the year ended December 31, 2009, the Company purchased certain machinery and equipment from GE $16,300.
The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”) to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the Acquisition, the Company entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a minimum annual supply of siloxane and certain related products at least equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions, for a period of 20 years after the closing of the Acquisition, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $106,560 for 2011 and $107,570 each year thereafter of off-take product, assuming total ASM production is equal to current volumes, without taking into account inflation and changes in foreign exchange rates. The Company purchased approximately $102,644, $87,005 and $99,265 of supply from ASM for fiscal years ended December 31, 2010, 2009 and 2008, respectively. Future purchase commitments under this arrangement are included in note 14. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of approximately $2,132, $1,717 and $2,112 for the years ended December 31, 2010, 2009 and 2008, respectively.
Following the closing of the Acquisition, GE and Holdings were parties to two employee lease agreements with respect to which certain employees of the Company remained employed by GE but provided their services to the Company. The employment of the vast majority of persons covered by the two lease agreements has been transferred to the Company. The agreement with respect to U.S. based employees was terminated in 2007. The agreement with respect to non-U.S. employees was terminated in 2008. Pursuant to these agreements, the Company was billed the cost of employee compensation and benefits and administrative fees of approximately $608 for the year ended December 31, 2008.

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

The following table presents assets and liabilities at December 31, 2010 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivative contracts	$—	415	$—	$415
Total assets at fair value	$—	$415	$—	$415
The following table presents liabilities at December 31, 2009 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Natural gas derivative contracts	$—	451	—	$451
Total assets at fair value	$—	451	—	$451

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	1,037	—	$1,037
Natural gas derivative contracts	—	260	—	260
Total liabilities at fair value	$—	1,297	1,037	$1,297
The fair value of natural gas derivative contracts and interest rate swaps generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2010 that would reduce the receivable amount owed, if any, to the Company. Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(5) Receivables, net
Receivables consisted of the following at December 31:

	2010	2009
Trade	$339,544	$324,429
Other:
VAT	22,647	34,646
Advances	11,255	7,867
Other	14,986	18,740
	388,432	385,682
Allowance for doubtful accounts	(3,430)	(5,160)
Total receivables, net	$385,002	$380,522

(6) Inventories
Inventories consisted of the following at December 31:

	2010	2009
Raw materials and work in process	$124,434	$112,643
Finished goods	250,017	236,500
Total inventories	$374,451	$349,143

(7) Property and Equipment, Net
Property and equipment consisted of the following at December 31:

	Life	2010	2009
Land and improvements	Indefinite	$85,995	$83,761
Buildings, structures and related improvements	3-40	383,594	383,034
Machinery and equipment	8-20	1,170,392	1,117,899
Office equipment, vehicle and tooling	3-10	86,373	91,911
Software	5	51,519	43,945
Construction-in-process		46,102	33,806
		1,823,975	1,754,356
Less accumulated depreciation and amortization		(714,838)	(588,781)
Total property and equipment, net		$1,109,137	$1,165,575
Leasehold improvements and assets under capital leases, which are included in Buildings, structures and related improvements, are amortized over the shorter of the lease term (3-12 years) or estimated useful life of the assets.
Total depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $154,106, $148,825 and $194,671, respectively.
Interest costs of $1,152, $1,125, and $8,199 were capitalized for the years ended December 31, 2010, 2009 and 2008, respectively.

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
The following table sets forth the changes in goodwill:

	Silicones	Quartz	Total
Balance as of December 31, 2008	409,239	$—	409,239
Foreign exchange translation	4,309	—	4,309
Balance as of December 31, 2009	413,548	—	413,548
Foreign exchange translation	11,567	—	11,567
Balance as of December 31, 2010	$425,115	$—	$425,115
At December 31, 2010, accumulated goodwill impairment losses recognized by the Company since the adoption of ASC Topic 350 were $700,000 and $157,539 for the Silicones and Quartz reporting units, respectively.

Intangible assets as of December 31, 2010 and 2009 consisted of the following:

	Amortization period	Gross amount	Accumulated amortization	Net carrying amount
2010
Amortizing intangible assets:
Customer relationships	15-20 years	$436,204	$(100,570)	$335,634
Trademarks	7-20 years	144,476	(36,008)	108,468
Unpatented technology	20 years	146,903	(30,317)	116,586
Patents and other	10-20 years	33,808	(8,697)	25,111
Total		$761,391	$(175,592)	$585,799
2009
Amortizing intangible assets:
Customer relationships	15-20 years	$454,086	$(77,931)	$376,155
Trademarks	7-20 years	143,941	(27,100)	116,841
Unpatented technology	20 years	145,948	(22,861)	123,087
Patents and other	10-20 years	29,472	(6,152)	23,320
Total		$773,447	$(134,044)	$639,403
Amortization expense for amortizing intangible assets was $42,994, $42,746 and $42,777 for the years ended December 31, 2010, 2009 and 2008, respectively. There were no significant additions to intangible assets for the years ended December 31, 2010 and 2009. The change in the net carrying balances was primarily a result of fluctuations in foreign currency translation and amortization expense. The estimated amortization expense for the next five years is as follows:

Year ending December 31:
2011	$43,530
2012	43,530
2013	43,326
2014	41,080
2015	40,555

(9) Indebtedness
(a) Short-Term Borrowings
At December 31, 2010, the Company's short-term borrowings consisted of a loan from a former subsidiary of $2,114. At December 31, 2009, the Company had no short-term borrowings.
(b) Long-Term Debt
In connection with the GE Advanced Materials Acquisition, the Company entered into a credit agreement on December 4, 2006. The credit agreement currently includes: (i) $1,010,077 term loan facility, consisting of a U.S. dollar denominated tranche (B-1) and Euro denominated tranche (B-2); (ii) $300,000 revolving credit facility that includes a revolving letter of credit facility (Revolver) that expires on December 3, 2012; and, (iii) a $33,600 synthetic letter of credit facility (Letter of Credit Facility), which amortizes by 1% annually and expires on December 3, 2013 (collectively, the Senior Secured Credit Facility).
The Company had no outstanding amounts under the revolving credit facility at December 31, 2010. The outstanding letters of credit under the revolving credit facility at December 31, 2010 were $43,211, leaving unused capacity of $256,789. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2010 were $31,813, leaving unused capacity of $1,787.
On September 22, 2009, the Company entered into a Limited Waiver and Amendment (the “Waiver and Amendment”) with respect to the credit agreement dated as of December 4, 2006 governing its senior secured credit facility. Pursuant to the Waiver and Amendment, the requisite revolving credit facility lenders agreed to waive compliance by the Company with the senior secured leverage ratio maintenance covenant set forth in the credit agreement for the fiscal quarters ending September 27, 2009 and December 31, 2009, subject to certain conditions, and the applicable margin on revolving credit facility borrowings under the credit agreement was increased by 125 basis points, effective on September 22, 2009. In addition, the Company agreed to pay a fee in an amount equal to 0.25 % of the revolving facility commitment of each revolving facility lender that was a party to the Waiver and Amendment and to reimburse certain fees and expenses incurred in connection with the Waiver and Amendment.
In the fourth quarter of 2010, Momentive Performance USA Materials Inc. and Momentive Performance Materials GmbH (together, the Borrower), subsidiaries of the Company, obtained commitments from certain existing revolving facility lenders (the “existing lender commitment parties”) and certain other financial institutions (the “new lender commitment parties”) to provide a new and/or extended revolving facility for the full $300 million under the Borrower's existing revolving credit facility. The commitments for the new revolving facility are subject to customary conditions and will take effect on the following date (the “commitment effective date”), as applicable: (1) in the case of a new lender commitment party, at the Borrower's option, on or no more than five business days prior to December 3, 2012 (the “existing revolver maturity date”) or (2) in the case of an existing lender commitment party, the earlier of (A) the existing revolver maturity date or (B) in the event the Borrower obtains an amendment to its senior secured credit facility that extends the revolver maturity date, the date on which such amendment becomes effective. The commitments for the new revolving facility will mature on December 3, 2014 (the “extended revolver maturity date”). In the event more than $500 million in term loans mature prior to 91 days after the extended revolver maturity date, the revolver loans outstanding under the new revolving facility must be repaid in full at least 91 days prior to such maturity date of such term loans and revolver loans may not be drawn thereunder until such term loans are repaid and/or their maturity date extended to a date not earlier than 91 days after the extended revolver maturity date. The new revolving facility, which cannot be drawn until the commitment effective date, will bear interest at a rate of LIBOR plus 4.75%.
In addition to the Senior Secured Credit Facility, on December 4, 2006, the Company also issued $765.0 million of aggregate principal amount of 9 3/4% Senior Notes, $300.0 million of aggregate principal amount of Senior Toggle Notes, $363.1 million U.S. Dollar equivalent aggregate principal amount of 9% Senior Notes and $500.0 million aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the Senior Subordinated Notes). Proceeds from these note issuances were used in connection with the GE Advanced Materials Acquisition. All of these notes except for the Senior Subordinated Notes have been fully retired in connection with subsequent refinancings as described below.
With respect to the Senior Toggle Notes due 2014, which were retired on December 22, 2010, interest accrued at either 10 1/8% per annum if paid in cash or 10 7/8% if paid-in-kind through additional borrowings. For any interest period after June 1, 2007 through December 1, 2010, the Company may elect to pay interest on the Senior Toggle Notes entirely in cash or entirely by increasing the principal amount of the Senior Toggle Notes or issuing new Senior Toggle Notes (“PIK Interest”). The Company paid interest in cash for the first three semi-annual interest periods. The Company made the permitted elections under the indenture governing the Senior Toggle Notes to pay in kind all interest under the Senior Toggle Notes that was due on December 1, 2008, June 1, 2009, December 1, 2009, and June 1, 2010, respectively. These elections increased the outstanding balance of the Senior Toggle Notes by $16,312, $17,200, $10,476 and $11,045 on such dates, respectively. The Company made another permitted election to pay all interest that was due on December 1, 2010 in cash.
On June 15, 2009, the Company completed private exchange offers to exchange $200,000 aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes (the “Second Lien Notes”) due 2014 for certain of its outstanding unsecured notes. Approximately $48.4 million in aggregate principal amount (or 6%) of 9 3/4% Senior Notes, €29.8 million in aggregate principal amount (or 11%) of 9% Senior Notes, $140.9 million in aggregate principal amount (or 42%) of the Senior Toggle Notes and $118.1 million in aggregate principal amount (or 24%) of the Senior Subordinated Notes were accepted in the exchange offers for $200.0 million aggregate principal amount of Second-Lien Notes. The Second Lien Notes were recorded at their fair value of $163,000 on the date of the exchange. Interest on the Second Lien Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009. The purpose of the exchange offers was to reduce the outstanding principal amount of the Company's debt. The Company recognized a gain on the exchange offers of $178,732.
The Second Lien Notes are guaranteed on a senior secured basis by each of the Company's existing and future U.S. subsidiaries that is a borrower or a guarantor under the Company's existing senior secured credit facility. The new Second Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing the Company's existing Senior Secured Credit Facility.
On October 22, 2010, the Company launched cash tender offers (Tender Offers) with respect to any and all of its outstanding 9 3/4% Senior Notes due 2014 (9 3/4% Senior Notes), 9% Senior Notes due 2014 (9% Senior Notes) and 101/8% / 10 7/8% Senior Toggle Notes due 2014 (Senior Toggle Notes and together with the 9 3/4% Senior Notes and 9% Senior Notes, the Senior Notes). The Company received tenders from the holders of (i) $450.6 million aggregate principal amount of the 9 3/4% Senior Notes due 2014, (ii) €155.6 million aggregate principal amount of the 9 % Senior Notes due 2014 and (iii) $74.8 million aggregate principal amount of the 101/8% / 10 7/8% Senior Toggle Notes due 2014 by the expiration of the early tender payment deadline (Early Tender Date). On November 5, 2010, the Company exercised its right to accept for early payment all of the Senior Notes tendered by the Early Tender Date. After the Early Tender Date and prior to the expiration date of the Tender Offers, the Company received additional tenders from the holders of €165 thousand aggregate principal amount of the 9 % Senior Notes and $615 aggregate principal amount of the Senior Toggle Notes. On November 22, 2010, the Company exercised its right to accept for payment all of these additional tenders. For those Senior Notes accepted for purchase pursuant to the Tender Offers, the following consideration was paid by the Company (1) $1,043.75 as the tender offer consideration and $10.00 as an early tender payment, if applicable, per $1,000 principal amount of the 9 3/4% Senior Notes tendered; (2), €1,040.00 as the tender offer consideration and €10.00 as an early tender payment, if applicable, per €1,000 principal amount of the 9% Senior Notes tendered; and (3) $1,046.25 as the tender offer consideration and $10.00 as an early tender payment, if applicable, per $1,000 principal amount of the Senior Toggle Notes tendered. In addition, accrued interest up to, but not including, the applicable payment date of the Notes was paid in cash on all validly tendered and accepted Senior Notes.
The Company issued on November 5, 2010 approximately $848 million U.S. dollar equivalent principal amount of USD second-priority 9.0% springing lien notes due 2021 (New USD Notes) and EUR second-priority 9.5% springing lien notes due 2021 (New EUR Notes and, together with the New USD Notes, the New Notes) in a private offering (Bond Offering) that it announced on October 22, 2010. The New Notes are guaranteed on a senior unsecured (or, following the occurrence of certain events, a second-priority secured) basis by the existing domestic subsidiaries of the Company that are guarantors under our senior secured credit facilities and each of the Company's future domestic subsidiaries that guarantee any debt of the Company or of any New Note guarantor. The Company used the net proceeds from the offering of New Notes to, (i) pay the consideration with respect to the Tender Offers described above, (ii) redeem all remaining Senior Notes, following the expiration of the Tender Offers, at the applicable redemption price plus accrued and unpaid interest on December 22, 2010 and (iii) pay certain related transaction costs and expenses.
In connection with the closing of the Bond Offering, investment funds affiliated with Apollo Global Management, LLC entered into an agreement to exchange the entire amount of their holdings of each series of the Senior Notes for the New USD Notes at an exchange ratio determined based on the consideration offered to holders in the Tender Offers, and intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Tender Offers and used the proceeds thereof to invest in the New Notes (Apollo Exchange). The Company issued approximately $526 million of New USD Notes to Apollo in the Apollo Exchange. Apollo owned approximately $234.3 million principal amount of the 9 3/4% Senior Notes, €88.2 million principal amount of the 9% Senior Notes and $139.4 million principal amount of the Senior Toggle Notes.
The Company recognized a loss on the above transactions of $77,918, including $25,245 of foreign currency exchange losses.
The Senior Secured Credit Facility is secured under first priority pledges of all of the equity interest of the Company's U.S. subsidiaries, and it is also secured by first priority interests in and mortgages on substantially all of the Company's tangible and intangible assets. The Senior Secured Credit Facility also contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness (subject to certain exceptions) and requires the Company to maintain a maximum consolidated first lien leverage ratio. Additionally, it restricts the Company's ability to incur additional indebtedness or liens, make investments or declare or pay any dividends. The Company is in compliance with the covenant requirements at December 31, 2010 .
The Senior Secured Credit Facility also requires an acceleration of principal payments based on excess cash flow, as defined in the credit agreement. Although the Company had excess cash flow under the terms of the credit agreement in 2010, the Company was not required to prepay any of the term loans because the ratio of the net first-lien secured indebtedness to Adjusted EBITDA was below 1.5:1. The Company did not have excess cash flow under the terms of the credit agreement in fiscal years 2009 and 2008.
Indentures governing the Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes also limit the Company's ability to, among other things: (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Company stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting the Company's subsidiaries ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; (vii) enter into transactions outside the ordinary course of business with our affiliates; and, (viii) incur liens.
The Company's wholly-owned subsidiary, MPM Nantong, also has borrowings of approximately $50,900 and $60,441 outstanding at December 31, 2010 and 2009, respectively, (based on exchange rates as of December 31, 2010 and 2009, respectively) from the China Construction Bank, which were used to finance the construction of its finishing plant in Nantong, China. Such loans are secured by substantially all of MPM Nantong's assets. On April 30, 2009, MPM Nantong was in breach of a financial covenant under its loan agreement with the China Construction Bank. On June 3, 2009, MPM Nantong and the China Construction Bank entered into a Supplemental Agreement, which amended the loan agreement. Pursuant to the Supplemental Agreement, the parties (1) changed the first measurement date for the financial covenants under the loan agreement from December 31, 2008 to December 31, 2010 and (2) deferred principal repayments originally due on June 30, 2009 and December 31, 2009, aggregating to approximately $6,200 (based on exchange rates at the time), until June 30, 2014, the final maturity date of the debt under the loan agreement. The borrowings accrues interest at a weighted average rate of 5.76% per annum. MPM Nantong was in compliance with the terms of the Supplemental Agreement as of December 31, 2010 and 2009.
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
A summary of long-term debt as of December 31, 2010 and 2009 is as follows:

	2010	2009
JPMorgan Chase Bank, N.A. $300,000 revolving credit facility. Matures December 3, 2012. Interest varied at LIBOR plus 2.5% until September 22, 2009, at which point it was increased to LIBOR plus 3.75%. The interest rate as of December 31, 2009 was 4.00%.	$—	$100,000
JPMorgan Chase Bank, N.A. $525,000 term loan tranche B-1. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 2.25%. The interest rate as of December 31, 2010 and 2009 was 2.563% and 2.500%, respectively.	504,000	509,250
JPMorgan Chase Bank, N.A. €400,000 term loan tranche B-2. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at Euro LIBOR plus 2.25%. The interest rate as of December 31, 2010 and 2009 was 3.053% and 2.723%, respectively.	506,077	560,037
9.0% Springing Lien Dollar Notes. Matures on January 15, 2021. Interest is payable semi-annually at 9.0%.	1,160,687	—
€150,000 Springing Lien Euro Notes. Matures January 15, 2021. Interest is payable semi-annually at 9.5%.	197,700	—
$765,000 Senior Notes. Matures December 1, 2014. Interest is payable semi-annually at 9.75%.	—	716,576
€275,000 Senior Notes. Matures December 1, 2014. Interest is payable semi-annually at 9%.	—	353,949
$300,000 Senior Toggle Notes. Matures December 1, 2014. Interest is payable semi-annually in cash at 10.125% or payable-in-kind at 10.875%.	—	203,120
$500,000 Senior Subordinated Notes. Matures December 1, 2016. Interest is payable semi-annually at a coupon rate of 11.5%, with a yield-to-maturity of 11.68% as the notes were issued at a discount of $7,225, of which $539 and $681 was amortized during the year ended December 31, 2010 and 2009, respectively.	378,623	378,088
$200,000 Second-Lien Senior Secured Notes. Matures June 15, 2014. Interest is payable semi-annually in cash at 12.5%.	172,621	166,318
China Construction Bank, 421,200 RMB construction loan. Matures June 30, 2014. Interest on borrowings is based on 90% of the rate of the People’s Bank of China at the time of borrowing. The weighted average interest rate at December 31, 2010 and 2009 was 5.76% and 5.12%, respectively. Interest is payable quarterly.	50,900	60,441
India Bank, 350,000 INR Medium Term Loan Matures June 20, 2015. Interest on borrowings is set annually and is based on 99.5% of India Bank’s Benchmark Prime Lending Rate plus a Tenor Fee of 0.5%. The interest rate at December 31, 2010 and 2009 was 13.25% and 12.5%, respectively. Interest is payable monthly.	6,115	5,678
Total long-term debt	2,976,723	3,053,457
Less current installments	24,804	97,977
Long-term debt, excluding current installments	$2,951,919	$2,955,480
Interest expense on long-term debt was $232,033, $244,544 and $272,386 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of debt discount and debt issuance costs amounted to $16,964, $14,657 and $10,898 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
As disclosed in note 2 (r), on May 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company received one-month LIBOR and paid a fixed rate of 2.48% on a notional value of $185,000. This agreement expired on March 31, 2010.
 At December 31, 2010, the Company estimates that the $1,358,387 of outstanding springing lien notes had a fair value of approximately $1,437,913, the $378,623 of outstanding fixed rate senior subordinated notes had a fair value of approximately $414,328; the $1,010,077 of outstanding variable rate term loans had a fair value of approximately $978,527; the $172,621 of outstanding fixed rate second-lien senior secured notes with a $200,000 aggregate principal amount had a fair value of approximately $223,000; and the fair values of the $6,115 outstanding medium term loan, and $50,900 outstanding construction project financing loan were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.
 As of December 31, 2010, the aggregate principal maturities for the next five years are as follows:

Year ending December 31:
2011	$24,804
2012	24,739
2013	1,003,252
2014	214,176
2015	—

(10) Accrued Expenses and Other Liabilities
The following represents a summary of accrued expenses and other liabilities at December 31:

	2010	2009
Employee compensation and benefits	$68,525	$61,261
Other accrued expenses	101,577	100,196
Total accrued expenses and other liabilities	$170,102	$161,457

(11) Deficit
(a) Common Stock and Additional Paid-in Capital
At December 31, 2010 and 2009, common stock consists of 100 shares issued and outstanding with a par value of one cent per share. At December 31, 2010 and 2009, Holdings represented the sole shareholder of the Company as a result of its capital contribution of $903,500 to the Company on December 4, 2006. Additional paid-in capital primarily relates to the excess of paid-in-capital over the par value of the common shares from the capital contribution, net of $305,158 in deemed dividend to GE.

(b) Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each classification of comprehensive income (loss) are as follows:

Predecessor	Foreign currency translation	Pension and Postretirement liability adjustments	Derivative instruments	Accumulated other comprehensive income
Balance at December 31, 2007	$29,131	$14,121	$—	$43,252
Net current period change	142,057	(5,771)	(3,578)	132,708
Balance at December 31, 2008	171,188	8,350	(3,578)	175,960
Net current period change	(363)	2,980	1,483	4,100
Balance at December 31, 2009	170,825	11,330	(2,095)	180,060
Net current period change	77,353	(42,783)	2,095	36,665
Balance at December 31, 2010	$248,178	$(31,453)	$—	$216,725
The accumulated balances and corresponding tax effects for each component of other accumulated comprehensive income (loss) as of December 31, 20102009 and 2008 are as follows:

	2010
	Pre-tax amount	Tax benefit	Net-of-tax amount
Foreign currency translation	$248,178	$—	$248,178
Pension and postretirement liability adjustments	(36,458)	5,005	(31,453)
	$211,720	$5,005	$216,725
	2009
	Pre-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$170,825	$—	170,825
Pension and postretirement liability adjustments	13,021	(1,691)	11,330
Derivative instruments	(1,297)	(798)	(2,095)
	$182,549	$(2,489)	$180,060
	2008
	Pre-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$171,188	$—	$171,188
Pension and postretirement liability adjustments	8,606	(256)	8,350
Derivative instruments	(3,578)	—	(3,578)
	$176,216	$(256)	$175,960
(c) Noncontrolling Interests
The following table presents the changes in the proportionate share of the equity of the noncontrolling interest shareholder balances:

	Years ended December 31,
	2010	2009	2008
Balance, beginning of period	$3,646	$3,844	$4,024
Currency translation adjustment	68	(314)	771
Dividends paid	(1,116)	—	(490)
Noncontrolling interests share of income (loss)	835	116	(461)
Balance, end of period	$3,433	$3,646	$3,844

(12) Stock-based Compensation
On March 30, 2007, the Board of Directors of Holdings approved the 2007 Long-Term Incentive Plan of Holdings (the “Incentive Plan”). As a result of the October 1, 2010 transaction in which Holdings LLC became the Company's ultimate parent, the options issued under the Incentive Plan were converted to options to purchase units of Holdings LLC. The exchange ratio was 38.5518 Holdings LLC options for each 1 option of Holdings LLC outstanding. As a result, the prior period data has been recast to reflect this conversion. A maximum of 19,275,900 shares of Holdings LLC common stock may be issued or transferred, including non-qualified stock options pursuant to the Incentive Plan.
 Employee option grants with graded vesting vest over a four or five-year period. The performance based options vest upon the earlier of (i) Apollo's achievement of a specified internal rate of return on its equity investment in MPM Holdings (now converted into Momentive Holdco common units) and (ii) Apollo's achievement of a specified cash-on-cash return on its equity investment in MPM Holdings (now converted into Momentive Holdco common units). The cash-on-cash return vesting criteria was added in early 2010. There were no options granted to the Company's directors in 2010. 77,103 options were granted to the Company's directors in 2009 and in 2008. Director options vested and became exercisable immediately upon being granted and had a weighted average per share grant-date fair value of $44.04 for options granted in 2009. The fair value of each employee's options with graded vesting and the director options was estimated using the Black-Scholes-Merton option pricing model. For the options associated with investor IRR and cash-on-cash , an adaptation of the Black-Scholes-Merton, which took into consideration the internal rate of return thresholds, was used to estimate fair value. This model adaptation is essentially equivalent to the use of a path-dependent lattice model.
In connection with these stock purchases, two types of options were issued, options with time-based vesting and options with performance-based vesting. The time-based options vest in equal annual installments over a period of four years or five years.
Expected volatility was based on the historical volatility of representative peer companies’ stocks. Expected term for graded and director options was based on the simplified method which allows a term equal to the period from grant date to the mid-point between vesting dates and contractual expiration of the options. For options associated with investor IRR or cash-on-cash returns, the expected term reflected an assumed date when the investor would reach its internal rate of return or cash-on-cash return threshold plus an estimated additional holding period until the option exercise. For these awards, expense is measured but not recorded until the actual occurrence of the market condition being met, at which time the total remaining expense would be recognized. Expected dividend yield was based on management’s expectation of no dividend payments. Risk free interest rates were based on the U.S. treasury yield curve in effect at the grant date for instruments with similar lives.
Options granted during 2010, 2009 and 2008 used the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.54%	2.09%	4.20%
Expected term (in years)	9.58	4.07	5.18
Volatility	38.0%	54.7%	28.6%
Expected dividend yield	—	—	—
For the fiscal years ended December 31, 2010, 2009 and 2008, the Company recognized $0, $0 and $88 for director compensation, and $2,814, $787 and $1,058 for employee compensation, respectively. The compensation expenses are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company recognized no tax benefits. As of December 31, 2010, there was $4,408 of unrecognized compensation costs related to unvested options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 1.98 years.
Conversion of Units to Momentive Holdco
Effective October 1, 2010, in conjunction with the MSC Transaction, stock options granted to our Directors and those granted under the Incentive Plan were converted to an equivalent number of options to purchase units in Momentive Holdco. This event also resulted in a modification of all options, since there was an increase in fair value. In conjunction with this modification, the Company recorded stock based compensation of $1,978 in the fourth quarter, which included for $1,517 for terminated executives and $461 for all other employees.
Modification of IRR Awards
During the first quarter of 2010, outstanding stock options that contained an investor IRR target were modified to include a cash-on-cash return condition. This modification was classifying as probable-to-improbable and as such, no incremental compensation expense was recognized in 2010.
The following is a summary of the stock options as of and for the years ended December 31, 2010, 2009 and 2008:

	Options	Weighted Average Exercise Price	Weighted Average grant- date Fair Value
Outstanding at January 1, 2008	9,397,851	$2.59
Granted	194,682	$3.40	$1.87
Forfeited	(993,580)	$2.59
Expired	—
Exercised	—
Outstanding at December 31, 2008	8,598,953	$2.61
Granted	660,195	$2.59	$2.38
Forfeited	(499,163)	$2.59
Expired	—
Exercised	—
Outstanding at December 31, 2009	8,759,985	$2.61
Granted	1,479,419	$2.59	$2.41
Forfeited	(665,014)	$2.59
Expired	—
Exercised	—
Outstanding at December 31, 2010	9,574,390
The weighted average characteristics of outstanding options at December 31, 2010 were as follows:

	Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,574,390	6.94	$2.61
Vested at December 31, 2010	2,653,769	6.41	$2.62
Expected to vest at December 31, 2010	9,075,294	6.94	$2.61
At December 31, 2010, 2,653,769 of the 9,574,390 outstanding employee options were vested and exercisable with weighted average exercise price of $2.62 and weighted average remaining contractual life of 6.41 years.

(13) Income Taxes
For the years ended December 31, 2010, 2009 and 2008, the Company’s tax provision was computed based on the legal entity structure, as described in note 1. Any tax benefit or valuation allowance related to net operating losses (NOL) was recognized and evaluated on a stand-alone basis.
The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2010	2009	2008
Income (loss) before income taxes:
U.S.	$(108,444)	$20,755	$(177,447)
Non U.S.	43,232	(46,947)	(930,581)
	$(65,212)	$(26,192)	$(1,108,028)

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended December 31, 2010:
United States federal	$—	$798	$798
State and local	381	—	381
Non U.S. jurisdictions	16,191	(19,620)	(3,429)
	$16,572	$(18,822)	$(2,250)
Year ended December 31, 2009:
United States federal	$—	$(3,387)	$(3,387)
State and local	28	—	28
Non U.S. jurisdictions	14,741	4,097	18,838
	$14,769	$710	$15,479
Year ended December 31, 2008:
United States federal	$—	$(26,232)	$(26,232)
State and local	(2,064)	—	(2,064)
Non U.S. jurisdictions	13,392	(95,606)	(82,214)
	$11,328	$(121,838)	$(110,510)
Income tax (benefit) expense attributable to income from operations was ($2,250), $15,479 and ($110,510) for the years ended December 31, 2010, 2009 and 2008, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year ended December 31,
	2010	2009	2008
Income tax expense (benefit):
Computed “expected” tax expense (benefit)	$(22,824)	$(9,167)	$(387,810)
State and local income taxes, net of Federal income tax benefit	275	(260)	(2,064)
Increase (reduction) in income taxes resulting from:
Tax rate changes	3,615	(1,934)	2,840
Non U.S. tax rate differential	(7,731)	11,616	7,299
Branch accounting effect	35,171	(23,521)	(213,026)
Withholding taxes	1,931	79	1,122
Valuation allowance	(14,454)	37,115	238,697
Permanent differences	2,059	7,307	10,403
Elective asset step up	—	(5,715)	—
Goodwill impairment	—	—	231,591
Other	(292)	(41)	438
	$(2,250)	$15,479	$(110,510)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010, and 2009 are presented below.

	U.S.		Non U.S.
	2010	2009	2010	2009
Current deferred tax assets:
Inventory	$7,880	$7,166	$6,546	$5,972
Vacation	7,959	5,156	3,065	2,657
Provision for expenses related to timing	1,976	3,389	3,171	3,063
Net operating losses	—	—	4,926	—
Deferred revenue	—	—	57	62
Other	4,279	793	3,354	2,745
Total current deferred tax assets	22,094	16,504	21,119	14,499
Noncurrent deferred tax assets:
Amortization	184,893	212,462	10,179	10,019
Depreciation	19,027	19,768	12,519	11,132
Pension	101,353	94,387	37,335	27,208
Net operating losses	265,523	214,137	73,252	93,304
Branch accounting future credits	22,473	45,927	—	—
Reserves	1,444	744	—	—
Deferred interest deductions	—	—	13,833	16,641
Other	7,098	7,079	5,568	5,137
Total noncurrent deferred tax assets	601,811	594,504	152,686	163,441
Total gross deferred tax assets	623,905	611,008	173,805	177,940
Less valuation allowance	(611,917)	(610,974)	(39,568)	(50,648)
Net deferred tax assets	11,988	34	134,237	127,292
Current deferred tax liabilities:
Inventory	—	—	10,699	10,299
Deferred revenue	—	—	221	295
Provision for expenses related to timing	—	—	7,672	25,109
Other	—	—	856	1,569
Total current deferred tax liabilities	—	—	19,448	37,272
Noncurrent deferred lax liabilities:
Amortization	—	—	84,768	85,126
Depreciation	—	—	47,730	46,376
Other	11,988	34	4,600	4,297
Total noncurrent deferred tax liabilities	11,988	34	137,098	135,799
Total deferred tax liabilities	11,988	34	156,546	173,071
Net deferred tax asset (liability)	$—	$—	$(22,309)	$(45,779)
NOL Schedule

Country	NOL value
United States	$732,240
Japan	99,114
Germany	88,212
Thailand	20,970
China	9,446
Other	5,959
Total	$955,941

At December 31, 2010, 2009 and 2008, the Company had available approximately $955,941, $881,298 and $743,019 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. The net operating losses for the United States and Japan will begin to expire in 2026 and 2013, respectively. The net operating losses for Germany and Italy have no expiration date.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2010 and 2009, in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2010 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The “branch accounting future credit” deferred tax asset of $22,473 and $45,927 at December 31, 2010 and 2009, respectively, principally represents the offset to the non-US affiliates deferred tax liabilities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits, December 31, 2008	$12,053
Additions for tax positions of the current year	3,343
Additions for tax positions of prior years	3,766
Reductions for tax positions of prior years	(1,149)
Settlements	(195)
Statute of limitations expiration	—
Foreign currency translation	139
Balance at December 31, 2009	17,957

Additions for tax positions of the current year	3,442
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(4,744)
Settlements	—
Statute of limitations expiration	—
Foreign currency translation	3,688
Balance at December 31, 2010	$20,343
Liabilities for unrecognized tax benefits as of December 31, 2010 relate to various foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2010 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010 and 2009 the Company has recorded a liability of approximately $935 and $765, respectively, for interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Germany, Italy and Canada. Such major jurisdictions with open tax years are as follows: United States 2006-2010, Germany 2005-2010, Italy 2003-2010, Switzerland 2009-2010, Singapore 2003-2010, Japan 2005-2010, Thailand 2004-2010, Hong Kong 2005-2010, Canada 2008-2010 and Brazil 2005-2010. Unrecognized tax benefits are not expected to change significantly over the next 12 months.

(14) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
(b) Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in note 3. As of December 31, 2010, future contractual minimums are as follows:

Year ending December 31:
2011	$130,409
2012	131,427
2013	131,427
2014	123,947
2015	123,947
Thereafter	1,183,350
$1,824,507
To the extent that the Company does not purchase the contractual minimum amount, the Company must pay vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.
(c) Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of December 31, 2010 and 2009, the Company had recognized obligations of $6,524 and $4,737, respectively, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets.
(d) Lease Commitments
The Company has several noncancelable operating leases, primarily for manufacturing equipment, office equipment and office buildings. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments as of December 31, 2010 are as follows:

Year ending December 31:
2011	$15,876
2012	10,763
2013	7,124
2014	5,583
2015	5,289
Thereafter	8,363
Total future minimum lease payments	$52,998
The Company is also a lessee under various cancelable operating lease arrangements for industrial equipment, computer and office equipment. Rent expense for noncancelable and cancelable operating leases was $22,430, $24,619 and $26,464 for the years ended December 31, 2010, 2009 and 2008, respectively.

(15) Pension and Postretirement Benefits
Domestic Pension Plans
The Company's U.S. defined benefit plan provides benefits to substantially all U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining. The Company also maintains a supplementary defined benefit plan that provides additional retirement benefits to certain higher-level, longer-service U.S. employees. The Company's supplementary defined benefit pension plan is unfunded.
Eligible U.S. employees may also participate in the Company's defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings, with the Company matching up to a maximum of 4% of the employees' annual earnings or nine thousand eight hundred dollars, in various program funds. Effective January 1, 2009, the Company suspended the 4% match for salaried exempt employees. This match was subsequently reinstated effective April 1, 2010. The Company recognized expense of $4,078, $2,109 and $6,039 during 2010, 2009 and 2008, respectively, associated with this plan.
Foreign Pension Plans
Outside the U.S., the Company maintains its principal defined benefit pension plans in Germany, Japan and Switzerland (collectively, Foreign or Foreign Pension Plans). The Company maintains additional defined benefit pension plans in various other locations. These additional plans are not significant and are excluded from the disclosures presented below.
The Company's defined benefit pension plans in Germany cover substantially all of its employees. These plans are not funded and benefits are paid from the Company to retirees directly. The benefits are based on years of service and the employee's final pensionable salary, as defined by the plan. The benefits are not vested until the employee retires at a minimum eligible age of 60 years.
The Company's defined benefit pension plan in Japan covers substantially all of its employees. The benefits of the Company's Japanese pension plan are based on years of service and the employee's three highest years of compensation during the last 10 years of employment. The pension plan assets are managed by a variety of Japanese financial institutions.
In Switzerland, the Company's defined benefit plan provides pension, death and disability benefits to substantially all employees. Benefits are based on participants' accumulated account balances plus an annuity conversion factor established by the Swiss government. The pension liability is administered through a collective foundation, together with benefits provided by GE to its employees.
Employees in the United Kingdom participate in GE pension plans along with GE employees. Prior to 2009, employees in the Netherlands also participated in GE pension plans along with GE employees. The Company's pension expense associated with contributions to these multi-employer pension plans was $251, $329 and $3,768 for the years ended December 31, 2010, 2009 and 2008, respectively.
Pension Plan Participants
Pension plan participants as of December 31, 2010 were as follows:

	Total	Domestic	Foreign
Active employees	3,775	2,385	1,390
Vested former employees	539	363	176
Retirees and beneficiaries	348	68	280
	4,662	2,816	1,846

Cost of Pension Plans
Net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 includes the following (income) expense components:

		Domestic			Foreign
		Year ended December 31,			Year ended December 31,
		2010	2009	2008	2010	2009	2008
Expected return on plan assets	4	$(3,747)	$(2,433)	$(1,562)	$(843)	$(754)	$(1,255)
Service cost for benefits earned		15,374	16,384	14,819	5,502	5,139	5,706
Interest cost on benefit obligation		4,464	3,466	2,766	3,777	3,660	3,474
Prior service benefit		(886)	(882)	(882)	(39)	—	—
Net actuarial (gain) loss recognized		(902)	(473)	(874)	(83)	(349)	(439)
Effect of terminations and other		—	112	—	—	342	(1,531)
		$14,303	$16,174	$14,267	$8,314	$8,038	$5,955
Actuarial Assumptions
The Company measures and records the expense of its pension plan obligations based on actuarially determined estimates, using a December 31 measurement date. Weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic			Foreign
	2010	2009	2008	2010	2009	2008
Discount rate	5.60%	6.10%	5.90%	2.58%	3.41%	3.46%
Compensation increases	4.38%	4.36%	4.42%	2.06%	2.32%	2.65%
Expected return on assets	8.00%	8.00%	8.00%	2.71%	2.93%	2.88%
The Company's defined benefit pension plans in Germany also relied upon assumptions regarding pension benefit increases of 1.75% in 2010 and 2009, and 2.0% in 2008. The discount rates at December 31 are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied. The Company amortizes experience gains and losses and effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.
Funding Policy
The funding policy for the various pension plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. In 2011, the Company expects to contribute approximately $14,482 and $3,044 to the Company's Domestic and Foreign plans, respectively. The Company contributed $11,838 and $3,690 to its Domestic and Foreign plans, respectively, in 2010.
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

Projected Benefit Obligation

	Total		Domestic		Foreign
	2010	2009	2010	2009	2010	2009
Balance at January 1	$190,744	$176,087	$73,295	$63,800	$117,449	$112,287
Service cost for benefits earned	20,876	21,523	15,374	16,384	5,502	5,139
Interest cost on benefit obligations	8,241	7,126	4,464	3,466	3,777	3,660
Participant contributions	145	157	—	—	145	157
Plan amendments	3,255	(271)	3,255	—	—	(271)
Actuarial loss (gain)	35,233	(5,485)	17,397	(10,173)	17,836	4,688
Benefits paid	(5,731)	(3,875)	(614)	(294)	(5,117)	(3,581)
Exchange rate adjustments	5,417	999	—	—	5,417	999
Effect of terminations and other	—	(5,517)	—	112	—	(5,629)
Balance at December 31	$258,180	$190,744	$113,171	$73,295	145,009	$117,449
Actuarial gains and losses are principally associated with discount rate changes.
Accumulated Benefit Obligation

	Total		Domestic		Foreign
	2010	2009	2010	2009	2010	2009
Balance at December 31	$221,390	$164,611	$83,734	$54,139	$137,656	$110,472
The following table provides information about the Company's pension plans with accumulated benefit obligations that exceed the fair value of plan assets

	Total		Domestic		Foreign
	2010	2009	2010	2009	2010	2009
Funded plans with assets less than ABO
Plan assets	$88,843	$69,151	$56,673	$39,733	$32,170	$29,418
Accumulated benefit obligations	157,865	113,355	72,864	45,916	85,001	67,439
Projected benefit obligations	189,177	136,266	96,823	61,847	92,354	74,419
Unfunded plans
Accumulated benefit obligations	63,525	51,256	10,870	8,223	52,655	43,033
Projected benefit obligations	69,003	54,478	16,348	11,448	52,655	43,030
Plan Assets
The following table sets forth the components of the change in plan assets for the year ended December 31:

	Total		Domestic		Foreign
	2010	2009	2010	2009	2010	2009
Balance at January 1	$69,151	$52,207	$39,733	$23,911	$29,418	$28,296
Actual gain (loss) on plan assets	5,567	5,170	5,640	3,379	(73)	1,791
Employer contributions	15,528	15,387	11,838	12,661	3,690	2,726
Participant contributions	145	157	—	—	145	157
Benefits paid	(4,657)	(2,158)	(538)	(218)	(4,119)	(1,940)
Terminations and other	—	(1,834)	—	—	—	(1,834)
Exchange rate adjustments	3,109	222	—	—	3,109	222
Balance at December 31	$88,843	$69,151	$56,673	$39,733	$32,170	$29,418

The following table sets forth the percentage of the fair value of total plan assets, by asset category, held as of December 31:

	Domestic		Foreign
	2010	2009	2010	2009
Cash and cash equivalents	1%	11%	1%	3%
Equity securities	61%	54%	32%	32%
Government bonds	19%	17%	14%	15%
Corporate Bonds	19%	18%	21%	24%
Insurance contracts	—%	—%	27%	24%
Other	—%	—%	5%	2%
Total	100%	100%	100%	100%
Plan fiduciaries of the various defined benefit plans set the investment policies and strategies for the trusts. Long-term strategic investment objectives include preserving the funded status of the plans, while balancing risk and return. These fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations. Target allocations for the Domestic and Foreign plans are consistent with the 2010 percentages presented above. Target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.
The following table presents plan assets at December 31, 2010 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Domestic Assets
Cash and cash equivalents	$566	$—	$—	$566
Equity securities	34,571	—	—	34,571
Government bonds	10,768	—	—	10,768
Corporate bonds	10,768	—	—	10,768
Total assets at fair value	$56,673	$—	$—	$56,673
Foreign Assets
Cash and cash equivalents	$328	$—	$—	$328
Equity securities	10,293	—	—	10,293
Government bonds	4,364	—	—	4,364
Corporate bonds	6,783	—	—	6,783
Insurance contracts	—	8,850	—	8,850
Other	—	1,552	—	1,552
Total assets at fair value	$21,768	$10,402	$—	$32,170

The following table presents plan assets at December 31, 2009 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Domestic Assets
Cash and cash equivalents	$4,371	$—	$—	$4,371
Equity securities	21,456	—	—	21,456
Government bonds	6,755	—	—	6,755
Corporate bonds	7,151	—	—	7,151
Total assets at fair value	$39,733	$—	$—	$39,733
Foreign Assets
Cash and cash equivalents	$843	$—	$—	$843
Equity securities	9,446	—	—	9,446
Government bonds	4,525	—	—	4,525
Corporate bonds	7,036	—	—	7,036
Insurance contracts	—	7,118	—	7,118
Other	—	450	—	450
Total assets at fair value	$21,850	$7,568	$—	$29,418
For Level 1 assets, the Company uses quoted market prices to determine the fair value with the exception of money market investments (included in cash and cash equivalents), which are valued at their net asset value. For Level 2 assets, the Company uses quotes from independent vendors and other relevant information to determine the fair value.
Pension Asset (Liability)
The Company’s recorded assets and liabilities for its principal defined benefit pension plans are as follows:

December 31	Total		Domestic		Foreign
	2010	2009	2010	2009	2010	2009
Funded status:
Fair value of plan assets	$88,843	$69,151	$56,673	$39,733	$32,170	$29,418
Projected benefit obligation	(258,180)	(190,744)	(113,171)	(73,295)	(145,009)	(117,449)
Pension liability recognized	$(169,337)	$(121,593)	$(56,498)	$(33,562)	$(112,839)	$(88,031)
Amounts recorded in shareholder’s deficit (pre-tax)
Prior service benefit	$(2,891)	$(7,059)	$(2,622)	$(6,763)	$(269)	$(296)
Net actuarial loss (gain)	20,925	(15,740)	(277)	(16,683)	21,202	943
Total	$18,034	$(22,799)	$(2,899)	$(23,446)	$20,933	$647
The estimated prior service benefit and net actuarial (gain) loss that will be amortized from shareholder's deficit in 2011 are approximately $924 and $218, respectively.
Estimated Future Benefit Payments
The expected benefit payments presented below are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2010, and include estimated future employee service.

	2011	2012	2013	2014	2015	2016-2020
Domestic pension plans	$1,235	$1,857	$2,630	$3,228	$2,603	$33,154
Foreign pension plans	7,664	8,268	7,711	7,699	9,064	39,225
Total	$8,899	$10,125	$10,341	$10,927	$11,667	$72,379

Retiree Health and Life Benefits
In connection with the Acquisition, the Company assumed certain obligations from GE for retiree health and life benefits for the U.S. employees of the Company, based on participation by its employees in plans maintained by GE or its affiliates through January 28, 2007. During 2007, the Company established its health and welfare plan for U.S. employees. The retiree health and life obligations assumed from GE, and those obligations arising from subsequent employee service, are administered under this plan. The Company's U.S. health and welfare plan provides benefits to pay medical expenses, dental expenses, flexible spending accounts for otherwise unreimbursed expenses, short-term disability benefits, and life and accidental death and dismemberment insurance benefits. Retirees share in the cost of healthcare benefits. The Company funds retiree healthcare benefits on a pay-as-you-go basis. The Company uses a December 31 measurement date for this plan.
Net periodic postretirement benefit cost of $7,058, $6,964 and $6,710 for the years ended December 31, 2010, 2009 and 2008, includes service cost for benefits earned of $1,244, $1,364 and $1,240, interest cost on the benefit obligation of $4,614, $4,410 and $4,310 and amortization of prior service cost and net actuarial gain of $1,200, $1,190 and $1,160, respectively.
Changes in the accumulated postretirement benefit obligation were as follows:

	2010	2009
Balance at January 1	$80,281	$72,241
Service cost for benefits earned	1,244	1,364
Interest cost on benefit obligations	4,614	4,410
Actuarial (gain) loss	8,226	3,516
Benefits paid	(1,566)	(1,370)
Employee Contributions	240	120
Plan amendments	654	—
Balance at December 31	$93,693	$80,281
The accumulated postretirement benefit obligation is recognized as a component of pension liabilities in the December 31, 2010 and 2009 Consolidated Balance Sheets. Amounts recorded in shareholder's deficit at December 31, 2010 and 2009 include unrecognized prior service cost of $12,494 and $13,150 and unrecognized net actuarial losses (gains) of $5,082 and ($3,254), respectively. Unrecognized prior service cost principally arises from 2007 plan amendments related to the elimination of caps on health benefit payments for long-service employees. The estimated prior service cost and net actuarial gain that will be amortized from shareholder's deficit in 2011 are $1,310 and $156, respectively.
Significant actuarial assumptions used to determine benefit obligations as of December 31, 2010 and 2009, and related earnings effects include discount rates of 5.1% and 5.8%, respectively, compensation increases of 4.5% and an initial healthcare trend rate of 7.5% and 8.5% (gradually declining to 4.5% for 2024 and thereafter), respectively. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. Increasing or decreasing the healthcare cost trend rates by one percentage point would have changed the December 31, 2010 accumulated postretirement benefit obligation by approximately $9,000 and $7,800, respectively, and the December 31, 2009 accumulated postretirement benefit obligation by $6,300 and $5,400, respectively. Increasing or decreasing the healthcare cost trend rates by one percentage point would not have a material effect on net periodic postretirement benefit cost for 2010 or 2009.
The expected benefit payments presented below are based on the same assumptions used to measure the Company’s accumulated postretirement benefit obligation at December 31, 2010, and include estimated future employee service.

	2011	2012	2013	2014	2015	2016-2020
Gross	$2,694	$3,428	$4,315	$5,223	$6,411	$43,456
Expected Medicare Part D subsidy	18	38	61	89	127	1,746
Net	$2,676	$3,390	$4,254	$5,134	$6,284	$41,710

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
The maximum term over which the Company may hedge exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months for commodity hedges. No cash flow hedges were discontinued during the year ended December 31, 2010.
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
The notional amounts of the Company’s derivative instruments outstanding as of December 31, 2010, were as follows:

Notional Amount
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$9,753
Total Derivatives Not Designated as Hedges	$9,753
The fair values of the Company’s derivative instruments outstanding as of December 31, 2010, were as follows:

	Balance Sheet Location	Fair Value
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	Other current assets	$415
Total Derivatives Not Designated as Hedges		$415
Total Asset Derivatives		$415

The gains and losses on the Company’s derivative instruments during the year ended December 31, 2010 were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) (1)	Income Statement Classification (2)	Amount of Gain or (Loss) Recognized in Income
Asset Derivatives:
Derivatives Not Designated as Hedges:
Natural Gas Option Contracts	$—	Other income (expense)	$(1,539)
Total Asset Derivatives Not Designated as Hedges	—		(1,539)
Liability Derivatives:
Derivatives Designated as Hedges:
Interest Rate Swap contract	1,037	Interest Expense	(1,041)
Natural Gas Hedge Contracts	260	Cost of sales, excluding depreciation	(537)
Total Liability Derivatives Designated as Hedges	1,297		(1,578)
Total Derivatives	$1,297		$(3,117)
__________________________________

(1)	Accumulated other comprehensive income (loss) (AOCI). The entire amount of gains (losses) recognized in AOCI are expected to be reclassified to earnings in the next twelve months.

(2)	For derivatives designated as cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

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
The Company’s operating segments are organized based on the nature of the products they serve. They are managed separately because each business requires different technology and marketing strategies. The Company’s Quartz segment production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from substantially one supplier, Unimin Corporation. The Company's long-term agreement with Unimin that spanned from 2005 - 2010 expired on December 31, 2010. The Company recently amended this agreement to extend the term through December 31, 2011 and amend certain provisions regarding pricing and volume purchase requirements, among others.
The accounting policies of the Silicones and Quartz segments are as described in the summary of significant accounting policies described in note 2 to these consolidated financial statements.

	Silicones		Quartz	Corporate and other items (c)	Total
Year ended December 31, 2010:
Net sales (a)	$2,286,149		$302,274	$—	$2,588,423
Operating income (loss) (b)	246,749		64,428	(49,673)	261,504
Depreciation and amortization	169,322		27,778	—	197,100
Amortization of debt discount and issuance costs	16,964		—	—	16,964
Interest expense	250,772		8	—	250,780
Interest income	1,358		340	—	1,698
Provision for income taxes	(12,653)		10,403	—	(2,250)
Capital expenditures	76,344	`	18,493	—	94,837
	Silicones		Quartz	Corporate and other items (c)	Total
Year ended December 31, 2009:
Net sales (a)	$1,912,881		$170,580	$—	$2,083,461
Operating income (loss) (b)	72,057		(16,325)	(15,443)	40,289
Depreciation and amortization	162,525		29,046	—	191,571
Amortization of debt discount and issuance costs	14,657		—	—	14,657
Interest expense	260,268		196	—	260,464
Interest income	2,946		241	—	3,187
Provision for income taxes	12,344		3,135	—	15,479
Capital expenditures	67,765		9,675	—	77,440
	Silicones		Quartz	Corporate and other items (c)	Total
Year ended December 31, 2008:
Net sales (a)	$2,383,373		$255,881	$—	$2,639,254
Operating income (loss) (b)	(645,944)		(144,872)	(45,798)	(836,614)
Depreciation and amortization	202,328		35,120	—	237,448
Amortization of debt discount and issuance costs	10,898		—	—	10,898
Interest expense	282,646		—	—	282,646
Interest income	4,903		779	—	5,682
Provision for income taxes	(105,853)		(4,657)	—	(110,510)
Capital expenditures	123,171		16,328	—	139,499
The following represents a summary of total assets at December 31,

	2010	2009
Silicones	$2,899,705	$2,948,651
Quartz	338,171	306,197
Corporate and other items	53,941	51,984
Total assets (d)	$3,291,817	$3,306,832

(a)
 There were no inter-segment sales during the years ended December 31, 2010, 2009 and 2008. There were no individual customers for which revenue transactions comprised 3% or more of net sales for the years ended December 31, 2010, 2009 and 2008.

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

	Year ended December 31,
	2010	2009	2008
Net sales:
United States	$843,830	$658,815	$824,067
Canada	44,336	37,522	45,349
Pacific	824,552	632,382	753,676
Europe	779,107	674,600	933,741
Mexico and Brazil	96,598	80,142	82,421
	$2,588,423	$2,083,461	$2,639,254

	December 31,
	2010	2009
Total long-lived assets:
United States	$598,761	$628,302
Canada	18,374	23,976
Pacific	833,074	807,589
Europe	662,910	750,958
Mexico and Brazil	6,932	7,701
	$2,120,051	$2,218,526

(18) Quarterly Financial Information (Unaudited)
A summary of the quarterly operating results during 2010 and 2009 were as follows

	First quarter 2010	Second quarter 2010	Third quarter 2010	Fourth quarter 2010
Net sales	$604,807	$651,413	$662,226	$669,977
Costs and expenses:
Cost of sales, excluding depreciation	377,054	397,541	432,362	438,600
Selling, general and administrative expenses, including depreciation	147,420	152,867	140,991	144,047
Research and development expenses	15,733	17,664	18,810	20,755
Restructuring and other costs	1,264	11,715	1,769	8,327
Operating income (loss)	63,336	71,626	68,294	58,248
Other income (expense):
Interest income	428	531	272	467
Interest expense	(61,010)	(62,964)	(60,397)	(66,409)
Other, net	(336)	(32)	(32)	684
Loss on extinguishment and exchange of debt	—	—	—	(77,918)
Income (loss) before income taxes (benefit)	2,418	9,161	8,137	(84,928)
Income taxes (benefits)	5,663	9,870	(21,227)	3,444
Net income (loss)	(3,245)	(709)	29,364	(88,372)
Net (income) loss attributable to noncontrolling interests	(165)	(326)	(272)	(72)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(3,410)	$(1,035)	$29,092	$(88,444)

	First quarter 2009	Second quarter 2009	Third quarter 2009	Fourth quarter 2009
Net sales	$418,059	$490,008	$568,421	$606,973
Costs and expenses:
Cost of sales, excluding depreciation	311,482	334,655	381,876	392,472
Selling, general and administrative expenses, including depreciation	142,078	126,447	124,308	144,171
Research and development expenses	15,986	15,038	14,737	17,003
Restructuring and other costs	11,282	10,231	3,377	(1,971)
Operating income (loss)	(62,769)	3,637	44,123	55,298
Other income (expense):
Interest income	988	683	700	816
Interest expense	(66,304)	(60,290)	(67,050)	(66,820)
Other, net	9,973	1,285	970	(164)
Gain on exchange of debt	—	178,732	—	—
Loss before income taxes (benefit)	(118,112)	124,047	(21,257)	(10,870)
Income taxes (benefits)	(20,645)	21,068	3,884	11,172
Net loss	(97,467)	102,979	(25,141)	(22,042)
Net (income) loss attributable to noncontrolling interests	648	(178)	(713)	127
Net loss attributable to Momentive Performance Materials Inc.	$(96,819)	$102,801	$(25,854)	$(21,915)

(19) Guarantor and Nonguarantor Condensed Consolidated Financial Statements
The Company has outstanding $200.0 million in aggregate principal amount of second-lien senior notes, $1,160.7 million in aggregate principal amount of springing lien Dollar notes, $197.7 million in aggregate principal amount of springing lien Euro notes and $381.9 million in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2010 and 2009, the Condensed Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2010, 2009 and 2008 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

These financial statements are prepared on the same basis as the consolidated financial statements of the Company except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are pledged under the senior secured credit facility, and consequently will not be available to satisfy the claims of the Company’s general creditors.

Condensed Consolidated Balance Sheet as of December 31, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,365	$1,080	$221,998	$—	$254,443
Receivables, net	—	108,517	276,485	—	385,002
Due from affiliates	1,077	82,961	31,410	(112,062)	3,386
Inventories	—	195,615	193,789	(14,953)	374,451
Prepaid expenses	—	7,058	2,776	—	9,834
Income tax receivable	—	—	2,164	—	2,164
Deferred income taxes	—	424	9,010	2,888	12,322
Other current assets	—	1,330	(145)	—	1,185
Total current assets	32,442	396,985	737,487	(124,127)	1,042,787
Property and equipment, net	—	507,000	602,137	—	1,109,137
Other long-term assets	60,131	1,595	24,979	—	86,705
Deferred income taxes	—	—	41,619	—	41,619
Investments in nonconsolidated affiliates	—	—	655	—	655
Investment in affiliates	1,439,476	(86,287)	—	(1,353,190)	—
Intercompany borrowing	—	997,125	108,635	(1,105,760)	—
Intangible assets, net	—	90,846	494,953	—	585,799
Goodwill	—	—	425,115	—	425,115
Total assets	$1,532,049	$1,907,264	$2,435,580	$(2,583,077)	$3,291,817
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$85,947	$216,897	$—	$302,844
Short-term borrowings	—	—	2,114	—	2,114
Accrued expenses and other liabilities	1,249	79,340	89,513	—	170,102
Accrued interest	24,738	—	396	—	25,134
Due to affiliates	—	30,002	83,705	(111,848)	1,859
Accrued income taxes	—	477	9,286	—	9,763
Deferred income taxes	—	—	13,521	—	13,521
Current installments of long-term debt	—	—	24,804	—	24,804
Total current liabilities	25,987	195,766	440,236	(111,848)	550,141
Long-term debt	1,909,628	—	1,042,291	—	2,951,919
Other liabilities	—	8,722	50,329	—	59,051
Pension liabilities	—	151,134	120,934	—	272,068
Intercompany borrowings	194,436	108,986	802,338	(1,105,760)	—
Deferred income taxes	—	424	62,305	—	62,729
Total liabilities	2,130,051	465,032	2,518,433	(1,217,608)	3,895,908
Equity (deficit):
Additional paid-in capital	603,298	2,004,088	568,948	(2,573,036)	603,298
Accumulated deficit	(1,418,025)	(778,848)	(888,847)	1,658,172	(1,427,547)

Condensed Consolidated Balance Sheet as of December 31, 2010:

Accumulated other comprehensive income	216,725	216,992	233,613	(450,605)	216,725
Total Momentive Performance Materials Inc. equity (deficit)	(598,002)	1,442,232	(86,286)	(1,365,469)	(607,524)
Noncontrolling interests	—	—	3,433	—	3,433
Total equity (deficit)	(598,002)	1,442,232	(82,853)	(1,365,469)	(604,091)
Total liabilities and equity (deficit)	$1,532,049	$1,907,264	$2,435,580	$(2,583,077)	$3,291,817

Condensed Consolidated Balance Sheet as of December 31, 2009:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$57,077	$9,514	$143,693	$—	$210,284
Receivables, net	—	97,560	282,962	—	380,522
Due from affiliates	3	86,470	26,677	(104,214)	8,936
Inventories	—	158,054	206,041	(14,952)	349,143
Prepaid expenses	—	5,351	3,143	—	8,494
Income tax receivable	—	2,651	5,956	—	8,607
Deferred income taxes	—	1	7,818	2,625	10,444
Other current assets	—	4,704	552	—	5,256
Total current assets	57,080	364,305	676,842	(116,541)	981,686
Property and equipment, net	—	530,715	634,860	—	1,165,575
Other long-term assets	34,341	—	30,153	—	64,494
Deferred income taxes	—	—	41,540	—	41,540
Investments in nonconsolidated affiliates	—	—	586	—	586
Investment in affiliates	1,318,105	(244,329)	—	(1,073,776)	—
Intercompany borrowing	—	1,024,896	72,234	(1,097,130)	—
Intangible assets, net	—	97,587	541,816	—	639,403
Goodwill	—	—	413,548	—	413,548
Total assets	$1,409,526	$1,773,174	$2,411,579	$(2,287,447)	$3,306,832
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$70,498	$199,253	$—	$269,751
Accrued expenses and other liabilities	1,040	65,087	95,330	—	161,457
Accrued interest	15,342	244	282	—	15,868
Due to affiliates	—	21,944	85,049	(104,214)	2,779
Accrued income taxes	—	—	11,110	—	11,110
Deferred income taxes	—	—	34,522	—	34,522
Current installments of long-term debt	—	75,000	22,977	—	97,977
Total current liabilities	16,382	232,773	448,523	(104,214)	593,464
Long-term debt	1,818,051	25,000	1,112,429	—	2,955,480
Other liabilities	—	7,109	57,112	—	64,221
Pension liabilities	—	114,584	94,154	—	208,738
Intercompany borrowings	148,092	72,234	876,804	(1,097,130)	—
Deferred income taxes	—	1	63,240	—	63,241
Total liabilities	1,982,525	451,701	2,652,262	(1,201,344)	3,885,144
Equity (deficit):
Additional paid-in capital	601,732	2,097,626	529,961	(2,627,587)	601,732
Accumulated deficit	(1,354,791)	(957,250)	(945,511)	1,893,802	(1,363,750)
Accumulated other comprehensive income	180,060	181,097	171,221	(352,318)	180,060
Total Momentive Performance Materials Inc. equity (deficit)	(572,999)	1,321,473	(244,329)	(1,086,103)	(581,958)
Noncontrolling interests	—	—	3,646	—	3,646
Total equity (deficit)	(572,999)	1,321,473	(240,683)	(1,086,103)	(578,312)
Total liabilities and equity	$1,409,526	$1,773,174	$2,411,579	$(2,287,447)	$3,306,832

Condensed Consolidated Statement of Operations for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,117,454	$1,973,613	$(502,644)	$2,588,423
Costs and expenses:
Cost of sales, excluding depreciation	—	736,871	1,411,330	(502,644)	1,645,557
Selling, general and administrative expenses	(46,733)	212,815	245,218	—	411,300
Depreciation and amortization expenses	—	85,799	111,301	—	197,100
Research and development expenses	—	49,417	23,545	—	72,962
Operating income (loss)	46,733	32,552	182,219	—	261,504
Other income (expense):
Interest income	30	97,328	7,308	(102,968)	1,698
Interest expense	(211,307)	(6,088)	(136,353)	102,968	(250,780)
Other income (expense), net	179,228	56,093	855	(235,892)	284
Loss on extinguishment and exchange of debt	(77,918)	—	—	—	(77,918)
Income (loss) before income taxes	(63,234)	179,885	54,029	(235,892)	(65,212)
Income taxes (benefit)	—	1,483	(3,470)	(263)	(2,250)
Net income (loss)	(63,234)	178,402	57,499	(235,629)	(62,962)
Net (income) loss attributable to noncontrolling interests	—	—	(835)	—	(835)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(63,234)	$178,402	$56,664	$(235,629)	$(63,797)

Condensed Consolidated Statement of Operations for the year ended December 31, 2009:

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$887,290	$1,581,173	$(385,002)	$2,083,461
Costs and expenses:
Cost of sales, excluding depreciation	—	611,923	1,185,756	(377,194)	1,420,485
Selling, general and administrative expenses	11,771	158,969	197,612	—	368,352
Depreciation and amortization expenses	—	85,431	106,140	—	191,571
Research and development expenses	—	40,994	21,770	—	62,764
Operating income (loss)	(11,771)	(10,027)	69,895	(7,808)	40,289
Other income (expense):
Interest expense	505	97,519	7,811	(102,648)	3,187
Interest expense	(211,718)	(11,766)	(139,628)	102,648	(260,464)
Other income (expense), net	9,720	(69,021)	11,283	60,082	12,064
Gain on exchange of debt	178,732	—	—	—	178,732
Income (loss) before income taxes	(34,532)	6,705	(50,639)	52,274	(26,192)
Income taxes (benefit)	—	(3,020)	19,051	(552)	15,479
Net income (loss)	(34,532)	9,725	(69,690)	52,826	(41,671)
Net (income) loss attributable to noncontrolling interests	—	—	(116)	—	(116)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(34,532)	$9,725	$(69,806)	$52,826	$(41,787)

Condensed Consolidated Statement of Operations for the year ended December 31, 2008:

	Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,072,061	$1,979,113	$(411,920)	$2,639,254
Costs and expenses:
Cost of sales, excluding depreciation	—	775,069	1,470,983	(408,269)	1,837,783
Selling, general and administrative expenses	(15,631)	199,970	283,082	—	467,421
Depreciation and amortization expenses	—	108,769	128,679	—	237,448
Research and development expenses	—	50,519	25,158	—	75,677
Goodwill impairment charge	—	14,571	842,968	—	857,539
Operating income (loss)	15,631	(76,837)	(771,757)	(3,651)	(836,614)
Other income (expense):
Interest income	—	97,527	4,417	(96,262)	5,682
Interest expense	(210,755)	(2,910)	(165,243)	96,262	(282,646)
Other income (expense), net	(799,503)	(845,289)	6,856	1,643,486	5,550
Loss before income taxes	(994,627)	(827,509)	(925,727)	1,639,835	(1,108,028)
Income taxes (benefit)	—	(27,975)	(81,325)	(1,210)	(110,510)
Net loss	(994,627)	(799,534)	(844,402)	1,641,045	(997,518)
Net (income) loss attributable to noncontrolling interests	—	—	461	—	461
Net loss attributable to Momentive Performance Materials Inc.	$(994,627)	$(799,534)	$(843,941)	$1,641,045	$(997,057)

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(133,275)	$218,959	$176,538	$—	$262,222
Cash flows from investing activities:
Capital expenditures	—	(51,163)	(43,674)	—	(94,837)
Purchase of intangible assets	—	(2,347)	(1,440)	—	(3,787)
Net cash used in investing activities	—	(53,510)	(45,114)	—	(98,624)
Cash flows from financing activities:
Debt issuance cost	(17,775)	—	—	—	(17,775)
Dividends paid within MPM Inc., net	96,600	23,541	(120,141)	—	—
Dividends paid to Parent	(1,250)	—	—	—	(1,250)
Net increase in short-term borrowings	—	—	2,114	—	2,114
Proceeds from long-term debt	848,165	—	982	—	849,147
Payments of long-term debt	(767,259)	(100,000)	(22,623)	—	(889,882)
Payments on extinguishment of debt	(54,841)	—	—	—	(54,841)
Net borrowings with affiliates	48,802	(97,424)	48,622	—	—
Net cash provided by (used in) financing activities	152,442	(173,883)	(91,046)	—	(112,487)
Increase (decrease) in cash and cash equivalents	19,167	(8,434)	40,378	—	51,111
Effect of exchange rate changes on cash	(44,879)	—	37,927	—	(6,952)
Cash and cash equivalents, beginning of year	57,077	9,514	143,693	—	210,284
Cash and cash equivalents, end of year	$31,365	$1,080	$221,998	$—	$254,443

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2009:

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(196,546)	$178,609		$44,516	$—	$26,579
Cash flows from investing activities:
Capital expenditures	—	(33,309)		(44,131)	—	(77,440)
Purchase of intangible assets	—	(2,222)		(797)	—	(3,019)
Net cash used in investing activities	—	(35,531)		(44,928)	—	(80,459)
Cash flows from financing activities:
Debt issuance cost	(6,671)	—		—	—	(6,671)
Dividends paid within MPM Inc., net	104,024	(93,410)		(10,614)	—	—
Return on capital (capital contribution)	—	(4,925)		4,925	—	—
Net change in short term debt	—	—		(6,622)	—	(6,622)
Proceeds from long term debt	—	100,000		5,678	—	105,678
Payments of long term debt	—	(150,000)		(8,097)	—	(158,097)
Funds remitted to joint venture	—	—		(4,900)	—	(4,900)
Net borrowings with affiliates	144,149	(185,896)		41,747	—	—
Net cash provided by (used in) financing activities	241,502	(334,231)	—	22,117	—	(70,612)
Increase (decrease) in cash and cash equivalents	44,956	(191,153)		21,705	—	(124,492)
Effect of exchange rate changes on cash	10,227	—		(15,993)	—	(5,766)
Cash and cash equivalents, beginning of period	1,894	200,667		137,981	—	340,542
Cash and cash equivalents, end of period	$57,077	$9,514		$143,693	$—	$210,284

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2008:

	Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(188,973)	$238,061	$27,957	$—	$77,045
Cash flows from investing activities:
Capital expenditures	—	(60,897)	(78,602)	—	(139,499)
Purchase of intangible assets	—	(8,705)	(943)	—	(9,648)
Net cash used in investing activities	—	(69,602)	(79,545)	—	(149,147)
Cash flows from financing activities
Dividends paid within MPM Inc.	190,785	(179,876)	(10,909)	—	—
Capital contribution to affiliates	—	4,261	(4,261)	—	—
Net change in short-term borrowings	—	—	2,324	—	2,324
Payments of long-term debt	—	—	(15,631)	—	(15,631)
Proceeds of long-term debt	—	150,000	38,470	—	188,470
Funds remitted to joint venture	—	—	(4,900)	—	(4,900)
Net borrowings with affiliates	3,798	10,309	(14,107)	—	—
Net cash provided by (used in) financing activities	194,583	(15,306)	(9,014)	—	170,263
Increase (decrease) in cash and cash equivalents	5,610	153,153	(60,602)	—	98,161
Effect of exchange rate changes on cash	(11,767)	—	5,092	—	(6,675)
Cash and cash equivalents, beginning of year	8,051	47,514	193,491	—	249,056
Cash and cash equivalents, end of year	$1,894	$200,667	$137,981	$—	$340,542

(20) Subsequent Events
On February 24, 2011, Momentive Performance Materials Quartz, Inc., a wholly-owned subsidiary (“MPM Quartz”) of the Company, entered into an Extension and Amendment effective as of December 31, 2010 (the “Amendment”) to the Quartz Sand Products Purchase Agreement by and between Unimin Corporation and MPM Quartz. The amendment extends the term of the original supply agreement through December 31, 2011, subject to the early termination provisions therein, and amends provisions regarding pricing and volume purchase requirements, among others.
On February 23, 2011, the Compensation Committee of the Board of Managers of Momentive Holdco approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “Plan”). Under the Plan, Momentive Holdco can award unit options, unit awards, restricted units, restricted deferred units, and other unit-based awards. The restricted deferred units are non-voting units of measurement which are deemed to be equivalent to one common unit of Momentive Holdco. The unit options are options to purchase common units of Momentive Holdco. The awards made pursuant to the Plan will vest based on continued service and the achievement of certain unit prices following certain transactions involving Momentive Holdco. The awards contain restrictions on transferability and other typical terms and conditions. The Company is currently evaluating the impact of these unit-based compensation awards on its Consolidated Financial Statements.
On February 3, 2011, the Company entered into an amendment agreement (Amendment Agreement) to provide for the amendment of its Credit Agreement dated December 3, 2006 to, among other things: (i) extend the maturity of term loans held by consenting lenders to May 5, 2015 and increase the applicable margin with respect to such extended term loans to 3.50% per annum for eurocurrency loans, (ii) allow future mandatory and voluntary prepayments to be directed to non-extended term loans prior to the extended maturity term loans, (iii) subject to the requirement to make such offers on a pro rata basis to all term loan lenders and/or to all lenders holding revolving commitments, as applicable, allow the Company to extend the maturity of term loans and/or revolving commitments, as applicable, and for the Company to otherwise modify the terms of loans or revolving commitments in connection with such an extension and (iv) amend certain other terms therein.
Pursuant to the Amendment Agreement, lenders under the Credit Agreement agreed to extend the maturity of (i) approximately $436 million aggregate principal amount of their dollar term loans (approximately 87% of the total dollar term loans) and (ii) approximately €294 million aggregate principal amount of their euro term loans (approximately 77% of the total euro term loans), for an overall extension of approximately $839.5 million aggregate US dollar equivalent principal amount of term loans (approximately 81.5% of the total term loans). The Amendment Agreement and the extension of the term loans thereunder became effective on February 10, 2011 following the completion of customary closing conditions.
The Company has evaluated subsequent events from the balance sheet date through February 25, 2011, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions (1)		Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$5,160	$(1,730)		$—	$3,430
Year ended December 31, 2009	4,313	847	—	—	5,160
Year ended December 31, 2008	5,880	(1,567)	—	—	4,313

Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2010	$661,622	$11,807		$(21,944)	$651,485
Year ended December 31, 2009	635,773	36,740	—	(10,891)	661,622
Year ended December 31, 2008	365,224	270,601	—	(52)	635,773

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation

INDEX TO EXHIBITS

Exhibit Number	Description
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

3.10	Certificate of Incorporation, as amended, of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

3.2	Amended and Restated By-laws of Momentive Performance Materials Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

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

4.1
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.2
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $300,000,000 10  1/8%/10  7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.3
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.4
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to <€>275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

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

4.9
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.10
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $300,000,000 10  1/8%/10  7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.11
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.12
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to <€>275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.13
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the <€>275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.14
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10  1/8%/10  7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.17
Agreement of registration, appointment and acceptance, effective as of June 8, 2009, by and among Momentive Performance Materials Inc., Wells Fargo Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. (filed as exhibit 4.1 to our Form 8-K, filed on June 12, 2009)

4.18
Indenture, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral trustee (filed as exhibit 4.1 to our Form 8-K, filed on June 15, 2009)

4.19
Collateral Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (filed as exhibit 4.2 to our Form 8-K, filed on June 15, 2009)

4.20
Intercreditor Agreement, dated as of June 15, 2009, by and among JPMorgan Chase Bank, N.A., as first priority representative, Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as second priority representative (filed as exhibit 4.3 to our Form 8-K, filed on June 15, 2009)

4.21
Registration Rights Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., UBS Securities LLC and UBS Limited, as dealer managers (filed as exhibit 4.4 to our Form 8-K, filed on June 15, 2009)

4.22
Indenture, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the note guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, including forms of the 9% Second-Priority Springing Lien Notes due 2021 (U.S. Dollar Denominated) and 91/2% Second-Priority Springing Lien Notes due 2021 (Euro Denominated) (filed as exhibit 4.1 to our Form 8-K, filed on November 12, 2010)

4.23
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto, J.P. Morgan Securities LLC, as representative of the several dollar note purchasers and J.P. Morgan Securities Ltd., as representative of the several euro note purchasers (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

INDEX TO EXHIBITS

Exhibit Number	Description
4.24
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto and Euro VI (BC) S.à r.l. (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

10.1
$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2
Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3
Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Holdings Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4
Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**
Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**
Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**
Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.8**
Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, Momentive Performance Materials (Thailand) Ltd. (formerly known as GE Toshiba Silicones (Thailand) Limited) and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9
Transition Services Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.10
Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

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

INDEX TO EXHIBITS

Exhibit Number	Description

INDEX TO EXHIBITS

Exhibit Number	Description
3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.1
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $765,000,000 9 3/4% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.2
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $300,000,000 10  1/8%/10  7/8% Senior Toggle Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.3
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.4
Indenture by and between Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials Worldwide Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials China SPV Inc., Momentive Performance Materials South America Inc., GE Quartz, Inc., GE Silicones, LLC and Momentive Performance Materials Inc., dated as of December 4, 2006, with respect to <€>275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

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

INDEX TO EXHIBITS

Exhibit Number	Description
4.11
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to $500,000,000 11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.12
Registration Rights Agreement by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc., J.P. Morgan Securities Inc., GE Capital Markets, Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc., Mizuho International plc, RBC Capital Markets Corporation, dated as of December 4, 2006, with respect to <€>275,000,000 9% Senior Notes Due 2014 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.13
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the <€>275,000,000 9% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.14
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.15
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $300,000,000 10  1/8%/10  7/8% Senior Toggle Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.16
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $765,000,000 9 3/4% Senior Notes due 2014 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.17
Agreement of registration, appointment and acceptance, effective as of June 8, 2009, by and among Momentive Performance Materials Inc., Wells Fargo Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. (filed as exhibit 4.1 to our Form 8-K, filed on June 12, 2009)

4.18
Indenture, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral trustee (filed as exhibit 4.1 to our Form 8-K, filed on June 15, 2009)

4.19
Collateral Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (filed as exhibit 4.2 to our Form 8-K, filed on June 15, 2009)

4.20
Intercreditor Agreement, dated as of June 15, 2009, by and among JPMorgan Chase Bank, N.A., as first priority representative, Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as second priority representative (filed as exhibit 4.3 to our Form 8-K, filed on June 15, 2009)

4.21
Registration Rights Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., UBS Securities LLC and UBS Limited, as dealer managers (filed as exhibit 4.4 to our Form 8-K, filed on June 15, 2009)

4.22
Indenture, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the note guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, including forms of the 9% Second-Priority Springing Lien Notes due 2021 (U.S. Dollar Denominated) and 91/2% Second-Priority Springing Lien Notes due 2021 (Euro Denominated) (filed as exhibit 4.1 to our Form 8-K, filed on November 12, 2010)

4.23
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto, J.P. Morgan Securities LLC, as representative of the several dollar note purchasers and J.P. Morgan Securities Ltd., as representative of the several euro note purchasers (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

INDEX TO EXHIBITS

Exhibit Number	Description
4.24
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto and Euro VI (BC) S.à r.l. (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

10.1
$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2
Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3
Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Holdings Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4
Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**
Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**
Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7**
Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.8**
Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, Momentive Performance Materials (Thailand) Ltd. (formerly known as GE Toshiba Silicones (Thailand) Limited) and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9
Transition Services Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.10
Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

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

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.20
Letter Agreement, dated March 17, 2009, between Momentive Performance Materials Inc. and Apollo Management VI, L.P. (filed as exhibit 10.20 to our Form 10-Q for the quarterly period ended March 29, 2009)

10.21
Limited Waiver and Amendment to Credit Agreement, dated as of September 22, 2009 by Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, each Subsidiary Loan Party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as exhibit 10.1 to our Form 8-K, filed on September 24, 2009)

10.22†
Offer Letter Agreement, dated December 22, 2008, between Momentive Performance Materials Inc. and Anthony Colatrella (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 8, 2010)

10.23†
Offer Letter Agreement, dated June 16, 2008, between Momentive Performance Materials Inc. and Mike Modak (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 8, 2010)

10.24†	Form of Management Equity Investment and Incentive Acknowledgement (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 8, 2010)

10.25†	Form of Global Amendment to Nonqualified Stock Option Agreement (filed as the exhibit of the same number to our Annual Report on Form 10-K, filed on March 8, 2010)

10.26†	Separation Agreement, dated September 29, 2010, between Momentive Performance Materials Inc. and Jonathan Rich (filed as Exhibit 99.1 to our Form 8-K filed on September 29, 2010)

10.27†	Separation Agreement, dated September 29, 2010, between Momentive Performance Materials Inc. and Anthony Colatrella (filed as Exhibit 99.2 to our Form 8-K filed on September 29, 2010)

10.28*	Shared Services Agreement, dated October 1, 2010, between Momentive Performance Materials Inc., its subsidiaries and Momentive Specialty Chemicals, Inc.

10.29*	Summary of Terms of Severance Benefits Amendment for Douglas Johns effective October 1, 2010

10.30*	Offer Letter Agreement, dated February 1, 2010, between Momentive Performance Materials Inc. and John Dandolph

10.31.
Amendment Agreement to Credit Agreement dated as of January 31, 2011, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties and agents named therein (filed as Exhibit 10.1 to our Form 8-K/A filed on February 14, 2011)

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