Form 10-Q
period 2011-03-31
Momentive Performance Materials Inc.
filed 2011-05-13
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on May 12, 2011 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	April 3, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$210	$254
Receivables, net (note 4)	425	385
Due from affiliates	8	4
Inventories (note 5)	428	375
Prepaid expenses	12	10
Income tax receivable	3	2
Deferred income taxes (note 7)	12	12
Other current assets	3	1
Total current assets	1,101	1,043
Property and equipment (net of accumulated depreciation and amortization of $744 and $715 at April 3, 2011 and December 31, 2010, respectively)	1,107	1,109
Other long-term assets	92	88
Deferred income taxes (note 7)	43	41
Intangible assets (net of accumulated amortization of $196 and $176 at April 3, 2011 and December 31, 2010, respectively)	590	586
Goodwill	432	425
Total assets	$3,365	$3,292
Liabilities and Deficit
Current liabilities:
Trade payables	$311	$303
Short-term borrowings (note 6)	—	2
Accrued expenses and other liabilities	176	170
Accrued interest	51	25
Due to affiliates	2	2
Accrued income taxes	11	10
Deferred income taxes (note 7)	24	13
Current installments of long-term debt (note 6)	20	25
Total current liabilities	595	550
Long-term debt (note 6)	2,989	2,952
Other liabilities	62	59
Pension liabilities (note 9)	280	272
Deferred income taxes (note 7)	63	63
Total liabilities	3,989	3,896
Commitments and contingencies
Deficit:
Common stock	—	—
Additional paid-in capital	603	603
Accumulated deficit	(1,431)	(1,428)
Accumulated other comprehensive income (note 8)	201	217
Total Momentive Performance Materials Inc.'s deficit	(627)	(608)
Noncontrolling interests (note 8)	3	4
Total deficit	(624)	(604)
Total liabilities and deficit	$3,365	$3,292
See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended
	April 3, 2011	March 28, 2010
Net sales	$660	$605
Costs and expenses:
Cost of sales, excluding depreciation	417	377
Selling, general and administrative expenses	95	101
Depreciation and amortization expenses	50	47
Research and development expenses	20	16
Restructuring and other costs (note 2(c))	5	1
Operating income	73	63
Other income (expense):
Interest expense, net	(64)	(61)
Other income, net	—	—
Income before income taxes	9	2
Income taxes (note 7)	12	5
Net loss	(3)	(3)
Net income attributable to the noncontrolling interest	—	—
Net loss attributable to Momentive Performance Materials Inc.	$(3)	$(3)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended
	April 3, 2011	March 28, 2010
Cash flows from operating activities:
Net loss	$(3)	$(3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50	47
Amortization of debt discount and issuance costs	4	4
Deferred income taxes	9	1
Stock-based compensation expense	—	—
Change in unrealized loss on derivative instruments	—	1
Changes in operating assets and liabilities:
Receivables	(29)	(50)
Inventories	(46)	(14)
Due to/from affiliates	(4)	2
Accrued income taxes	(1)	—
Prepaid expenses and other assets	(10)	—
Trade payables	4	26
Accrued expenses and other liabilities	34	39
Pension liabilities	3	5
Net cash provided by operating activities	11	58
Cash flows from investing activities:
Capital expenditures	(18)	(11)
Purchases of intangible assets	(1)	(1)
Net cash used in investing activities	(19)	(12)
Cash flows from financing activities:
Debt issuance costs	(5)	—
Net decrease in short-term borrowings	(2)	—
Proceeds from long-term debt	37	—
Payments of long-term debt	(55)	(75)
Net cash used in financing activities	(25)	(75)
Decrease in cash and cash equivalents	(33)	(29)
Effect of exchange rate changes on cash	(11)	6
Cash and cash equivalents, beginning of period	254	210
Cash and cash equivalents, end of period	$210	$187

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions)

(1)	Business and Basis of Presentation
Momentive Performance Materials Inc. (the Company or MPM) incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (MPM Holdings and together with its subsidiaries, the MPM Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor) business. The acquisition was completed on December 3, 2006 (the Acquisition). GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE. On October 1, 2010, the newly formed holding companies of MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), merged, with the surviving entity renamed Momentive Performance Materials Holdings LLC. As a result of the merger, Momentive Performance Materials Holdings LLC (Holdings LLC) became the ultimate parent company of Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Holdings LLC is controlled by investment funds affiliated with Apollo Global Management, LLC.
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
The collective bargaining agreements that cover the Willoughby, Ohio, Waterford, New York and Sistersville, West Virginia facilities expired in June 2010, June 2010 and July 2010, respectively. The Company reached agreement on new collective bargaining agreements for each of these facilities with terms extending into 2013. The Company does not have other significant collective bargaining agreements that will expire before the end of December 2011.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the interim periods are not necessarily indicative of results for the full year. The balance sheet data as of December 31, 2010 was derived from audited consolidated financial statements as of December 31, 2010 but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
We evaluated subsequent events through the date of financial statement issuance.

(2)	Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(a)	Consolidation
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of April 3, 2011 and December 31, 2010, and for the fiscal three-month periods ended April 3, 2011 and March 28, 2010. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in the consolidated joint venture affiliates. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b)	Income Taxes
For the fiscal three-month periods ended April 3, 2011 and March 28, 2010, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items such as the gain on exchange of debt). Discrete items are recorded in the period in which they are incurred.
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
For the fiscal three-month periods ended April 3, 2011 and March 28, 2010, the Company recognized restructuring of $2 and $0, respectively, and other costs of $3 and $1, respectively.
The following table sets forth the changes in the restructuring reserve, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets:

	Silicones	Quartz	Total
Balance as of January 1, 2010	$8	$3	$11
Additions	3	—	3
Cash payments	(8)	(3)	(11)
Foreign currency translation adjustments	—	—	—
Balance as of December 31, 2010	3	—	3
Additions	2	—	2
Cash payments	(1)	—	(1)
Foreign currency translation adjustments	—	—	—
Balance as of April 3, 2011	$4	$—	$4

The restructuring costs above are primarily related to the MSC Transaction and are expected to be paid in 2011 and 2012.

(d)	Use of Estimates
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
(Dollar amounts in millions)

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
The Company considered the applicability and impact of all recently issued ASU’s and determined that they were either not applicable or are expected to have minimal impact on the consolidated financial position and results of operations.

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

At April 3, 2011 and December 31, 2010, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swap at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended April 3, 2011 that would reduce the fair value receivable amount owed, if any, to the Company.
At April 3, 2011, the Company estimates that the $1,372 of outstanding springing lien notes had a fair value of approximately $1,416; the $379 of outstanding fixed rate senior subordinated notes had a fair value of approximately $408; the $1,042 of outstanding variable rate term loans had a fair value of approximately $1,025; the $174 of outstanding fixed rate second-lien senior secured notes with a $200 aggregate principal amount had a fair value of approximately $222; and the fair value of the $5 outstanding medium term loan and the $37 outstanding fixed asset loan were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(4)	Receivables, net
Receivables consisted of the following at April 3, 2011 and December 31, 2010:

	April 3, 2011	December 31, 2010
Trade	$380	$339
Other:
VAT	20	23
Advances	18	11
Other	11	15
	429	388
Allowance for doubtful accounts	(4)	(3)
Total receivables, net	$425	$385

(5)     Inventories
Inventories consisted of the following at April 3, 2011 and December 31, 2010:

	April 3, 2011	December 31, 2010
Raw materials and work in process	$141	$125
Finished goods	287	250
Total inventories	$428	$375

(6)	Indebtedness

(a)	Short-Term Borrowings
At April 3, 2011 and December 31, 2010, the Company had short-term borrowings consisting of a loan from a former subsidiary of $0 and $2, respectively.

(b)	Long-Term Debt
As of April 3, 2011, the Company had no outstanding borrowings under the revolving credit facility. The outstanding letters of credit under the revolving credit facility at April 3, 2011 were $45 leaving unused borrowing capacity of $255. Outstanding letters of credit issued under the synthetic letter of credit facility at April 3, 2011 were $32 leaving unused capacity of $2
At April 3, 2011, the Company was in compliance with the covenants of all long-term debt agreements.
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
Pursuant to the Amendment Agreement, lenders under the Credit Agreement agreed to extend the maturity of (i) approximately $437 aggregate principal amount of their dollar term loans (approximately 87% of the total dollar term loans) and (ii) approximately €298 aggregate principal amount of their euro term loans (approximately 78% of the total euro term loans), for an overall extension of approximately $846 aggregate US dollar equivalent principal amount of term loans (approximately 82% of the total term loans). The Amendment Agreement and the extension of the term loans thereunder became effective on February 10, 2011.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

In March 2011, Momentive Performance Materials Nantong Co. Ltd. (MPM Nantong) entered into a fixed asset loan agreement with Agricultural Bank of China (ABOC) providing for a loan of $37, which was funded on March 21, 2011. The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. The proceeds of this loan along with internal funds were used to fully pay the remaining amount outstanding due under MPM Nantong's construction loan with China Construction Bank of $51. Principal repayments on the new fixed asset loan agreement are due and payable in annual installments of $8 (subject to exchange rates) on December 31 of 2011 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly and is based on 101% of the People's Bank of China reference rate. The interest rate on the loan as of April 3, 2011 was 6.52%. MPM Nantong also entered into two working capital loan agreements with ABOC in April and May, 2011 providing for revolving secured loans up to $15 (subject to exchange rates), none of which was outstanding as of April 3, 2011. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually and bear interest based on 105% of the People's Bank of China reference rate for loans with a one-year term.

(7)	Income Taxes

The 2011 tax expense includes unfavorable discrete tax adjustments of $8 pertaining to foreign currency exchange gains in certain jurisdictions that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.

The effective tax rate was 133% and 250% for the fiscal three-month periods ended April 3, 2011 and March 28, 2010, respectively. The change in the effective tax rate was primarily due the maintenance of a full valuation allowance against a substantial amount of the Company's net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which the Company operates.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company's assessment that the net deferred tax assets will likely not be realized.

(8)	Comprehensive (Loss) Income
The balances for each classification of comprehensive (loss) income are as follows:

	Fiscal three-month period ended
	April 3, 2011	March 28, 2010
Net loss	$(3)	$(3)
Foreign currency translation	(15)	15
Other comprehensive income adjustments, net	(1)	—
Comprehensive (loss) income	(19)	12
Net income attributable to the noncontrolling interest	—	—
Foreign currency translation attributable to the noncontrolling interest	—	—
Comprehensive (loss) income attributable to Momentive Performance Materials Inc.	$(19)	$12
The following table details changes in equity (deficit), including changes in equity (deficit) attributable to the Momentive Performance Materials Inc. shareholder and changes in equity attributable to the noncontrolling interests:

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling Interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income
Balance at January 1, 2011	$(604)	$—	$603	$(1,428)	$217	$4
Stock option activity and other	—	—	—	—	—	—
Dividends paid to noncontrolling interest	(1)					(1)
Dividends declared to Parent	—	—	—	—	—	—
Comprehensive income (loss):	—
Net loss	(3)	—	—	(3)	—	—
Foreign currency translation adjustment - net	(15)	—	—	—	(15)	—
Other comprehensive income adjustments - net	(1)	—	—	—	(1)	—
Balance at April 3, 2011	$(624)	$—	$603	$(1,431)	$201	$3

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling Interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income
Balance at January 1, 2010	$(578)	$—	$602	$(1,364)	$180	$4
Stock option activity and other	—	—	—	—	—	—
Comprehensive income (loss):	—
Net loss	(3)	—	—	(3)	—	—
Foreign currency translation adjustment - net	15	—	—	—	15	—
Other comprehensive income adjustments - net	—	—	—	—	—	—
Balance at March 28, 2010	$(566)	$—	602	$(1,367)	$195	$4

(9)	Pension Plans and Other Postretirement Benefits
The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three-month periods ended April 3, 2011 and March 28, 2010:

	Pension		Postretirement
	Fiscal three-month period ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Service cost	$6	$5	$1	$1
Interest cost	2	2	1	1
Amortization of prior service cost (benefit)	—	—	—	—
Expected return on plan assets	(1)	(1)	—	—
Amortization of actuarial gain	—	—	—	—
Other	—	—	—	—
	$7	$6	$2	$2

In 2011, the Company expects to contribute approximately $14 and $3 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $3 to its Domestic plans during the fiscal three-month period ended April 3, 2011.

(10)	Stock Option Plans and Stock-Based Compensation

On February 23, 2011, the Compensation Committee of the Board of Managers of Holdings LLC approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “2011 Equity Plan”). Under the 2011 Equity Plan, Holdings LLC can award unit options, unit awards, restricted units, restricted deferred units, and other unit-based awards. The restricted deferred units are nonvoting units of measurement which are deemed to be equivalent to one common unit of Holdings LLC. The unit options are options to purchase common units of Holdings LLC. The awards contain restrictions on transferability and other typical terms and conditions.

The following is a summary of key terms of the stock-based awards granted to MPM employees under the 2011 Equity Plan on February 23, 2011:

Tranche	Holdings LLC Units Granted	Vesting Terms	Option/Unit Term
Unit Options:			10 years
Tranche A Options	728,648	Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan
Tranche B Options	364,319
Performance-based: Vest upon the earlier of 1) two years from the achievement of the targeted common unit value and a realization event or 2) six months from a change of control event as defined by the 2011 Equity Plan

Tranche C Options	364,319

Performance-based: Vest upon the earlier of 1) one year from the achievement of the targeted common unit value and a realization event or 2) six months from a change in control event as defined by the 2011 Equity Plan

Restricted Deferred Units ("RDUs"):			N/A

Tranche A RDUs	242,877	Time-vest ratably over 4 years; Accelerated vesting six months from a change in control event as defined by the 2011 Equity Plan
Tranche B RDUs	121,440
Performance-based: Vest upon the earlier of 1) two years from the achievement of the targeted common unit value and a realization event or 2) six months from a change of control event as defined by the 2011 Equity Plan

Tranche C RDUs	121,440

Performance-based: Vest upon the earlier of 1) one year from the achievement of the targeted common unit value and a realization event or 2) six months from a change in control event as defined by the 2011 Equity Plan

Unit Options

The Tranche A Options were granted with a grant date fair value of approximately $2. The fair value was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.21% risk free interest rate, a 6.25 year expected life, a 37.4% expected volatility rate and a 0% dividend rate. Compensation cost of less than $1 related to these awards was recognized during the three months ended April 3, 2011.

The Tranche B and Tranche C Options were granted with performance and market conditions with a grant date fair value of approximately $1 and $1, respectively. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and a 0% dividend rate. The expected life is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the three months ended April 3, 2011 because as of April

3, 2011, it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Restricted Deferred Units

The Tranche A RDUs were granted with a grant date fair value of approximately $1. Compensation cost of less than $1 related to these awards was recognized during the three months ended April 3, 2011.

The Tranche B RDUs and Tranche C RDUs were granted with a grant date fair value of approximately $1 and $1, respectively. The fair value of each RDU was estimated at the grant date using the same Monte Carlo valuation method and assumptions. The RDU's have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted average expected life of 21.4 years. Compensation cost has not been recognized for the Tranche B RDUs and Tranche C RDUs during the three months ended April 3, 2011 because as of April 3, 2011, it is not probable the related restricted deferred units will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Although the 2011 Equity Plan is issued by Holdings LLC, the underlying compensation cost represents compensation costs paid for by Holdings LLC on MPM's behalf, as a result of the employees' service to MPM. All compensation cost is recorded over the requisite service period on a graded-vesting basis and is included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended April 3, 2011:
Net sales (a)	$572	$88	$—	$660
Operating income (loss) (b)	51	22	—	73
Depreciation and amortization	43	7	—	50
Interest expense, net	64	—	—	64
Provision for income taxes	10	2	—	12
Capital expenditures	15	3	—	18

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended March 28, 2010:
Net sales (a)	$539	$66	$—	$605
Operating income (loss) (b)	58	13	(8)	63
Depreciation and amortization	40	7	—	47
Interest expense, net	61	—	—	61
Provision for income taxes	2	3	—	5
Capital expenditures	10	1	—	11
____________________

(a)	There were no intersegment sales during the fiscal three-month periods ended April 3, 2011 or March 28, 2010, respectively.

(b)	A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

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

	Fiscal three-month period ended
	April 3, 2011	March 28, 2010
Net sales:
United States	$215	$195
Canada	12	11
Pacific	192	193
Europe	213	185
Mexico and Brazil	28	21
	$660	$605

	April 3, 2011	December 31, 2010
Total long-lived assets:
United States	$592	$599
Canada	18	18
Pacific	812	833
Europe	699	663
Mexico and Brazil	8	7
	$2,129	$2,120

(12)     Guarantor/Non-Guarantor Subsidiary Financial Information
As of April 3, 2011, the Company had outstanding $200 in aggregate principal amount of second-lien senior notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €150 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of April 3, 2011 and December 31, 2010, the Condensed Consolidated Statements of Operations for the fiscal three-month periods ended April 3, 2011 and March 28, 2010 and Condensed Consolidated Statements of Cash Flows for the fiscal three-month periods ended April 3, 2011 and March 28, 2010 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of the Company except the investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are pledged under the senior secured credit facility, and consequently will not be available to satisfy the claims of the Company’s general creditors.

Condensed Consolidated Balance Sheet as of April 3, 2011:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$42	$3	$165	$—	$210
Receivables, net	—	128	297	—	425
Due from affiliates	—	92	28	(112)	8
Inventories	—	212	231	(15)	428
Prepaid expenses	—	9	3	—	12
Income tax receivable	—	—	3	—	3
Deferred income taxes	—	—	9	3	12
Other current assets	—	1	2	—	3
Total current assets	42	445	738	(124)	1,101
Property and equipment, net	—	502	605	—	1,107
Other long-term assets	59	2	31	—	92
Deferred income taxes	—	—	43	—	43
Investment in affiliates	1,494	(86)	—	(1,408)	—
Intercompany borrowing	—	1,029	161	(1,190)	—
Intangible assets, net	—	90	500	—	590
Goodwill	—	—	432	—	432
Total assets	$1,595	$1,982	$2,510	$(2,722)	$3,365
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$101	$210	$—	$311
Short-term borrowings	—	—	—	—	—
Accrued expenses and other liabilities	2	81	93	—	176
Accrued interest	50	—	1	—	51
Due to affiliates	1	29	89	(117)	2
Accrued income taxes	—	—	11	—	11
Deferred income taxes	—	—	24	—	24
Current installments of long-term debt	—	—	20	—	20
Total current liabilities	53	211	448	(117)	595
Long-term debt	1,925	—	1,064	—	2,989
Other liabilities	1	8	53	—	62
Pension liabilities	—	155	125	—	280
Intercompany Borrowings	233	112	841	(1,186)	—
Deferred income taxes	—	1	62	—	63
Total liabilities	2,212	487	2,593	(1,303)	3,989
Equity (deficit):
Additional paid-in capital	603	2,005	567	(2,572)	603
Accumulated deficit	(1,421)	(712)	(872)	1,574	(1,431)
Accumulated other comprehensive income	201	202	219	(421)	201
Total Momentive Performance Materials Inc.’s equity (deficit)	(617)	1,495	(86)	(1,419)	(627)
Noncontrolling interests	—	—	3	—	3
Total equity (deficit)	(617)	1,495	(83)	(1,419)	(624)
Total liabilities and equity (deficit)	$1,595	$1,982	$2,510	$(2,722)	$3,365

Condensed Consolidated Balance Sheet as of December 31, 2010:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31	$1	$222	$—	$254
Receivables, net	—	108	277	—	385
Due from affiliates	2	84	30	(112)	4
Inventories	—	196	194	(15)	375
Prepaid expenses	—	7	3	—	10
Income tax receivable	—	—	2	—	2
Deferred income taxes	—	—	9	3	12
Other current assets	—	1	—	—	1
Total current assets	33	397	737	(124)	1,043
Property and equipment, net	—	507	602	—	1,109
Other long-term assets	60	2	26	—	88
Deferred income taxes	—		41	—	41
Investment in affiliates	1,440	(86)	—	(1,354)	—
Intercompany borrowing	—	997	109	(1,106)	—
Intangible assets, net	—	91	495	—	586
Goodwill	—	—	425	—	425
Total assets	$1,533	$1,908	$2,435	$(2,584)	$3,292
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$86	$217	$—	$303
Short-term borrowings	—	—	2	—	2
Accrued expenses and other liabilities	1	79	90	—	170
Accrued interest	25	—	—	—	25
Due to affiliates		30	84	(112)	2
Accrued income taxes	—	1	9	—	10
Deferred income taxes	—	—	13	—	13
Current installments of long-term debt	—	—	25	—	25
Total current liabilities	26	196	440	(112)	550
Long-term debt	1,910	—	1,042	—	2,952
Other liabilities	—	9	50	—	59
Pension liabilities	—	151	121	—	272
Intercompany Borrowings	195	109	802	(1,106)	—
Deferred income taxes	—	1	62	—	63
Total liabilities	2,131	466	2,517	(1,218)	3,896
Equity (deficit):
Additional paid-in capital	603	2,004	569	(2,573)	603
Accumulated deficit	(1,418)	(779)	(889)	1,658	(1,428)
Accumulated other comprehensive income	217	217	234	(451)	217
Total Momentive Performance Materials Inc.’s equity (deficit)	(598)	1,442	(86)	(1,366)	(608)
Noncontrolling interests	—	—	4	—	4
Total equity (deficit)	(598)	1,442	(82)	(1,366)	(604)
Total liabilities and equity (deficit)	$1,533	$1,908	$2,435	$(2,584)	$3,292

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended April 3, 2011 and March 28, 2010:

	Fiscal three-month period ended April 3, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305	$510	$(155)	$660
Costs and expenses:
Cost of sales, excluding depreciation	—	202	370	(155)	417
Selling, general and administrative expenses	16	45	39	—	100
Depreciation and amortization expenses	—	19	31	—	50
Research and development expenses	—	14	6	—	20
Operating income (loss)	(16)	25	64	—	73
Other income (expense):
Interest income	—	26	2	(28)	—
Interest expense	(54)	(3)	(35)	28	(64)
Other income (expense), net	67	19	(2)	(84)	—
Income (loss) before income taxes	(3)	67	29	(84)	9
Income taxes (benefit)	—	—	12	—	12
Net income (loss)	(3)	67	17	(84)	(3)
Net loss attibutable to noncontrolling interests	—	—	—	—	—
Net income (loss) attibutable to Momentive Performance Materials Inc.	$(3)	$67	$17	$(84)	$(3)

	Fiscal three-month period ended March 28, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$256	$463	$(114)	$605
Costs and expenses:
Cost of sales, excluding depreciation	—	167	322	(112)	377
Selling, general and administrative expenses	(28)	40	90	—	102
Depreciation and amortization expenses	—	20	27	—	47
Research and development expenses	—	11	5	—	16
Operating income (loss)	28	18	19	(2)	63
Other income (expense):
Interest income	—	23	2	(25)	—
Interest expense	(52)	—	(34)	25	(61)
Other income (expense), net	21	(21)	—	—	—
Income (loss) before income taxes	(3)	20	(13)	(2)	2
Income taxes (benefit)	—	—	6	(1)	5
Net income (loss)	(3)	20	(19)	(1)	(3)
Net income attibutable to noncontrolling interests	—	—	—	—	—
Net income (loss) attibutable to Momentive Performance Materials Inc.	$(3)	$20	$(19)	$(1)	$(3)

Condensed Consolidated Statement of Cash Flows for the fiscal three-month period ended April 3, 2011:

	Fiscal three-month period ended April 3, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(37)	$41	$7	$—	$11
Cash flows from investing activities:
Capital expenditures	—	(10)	(8)	—	(18)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(11)	(8)	—	(19)
Cash flows from financing activities:
Debt issuance cost	(5)	—	—	—	(5)
Dividends paid within MPM Inc., net	—	2	(2)	—	—
Net decrease in short-term borrowings	—	—	(2)	—	(2)
Proceeds from long-term debt	—	—	37	—	37
Payments of long-term debt	—	—	(55)	—	(55)
Intercompany borrowing	37	(21)	(16)	—	—
Net financing activities between affiliates	3	(9)	6	—	—
Net cash provided by (used in) financing activities	35	(28)	(32)	—	(25)
Increase (decrease) in cash and cash equivalents	(2)	2	(33)	—	(33)
Effect of exchange rate changes on cash	13	—	(24)	—	(11)
Cash and cash equivalents, beginning of period	31	1	222	—	254
Cash and cash equivalents, end of period	$42	$3	$165	$—	$210

	Fiscal three-month period ended March 28, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$25	$43	$(10)	$—	$58
Cash flows from investing activities:
Capital expenditures	—	(7)	(4)	—	(11)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(8)	(4)	—	(12)
Cash flows from financing activities:
Dividends paid within MPM Inc., net	—	3	(3)	—	—
Payments of long-term debt	—	(75)	—	—	(75)
Net borrowings with affiliates	(25)	31	(6)	—	—
Net cash used in financing activities	(25)	(41)	(9)	—	(75)
Decrease in cash and cash equivalents	—	(6)	(23)	—	(29)
Effect of exchange rate changes on cash	(28)	—	34	—	6
Cash and cash equivalents, beginning of period	57	10	143	—	210
Cash and cash equivalents, end of period	$29	$4	$154	$—	$187

(13) Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through May 13, 2011, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.
Forward-Looking and Cautionary Statements
Certain statements included in this report may constitute forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements other than statements of historical facts are statements that could be forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. These forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our substantial leverage; limitations in operating our business contained in the documents governing our indebtedness, including the restrictive covenants therein; weak or deteriorating global economic conditions; the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events; difficulties with the integration process or realization of benefits in connection with transactions with our affiliate, Momentive Specialty Chemicals Inc., including the shared services agreement; changes in prices and availability of raw materials and key intermediates; rising energy costs, increases in interest rates; fluctuations in currency exchange rates; changes in government regulation or the costs of compliance with such regulation; our reliance on patents, unpatented proprietary know-how and trade secrets; risks of exposure of workers, customers or users of end-products to hazardous materials; and disputes with the unions or works councils to which our employees belong and other factors listed under “Risk Factors” in this Quarterly Report on Form 10-Q. For a more detailed discussion of these and other risk factors, see our Annual Report on Form 10-K for the year ended December 31, 2010, our other filings made with the Securities and Exchange Commission in 2010 and Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Critical Accounting Policies and Significant Estimates
Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our critical accounting policies and our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions.
Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.
We considered the applicability and impact of all recently issued ASU’s and determined that they were either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

Overview and Outlook
Business Overview
Momentive Performance Materials Inc., together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”) is one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz division manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers' products.
We serve more than 9,800 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L'Oreal, BASF, The Home Depot and Lowe's.

Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc. and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc and referred to herein as "MSC"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the "Momentive Combination". In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011, pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The shared services agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC.
We expect that the Momentive Combination, including the shared services agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, technology development and administrative and overhead savings.

Business Strategy
We believe that we have opportunities for growth through the following strategies:

•
Develop and Market New Products. We will continue to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we will continue to create new generations of products and services which will drive revenue and earnings growth.

•
Expand Our Global Reach in Faster Growing Regions. We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing.

•
Increase Shift to High-Margin Specialty Products. We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments, they will continue to be a larger part of our broader portfolio. Consequently, we have witnessed a strong organic improvement in our profitability profile as a whole over the last several years which we believe will continue.

•
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures. As a large manufacturer of performance materials with leadership in the production of silicone, silicone derivatives, quartz and specialty ceramics, we have a significant advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio, and better serve our customers. We believe we may have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy.

•
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of ours and MSC's respective global footprints and technology platforms. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure.

•
Generate free cash flow and deleverage. We expect to generate strong free cash flow due to our size, cost structure, and reasonable ongoing capital expenditure requirements. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no significant near-term maturities and strong liquidity position.
First Quarter 2011 Overview

•	Net sales increased 9% in the first quarter of 2011 as compared to the same period in 2010 primarily due to increases in prices and better specialty mix, as the global economy continued to improve.

•
Combined Adjusted EBITDA, excluding pro forma cost savings, in the first quarter of 2011 was $120 million, up $1 million from the first quarter of 2010, primarily due to increases in prices and better plant volume leverage, partially offset by raw material inflation and the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events as described below. Combined Adjusted EBITDA is a non-GAAP financial measure and is defined and reconciled to Net Income (Loss) later in this section.

•
Although our manufacturing facility in Ohta, Japan suffered no significant damage to key assets or materials from the earthquake and tsunami in Japan and subsequent aftershocks, our operations at this facility during the quarter were impacted by rolling power blackouts and transportation and supply related issues. See “Japan Update” below for additional information regarding the impact of these events on our business.

•	Operational inefficiencies from a temporary plant outage during the quarter also negatively impacted operating income and Combined Adjusted EBITDA each by $3 million.

•
In the first quarter of 2011, we realized approximately $2 million in cost savings as a result of the Shared Services Agreement with MSC. As of April 3, 2011, we have approximately $48 million of in-process cost savings and synergies that we expect to achieve over the next eighteen to twenty-four months in connection with the Shared Services Agreement.

•
In February 2011, we amended our credit agreement governing our senior credit facilities. Under the amendment, we extended the maturity of approximately $846 million aggregate U.S. dollar equivalent principal amount of our U.S. and Euro denominated term loans held by consenting lenders from December 4, 2013 to May 5, 2015 and increased the interest rate on these term loans 125 basis points to LIBOR plus 3.5% and Euro LIBOR plus 3.5%, respectively, among other actions.

Japan Update

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with subsequent aftershocks. These events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan's power and other infrastructure, as well as its economy. We have several facilities in Japan. Only our manufacturing facility in Ohta was impacted. It experienced no significant damage to key assets or materials, however, our operations at this facility have been affected by rolling power blackouts and transportation and supply-related issues. We estimate that our sales, operating income and Combined Adjusted EBITDA in the first quarter of 2011 were reduced by approximately $20, $9 and $9 million, respectively, as a result of the earthquake and related events. Normal plant operations at our Ohta facility were restored in early May. To the extent that raw material supplies are still affected in the region, we believe we will be able to obtain alternative sources of supply, leverage our manufacturing assets in other parts of the world or implement other measures to help mitigate the impact on our business. Uncertainty in Japan continues with respect to the local demand and raw material supply, availability of power, the damage caused by nuclear power plants, and the impact to other infrastructure. Although we have limited visibility, we currently believe the effects of the earthquake and related events in Japan will have a similar, but not material, impact on our second quarter 2011 results, provided conditions do not worsen. We maintain property and business interruption insurance coverage on our Japanese operations and will seek to obtain recovery for our losses subject to certain limitations and deductibles under these policies. See Part II, Item 1A, “Risk Factors-Natural or other disasters have, and could in the future disrupt our business and result in loss of revenue or higher expenses.”

Business Outlook
Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity and semiconductor capital equipment investment. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance. We anticipate moderate increases in industrial production and durable goods, which will positively impact our silicones business during 2011. We anticipate U.S. housing starts to remain relatively flat in 2011 compared to 2010 as the U.S. housing market continues a gradual, multi-year recovery. Additionally, we expect continued growth in the semiconductor capital equipment sector, which will positively impact our quartz business.

Overall, the aforementioned factors should continue to lead to volume increases throughout 2011 as compared to 2010, although uncertainty exists regarding the impact of the earthquake in Japan and related events on our business as described above. Certain industries, however, appear to be recovering more rapidly than others and thus, some of our product lines may grow faster than others in 2011.

We expect long-term raw material cost volatility to continue because of price movements of key feedstocks and increasing global demand. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. Although we expect to benefit from increasing volumes in 2011 as a result of modest improvements in global economic conditions, our costs for raw materials will likely be higher based on current market prices and negotiated supply agreements. We believe the pricing actions will compensate for the increase in raw materials and energy costs.

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended April 3, 2011 and March 28, 2010:
Fiscal three-month period ended April 3, 2011 compared to fiscal three-month period ended March 28, 2010 (Unaudited)

	For fiscal three-month period ended
	April 3, 2011		March 28, 2010
Net sales	$660	100%	$605	100%
Costs and expenses:
Cost of sales, excluding depreciation	417	63%	377	62%
Selling, general and administrative expenses	145	22%	148	25%
Research and development expenses	20	3%	16	3%
Restructuring and other costs	5	1%	1	—%
Operating income	73	11%	63	10%
Other income (expense)
Interest expense, net	(64)	(10)%	(61)	(10)%
Other income, net	—	—	—	—%
Income before income taxes	9	1%	2	—%
Income taxes	12	2%	5	1%
Net loss	$(3)	(1)%	$(3)	(1)%
Net income attributable to the noncontrolling interest	—	—	—	—%
Net loss attributable to Momentive Performance Materials Inc.	$(3)	(1)%	$(3)	(1)%
Net Sales by Segment
Silicones	$572	87%	$539	89%
Quartz	88	13%	66	11%
Total	$660	100%	$605	100%

Net Sales. Net sales in the fiscal three-month period ended April 3, 2011 were $660 million, compared to $605 million for the prior period in 2010, an increase of 9%. The increase was primarily due to an increase in selling prices of 5% and sales volume of 4%.
Net sales for our Silicones segment in the fiscal three-month period ended April 3, 2011 were $572 million, compared to $539 million for the comparable prior period in 2010, an increase of 6%. The increase was primarily due to an increase in prices of 5% and sales volume of 1%. A decline in sales volume of approximately 4% due to the earthquake in Japan and related events was offset by the favorable impact of additional days in our fiscal calendar of approximately 6%. Sales for our

Silicones segment were positively impacted on a year-over-year basis by stronger demand in the electronics, automotive, agriculture, and industrial sectors. Compared to the fourth quarter of 2010, net sales for our Silicones segment decreased by 2% primarily due to decreases in volume and the earthquake in Japan and related events, partially offset by higher selling prices and favorable fluctuations in foreign exchange rates. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.
Net sales for our Quartz segment in the fiscal three-month period ended April 3, 2011 were $88 million, compared to $66 million for the prior period in 2010, an increase of 33%. The increase was primarily due to an increase in volume of 27% and prices of 6%. Volume benefited from strong overall demand on a year-over-year basis for semiconductor related products. Compared to the fourth quarter of 2010, net sales for our Quartz segment grew 4% primarily due to improved semiconductor demand. We expect semiconductor related product sales to remain strong during 2011.
Cost of Sales, excluding depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended April 3, 2011 was $417 million, compared to $377 million for the comparable prior period in 2010, an increase of 11%. The increase was primarily due to higher sales volume of 4%, inflation in raw material costs of 9%, and fluctuations in exchange rates partially offset by higher cost leverage, and deflation in energy related costs.
Cost of sales, excluding depreciation, for our Silicones segment was $371, compared to $341 million for the prior period in 2010, an increase of 9%. The increase was primarily due to higher sales volume of 1%, inflation in raw material costs of 10%, and fluctuations in exchange rates, partially offset by favorable cost leverage.
Cost of sales, excluding depreciation, for our Quartz segment was $46 million, compared to $36 million for the prior period in 2010, an increase of 28%. The increase was primarily due to higher sales volume of 27%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended April 3, 2011 were $145 million, compared to $148 million for the prior period in 2010, a decrease of 2%. The decrease was primarily due to fluctuations in exchange rates and savings realized in connection with the shared services agreement with MSC, partially offset by additional days in our fiscal calendar and increase in depreciation and amortization.
Research and Development Expenses. Research and development expenses in the fiscal three-month period ended April 3, 2011 were $20 million, compared to $16 million for the prior period in 2010, an increase of 25%. The increase was primarily related to the timing of new projects and additional days in our fiscal calendar.
Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended April 3, 2011 were $5 million, compared to $1 million for the prior period in 2010. For the fiscal three-month period ended April 3, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $2 million and other costs (primarily one-time payments for services and integration costs) of $3 million. For the fiscal three-month period ended March 28, 2010, these costs were comprised of other costs (primarily one-time payments for services) of $1 million. See Note 2(c) to the condensed consolidated financial statements for additional information.
Interest Expense, net. Interest expense, net in the fiscal three-month period ended April 3, 2011 was $64 million, compared to $61 million for the prior period in 2010, an increase of 5%. The increase was primarily due to higher applicable margins on our term loan extension and additional days in our fiscal calendar.
Income taxes. The 2011 tax expense includes unfavorable discrete tax adjustments of $8 pertaining to foreign currency exchange gains in certain jurisdictions that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
The effective tax rate was 133% and 250% for the fiscal three-month periods ended April 3, 2011 and March 28, 2010, respectively. The change in the effective tax rate was primarily due the maintenance of a full valuation allowance against a substantial amount of the our net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
Net loss attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. in each of the fiscal three-month periods ended April 3, 2011 and March 28, 2010 was $3 million.

Liquidity and Capital Resources

	Fiscal three-month period ended
	April 3, 2011	March 28, 2010
	(dollars in millions)
Cash provided by operating activities	$11	$58
Cash used in investing activities	(19)	(12)
Cash used in financing activities	(25)	(75)
Decrease in cash and cash equivalents, before effect of exchange rate changes on cash	$(33)	$(29)
Operating activities. Cash provided by operating activities was $11 million in the fiscal three-month period ended April 3, 2011, compared to $58 million in the fiscal three-month period ended March 28, 2010. Cash provided by operating activities in the fiscal three-month period ended April 3, 2011 was primarily due to operating income and an increase in accrued expenses and other liabilities, partially offset by increases in accounts receivables (due to higher sales volume and the timing of these sales) and higher inventory levels. Cash provided in operating activities in the fiscal three-month period ended March 28, 2010 was primarily due to increases in operating income, accounts payable and accrued expenses primarily due to higher material purchases related to economic recovery, partially offset by increases in accounts receivables (due to timing of sales) and higher inventory levels to support continued economic growth.
Investing activities. Cash used in investing activities was $19 million in the fiscal three-month period ended April 3, 2011, compared to $12 million in the fiscal three-month period ended March 28, 2010. Cash used in investing activities in the fiscal three-month period ended April 3, 2011 primarily consisted of ongoing expenditures for environmental, health and safety compliance and maintenance projects. During the fiscal three-month period ended March 28, 2010, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and consequently reduced capital spending to maintain minimum maintenance levels.
Financing activities. Cash used in financing activities was $25 million in the fiscal three-month period ended April 3, 2011, compared to cash used in financing activities of $75 million in the fiscal three-month period ended March 28, 2010. Cash used in financing activities in the fiscal three-month period ended April 3, 2011 primarily consisted of principal payments of $51 million and additional borrowings of $37 million by a subsidiary in China, as well as $5 million of debt issuance costs associated with the amendment of our credit agreement in February 2011. Cash provided by financing activities in the fiscal three-month period ended March 28, 2010 consisted of principal payments of $75 million under our revolving credit facility.
For 2011, we expect the following significant cash outflows: interest payments on our Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $155 million in total (with a first quarter payment of approximately $24 million, pro-rated for the issue dates of the Second-Priority Springing Notes in November 2010, a third quarter payment of approximately $62 million and second quarter and fourth quarter payments of approximately $34 million)); principal (due quarterly) and interest payments (due monthly) on our variable rate term loans under our senior secured credit facilities of approximately $11 million and $39 million, (depending on interest rate and foreign exchange fluctuations), respectively, principal (due annually) and interest payments (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange fluctuations), respectively, global pension fund contributions of approximately $17 million and income tax payments estimated at $15 million. Capital spending in 2011 is expected to be between $120 million and $130 million. We expect to fund these significant outflows with cash on-hand and cash generated from operations.

Liquidity
We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our senior secured credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service obligations.
We had $3,009 million of indebtedness (including short-term borrowings) at April 3, 2011. Accordingly, we have significant debt service obligations. In addition, at April 3, 2011, we had $465 million in liquidity, including $210 million of unrestricted cash and cash equivalents, and $255 million of borrowings available under our revolving credit facility. Our net working capital (defined as receivables and inventories less trade payables) at April 3, 2011 was $542 million.
Our senior secured credit facilities at April 3, 2011 consist of two variable-rate term loans in an aggregate principal amount of approximately $1,042 million, a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million, and a $34 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH. The term loans, one of which is denominated in Euros, and our synthetic letter of credit facility are extended to Momentive Performance Materials GmbH.
There were no borrowings outstanding under the revolving credit facility as of April 3, 2011. The outstanding letters of credit under the revolving credit facility at April 3, 2011 were $45 million, leaving unused borrowing capacity of $255 million. Outstanding letters of credit issued under the synthetic letter of credit facility at April 3, 2011 were $32 million, leaving unused capacity of $2 million.
Principal repayments on our term loans are due and payable in quarterly installments of approximately $3 million (depending on exchange rates), representing 0.25% of the original principal amounts, on the last day of each calendar quarter. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced to 25% or 0% depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement ; (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). Although we had excess cash flow under the terms of our credit agreement in 2010, we were not required to prepay any of the term loans under subsection (1) above because the ratio of our net first-lien secured indebtedness to Adjusted EBITDA was below the required threshold. We did not have excess cash flow under the terms of the credit agreement in calendar years 2008 and 2009.
The current revolving credit facility is available until December 3, 2012. In late 2010, however, we obtained commitments from our revolving facility lenders and certain other financial institutions to provide a new and/or extended revolving credit facility for the full $300 million under our existing revolving credit facility. The commitments are subject to customary conditions and will take effect on or no more than five business days prior to December 3, 2012, in the case of a new lender, and the earlier of such date or the effective date of amendment to our senior secured credit facility that extends the revolver maturity date, in the case of an existing lender. The commitments for the new revolving facility will mature on December 3, 2014 (the "extended revolver maturity date"). In the event more than $500 million of our term loans mature prior to 91 days after the extended revolver maturity date, the revolver loans outstanding under the new revolving facility must be repaid in full at least 91 days prior to such maturity date of such term loans and the revolver loans may not be drawn thereunder until such term loans are repaid and/or their maturity date extended to a date not earlier than 91 days after the extended revolver maturity date. The synthetic letter of credit facility amortizes at a rate of $350,000 per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013.
As of April 3, 2011, we had outstanding $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the "Dollar Fixed-Rate Notes"), €150 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the "Euro Fixed-Rate Notes" and together with the Dollar Fixed-Rate Notes, the "Second-Priority Springing Lien Notes"), $200 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second-Priority Springing Lien Notes, Second Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
The Second-Priority Springing Lien Notes are guaranteed on a senior unsecured (or, following the occurrence of certain events, a second-priority secured) basis by our existing domestic subsidiaries that are our guarantors under our senior secured credit facilities and each of our domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Second-Priority Springing Lien Notes. The portion of the Second-Priority Springing Lien Notes which represent Dollar Fixed-Rate Notes and Euro Fixed Rate Notes bear interest at a rate per annum of 9% and 9 1/2%, respectively, payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2011.
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
Our senior secured credit facilities contain various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit facility (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. In addition, our senior secured credit facilities and notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to exceptions.
In March 2011, Momentive Performance Materials Nantong Co. Ltd. ("MPM Nantong") entered into a fixed asset loan agreement with Agricultural Bank of China ("ABOC") providing for a loan of $37 million, which was funded on March 21, 2011. The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. The proceeds of this loan along with internal funds were used to fully pay the remaining amount outstanding due under MPM Nantong's construction loan with China Construction Bank of $51 million. Principal repayments on the new fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2011 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly and is based on 101% of the People's Bank of China reference rate. The interest rate on the loan as of April 3, 2011 was 6.52%. MPM Nantong also entered into two working capital loan agreements with ABOC in April and May, 2011 providing for revolving secured loans up to $15 million (subject to exchange rates), none of which was outstanding as of April 3, 2011. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually and bear interest based on 105% of the People's Bank of China reference rate for loans with a one-year term.
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
Potential Debt Repurchases and Other Transactions
From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates, including Apollo, may seek to acquire (and have acquired) notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.

Contractual Obligations
Information related to our contractual obligations at December 31, 2010 can be found in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. There have been no material changes in our contractual obligations to our previous disclosures made on this matter.
Effect of Inflation
Inflation in certain commodities such as silicon metal, methanol and platinum have negatively impacted our operating results during the fiscal three-month period ended April 3, 2011 compared to the three-month period ended March 28, 2010 but the overall effect on our operating results has been offset by an increase in sales price, sales volumes and favorable mix. We cannot assure investors that we will not continue to be affected by inflation in the future. While we have been able to partially or completely offset inflation by increasing selling prices and implementing cost reduction actions in the past, we cannot assure investors that we will be able to do so in the future.

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
In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. In addition, our ability to incur indebtedness or make investments is restricted under the indentures governing our notes unless we have an Adjusted EBITDA to fixed charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.00 to 1.00. “Fixed charges” are defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of April 3, 2011, we were able to satisfy this test and incur additional indebtedness under the indentures. The restrictions on our ability to incur indebtedness or make investments under the indentures are also subject to other significant exceptions. On April 3, 2011, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facilities and the covenants under the indentures governing the notes.

Financial Measures that Supplement GAAP
EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for non-recurring items and other adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facility may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, as included in the calculation of Adjusted EBITDA below, the measure allows us to add estimated cost savings and operating synergies related to operational changes ranging from restructuring to acquisitions to dispositions as if such event occurred on the first day of the four consecutive fiscal quarter period ended on or before the occurrence of such event and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred. Adjusted EBITDA excludes the EBITDA of our subsidiary that is designated as an Unrestricted Subsidiary under our debt documents. We define Combined Adjusted EBITDA as Adjusted EBITDA modified to include the EBITDA of our subsidiary that is designated as an Unrestricted Subsidiary under our debt documents. Combined Adjusted EBITDA is an important performance measure used by our senior management and the board of directors to evaluate operating results and allocate capital resources.
EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA, Adjusted EBITDA or Combined Adjusted EBITDA, which are non-GAAP financial measures, as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.
The following table reconciles net income (loss) attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the periods presented:

		Fiscal three-month period ended		Last twelve months ended
		April 3, 2011†	March 28, 2010††	April 3, 2011†
		(dollars in millions)		(dollars in millions)
Net income (loss) attributable to Momentive Performance Materials Inc.		$(3)	$(3)	$(63)
Loss on extinguishment and exchange of debt		—	—	78
Interest expense, net		64	61	253
Income taxes		12	5	3
Depreciation and amortization		50	47	200
EBITDA		123	110	471
Noncontrolling interest	(a)	—	—	1
Restructuring and non-recurring	(b)	5	1	27
Non cash and purchase accounting effects	(c)	(9)	7	(9)
Exclusion of unrestricted subsidiary results	(d)	(7)	(2)	(24)
Management fee and other	(e)	1	1	4
Pro forma savings from shared services agreement	(f)	11	13	48
Adjusted EBITDA		$124	$130	$518
Inclusion of unrestricted subsidiary results		7	2	24
Combined Adjusted EBITDA		$131	$132	$542
Combined Adjusted EBITDA excluding pro forma
savings from the shared services agreement		$120	$119	$494

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$843
Senior Secured Leverage Ratio for the twelve-month period ended April 3, 2011		1.63

† The earthquake and tsunami on March 11, 2011 and related events reduced first quarter 2011 results.  The calculation of EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA does not include a $9 million add-back for these events.

†† 2010 1st quarter results correspond to the totals reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which include the pro-forma effects of certain estimated cost saving initiatives reported in subsequent periods of 2010.
____________________

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.

(b)	Relates primarily to restructuring and non-recurring costs.

(c)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses, and (iv) reserve changes and impairment charges. For the fiscal three-month period ended April 3, 2011, non-cash items include: (i) unrealized foreign currency exchange gain of $9 million. For the fiscal three-month period ended March 28, 2010, non-cash items include: (i) unrealized foreign currency exchange loss of $6 million, and (ii) unrealized loss on natural gas hedges of $1 million.

(d)	Reflects the exclusion of the EBITDA of our subsidiary that is designated as an Unrestricted Subsidiary under our debt documents.

(e)	Management Fees and Other include management and other fees to Apollo and affiliates.

(f)	Represents estimated cost savings, on a pro forma basis, from the Shared Services Agreement with MSC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2010 was provided in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to such disclosure.

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
There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.
There have been no material changes to our previous disclosures on this matter.

Item 1A.	Risk Factors.
Our amended and restated risk factors are set forth below. These factors may or may not occur, and we cannot express a view on the likelihood that any of these may occur. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.
Risks Related to Our Business
If global economic conditions weaken again, it will negatively impact our business, results of operations and financial condition.
Global economic and financial market conditions, including severe market disruptions in late 2008 and 2009 and the potential for a significant and prolonged global economic downturn, have impacted or could impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer segments, such as automotive, building, construction and electronics, compared to prior years;

•
payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations. This situation could cause customers to terminate existing purchase orders and reduce the volume of products they purchase from us and further impact our customers ability to pay our receivables, requiring us to assume additional credit risk related to these receivables or limit our ability to collect receivables from that customer;

•	insolvency of suppliers or the failure of suppliers to meet their commitments resulting in product delays;

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us;

•
potential delays in accessing our senior secured credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated revolving credit facility to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may weaken again. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
Although some of our materials contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and certain contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may be unable to purchase raw materials at market prices. In addition, some of our customer contracts have fixed prices for a certain term, and as a result, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. Future raw material prices may be impacted by new laws or regulations, suppliers' allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.
An inadequate supply of direct or indirect raw materials and intermediate products could have an adverse effect on our business.
Our manufacturing operations require adequate supplies of raw materials and intermediate products on a timely basis. The loss of a key source or a delay in shipments could have an adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things:

•	new or existing laws or regulations;

•	suppliers' allocations to other purchasers;

•	interruptions in production by suppliers; and

•	natural disasters.
Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers.
For example, our silicones business is highly dependent upon access to silicon metal, a key raw material, and siloxane, an intermediate product that is derived from silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. In North America, there are only two significant silicon metal suppliers. Two of our competitors have also recently acquired silicon metal manufacturing assets in North America and Europe, respectively, becoming vertically integrated in silicon metal for a portion of their supply requirements and reducing the manufacturing base of certain independent silicon metal producers. In addition, silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the United States Department of Commerce and the International Trade Commission against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. We currently purchase silicon metal under multi-year, one-year or short-term fixed-price contracts and in the spot market.
Our silicones business also relies heavily on siloxane as an intermediate product. We maintain our own manufacturing capacity sufficient to meet the substantial majority of our current siloxane requirements and purchase a portion of our requirements from Asia Silicones Monomer Limited, or ASM, under an existing off-take agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006, the Ministry of Commerce of the People's Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. These duties were terminated in January 2011. In late May 2009, China's Ministry of Commerce also concluded an anti-dumping investigation of siloxane manufacturers in Thailand and South Korea, which resulted in an imposition of a 5.4% duty against our supplier, ASM, in Thailand, a 21.8% duty against other Thailand companies and a 25.1% duty against Korean companies.
Our quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from one supplier, Unimin Corporation. Our long-term agreement with Unimin that spanned from 2005-2010 expired on December 31, 2010. We recently amended this agreement to extend the term through December 31, 2011 and amend certain provisions regarding pricing and volume purchase requirements, among others. We anticipate ultimately negotiating a long-term contract with Unimin.
Should any of our key suppliers fail to deliver these or other raw materials or intermediate products to us or no longer supply us, we may be unable to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products. In addition, we cannot predict whether new regulations or restrictions may be imposed in the future on silicon metal, siloxane or other key materials, which may result in reduced supply or further increases in prices. We cannot assure investors that we will be able to renew our current materials contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of these or other raw materials or intermediate products, the loss of a key source of supply or any delay in the supply could result in a material adverse effect on our business.

Natural or other disasters have, and could in the future disrupt our business and result in loss of revenue or higher expenses.
Any serious disruption at any of our facilities or our suppliers' facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities or our suppliers' facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results.
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers have been impacted by the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukouka, Japan, none of which have been significantly impacted by the earthquake and related events to date. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. We estimate that our sales, operating income and Adjusted EBITDA in the first quarter of 2011 were reduced by approximately $20, $9 and $9 million, respectively, as a result of the earthquake and related events, primarily due to rolling power blackouts and transportation and supply-related issues. Normal plant operations at our Ohta facility were restored in early May but uncertainty in Japan continues with respect to the local demand and raw material supply, availability of power, the damage caused by nuclear power plants, and the impact to other infrastructure. To the extent conditions worsen, including, but not limited to, the resumption of rolling blackouts, restrictions on power usage, further disruptions in the supply chain, increased radiation exposure from damaged nuclear power plants or the expansion of evacuation zones around nuclear power plants, it could materially and adversely affect our operations, operating results and financial condition.
In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material adverse impact on our operations, operating results and financial condition. Our business interruption insurance may not be sufficient to cover all of our losses from a disaster, in which case our unreimbursed losses could be substantial.
Our production facilities are subject to significant operating hazards which could cause environmental contamination, personal injury and loss of life, and severe damage to, or destruction of, property and equipment.
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally a number of our operations, are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage, or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities, could have a material adverse effect on us.
We may incur losses beyond the limits or coverage of our insurance policies for liabilities that are associated with these hazards. In addition, various kinds of insurance for companies in the chemical industry have not been available on commercially acceptable terms, or, in some cases, have been unavailable altogether. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.
Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. Federal, state, local and non-U.S. national, provincial, and local environmental, health and safety laws and regulations. These environmental laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.
Actual and alleged environmental violations have previously been, and continue to be, identified at our facility in Waterford, New York. We are cooperating with the New York State Department of Environmental Conservation and the U.S. Environmental Protection Agency, or USEPA, and Department of Justice in their respective investigations of that facility's compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility's hazardous waste incinerators. These investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions.
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and is considering expanding the scope of such legislation. The USEPA has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could increase our energy costs, and may also require us to incur capital costs to modify our manufacturing facilities.
Even if we fully comply with environmental laws, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property damages and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
We have been notified that we are or may be responsible for environmental remediation at certain sites in the United States. As the result of former, current or future operations, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Sites sold by us in past years may have significant site closure or remediation costs and our share, if any, may be unknown to us at this time. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, cash flows and profitability.
Future chemical regulatory actions may decrease our profitability.
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.
Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, based upon modeled potential impacts on the aquatic environment, the Canadian government has listed as environmentally toxic octamethylcyclotetrasiloxane, or D4, a chemical substance that we manufacture, and has proposed listing as environmentally toxic decamethylcyclopentasiloxane, or D5, another chemical substance that we manufacture. The Canadian government is developing, and will likely finalize, regulations to limit the discharge of D4 into the aquatic environment. The Canadian Minister of Environment has convened a Board of Review to assess whether D5 warrants listing as environmentally toxic. If the Board concludes that D5 meets the statutory criteria for environmental toxicity, D5 will also be subject to similar regulations. These regulations may include limitations on the import into Canada, or the use in Canada, of certain products containing more than a specified amount of these chemical substances. The European Union is also reviewing these two chemicals, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two chemical substances in the European Union. Finally, the USEPA has stated that they are reviewing the potential risks posed by these two substances to the aquatic environment to determine whether regulatory measures are warranted. Regulation of our products containing such substances by the European Union, Canada and/or the United States would likely reduce our sales within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including siloxanes. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-selection of our products for specific applications. These restrictions, liability, and product de-selection could have an adverse effect on our business, our financial condition and/or liquidity.
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
Because we manufacture and use materials that are known to be hazardous, we are subject to, or affected by, certain product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, international, state and local governmental authorities. In some circumstances, these authorities must approve our products and manufacturing processes and facilities before we may sell some of these chemicals. To obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in compliance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers' efforts to find less hazardous substitutes for our products.

We are subject to ongoing reviews of our products and manufacturing processes.
Products we have made or used could be the focus of legal claims based upon allegations of harm to human health. While we cannot predict the outcome of suits and claims, we believe that we maintain adequate reserves, in accordance with our policy, to address litigation and are adequately insured to cover foreseeable future claims. However, an unfavorable outcome in these litigation matters may cause our profitability, business, financial condition and reputation to decline.
We are subject to claims from our customers and their employees, environmental action groups and neighbors living near our production facilities.
We produce and use hazardous chemicals that require appropriate procedures and care to be used in handling or in using them to manufacture other products. As a result of the hazardous nature of some of the products we produce and use, we may face claims relating to incidents that involve our customers' improper handling, storage and use of our products. These lawsuits could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our financial condition and profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.
As a global business, we are subject to numerous risks associated with our international operations that could have a material adverse effect on our business.
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	exposure to possible expropriation or other government actions;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	unsettled political conditions and possible terrorist attacks against U.S. interests; and

•	natural disasters or other catastrophic events.
Our international operations expose us to different local political and business risks and challenges. For example, we face potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks of local customers and distributors. In addition, some of our operations are located in regions that may be politically unstable, having particular exposure to riots, civil commotion or civil unrests, acts of war (declared or undeclared) or armed hostilities or other national or international calamity. In some of these regions, our status as a United States company also exposes us to increased risk of sabotage, terrorist attacks, interference by civil or military authorities or to greater impact from the national and global military, diplomatic and financial response to any future attacks or other threats.
Some of our operations are located in regions with particular exposure to natural disasters such as storms, floods, fires and earthquakes. It would be difficult or impossible for us to relocate these operations and, as a result, any of the aforementioned occurrences could materially adversely affect our business.
In addition, intellectual property rights may be more difficult to enforce in non-U.S. or non-Western Europe countries.
Our overall success as a global business depends, in part, upon our ability to succeed under different economic, social and political conditions. We may fail to develop and implement policies and strategies that are effective in each location where we do business, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to foreign currency risk.

In 2010, 67% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it records revenues. Given the volatility of exchange rates, we may not manage our currency transaction and/or translation risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations. Since most of our indebtedness is denominated in U.S. dollars, a strengthening of the U.S. dollar could make it more difficult for us to repay our indebtedness.
We have entered and expect to continue to enter into various hedging and other programs in an effort to protect against adverse changes in the non-U.S. exchange markets and attempt to minimize potential adverse effects. These hedging and other programs may be unsuccessful in protecting against these risks. Our results of operations could be materially adversely affected if the U.S. dollar strengthens against non-U.S. currencies and our protective strategies are not successful. Likewise, a strengthening U.S. dollar provides opportunities to source raw materials more cheaply from foreign countries.
Increased energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 8% of our total cost of sales for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
Our operating expenses will increase if our energy prices increase. Increased energy prices may also result in greater raw materials costs. If we cannot pass these costs through to our customers, our profitability may decline. In addition, increased energy costs may also negatively affect our customers and the demand for our products.
We face increased competition from other companies and from substitute products, which could force us to lower our prices, which would adversely affect our profitability and financial condition.
The markets that we operate in are highly competitive, and this competition could harm our results of operations, cash flows and financial condition. Our competitors include major international producers as well as smaller regional competitors. We may be forced to lower our selling price based on our competitors' pricing decisions, which would reduce our profitability. This has been further magnified by the impact of the recent global economic downturn, as companies have focused more on price to retain business and market share. In addition, we face competition from a number of products that are potential substitutes for our products. Growth in substitute products could adversely affect our market share, net sales and profit margins.
There is also a trend in our industries toward relocating manufacturing facilities to lower cost regions, such as Asia, which may permit some of our competitors to lower their costs and improve their competitive position. Furthermore, there has been an increase in new competitors based in these regions.
Some of our competitors are larger, have greater financial resources, have a lower cost structure, and/or have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and in the economy as a whole. If we do not compete successfully, our operating margins, financial condition, cash flows and profitability could be adversely affected. Furthermore, if we do not have adequate capital to invest in technology, including expenditures for research and development, our technology could be rendered uneconomical or obsolete, negatively affecting our ability to remain competitive.
We may be unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the Momentive Combination, which would adversely affect our profitability and financial condition.
We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the shared services agreement may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MSC and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
Our ability to realize the benefits of the Momentive Combination also may be limited by applicable limitations under the terms of our debt instruments. These debt instruments generally require that transactions between us and MSC with a value in excess of a de minimis threshold be entered into on an arm's-length basis. These constraints could result in significantly fewer cost savings and synergies than would occur if these limitations did not exist. Our ability to realize intended savings also may be limited by existing contracts to which we are a party, the need for consents with respect to agreements with third parties, and other logistical difficulties associated with integration.
The shared services agreement between us and MSC expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Moreover, the shared services agreement is also subject to termination by either MSC or MPM, without cause, on not less than thirty days prior written notice subject to a one year transition assistance period. If the shared services agreement is terminated, it could have a negative effect on our business operations, results of operations, and financial condition, as we would need to replace the services that were being provided by MSC, and would lose the benefits we were generating under the agreement at the time.
If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the shared services agreement, it would adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure. To the extent we are permitted to include the pro forma impact of such cost savings initiatives in the calculation of financial covenant ratios under our senior credit agreements, our failure to realize such savings could impact our compliance with such covenants.
Our success depends in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have an adverse effect on our competitive position.
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
Many of our technologies are not covered by any patent or patent application, and our issued and pending U.S. and non-U.S. patents may not provide us with any competitive advantage and could be challenged by third parties. Our inability to secure issuance of our pending patent applications may limit our ability to protect the intellectual property rights these pending patent applications were intended to cover. Our competitors may attempt to design around our patents to avoid liability for infringement and, if successful, our competitors could adversely affect our market share. Furthermore, the expiration of our patents may lead to increased competition.
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
In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have an adverse effect on our business by jeopardizing critical intellectual property.
Where a product formulation or process is kept as a trade secret, third parties may independently develop or invent and patent products or processes identical to our trade-secret products or processes. This could have an adverse impact on our ability to make and sell products or use such processes and could potentially result in costly litigation in which we might not prevail.
We could face intellectual property infringement claims that could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.
Our production processes and products are specialized; however, we could face intellectual property infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to change our processes or products, or stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other products that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.
We depend on certain of our key executives and our ability to attract and retain qualified employees.
Our ability to operate our business and implement our strategies depends, in part, on the efforts of Craig O. Morrison, our chief executive officer, and William H. Carter, our chief financial officer, and other key members of our leadership team. In addition, our success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly research scientists, technical sales professionals and engineers. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

Apollo controls us and our affiliate, MSC, and may have conflicts of interests with our investors or us in the
Apollo controls our ultimate parent company, Momentive Performance Materials Holdings LLC, or Momentive Holdco, which indirectly owns 100% of our common equity. In addition, representatives of Apollo comprise a majority of our directors. As a result, Apollo can control our ability to enter into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.
Our ultimate parent company, Momentive Holdco, is also the ultimate parent company of our affiliate, MSC . Therefore, in addition to controlling our activities through its control of Momentive Holdco, Apollo can also control the activities of MSC through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to, MSC ) will not decide to focus its attention and resources on matters relating to MSC or Momentive Holdco that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on MSC or any new business lines of MSC instead of us, it could adversely affect our ability to expand our existing business or develop new business.
Additionally, Apollo is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, even if Apollo invests in competing businesses through Momentive Holdco, such investments may be made through MSC or a newly-formed subsidiary of Momentive Holdco. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.
So long as Apollo continues to indirectly own a significant amount of the equity of Momentive Holdco, even if such amount is less than 50%, they will continue to be able to substantially influence or effectively control our ability to enter into any corporate transactions.
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
Certain members of our senior management team, including Mr. Morrison, our chief executive officer, and Mr. Carter, our chief financial officer, and other individuals who provide services to our business, are employed by our affiliate, MSC. Certain of our employees, who provide substantial services to our business, also provide services to MSC. The services of such individuals are provided by us to MSC, or by MSC to us, pursuant to a amended and restated shared services agreement that we recently entered into with MSC . Any or all of these individuals may be required to focus their time and energies on matters relating to MSC that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. Mr. Morrison and Mr. Carter and certain other key personnel became members of our management team in early October 2010. We cannot assure you that the transition to new members of our management team, the transition of other employees to their additional roles with MSC or us, or the implementation of the shared services arrangement with MSC, will not be disruptive to our business.
If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise, or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
As of December 31, 2010, 50%of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees' terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management's attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Waterford, New York; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in the summer of 2013. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to specific grievances that are now concluded<>. <>In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board, or NLRB, arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
Our pension plans are unfunded or under-funded, and our required cash contributions could be higher than we expect, having an adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our non-U.S. defined benefit pension plans were under-funded in the aggregate by $113 million as of December 31, 2010. Our U.S. defined benefit pension plans were under-funded in the aggregate by $57 million as of December 31, 2010.
We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have an adverse effect on our financial condition and liquidity.
In 2011, we expect to contribute approximately $14 million and $3 million to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse affect on our business.
Any decrease in interest rates and asset returns, if and to the extent not offset by contributions, could increase our obligations under these plans. If the performance of assets in the funded plans does not meet our expectations, our cash contributions for these plans could be higher than we expect, which could have an adverse effect on our financial condition and liquidity.
Acquisitions and joint ventures that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance. Divestitures that we pursue also may present unforeseen obstacles and costs and alter the synergies we expect to achieve from the Momentive Combination.

We have made acquisitions of related businesses, and entered into joint ventures in the past and intend to selectively pursue acquisitions of, and joint ventures with, related businesses as one element of our growth strategy. Acquisitions may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures. If such acquisitions are consummated, the risk factors we describe below, and for our business generally, may be intensified.
Our ability to implement our growth strategy is limited by covenants in our senior secured credit facilities, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions or joint ventures. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition and joint venture strategy include:

•	potential disruptions of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations
In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. For example, if we were to acquire an international business, the preparation of the U.S. GAAP financial statements could require significant management resources. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.
In addition we may pursue divestitures of certain of our businesses as one element of our portfolio optimization strategy. Divestitures may require us to separate integrated assets and personnel from our retained businesses and devote our resources to transitioning assets and services to purchasers, resulting in disruptions to our ongoing business and distraction of management. Divestitures may alter synergies we expect to achieve from the Momentive Combination.

Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.
Historically, we have marketed our products and services using the GE brand name and monogram, and we believe the association with GE has provided us with preferred status among our customers and employees due to GE's globally recognized brands and perceived high quality products and services. GE and Holdings are parties to a trademark license agreement that granted us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights will extend for an initial term of seven years that commenced on December 3, 2006, with a one-time option that allows us to renew the license for an additional five-year period, subject to certain terms and conditions, including the payment of royalties. We also retained the right to use numerous product specifications that contain the letters GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we will not be able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2010, we had $2,979 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In 2011, after giving effect to our recent amendment to our credit agreement and based on our consolidated indebtedness outstanding at December 31, 2010 our annualized cash interest expense is projected to be approximately $235 million based on interest rates at December 31, 2010, of which $192 million represents cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or issue additional equity securities. We may be unable to refinance any of our indebtedness, sell assets or issue equity securities on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligations. Our inability to generate sufficient cash flow to satisfy our outstanding debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
Our substantial indebtedness exposes us to significant interest expense increases if interest rates increase.
$1,067 million, or approximately 36% of our borrowings as of December 31, 2010, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2010 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our 2011 annual estimated debt-service requirements by approximately $11 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial consolidated indebtedness could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us;

•	it may limit our ability to borrow additional funds or dispose of assets; and

•	it may limit our ability to fully achieve possible cost savings from the Momentive Combination.
There would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.
Despite our substantial indebtedness, we may still be able to incur significant additional indebtedness. This could intensify the risks described above.
We may be able to incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. Increasing our indebtedness could intensify the risks described above.
The terms governing our outstanding debt, including restrictive covenants, may adversely affect our operations.
The terms governing our outstanding debt contain, and any future indebtedness we incur would likely contain, numerous restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:

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
In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities , require us to maintain a specified leverage ratio. At December 31, 2010, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
A failure to comply with the covenants contained in our senior secured credit facilities, the indentures governing notes issued or guaranteed by our subsidiaries or their other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
In particular, a breach of a leverage ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the terms of our credit agreement, our direct parent company has the right but not the obligation to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a leverage ratio covenant is not cured or waived, or if any other event of default under a senior secured credit facility occurs, the lenders under such credit agreement:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under such revolving credit facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

•
could elect to declare all borrowings outstanding under the term loan facility, together with accrued and unpaid interest and fees, due and payable and, could demand cash collateral for all letters of credit issued under the synthetic letter of credit facility (provided that, if triggered by a breach of the leverage ratio covenant, certain other conditions are met);

•	could require us to apply all of our available cash to repay these borrowings; and/or

•	could prevent us from making payments on our notes;
any or all of which could result in an event of default under our notes.
If the indebtedness under our senior secured credit facilities or our existing notes were to be accelerated after an event of default, our respective assets may be insufficient to repay such indebtedness in full and our lenders could foreclose on the assets pledged under the applicable facility. Under these circumstances, a refinancing or additional financing may not be obtainable on acceptable terms, or at all, and we may be forced to explore a restructuring.
In addition the terms governing our indebtedness limit our ability to sell assets and also restrict the use of proceeds from that sale, including restrictions on transfers from us to MSC/MPM and vice versa. We may be unable to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Furthermore, a substantial portion of our assets are, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our consolidated debt obligations in the event of an acceleration of any of our consolidated indebtedness.
We may be unable to generate sufficient cash flow from operations to pay dividends or distributions to our direct parent company in amounts sufficient for it to pay its debt.
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of December 31, 2010, the aggregate principal amount outstanding of MPM Holdings' PIK notes due 2017 was $619 million. These notes accrue interest in-kind until maturity.
We and our subsidiaries may not generate sufficient cash flow from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company's debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other indebtedness.
Repayment of our debt, including required principal and interest payments, depends on cash flow generated by our subsidiaries, which may be subject to limitations beyond our control.
Our subsidiaries own a significant portion of our consolidated assets and conduct a significant portion of our consolidated operations. Repayment of our indebtedness depends, to a significant extent, on the generation of cash flow and the ability of our subsidiaries to make cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments on our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from subsidiaries. While there are limitations on the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make intercompany payments, these limitations are subject to certain qualifications and exceptions. In the event that we are unable to receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.

Standard & Poor's Ratings Services and Moody's Investors Service maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our or their access to, and negatively impact the terms of, current or future financings and trade credit extended by our or their suppliers of raw materials or other vendors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

10.7**
Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as Exhibit 10.7 to our Form S-4/A filed on May 11, 2011)

10.32**
Extension and Amendment to Quartz Sand Products Purchase Agreement,effective as of December 31, 2010, between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (filed as Exhibit 10.37 to our Form S-4/A filed on May 11, 2011)

10.33†	Momentive Performance Materials Holdings LLC 2011 Equity Plan (filed as Exhibit 10.32 to our Form S-4 filed on March 18, 2011)

10.34†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.33 to our Form S-4 filed on March 18, 2011)

10.35†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.34 to our Form S-4 filed on March 18, 2011)

10.36†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.35 to our Form S-4 filed on March 18, 2011)

10.37†
Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders (filed as Exhibit 10.36 to our Form S-4 filed on March 18, 2011)

10.38
Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries, and Momentive Specialty Chemicals Inc. (filed as Exhibit 10.1 to our Form 8-K filed on March 17, 2011)

10.39
Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. (filed as Exhibit 10.2 to our Form 8-K filed on March 17, 2011)

10.40†*	Momentive Performance Materials Holdings LLC 2011 Incentive Compensation Plan

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer
____________________
†    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith
**    Certain portions of this exhibit have been omitted pursuant to an order from the SEC granting confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 13, 2011

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON	Chief Executive Officer, President and Director (Principal Executive Officer)	May 13, 2011
Craig O. Morrison

/s/ WILLIAM H. CARTER	Chief Financial Officer (Principal Financial Officer)	May 13, 2011
William H. Carter

/s/ BILLIE JO CUTHBERT	Controller (Principal Accounting Officer)	May 13, 2011
Billie Jo Cuthbert