Form 10-Q
period 2011-07-03
Momentive Performance Materials Inc.
filed 2011-08-16
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on August 15, 2011 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	July 3, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$279	$254
Receivables, net (note 4)	443	385
Due from affiliates	4	4
Inventories (note 5)	423	375
Prepaid expenses	14	10
Income tax receivable	3	2
Deferred income taxes (note 7)	12	12
Other current assets	2	1
Total current assets	1,180	1,043
Property and equipment (net of accumulated depreciation and amortization of $785 and $715 at July 3, 2011 and December 31, 2010, respectively)	1,108	1,109
Other long-term assets	88	88
Deferred income taxes (note 7)	45	41
Intangible assets (net of accumulated amortization of $205 and $176 at July 3, 2011 and December 31, 2010, respectively)	592	586
Goodwill	440	425
Total assets	$3,453	$3,292
Liabilities and Deficit
Current liabilities:
Trade payables	$339	$303
Short-term borrowings (note 6)	—	2
Accrued expenses and other liabilities	169	170
Accrued interest	65	25
Due to affiliates	5	2
Accrued income taxes	14	10
Deferred income taxes (note 7)	29	13
Current installments of long-term debt (note 6)	35	25
Total current liabilities	656	550
Long-term debt (note 6)	3,011	2,952
Other liabilities	53	59
Pension liabilities (note 10)	289	272
Deferred income taxes (note 7)	68	63
Total liabilities	4,077	3,896
Commitments and contingencies (note 9)
Deficit:
Common stock	—	—
Additional paid-in capital	604	603
Accumulated deficit	(1,442)	(1,428)
Accumulated other comprehensive income (note 8)	214	217
Total Momentive Performance Materials Inc.'s deficit	(624)	(608)
Noncontrolling interests (note 8)	—	4
Total deficit	(624)	(604)
Total liabilities and deficit	$3,453	$3,292
See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended		Fiscal six-month period ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net sales	$728	$651	$1,388	$1,256
Costs and expenses:
Cost of sales, excluding depreciation	486	397	903	775
Selling, general and administrative expenses	95	104	190	205
Depreciation and amortization expenses	48	48	98	95
Research and development expenses	20	18	40	33
Restructuring and other costs (note 2(c))	9	12	14	13
Operating income	70	72	143	135
Other income (expense):
Interest expense, net	(65)	(63)	(129)	(123)
Income before income taxes	5	9	14	12
Income taxes (note 7)	15	10	27	16
Net loss	(10)	(1)	(13)	(4)
Net income attributable to the noncontrolling interest	(1)	—	(1)	—
Net loss attributable to Momentive Performance Materials Inc.	$(11)	$(1)	$(14)	$(4)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in millions)

	Fiscal six-month period ended
	July 3, 2011	June 27, 2010
Cash flows from operating activities:
Net loss	$(14)	$(4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	98	95
Amortization of debt discount and issuance costs	7	7
Deferred income taxes	18	7
Stock-based compensation expense	1	—
Paid-in-kind interest election	—	11
Changes in operating assets and liabilities:
Receivables	(44)	(66)
Inventories	(35)	(66)
Due to/from affiliates	2	5
Accrued income taxes	2	2
Prepaid expenses and other assets	(9)	(3)
Trade payables	27	66
Accrued expenses and other liabilities	24	13
Pension liabilities	9	8
Net cash provided by operating activities	86	75
Cash flows from investing activities:
Capital expenditures	(45)	(30)
Purchases of intangible assets	(1)	(1)
Net cash used in investing activities	(46)	(31)
Cash flows from financing activities:
Debt issuance costs	(5)	—
Decrease in short-term borrowings	(2)	—
Proceeds from long-term debt	52	—
Payments of long-term debt	(58)	(77)
Net cash used in financing activities	(13)	(77)
Increase (decrease) in cash and cash equivalents	27	(33)
Effect of exchange rate changes on cash	(2)	7
Cash and cash equivalents, beginning of period	254	210
Cash and cash equivalents, end of period	$279	$184

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions)

(1)	Business and Basis of Presentation
Momentive Performance Materials Inc. (the Company or MPM) incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (MPM Holdings and together with its subsidiaries, the MPM Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor) business. The acquisition was completed on December 3, 2006 (the Acquisition). GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE. On October 1, 2010, the newly formed holding companies of MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), merged, with the surviving entity renamed Momentive Performance Materials Holdings LLC. The Company refers to this transaction as the "Momentive Combination". As a result of the merger, Momentive Performance Materials Holdings LLC (Momentive Holdings) became the ultimate parent company of Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC. and subsidiaries, "Apollo").
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
Momentive Performance Materials Inc. is comprised of the following legal entities and their wholly-owned subsidiaries: Momentive Performance Materials USA Inc.; Momentive Performance Materials Worldwide Inc.; Momentive Performance Materials China SPV Inc.; Juniper Bond Holdings I LLC; Juniper Bond Holdings II LLC; Juniper Bond Holdings III LLC and Juniper Bond Holdings IV LLC.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the interim periods are not necessarily indicative of results for the full year. The balance sheet data as of December 31, 2010 was derived from audited consolidated financial statements as of December 31, 2010. but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
We evaluated subsequent events through the date of financial statement issuance.

(2)	Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(a)	Consolidation
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of July 3, 2011 and December 31, 2010, and for the fiscal three and six-month periods ended July 3, 2011 and June 27, 2010. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in a consolidated joint venture affiliate. During the fiscal three month period ended July 3, 2011, the Company disposed of its' interest in this affiliate. The noncontrolling interests are disclosed in Note 8. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b)	Income Taxes
For the fiscal three and six-month periods ended July 3, 2011 and June 27, 2010, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items such as the gain on exchange of debt). Discrete items are recorded in the period in which they are incurred.
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
Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions), consulting services associated with transformation savings and initial stand-alone activities.
For the fiscal three-month periods ended July 3, 2011 and June 27, 2010, the Company recognized restructuring of $1 and $0, respectively, and other costs of $8 and $12, respectively. For the fiscal six-month periods ended July 3, 2011 and June 27, 2010, the Company recognized restructuring of $3 and $0, respectively, and other costs of $11 and $13, respectively. Other costs of $12 for the fiscal three-month period ended June 27, 2010 were primarily comprised of costs associated with the settlement of all claims brought by the National Labor Relations Board arising from a dispute between the Company and one of its unions related to wage reductions and changes in job classifications implemented by the Company at its Waterford, NY facility in January 2009. These costs are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.
The following table sets forth the changes in the restructuring reserve, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets:

	Silicones	Quartz	Total
Balance as of January 1, 2010	$8	$3	$11
Additions	3	—	3
Cash payments	(8)	(3)	(11)
Foreign currency translation adjustments	—	—	—
Balance as of December 31, 2010	3	—	3
Additions	3	—	3
Cash payments	(2)	—	(2)
Foreign currency translation adjustments	—	—	—
Balance as of July 3, 2011	$4	$—	$4

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

The restructuring costs above are primarily related to the Momentive Combination and are expected to be paid in 2011 and 2012.

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
In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 to the presentation of its Statement of Comprehensive Income within its unaudited financial statements.

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

At July 3, 2011 and December 31, 2010, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts and swap at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

significant downgrades in the fiscal three-month period ended July 3, 2011 that would reduce the fair value receivable amount owed, if any, to the Company.
At July 3, 2011, the Company estimates that the $1,378 of outstanding springing lien notes had a fair value of approximately $1,398; the $379 of outstanding fixed rate senior subordinated notes had a fair value of approximately $405; the $1,056 of outstanding variable rate term loans had a fair value of approximately $1,028; the $176 of outstanding fixed rate second-lien senior secured notes with a $200 aggregate principal amount had a fair value of approximately $217; and the fair value of the $5 outstanding medium term loan, the $37 outstanding fixed asset loan and the $15 of outstanding working capital loans were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

(4)	Receivables, net
Receivables consisted of the following at July 3, 2011 and December 31, 2010:

	July 3, 2011	December 31, 2010
Trade	$393	$339
Other:
VAT	20	23
Advances	17	11
Other	16	15
Total receivables	446	388
Allowance for doubtful accounts	(3)	(3)
Total receivables, net	$443	$385

(5)     Inventories
Inventories consisted of the following at July 3, 2011 and December 31, 2010:

	July 3, 2011	December 31, 2010
Raw materials and work in process	$153	$125
Finished goods	270	250
Total inventories	$423	$375

(6)	Indebtedness

(a)	Short-Term Borrowings
At July 3, 2011 and December 31, 2010, the Company had short-term borrowings consisting of a loan from a former subsidiary of $0 and $2, respectively.

(b)	Long-Term Debt
As of July 3, 2011, the Company had no outstanding borrowings under the revolving credit facility. The outstanding letters of credit under the revolving credit facility at July 3, 2011 were $52, leaving an unused borrowing capacity of $248. Outstanding letters of credit issued under the synthetic letter of credit facility at July 3, 2011 were $33, leaving an unused capacity of $1.
At July 3, 2011, the Company was in compliance with the covenants of all long-term debt agreements.
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
Pursuant to the Amendment Agreement, lenders under the Credit Agreement agreed to extend the maturity of (i) approximately $437 aggregate principal amount of their dollar term loans (approximately 87% of the total dollar term loans) and (ii) approximately €298 aggregate principal amount of their euro term loans (approximately 78% of the total euro term loans), for an overall extension of approximately $846 aggregate U.S. dollar equivalent principal amount of term loans (approximately 82% of the total term loans). The Amendment Agreement and the extension of the term loans thereunder became effective on February 10, 2011.
In March 2011, Momentive Performance Materials Nantong Co. Ltd. (MPM Nantong) entered into a fixed asset loan agreement with Agricultural Bank of China (ABOC) providing for a loan of $37, which was funded on March 21, 2011. The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. The proceeds of this loan along with internal funds were used to fully pay the remaining amount outstanding due under MPM Nantong's construction loan with China Construction Bank of $51. Principal repayments on the new fixed asset loan agreement are due and payable in annual installments of $8 (subject to exchange rates) on December 31 of 2011 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly and is based on 101% of the People's Bank of China reference rate. The interest rate on the loan as of July 3, 2011 was 6.52%. MPM Nantong also entered into two working capital loan agreements with ABOC in April and May, 2011 providing for revolving secured loans up to $15 (subject to exchange rates), all of which were outstanding as of July 3, 2011. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually and bear interest based on 105% of the People's Bank of China reference rate for loans with a one-year term. The interest rates on these loans as of July 3, 2011 was 6.63%.

(7)	Income Taxes
Income taxes for the fiscal three-month and six-month periods ended July 3, 2011 includes unfavorable discrete tax adjustments of $6 and $14, respectively, primarily pertaining to foreign currency exchange gains in certain jurisdictions that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the fiscal three-month period ended April 3, 2011 in the U.S. and non-U.S. jurisdictions. For the three-month and six month periods ended June 27, 2010, these adjustments were $2 and $0 million, respectively.
The effective tax rate was 300% and 111% for the fiscal three-month periods ended July 3, 2011 and June 27, 2010, respectively. The effective tax rate was 193% and 133% for the fiscal six-month periods ended July 3, 2011 and June 27, 2010, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of the Company's net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which the Company operates.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company's assessment that the net deferred tax assets will likely not be realized.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2010 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $361 million, which could result in a tax obligation of $145 million, based on currency exchange rates as of July 3, 2011. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(8)     Comprehensive (Loss) Income
The balances for each classification of comprehensive (loss) income are as follows:

	Fiscal three-month period ended		Fiscal six-month period ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net loss	$(10)	$(1)	$(13)	$(4)
Foreign currency translation	13	27	(2)	42
Other comprehensive income adjustments, net	(1)	1	(1)	1
Comprehensive (loss) income	2	27	(16)	39
Net income attributable to the noncontrolling interest	(1)	—	(1)	—
Comprehensive (loss) income attributable to Momentive Performance Materials Inc.	$1	$27	$(17)	$39
The following table details changes in equity (deficit), including changes in equity (deficit) attributable to the Momentive Performance Materials Inc. shareholder and changes in equity attributable to the noncontrolling interests:

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income
Balance at January 1, 2011	$(604)	$—	$603	$(1,428)	$217	$4
Stock option activity and other	1	—	1	—	—	—
Dividends paid to noncontrolling interest	(1)	—	—	—	—	(1)
Comprehensive income (loss):
Net loss	(13)	—	—	(14)	—	1
Foreign currency translation adjustment - net	(2)	—	—	—	(2)	—
Other comprehensive income adjustments - net	(1)	—	—	—	(1)	—
Disposition of joint venture	(4)	—	—	—	—	(4)
Balance at July 3, 2011	$(624)	$—	$604	$(1,442)	$214	$—

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income
Balance at January 1, 2010	$(578)	$—	$602	$(1,364)	$180	$4
Comprehensive income (loss):
Net loss	(4)	—	—	(4)	—	—
Foreign currency translation adjustment - net	42	—	—	—	42	—
Other comprehensive income adjustments - net	1	—	—	—	1	—
Balance at June 27, 2010	$(539)	$—	602	$(1,368)	$223	$4

(9) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
(b) Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company's best estimate of discounted future costs. As of July 3, 2011 and December 31, 2010, the Company had recognized obligations of $7 and $5, respectively, for remediation costs at the Company's manufacturing facilities and offsite landfills. These amounts are included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.

(10)	Pension Plans and Other Postretirement Benefits
The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three and six-month periods ended July 3, 2011 and June 27, 2010:

	Pension		Postretirement
	Fiscal three-month period ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Service cost	$7	$5	$—	$1
Interest cost	3	2	1	1
Amortization of prior service cost (benefit)	—	—	1	—
Expected return on plan assets	(2)	(1)	—	—
Total	$8	$6	$2	$2

	Pension		Postretirement
	Fiscal six-month period ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Service cost	$13	$10	$1	$1
Interest cost	5	4	2	2
Amortization of prior service cost (benefit)	—	—	1	1
Expected return on plan assets	(3)	(2)	—	—
Amortization of actuarial gain	—	(1)	—	—
Other	—	1	—
Total	$15	$12	$4	$4

In 2011, the Company expects to contribute approximately $14 and $3 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $3 and $6 to its Domestic plans during the fiscal three and six-month periods ended July 3, 2011, respectively.

(11)	Stock Option Plans and Stock-Based Compensation

On February 23, 2011, the Compensation Committee of the Board of Managers of Momentive Holdings approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “2011 Equity Plan”). Under the 2011 Equity Plan, Momentive Holdings can award unit options, unit awards, restricted units, restricted deferred units, and other unit-based awards. The restricted deferred units are nonvoting units of measurement which are deemed to be equivalent to one common unit of Momentive Holdings. The unit options are options to purchase common units of Momentive Holdings. The awards contain restrictions on transferability and other typical terms and conditions.

The following is a summary of key terms of the stock-based awards granted to MPM employees under the 2011 Equity Plan on February 23, 2011:

Tranche	Momentive Holdings Units Granted	Vesting Terms	Option/Unit Term
Unit Options:			10 years
Tranche A Options	728,648	Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan
Tranche B Options	364,319
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

The Tranche A Options were granted with a grant date fair value of approximately $2. The fair value was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.21% risk free interest rate, a 6.25 year expected life, a 37.4% expected volatility rate and a 0% dividend rate. Compensation cost of less than $1 and $1 related to these awards was recognized during the three and six-month periods ended July 3, 2011.

The Tranche B and Tranche C Options were granted with performance and market conditions with a grant date fair value of approximately $1 and $1, respectively. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and the dividend rate was 0%. The expected life is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the three and six-month periods ended July 3, 2011 because as of July 3, 2011, it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Restricted Deferred Units

The Tranche A RDUs were granted with a grant date fair value of approximately $1. Compensation cost of less than

$1 and $1 related to these awards was recognized during the three and six-month periods ended July 3, 2011.

The Tranche B RDUs and Tranche C RDUs were granted with a grant date fair value of approximately $1 and $1, respectively. The fair value of each RDU was estimated at the grant date using the same Monte Carlo valuation method and assumptions as for the unit options. The RDU's have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted average expected life of 21.4 years. Compensation cost has not been recognized for the Tranche B RDUs and Tranche C RDUs during the three and six-month periods ended July 3, 2011 because as of July 3, 2011, it is not probable the related restricted deferred units will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Although the 2011 Equity Plan is issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MPM's behalf, as a result of the employees' service to MPM. All compensation cost is recorded over the requisite service period on a graded-vesting basis and is included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

(12)     Operating Segments
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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended July 3, 2011:
Net sales (a)	$640	$88	$—	$728
Operating income (loss) (b)	56	22	(8)	70
Depreciation and amortization	41	7	—	48
Interest expense, net	65	—	—	65
Provision for income taxes	8	7	—	15
Capital expenditures	22	5	—	27

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended June 27, 2010:
Net sales (a)	$576	$75	$—	$651
Operating income (loss) (b)	71	18	(17)	72
Depreciation and amortization	41	7	—	48
Interest expense, net	63	—	—	63
Provision for income taxes	8	2	—	10
Capital expenditures	15	3	—	18

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended July 3, 2011:
Net sales (a)	$1,212	$176	$—	$1,388
Operating income (loss) (b)	107	44	(8)	143
Depreciation and amortization	84	14	—	98
Interest expense, net	129	—	—	129
Provision for income taxes	18	9	—	27
Capital expenditures	37	8	—	45

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended June 27, 2010:
Net sales (a)	$1,115	$141	$—	$1,256
Operating income (loss) (b)	129	30	(24)	135
Depreciation and amortization	81	14	—	95
Interest expense, net	123	—	—	123
Provision for income taxes	11	5	—	16
Capital expenditures	25	5	—	30
__________________

(a)	There were no intersegment sales during the fiscal three or six-month periods ended July 3, 2011 or June 27, 2010, respectively.

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

	Fiscal three-month period ended		Fiscal six-month period ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net sales:
United States	$221	$215	$436	$409
Canada	11	11	23	21
Pacific	226	204	418	397
Europe	240	197	453	383
Mexico and Brazil	30	24	58	46
	$728	$651	$1,388	$1,256

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	July 3, 2011	December 31, 2010
Total long-lived assets:
United States	$582	$599
Canada	19	18
Pacific	817	833
Europe	714	663
Mexico and Brazil	8	7
	$2,140	$2,120

(13)     Guarantor/Non-Guarantor Subsidiary Financial Information
As of July 3, 2011, the Company had outstanding $200 in aggregate principal amount of second-lien senior notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €150 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of July 3, 2011 and December 31, 2010, the Condensed Consolidated Statements of Operations for the fiscal three and six-month periods ended July 3, 2011 and June 27, 2010 and Condensed Consolidated Statements of Cash Flows for the fiscal six-month periods ended July 3, 2011 and June 27, 2010 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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
For the presentation of this footnote on a historical basis, the Company had displayed the intercompany profit elimination (ICP) and its related deferred tax impact in the Eliminations column. As a result, the ICP elimination and its related deferred tax impact did not get pushed up to the Parent column for presentation purposes; thereby causing equity (deficit) in the Parent column to not agree with equity (deficit) in the Consolidated column. Also as a result, the net income (loss) attributable to Momentive Performance Materials Inc. in the Parent column did not agree with the corresponding amount in the Consolidated column.
The Company has revised the presentation of this footnote for all historical periods presented to display the ICP elimination and its deferred tax impact in the column for which it directly relates, as opposed to the Eliminations column. As a result of this revision, equity (deficit) in the Parent column agrees with equity (deficit) in the Consolidated column for all periods presented. In addition, net income (loss) attributable to Momentive Performance Materials Inc. in the Parent column agrees with the corresponding amount in the Consolidated column for all periods presented.

Condensed Consolidated Balance Sheet as of July 3, 2011:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69	$5	$205	$—	$279
Receivables, net	—	122	321	—	443
Due from affiliates	—	103	27	(126)	4
Inventories	—	212	211	—	423
Prepaid expenses	—	9	5	—	14
Income tax receivable	—	—	3	—	3
Deferred income taxes	—	—	12	—	12
Other current assets	—	1	1	—	2
Total current assets	69	452	785	(126)	1,180
Property and equipment, net	—	495	613	—	1,108
Other long-term assets	58	2	28	—	88
Deferred income taxes	—	—	45	—	45
Investment in affiliates	1,512	(65)	—	(1,447)	—
Intercompany borrowing	—	1,088	96	(1,184)	—
Intangible assets, net	—	87	505	—	592
Goodwill	—	—	440	—	440
Total assets	$1,639	$2,059	$2,512	$(2,757)	$3,453
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$108	$231	$—	$339
Short-term borrowings	—	—	—	—	—
Accrued expenses and other liabilities	2	72	95	—	169
Accrued interest	64	—	1	—	65
Due to affiliates	3	25	103	(126)	5
Accrued income taxes	—	—	14	—	14
Deferred income taxes	—	—	29	—	29
Current installments of long-term debt	—	—	35	—	35
Total current liabilities	69	205	508	(126)	656
Long-term debt	1,934	—	1,077	—	3,011
Other liabilities	—	8	45	—	53
Pension liabilities	—	158	131	—	289
Intercompany Borrowings	260	175	749	(1,184)	—
Deferred income taxes	—	1	67	—	68
Total liabilities	2,263	547	2,577	(1,310)	4,077
Equity (deficit):
Additional paid-in capital	604	1,971	559	(2,530)	604
Accumulated deficit	(1,442)	(673)	(856)	1,529	(1,442)
Accumulated other comprehensive income	214	214	232	(446)	214
Total Momentive Performance Materials Inc.’s equity (deficit)	(624)	1,512	(65)	(1,447)	(624)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(624)	1,512	(65)	(1,447)	(624)
Total liabilities and equity (deficit)	$1,639	$2,059	$2,512	$(2,757)	$3,453

Condensed Consolidated Balance Sheet as of December 31, 2010:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31	$1	$222	$—	$254
Receivables, net	—	108	277	—	385
Due from affiliates	2	84	30	(112)	4
Inventories	—	188	187	—	375
Prepaid expenses	—	7	3	—	10
Income tax receivable	—	—	2	—	2
Deferred income taxes	—	—	12	—	12
Other current assets	—	1	—	—	1
Total current assets	33	389	733	(112)	1,043
Property and equipment, net	—	507	602	—	1,109
Other long-term assets	60	2	26	—	88
Deferred income taxes	—	—	41	—	41
Investment in nonconsolidated affiliates	—	—	—	—	—
Investment in affiliates	1,430	(90)	—	(1,340)	—
Intercompany borrowing	—	997	109	(1,106)	—
Intangible assets, net	—	91	495	—	586
Goodwill	—	—	425	—	425
Total assets	$1,523	$1,896	$2,431	$(2,558)	$3,292
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$86	$217	$—	$303
Short-term borrowings	—	—	2	—	2
Accrued expenses and other liabilities	1	79	90	—	170
Accrued interest	25	—	—	—	25
Due to affiliates		30	84	(112)	2
Accrued income taxes	—	—	10	—	10
Deferred income taxes	—	—	13	—	13
Current installments of long-term debt	—	—	25	—	25
Total current liabilities	26	195	441	(112)	550
Long-term debt	1,910	—	1,042	—	2,952
Other liabilities	—	9	50	—	59
Pension liabilities	—	151	121	—	272
Intercompany Borrowings	195	111	800	(1,106)	—
Deferred income taxes	—	—	63	—	63
Total liabilities	2,131	466	2,517	(1,218)	3,896
Equity (deficit):
Additional paid-in capital	603	2,001	566	(2,567)	603
Accumulated deficit	(1,428)	(788)	(890)	1,678	(1,428)
Accumulated other comprehensive income	217	217	234	(451)	217
Total Momentive Performance Materials Inc.’s equity (deficit)	(608)	1,430	(90)	(1,340)	(608)
Noncontrolling interests	—	—	4	—	4
Total equity (deficit)	(608)	1,430	(86)	(1,340)	(604)
Total liabilities and equity (deficit)	$1,523	$1,896	$2,431	$(2,558)	$3,292

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended July 3, 2011 and June 27, 2010:

	Fiscal three-month period ended July 3, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$300	$571	$(143)	$728
Costs and expenses:
Cost of sales, excluding depreciation	—	207	422	(143)	486
Selling, general and administrative expenses	9	47	48	—	104
Depreciation and amortization expenses	—	19	29	—	48
Research and development expenses	—	13	7	—	20
Operating income (loss)	(9)	14	65	—	70
Other income (expense):
Interest income	—	26	2	(28)	—
Interest expense	(53)	(3)	(37)	28	(65)
Other income (expense), net	51	14	—	(65)	—
Income (loss) before income taxes	(11)	51	30	(65)	5
Income taxes (benefit)	—	—	15	—	15
Net income (loss)	(11)	51	15	(65)	(10)
Net loss attibutable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attibutable to Momentive Performance Materials Inc.	$(11)	$51	$14	$(65)	$(11)

	Fiscal three-month period ended June 27, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$283	$502	$(134)	$651
Costs and expenses:
Cost of sales, excluding depreciation	—	175	356	(134)	397
Selling, general and administrative expenses	(27)	60	83	—	116
Depreciation and amortization expenses	—	20	28	—	48
Research and development expenses	—	12	6	—	18
Operating income (loss)	27	16	29	—	72
Other income (expense):
Interest income	—	25	1	(26)	—
Interest expense	(52)	(3)	(34)	26	(63)
Other income (expense), net	24	(13)	—	(11)	—
Income (loss) before income taxes	(1)	25	(4)	(11)	9
Income taxes (benefit)	—	1	9	—	10
Net income (loss)	(1)	24	(13)	(11)	(1)
Net income attibutable to noncontrolling interests	—	—	—	—	—
Net income (loss) attibutable to Momentive Performance Materials Inc.	$(1)	$24	$(13)	$(11)	$(1)

Condensed Consolidated Statements of Operations for the fiscal six-month periods ended July 3, 2011 and June 27, 2010:

	Fiscal six-month period ended July 3, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$605	$1,081	$(298)	$1,388
Costs and expenses:
Cost of sales, excluding depreciation	—	411	790	(298)	903
Selling, general and administrative expenses	25	93	86	—	204
Depreciation and amortization expenses	—	38	60	—	98
Research and development expenses	—	27	13	—	40
Operating income (loss)	(25)	36	132	—	143
Other income (expense):
Interest income	—	52	4	(56)	—
Interest expense	(107)	(6)	(72)	56	(129)
Other income (expense), net	118	33	(2)	(149)	—
Income (loss) before income taxes	(14)	115	62	(149)	14
Income taxes (benefit)	—	—	27	—	27
Net income (loss)	(14)	115	35	(149)	(13)
Net loss attibutable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attibutable to Momentive Performance Materials Inc.	$(14)	$115	$34	$(149)	$(14)

	Fiscal six-month period ended June 27, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$539	$965	$(248)	$1,256
Costs and expenses:
Cost of sales, excluding depreciation	—	342	681	(248)	775
Selling, general and administrative expenses	(55)	101	172	—	218
Depreciation and amortization expenses	—	40	55	—	95
Research and development expenses	—	23	10	—	33
Operating income (loss)	55	33	47	—	135
Other income (expense):
Interest income	—	48	3	(51)	—
Interest expense	(104)	(3)	(67)	51	(123)
Other income (expense), net	45	(34)	—	(11)	—
Income (loss) before income taxes	(4)	44	(17)	(11)	12
Income taxes (benefit)	—	1	15	—	16
Net income (loss)	(4)	43	(32)	(11)	(4)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attibutable to Momentive Performance Materials Inc.	$(4)	$43	$(32)	$(11)	$(4)

Condensed Consolidated Statement of Cash Flows for the fiscal six-month period ended July 3, 2011:

	Fiscal six-month period ended July 3, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(84)	$85	$85	$—	$86
Cash flows from investing activities:
Capital expenditures	—	(21)	(24)	—	(45)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(22)	(24)	—	(46)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc., net	49	3	(52)	—	—
Decrease in short-term borrowings	—	—	(2)	—	(2)
Proceeds from long-term debt	—	—	52	—	52
Payments of long-term debt	—	—	(58)	—	(58)
Intercompany borrowing	52	(7)	(45)	—	—
Net financing activities between affiliates	7	(55)	48	—	—
Net cash provided by (used in) financing activities	103	(59)	(57)	—	(13)
Increase in cash and cash equivalents	19	4	4	—	27
Effect of exchange rate changes on cash	19	—	(21)	—	(2)
Cash and cash equivalents, beginning of period	31	1	222	—	254
Cash and cash equivalents, end of period	$69	$5	$205	$—	$279

	Fiscal six-month period ended June 27, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(35)	$94	$16	$—	$75
Cash flows from investing activities:
Capital expenditures	—	(19)	(11)	—	(30)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(20)	(11)	—	(31)
Cash flows from financing activities:
Dividends paid within MPM Inc., net	48	(3)	(45)	—	—
Payments of long-term debt	—	(75)	(2)	—	(77)
Net cash used in financing activities	48	(78)	(47)	—	(77)
Decrease in cash and cash equivalents	13	(4)	(42)	—	(33)
Effect of exchange rate changes on cash	(54)	—	61	—	7
Cash and cash equivalents, beginning of period	57	9	144	—	210
Cash and cash equivalents, end of period	$16	$5	$163	$—	$184

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(14) Subsequent Events
The Company has evaluated subsequent events through the time that it files its financial statements.

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
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., pricing actions by our competitors that could affect our operating margins, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section in our most recent Annual Report on Form 10-K, our other filings made with the SEC and this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Critical Accounting Policies and Significant Estimates
Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our critical accounting policies and our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions.
Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for us on January 1, 2012. We are currently assessing the impact of ASU 2011-05 to the presentation of its Statement of Comprehensive Income within our unaudited financial statements.

We considered the applicability and impact of all other recently issued ASUs and determined that they were either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.
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

Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc. and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc. and referred to herein as "MSC"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the "Momentive Combination". In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (referred to herein as the "Shared Services Agreement"), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC. As a result, we expect that the Momentive Combination, including the Shared Services Agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, technology development and administrative and overhead savings. We expect to achieve a total of approximately $50 million of cost savings in connection with the Shared Services Agreement. Through July 3, 2011, we realized $21 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 18 to 24 months.

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

•
Expand Our Global Reach in Faster Growing Regions. We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing. Furthermore, by consolidating sales and distribution infrastructures via the Momentive Combination, we expect to accelerate the penetration of our high-end, value-added products into new markets, thus further leveraging our research and applications efforts.

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

•
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of ours and MSC's respective global footprints and technology platforms. For instance, we anticipate being able to further penetrate our products into Latin America, where MSC has historically maintained a larger manufacturing and selling presence. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure.

•
Generate Free Cash Flow and Deleverage. We expect to generate strong free cash flow due to our size, cost structure, and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise in managing our working capital. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no significant near-term maturities and strong liquidity position. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.

First Half 2011 Overview

•	Net sales increased 12% in the first half of 2011 as compared to the same period in 2010 primarily due to increases in prices and increased specialty volumes.

•
Operating Income in the first half of 2011 was $143 million, up $8 million from the same period in 2010 primarily driven by increases in price and specialty volumes and favorable exchange rates, partially offset by raw material inflation, lower factory leverage, and the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events as described below.

•
Although our manufacturing facility in Ohta, Japan suffered no significant damage to key assets or materials from the earthquake and tsunami in Japan on March 11, 2011 and subsequent aftershocks, our operations at this facility during the first half of 2011 were impacted by power, transportation and other supply related issues, along with reduced demand from Japanese customers impacted by the earthquake. See “Japan Update” below for additional information regarding the impact of these events on our business.

•
In the first half of 2011, we realized approximately $9 million in cost savings as a result of the Shared Services Agreement with MSC. As of July 3, 2011, we have approximately $40 million of in-process cost savings and synergies that we expect to achieve over the next eighteen to twenty-four months in connection with the Shared Services Agreement.

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

Japan Update
On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with subsequent aftershocks. These events caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan's energy and other infrastructure, as well as its economy. We have several facilities in Japan. Only our manufacturing facility in Ohta was disrupted. It experienced no significant damage to key assets or materials, however, our operations at this facility have been affected by power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Our sales, operating income and Combined Adjusted EBITDA in the first half of 2011 were reduced by approximately $31 million, $16 million and $16 million, respectively, as a result of the earthquake and related events. Normal plant operations at our Ohta facility were restored in early May. To the extent that raw material supplies are still affected in the region, we believe we will be able to obtain alternative sources of supply, leverage our manufacturing assets in other parts of the world or implement other measures to help mitigate the impact on our business. Uncertainty in Japan continues primarily with respect to local demand and the country's energy infrastructure. We believe the effects of the earthquake and related events in Japan will have a similar, but not material, impact on our third quarter 2011 results, provided conditions do not worsen. We maintain property and business interruption insurance coverage on our Japanese operations and will seek to obtain recovery for our losses subject to certain limitations and deductibles under these policies. See Part II, Item 1A, “Risk Factors-Natural or other disasters have, and could in the future disrupt our business and result in loss of revenue or higher expenses.”

Short-term Outlook
Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Although we previously anticipated continued modest economic recovery in 2011 versus 2010 to result in slightly higher volumes in many of our businesses, due to recent worldwide economic developments, the short-term outlook for the remainder of 2011 for our business is extremely difficult to predict. At this time, we believe the continued turmoil in the global financial markets, downgrade in the U.S. debt credit rating, ongoing debt crisis in Europe, tightness in the Chinese credit markets and lack of consumer confidence could lead to softness in demand for products within both of our segments in the second half of 2011, particularly those within industrial, housing and automotive markets. It remains unclear to what extent these factors will ultimately impact the overall demand for our products. An additional economic downturn or postponement of modest economic recovery would have an adverse impact on our business and results of operations.
If the global economic environment weakens again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at September 26, 2010. This could result in additional goodwill or other asset impairments.
We expect long-term raw material cost fluctuations to continue because of price movements of key feedstocks. To help mitigate the fluctuations in raw material pricing, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We anticipate that raw material cost fluctuations will stabilize for the remainder of 2011. We believe pricing actions, both implemented and in-process, will compensate for the increase in raw materials and energy costs experienced in the first half of 2011.
We remain optimistic about our position in the global markets when they do recover to more stable conditions.

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended July 3, 2011 and June 27, 2010:
Fiscal three-month period ended July 3, 2011 compared to fiscal three-month period ended June 27, 2010 (Unaudited)

	For fiscal three-month period ended
	July 3, 2011		June 27, 2010
Net sales	$728	100%	$651	100%
Costs and expenses:
Cost of sales, excluding depreciation	486	67%	397	61%
Selling, general and administrative expenses	143	20%	152	23%
Research and development expenses	20	3%	18	3%
Restructuring and other costs	9	1%	12	2%
Operating income	70	10%	72	11%
Other income (expense)
Interest expense, net	(65)	(9)%	(63)	(10)%
Other income, net	—	—	—	—%
Income before income taxes	5	1%	9	1%
Income taxes	15	2%	10	2%
Net loss	$(10)	(1)%	$(1)	—%
Net income attributable to the noncontrolling interest	(1)	—	—	—%
Net loss attributable to Momentive Performance Materials Inc.	$(11)	(2)%	$(1)	—%
Net Sales by Segment
Silicones	$640	88%	$576	88%
Quartz	88	12%	75	12%
Total	$728	100%	$651	100%

Net Sales. Net sales in the fiscal three-month period ended July 3, 2011 were $728 million, compared to $651 million for the three-month period ended June 27, 2010 (the "prior quarter in 2010"), an increase of 12%. The increase was primarily due to an increase in selling prices of 5%, favorable exchange rate fluctuations of 4% and increases in sales volume of 3%.
Net sales for our Silicones segment in the fiscal three-month period ended July 3, 2011 were $640 million, compared to $576 million for the prior quarter in 2010, an increase of 11%. The increase was primarily due to favorable exchange rate fluctuations of 5%, increases in selling prices of 4% and an increase in sales volume of 2%. Sales volume in the Silicones segment was negatively impacted by approximately 2% due to the earthquake in Japan and related events. Sales volume and mix for our Silicones segment was positively impacted by higher sales in the automotive, construction, energy and industrial sectors. Compared to the first quarter of 2011, net sales for our Silicones segment increased by 12% primarily due to increases in sales volume, fluctuations in foreign exchange rates and selling prices. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.
Net sales for our Quartz segment in the fiscal three-month period ended July 3, 2011 were $88 million, compared to $75 million for the prior quarter in 2010, an increase of 17%. The increase was primarily due to an increase in volume and mix of 9%, increases in selling prices of 6% and favorable exchange rate fluctuations of 2%. Volume benefited from strong overall demand for semiconductor related products. Compared to the first quarter of 2011, net sales for our Quartz remained flat.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended July 3, 2011 was $486 million, compared to $397 million for the prior quarter in 2010, an increase of 22%. The increase was primarily due to inflation in raw material and processing costs of 8%, fluctuations in exchange rates of 7%, higher sales volume of 3% and lower factory leverage as a result of the build up of inventory during 2010.
Cost of sales, excluding depreciation, for our Silicones segment was $440, compared to $356 million for the prior quarter in 2010, an increase of 24%. The increase was primarily due to inflation in raw material and processing costs of 9%, fluctuations in exchange rates of 8%, higher sales volume of 2%, and lower factory leverage.
Cost of sales, excluding depreciation, for our Quartz segment was $46 million, compared to $41 million for the prior quarter in 2010, an increase of 12%. The increase was primarily due to an increase in sales volume of 9%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended July 3, 2011 were $143 million, compared to $152 million for the prior quarter in 2010, a decrease of 6%. The decrease was primarily due to decreases in sales commissions and incentives of 3%, fluctuations in exchange rates of 2% and savings realized in connection with the shared services agreement with MSC of 1%.
Research and Development Expenses. Research and development expenses in the fiscal three-month period ended July 3, 2011 were $20 million, compared to $18 million for the prior quarter in 2010, an increase of 11%. The increase was primarily related to the timing of new projects as well as the cost of adding additional headcount.
Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended July 3, 2011 were $9 million, compared to $12 million for the prior quarter in 2010. For the fiscal three-month period ended July 3, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $1 million and other costs (primarily one-time payments for services and integration costs) of $8 million. For the fiscal three-month period ended June 27, 2010, these costs were comprised of other costs (primarily one-time payments for services) of $12 million primarily for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at out Waterford, NY facility in January 2009. See Note 2(c) to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the fiscal three-month period ended July 3, 2011 was $65 million, compared to $63 million for the prior quarter in 2010, an increase of 3%. The increase was primarily due to higher average interest rates as a result of the increase in the margins on our extended term loans.
Income Taxes. Income taxes for the fiscal three-month periods ended July 3, 2011 and June 27, 2010 and includes unfavorable discrete tax adjustments of $6 million and $2 million, respectively, primarily pertaining to foreign currency exchange gains in certain jurisdictions that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions.
The effective tax rate was 300% and 111% for the fiscal three-month periods ended July 3, 2011 and June 27, 2010, respectively. The change in the effective tax rate was primarily due the maintenance of a full valuation allowance against a substantial amount of the our net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2010 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $361 million, which could result in a tax obligation of $145 million, based on currency exchange rates as of July 3, 2011. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal three-month period ended July 3, 2011 was $11 million, compared to a net loss of $1 million for the prior quarter in 2010. The change was a result of the effects described above.

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal six-month periods ended July 3, 2011 and June 27, 2010:
Fiscal six-month period ended July 3, 2011 compared to fiscal six-month period ended June 27, 2010 (Unaudited)

	For fiscal six-month period ended
	July 3, 2011		June 27, 2010
Net sales	$1,388	100%	$1,256	100%
Costs and expenses:
Cost of sales, excluding depreciation	903	65%	775	62%
Selling, general and administrative expenses	288	21%	300	24%
Research and development expenses	40	3%	33	3%
Restructuring and other costs	14	1%	13	1%
Operating income	143	10%	135	11%
Other income (expense)
Interest expense, net	(129)	(9)%	(123)	(10)%
Other income, net	—	—%	—	—%
Income before income taxes	14	1%	12	1%
Income taxes	27	2%	16	1%
Net loss	$(13)	(1)%	$(4)	—%
Net income attributable to the noncontrolling interest	(1)	—%	—	—%
Net loss attributable to Momentive Performance Materials Inc.	$(14)	(1)%	$(4)	—%
Net Sales by Segment
Silicones	$1,212	87%	$1,115	89%
Quartz	176	13%	141	11%
Total	$1,388	100%	$1,256	100%

Net Sales. Net sales in the fiscal six-month period ended July 3, 2011 were $1,388 million, compared to $1,256 million for the fiscal six-month period ended June 27, 2010 (the "prior period in 2010"), an increase of 11%. The increase was primarily due to an increase in selling prices of 5%, increases in sales volume of 3% and favorable exchange rate fluctuations of 3%.
Net sales for our Silicones segment in the fiscal six-month period ended July 3, 2011 were $1,212 million, compared to $1,115 million for the prior period in 2010, an increase of 9%. The increase was primarily due to an increase in prices of 5%, favorable exchange rate fluctuations of 3% and an increase of sales volume of 1%. A decline in sales volume of approximately 3% due to the earthquake in Japan and related events was offset by the favorable impact of additional days in our fiscal calendar for the first quarter of approximately 3%. Sales for our Silicones segment were positively impacted by strength in the automotive, energy, construction and industrial sectors. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.
Net sales for our Quartz segment in the fiscal six-month period ended July 3, 2011 were $176 million, compared to $141 million for the prior period in 2010, an increase of 25%. The increase was primarily due to an increase in volume of 18%, increases in selling prices of 6% and favorable exchange rate fluctuations of 1%. Volume benefited from strong overall demand for semiconductor related products. We expect semiconductor related product sales to remain strong during 2011.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal six-month period ended July 3, 2011 was $903 million, compared to $775 million for the comparable prior period in 2010, an increase of 17%. The increase was primarily due to inflation in raw material and processing costs of 9%, fluctuations in exchange rates of 4% and higher sales volume of 3%.
Cost of sales, excluding depreciation, for our Silicones segment in the fiscal six-month period ended July 3, 2011 was $811, compared to $698 million for the prior period in 2010, an increase of 16%. The increase was primarily due to inflation in raw material and processing costs of 10%, fluctuations in exchange rates of 5% and higher sales volume of 1%.
Cost of sales, excluding depreciation, for our Quartz segment was $92 million, compared to $77 million for the prior period in 2010, an increase of 18%. The increase was primarily due to higher sales volume of 17%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal six-month period ended July 3, 2011 were $288 million, compared to $300 million for the prior period in 2010, a decrease of 4%. The decrease was primarily due to fluctuations in foreign currency exchange rates of 6%, decreases in sales commissions and incentives of 2% and savings realized in connection with the Shared Services Agreement with MSC of 1%, partially offset by additional days in our fiscal calendar for the first quarter of 1% and an increase in depreciation and amortization of 1%.
Research and Development Expenses. Research and development expenses in the fiscal six-month period ended July 3, 2011 were $40 million, compared to $33 million for the prior period in 2010, an increase of 21%. The increase was primarily related to the timing of new projects as well as the cost of adding additional headcount and additional days in our fiscal calendar for the first quarter.
Restructuring and Other Costs. Restructuring and other costs in the fiscal six-month period ended July 3, 2011 were $14 million, compared to $13 million for the same period in 2010. For the fiscal six-month period ended July 3, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $3 million and other costs (primarily one-time payments for services and integration costs) of $11 million. For the fiscal six-month period ended June 27, 2010, these costs were comprised of other costs (primarily one-time payments for services) of $13 million primarily for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at out Waterford, NY facility in January 2009. See Note 2(c) to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the fiscal six-month period ended July 3, 2011 was $129 million, compared to $123 million for the prior period in 2010, an increase of 5%. The increase was primarily due to higher average interest rates as a result of the increase in the margins on our extended term loans.
Income Taxes. Income taxes for the fiscal six-month periods ended July 3, 2011 and June 27, 2010 includes unfavorable discrete tax adjustments of $14 million and $0 million, respectively, primarily pertaining to foreign currency exchange gains in certain jurisdictions that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the fiscal three-month period ended April 3, 2011 in the U.S. and non-U.S. jurisdictions.
The effective tax rate was 193% and 133% for the fiscal six-month periods ended July 3, 2011 and June 27, 2010, respectively. The change in the effective tax rate was primarily due the maintenance of a full valuation allowance against a substantial amount of the our net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2010 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $361 million, which could result in a tax obligation of $145 million, based on currency exchange rates as of July 3, 2011. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal six-month period ended July 3, 2011 was $14 million, compared to a net loss of $4 million for the fiscal six-month period ended June 27, 2010. The change was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal six-month period ended
	July 3, 2011	June 27, 2010
	(dollars in millions)
Cash provided by operating activities	$86	$75
Cash used in investing activities	(46)	(31)
Cash used in financing activities	(13)	(77)
Increase (decrease) in cash and cash equivalents, before effect of exchange rate changes on cash	$27	$(33)

Operating activities. Cash provided by operating activities was $86 million in the fiscal six-month period ended July 3, 2011, compared to $75 million in the fiscal six-month period ended June 27, 2010. Net loss of $14 million included $124 million of non-cash and non-operating income items, of which $98 million was for depreciation and amortization, $18 million was for deferred taxes and $7 million was in amortization of deferred debt discount and issuance costs. Working capital (defined as receivables and inventories less trade payables) used $52 million of cash driven by an increase in our accounts receivable of $44 million and inventories of $35 million, partially offset by an increase in trade payables of $27 million. Other assets and liabilities provided $24 million in cash primarily reflecting an increase in accrued interest. For the six-month period ended June 27, 2010, net loss of $4 million included $120 million of non-cash and non-operating income items, of which $95 million was for depreciation and amortization, $7 million was in amortization of deferred debt discount and issuance costs and $11 million was in non-cash paid-in-kind interest. Working capital used $66 million in cash driven by increases in our accounts receivable and inventories of $66 million each, partially offset by an increase in trade payables of $66 million. Other assets and liabilities provided $18 million in cash primarily reflecting increases in accrued expenses and pension liabilities.
Investing activities. Cash used in investing activities was $46 million in the fiscal six-month period ended July 3,
2011, compared to $31 million in the fiscal six-month period ended June 27, 2010. Cash used in investing activities in the fiscal six-month period ended July 3, 2011 primarily consisted of ongoing expenditures of $45 million for environmental, health and safety compliance and maintenance projects. During the fiscal six-month period ended June 27, 2010, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and consequently reduced capital spending to $30 million to maintain minimum maintenance levels.
Financing activities. Cash used in financing activities was $13 million in the fiscal six-month period ended July 3,
2011, compared to $77 million in the fiscal six-month period ended June 27, 2010. Cash used in financing activities in the fiscal six-month period ended July 3, 2011 primarily consisted of additional borrowings of $52 million offset by principal payments of $51 million by a subsidiary in China, as well as $5 million of debt issuance costs associated with the amendment of our credit agreement in February 2011 and additional principal payments under our term loans. Cash used by financing activities in the fiscal six-month period ended June 27, 2010 consisted of principal payments of $75 million and $2 million under our revolving credit facility and term loans, respectively.
For 2011, we expect the following significant cash outflows: interest payments on our Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $155 million in total (with a first quarter payment of approximately $24 million, pro-rated for the issue dates of the Second-Priority Springing Notes in November 2010, a third quarter payment of approximately $62 million and second quarter and fourth quarter payments of approximately $34 million)); principal (due quarterly) and interest payments (due monthly) on our variable rate term loans under our senior secured credit facilities of approximately $11 million and $39 million (depending on interest rate and foreign exchange fluctuations), respectively, principal (due annually) and interest payments (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange fluctuations), respectively, global pension fund contributions of approximately $17 million and income tax payments estimated at $15 million. Capital spending in 2011 is expected to be between $120 million and $130 million. We expect to fund these significant outflows with cash on-hand and cash generated from operations.

Liquidity

We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our senior secured credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service obligations.
We had $3,046 million of indebtedness at July 3, 2011. Accordingly, we have significant debt service obligations. In addition, at July 3, 2011, we had $527 million in liquidity, including $279 million of unrestricted cash and cash equivalents (of which $205 million is maintained in foreign jurisdictions), and $248 million of borrowings available under our revolving credit facility. Our net working capital (defined as receivables and inventories less trade payables) at July 3, 2011 was $527 million.
Our senior secured credit facilities at July 3, 2011 consist of two variable-rate term loans in an aggregate principal amount of approximately $1,056 million, a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million and a $34 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH. The term loans, one of which is denominated in Euros, and our synthetic letter of credit facility are extended to Momentive Performance Materials GmbH.
There were no borrowings outstanding under the revolving credit facility as of July 3, 2011. The outstanding letters of credit under the revolving credit facility at July 3, 2011 were $52 million, leaving unused borrowing capacity of $248 million. Outstanding letters of credit issued under the synthetic letter of credit facility at July 3, 2011 were $33 million, leaving unused capacity of $1 million.
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
As of July 3, 2011, we had outstanding $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the "Dollar Fixed-Rate Notes"), €150 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the "Euro Fixed-Rate Notes" and together with the Dollar Fixed-Rate Notes, the "Second-Priority Springing Lien Notes"), $200 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second-Priority Springing Lien Notes, Second Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
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
Our senior secured credit facilities contain various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit facility (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. In addition, our senior secured credit facilities and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to exceptions.
As of July 3, 2011, Momentive Performance Materials Nantong Co. Ltd. (MPM Nantong) had outstanding borrowings of $37 million under a fixed asset loan agreement with Agricultural Bank of China (ABOC) The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. The proceeds of this loan, which was funded in March 2011, along with internal funds were used to fully pay the remaining amount outstanding due under MPM Nantong's construction loan with China Construction Bank of $51 million in March 2011. Principal repayments under the fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2011 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly. The interest rate on the loan as of July 3, 2011 was 6.52%. MPM Nantong also entered into two working capital loan agreements with ABOC in April and May, 2011 providing for revolving secured loans up to $15 million (subject to exchange rates), all of which were outstanding as of July 3, 2011. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually. The interest rates on these loans as of July 3, 2011 was 6.63%.
We have recorded deferred taxes on the earnings of certain foreign subsidiaries that are not considered to be permanently reinvested as those foreign earnings are needed for operations in the U.S. In certain cases, such as the need to service debt in a foreign jurisdiction, we have not provided deferred taxes on the undistributed earnings because these earnings are considered permanently reinvested outside of the U.S. Upon distribution of those earnings, we would be subject to U.S. income taxes and/or withholding taxes payable to the various foreign countries.
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
In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. In addition, our ability to incur indebtedness or make investments is restricted under the indentures governing our notes unless we have an Adjusted EBITDA to fixed charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.00 to 1.00. “Fixed charges” are defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of July 3, 2011, we were able to satisfy this test and incur additional indebtedness under the indentures. The restrictions on our ability to incur indebtedness or make investments under the indentures are also subject to other exceptions. On July 3, 2011, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facilities and the covenants under the indentures governing the notes.

Financial Measures that Supplement U.S. GAAP
EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for non-recurring items and other adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facility may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, as included in the calculation of Adjusted EBITDA below, the measure allows us to add estimated cost savings and operating synergies related to operational changes ranging from restructuring to acquisitions to dispositions as if such event occurred on the first day of the four consecutive fiscal quarter period ended on or before the occurrence of such event and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred. Adjusted EBITDA excludes the EBITDA of our subsidiary that is designated as an Unrestricted Subsidiary under our debt documents. We define Combined Adjusted EBITDA as Adjusted EBITDA modified to include the EBITDA of our subsidiary that is designated as an Unrestricted Subsidiary under our debt documents. Combined Adjusted EBITDA is an important performance measure used by our senior management and the board of directors to evaluate operating results and allocate capital resources.
EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA, Adjusted EBITDA or Combined Adjusted EBITDA, which are non-U.S. GAAP financial measures, as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the periods presented:

		Fiscal three-month period ended		Fiscal six-month period ended		Last twelve months ended
		July 3, 2011†	June 27, 2010††	July 3, 2011†	June 27, 2010††	July 3, 2011†
		(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.		$(11)	$(1)	$(14)	$(4)	(73)
Loss on extinguishment and exchange of debt		—	—	—	—	78
Interest expense, net		65	63	129	123	255
Income taxes		15	10	27	15	9
Depreciation and amortization		48	48	98	95	201
EBITDA		117	120	240	229	470
Noncontrolling interest	(a)	1	—	1	—	1
Restructuring and non-recurring	(b)	9	12	14	13	24
Non cash and purchase accounting effects	(c)	(3)	6	(12)	14	(19)
Exclusion of unrestricted subsidiary results	(d)	(7)	(5)	(14)	(7)	(26)
Management fee and other	(e)	1	1	2	2	4
Pro forma savings from shared services agreement	(f)	7	13	18	26	40
Adjusted EBITDA		$125	$147	$249	$277	494
Inclusion of unrestricted subsidiary results		7	5	14	7	26
Combined Adjusted EBITDA		$132	$152	$263	$284	520
Combined Adjusted EBITDA excluding pro forma savings from the shared services agreement		$125	$139	$245	$258	480

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$791
Senior Secured Leverage Ratio for the twelve-month period ended July 3, 2011		1.60

† The earthquake and tsunami on March 11, 2011 and related events reduced results from the first half of 2011.  The calculation of EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA does not include add-backs with respect to these events of $7 million, $16 million and $16 million, respectively, for the three-month period ended, the six-month period ended and last twelve months ended July 3, 2011.

†† The second quarter of 2010 and fiscal six-month results correspond to the totals reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which include the pro-forma effects of certain estimated cost saving initiatives reported in subsequent periods of 2010.
____________________

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.

(b)	Relates primarily to restructuring and non-recurring costs.

(c)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses, and (iv) reserve changes and impairment charges. For the fiscal three-month period ended July 3, 2011, non-cash items include: (i) unrealized foreign currency exchange gain of $4 million and (ii) stock-based compensation expense of $1 million. For the fiscal three-month period ended June 27, 2010, non-cash items include unrealized foreign currency exchange loss of $6 million.

(d)	Reflects the exclusion of the EBITDA of our subsidiary that is designated as an Unrestricted Subsidiary under our debt documents.

(e)	Management Fees and Other include management and other fees to Apollo and affiliates.

(f)	Represents estimated cost savings, on a pro-forma basis, from the Shared Services Agreement with MSC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2010 was provided in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to such disclosure.

Item 4.	Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Rules 13a-15e or 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
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
There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations. This situation could cause customers to terminate existing purchase orders and reduce the volume of products they purchase from us and further impact our customers' ability to pay our receivables, requiring us to assume additional credit risk related to these receivables or limit our ability to collect receivables from that customer;

•	insolvency of suppliers or the failure of suppliers to meet their commitments resulting in product delays;

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our senior secured credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated revolving credit facility to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

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
Our manufacturing operations require adequate supplies of raw materials and intermediate products on a timely basis. The loss of a key source or a delay in shipments could have an adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things:
•new or existing laws or regulations;
•suppliers' allocations to other purchasers;
•interruptions in production by suppliers; and
•natural disasters.
Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers.
For example, our silicones business is highly dependent upon access to silicon metal, a key raw material, and siloxane, an intermediate product that is derived from silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. In North America, there are only two significant silicon metal suppliers. Two of our competitors have also recently acquired silicon metal manufacturing assets in North America and Europe, respectively, becoming vertically integrated in silicon metal for a portion of their supply requirements and reducing the manufacturing base of certain independent silicon metal producers. In addition, silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the United States Department of Commerce and the International Trade Commission against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. We typically purchase silicon metal under fixed price contracts in the U.S. and Europe and in the spot market in Asia Pacific. Our silicon metal contracts in the U.S. and Europe typically are for a one-year term with fixed prices determined on an annual basis.
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
Our quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from one supplier, Unimin Corporation. Our long-term agreement with Unimin that spanned from 2005-2010 expired on December 31, 2010. We recently amended this agreement to extend the term through December 31, 2011 and to amend certain provisions regarding pricing and volume purchase requirements, among others. We anticipate ultimately negotiating a long-term contract with Unimin.
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
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers have been impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which have been significantly impacted by the earthquake and related events to date. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Our sales, operating income and Combined Adjusted EBITDA in the first half of 2011 were reduced by approximately $31 million, $16 million and $16 million, respectively, as a result of the earthquake and related events, primarily due to power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Normal plant operations at our Ohta facility were restored in early May but uncertainty in Japan continues with respect to local demand and the country's energy infrastructure. To the extent conditions worsen, including, but not limited to, the resumption of rolling blackouts, further restrictions on power usage, disruptions in the supply chain, increased radiation exposure from damaged nuclear power plants or the expansion of evacuation zones around nuclear power plants, it could materially and adversely affect our operations, operating results and financial condition.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2010, we incurred capital expenditures of $21 million on an aggregate basis to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.
Actual and alleged environmental violations have previously been, and continue to be, identified at our facility in Waterford, New York. We are cooperating with the New York State Department of Environmental Conservation and the U.S. Environmental Protection Agency, or USEPA, and the U.S. Department of Justice in their respective investigations of that facility's compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility's hazardous waste incinerators. Although we currently believe that the costs and potential penalties associated with these investigations will not have a material adverse impact on our business, these investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions.
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and is considering expanding the scope of such legislation. The USEPA has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could increase our energy costs, and may also require us to incur capital costs to modify our manufacturing facilities.
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
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:
•exchange controls and currency restrictions;
•currency fluctuations and devaluations;
•tariffs and trade barriers;
•export duties and quotas;
•changes in local economic conditions;
•changes in laws and regulations;
•exposure to possible expropriation or other government actions;
•hostility from local populations;
•diminished ability to legally enforce our contractual rights in non-U.S. countries;
•restrictions on our ability to repatriate dividends from our subsidiaries;
•unsettled political conditions and possible terrorist attacks against U.S. interests; and
•natural disasters or other catastrophic events.
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
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into a purchase or a sales transaction or indebtedness transaction using a different currency from the currency in which it records revenues. Given the volatility of exchange rates, we may not manage our currency transaction and/or translation risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations, including our tax obligations. Since most of our indebtedness is denominated in U.S. dollars, a strengthening of the U.S. dollar could make it more difficult for us to repay our indebtedness.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the Shared Services Agreement between us and MSC may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MSC and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of Craig O. Morrison, our chief executive officer, and William H. Carter, our chief financial officer, and other key members of our leadership team. We do not maintain any key-man insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals and engineers that have specialized skills required by our business and focused on the industries in which we compete. Competition for qualified employees in the materials industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.
Apollo controls us and our affiliate, MSC, and may have conflicts of interests with our investors or us in the future.
Apollo controls our ultimate parent company, Momentive Performance Materials Holdings LLC, or Momentive Holdings, which indirectly owns 100% of our common equity. In addition, representatives of Apollo comprise a majority of our directors. As a result, Apollo can control our ability to enter into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.
Our ultimate parent company, Momentive Holdings, is also the ultimate parent company of our affiliate, MSC. Therefore, in addition to controlling our activities through its control of Momentive Holdings, Apollo can also control the activities of MSC through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to, MSC ) will not decide to focus its attention and resources on matters relating to MSC or Momentive Holdings that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on MSC or any new business lines of MSC instead of us, it could adversely affect our ability to expand our existing business or develop new business.
Additionally, Apollo is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, even if Apollo invests in competing businesses through Momentive Holdings, such investments may be made through MSC or a newly-formed subsidiary of Momentive Holdings. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.
So long as Apollo continues to indirectly own a significant amount of the equity of Momentive Holdings, even if such amount is less than 50%, they will continue to be able to substantially influence or effectively control our ability to enter into any corporate transactions.

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
Certain members of our senior management team, including Mr. Morrison, our chief executive officer, and Mr. Carter, our chief financial officer, and other individuals who provide services to our business, are employed by our affiliate, MSC. Certain of our employees, who provide substantial services to our business, also provide services to MSC. The services of such individuals are provided by us to MSC, or by MSC to us, pursuant to the Shared Services Agreement that we recently entered into with MSC. Any or all of these individuals may be required to focus their time and energies on matters relating to MSC that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. Mr. Morrison and Mr. Carter and certain other key personnel became members of our management team in early October 2010. We cannot assure you that the transition to new members of our management team, the transition of other employees to their additional roles with MSC or us, or the implementation of the shared services arrangement with MSC, will not be disruptive to our business.
If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise, or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
As of December 31, 2010, 50% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees' terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management's attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse effect on our business.
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
The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions or joint ventures. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition and joint venture strategy include:
•potential disruptions of our ongoing business and distraction of management;
•unexpected loss of key employees or customers of the acquired company;
•conforming the acquired company's standards, processes, procedures and controls with our operations;
•coordinating new product and process development;
•hiring additional management and other critical personnel; and
•increasing the scope, geographic diversity and complexity of our operations.
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
We have substantial consolidated indebtedness. As of July 3, 2011, we had $3,046 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In 2011, after giving effect to our recent amendment to our credit agreement and based on our consolidated indebtedness outstanding at July 3, 2011, our annualized cash interest expense is projected to be approximately $237 million based on interest rates at July 3, 2011, of which $193 million represents cash interest expense on fixed-rate obligations.
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
$1,098 million, or approximately 36% of our borrowings as of July 3, 2011, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of July 3, 2011 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our 2011 annual estimated debt-service requirements by approximately $11 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
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

Despite our substantial indebtedness, we may still be able to incur significant additional indebtedness. This could intensify the risks described above and below.
We may be able to incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. Increasing our indebtedness could intensify the risks described above and below.
The terms governing our outstanding debt, including restrictive covenants, may adversely affect our operations.
The terms governing our outstanding debt contain, and any future indebtedness we incur would likely contain, numerous restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:
•incur or guarantee additional debt;
•pay dividends and make other distributions to our stockholders;
•create or incur certain liens;
•make certain loans, acquisitions, capital expenditures or investments;
•engage in sales of assets and subsidiary stock;
•enter into sale/leaseback transactions;
•enter into transactions with affiliates; and
•transfer all or substantially all of our assets or enter into merger or consolidation transactions.
In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities, requires us to maintain a specified leverage ratio. At July 3, 2011, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of July 3, 2011, the aggregate principal amount outstanding of MPM Holdings' PIK notes due 2017 was $654 million. These notes accrue interest in-kind until maturity.
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
Repayment of our debt is dependent on cash flow generated by our subsidiaries, which may be subject to limitations beyond our control.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

____________________
*    Filed herewith

**     Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 16, 2011

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON	Chief Executive Officer, President and Director (Principal Executive Officer)	August 16, 2011
Craig O. Morrison

/s/ WILLIAM H. CARTER	Chief Financial Officer (Principal Financial Officer)	August 16, 2011
William H. Carter

/s/ BILLIE JO CUTHBERT	Controller (Principal Accounting Officer)	August 16, 2011
Billie Jo Cuthbert