Form 10-Q
period 2011-09-30
Momentive Performance Materials Inc.
filed 2011-11-09
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on November 8, 2011 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$250	$254
Receivables, net (note 4)	410	385
Due from affiliates	5	4
Inventories (note 5)	436	375
Prepaid expenses	18	10
Income tax receivable	—	2
Deferred income taxes (note 7)	13	12
Other current assets	2	1
Total current assets	1,134	1,043
Property and equipment (net of accumulated depreciation and amortization of $814 and $715 at September 30, 2011 and December 31, 2010, respectively)	1,095	1,109
Other long-term assets	85	88
Deferred income taxes (note 7)	46	41
Intangible assets (net of accumulated amortization of $213 and $176 at September 30, 2011 and December 31, 2010, respectively)	568	586
Goodwill	442	425
Total assets	$3,370	$3,292
Liabilities and Deficit
Current liabilities:
Trade payables	$337	$303
Short-term borrowings (note 6)	1	2
Accrued expenses and other liabilities	162	170
Accrued interest	50	25
Due to affiliates	10	2
Accrued income taxes	5	10
Deferred income taxes (note 7)	18	13
Current installments of long-term debt (note 6)	36	25
Total current liabilities	619	550
Long-term debt (note 6)	2,961	2,952
Other liabilities	52	59
Pension liabilities (note 10)	291	272
Deferred income taxes (note 7)	72	63
Total liabilities	3,995	3,896
Commitments and contingencies (note 9)
Deficit:
Common stock	—	—
Additional paid-in capital	605	603
Accumulated deficit	(1,474)	(1,428)
Accumulated other comprehensive income (note 8)	244	217
Total Momentive Performance Materials Inc.'s deficit	(625)	(608)
Noncontrolling interests (note 8)	—	4
Total deficit	(625)	(604)
Total liabilities and deficit	$3,370	$3,292
See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 30, 2011	September 26, 2010	September 30, 2011	September 26, 2010
Net sales	$653	$662	$2,041	$1,918
Costs and expenses:
Cost of sales, excluding depreciation	448	432	1,351	1,207
Selling, general and administrative expenses	102	92	292	298
Depreciation and amortization expenses	49	49	147	143
Research and development expenses	20	19	60	52
Restructuring and other costs (note 2(c))	7	2	21	15
Operating income	27	68	170	203
Other income (expense):
Interest expense, net	(64)	(60)	(193)	(183)
Income (loss) before income taxes	(37)	8	(23)	20
Income taxes (benefit) (note 7)	(5)	(21)	22	(6)
Net income (loss)	(32)	29	(45)	26
Net income (loss) attributable to the noncontrolling interest	—	—	(1)	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(32)	$29	$(46)	$25

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in millions)

	Fiscal nine-month period ended
	September 30, 2011	September 26, 2010
Cash flows from operating activities:
Net income (loss)	$(45)	$26
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147	143
Amortization of debt discount and issuance costs	12	13
Deferred income taxes	9	(19)
Stock-based compensation expense	2	1
Paid-in-kind interest election	—	11
Changes in operating assets and liabilities:
Receivables	(21)	(61)
Inventories	(55)	(36)
Due to/from affiliates	10	3
Accrued income taxes	(2)	2
Prepaid expenses and other assets	(11)	3
Trade payables	26	43
Accrued expenses and other liabilities	—	53
Pension liabilities	12	10
Net cash provided by operating activities	84	192
Cash flows from investing activities:
Capital expenditures	(71)	(54)
Purchases of intangible assets	(2)	(2)
Net cash used in investing activities	(73)	(56)
Cash flows from financing activities:
Debt issuance costs	(5)	—
Increase (decrease) in short-term borrowings	(1)	7
Proceeds from long-term debt	52	—
Payments of long-term debt	(61)	(110)
Net cash used in financing activities	(15)	(103)
Increase (decrease) in cash and cash equivalents	(4)	33
Effect of exchange rate changes on cash	—	1
Cash and cash equivalents, beginning of period	254	210
Cash and cash equivalents, end of period	$250	$244

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions)

(1)	Business and Basis of Presentation
Momentive Performance Materials Inc. (the "Company" or "MPM") incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (MPM Holdings and together with its subsidiaries, the MPM Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor) business. The acquisition was completed on December 3, 2006 (the Acquisition). GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE. On October 1, 2010, the newly formed holding companies of MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), merged, with the surviving entity renamed Momentive Performance Materials Holdings LLC. The Company refers to this transaction as the "Momentive Combination". As a result of the merger, Momentive Performance Materials Holdings LLC (Momentive Holdings) became the ultimate parent company of Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC. and subsidiaries, "Apollo").
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
The collective bargaining agreements that cover the Willoughby, Ohio, Waterford, New York and Sistersville, West Virginia facilities expired in June 2010, June 2010 and July 2010, respectively. The Company reached agreement on new collective bargaining agreements for each of these facilities with terms extending into 2013. The Company does not have other significant collective bargaining agreements that will expire before the end of September 2012.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the interim periods are not necessarily indicative of results for the full year. The balance sheet data as of December 31, 2010 was derived from audited consolidated financial statements as of December 31, 2010, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The Company has evaluated events and transactions subsequent to September 30, 2011 through November 9, 2011, the date of issuance of its unaudited Condensed Consolidated Financial Statements. During the three months ended September 30, 2011, the Company transitioned from a fiscal calendar to a Roman calendar, resulting in two less days when compared to the same period in 2010.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(2)	Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of September 30, 2011 and December 31, 2010, and for the fiscal three and nine-month periods ended September 30, 2011 and September 26, 2010. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in a consolidated joint venture affiliate. During the fiscal three-month period ended July 3, 2011, the Company disposed of its interest in this affiliate. The noncontrolling interests are disclosed in Note 8. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

(b)	Income Taxes
For the fiscal three and nine-month periods ended September 30, 2011 and September 26, 2010, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Discrete items are recorded in the period in which they are incurred.
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
For the fiscal three-month periods ended September 30, 2011 and September 26, 2010, the Company recognized restructuring of $1 and $0, respectively, and other costs of $6 and $1, respectively. For the fiscal nine-month periods ended September 30, 2011 and September 26, 2010, the Company recognized restructuring of $4 and $0, respectively, and other costs of $17 and $14, respectively. Other costs of $14 for the fiscal nine-month period ended September 26, 2010 were primarily comprised of costs associated with the settlement of all claims brought by the National Labor Relations Board arising from a dispute between the Company and one of its unions related to wage reductions and changes in job classifications implemented by the Company at its Waterford, NY facility in January 2009. These costs are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.
The following table sets forth the changes in the restructuring reserve, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets:

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Silicones	Quartz	Total
Balance as of January 1, 2010	$8	$3	$11
Additions	3	—	3
Cash payments	(8)	(3)	(11)
Foreign currency translation adjustments	—	—	—
Balance as of December 31, 2010	3	—	3
Additions	4	—	4
Cash payments	(3)	—	(3)
Foreign currency translation adjustments	—	—	—
Balance as of September 30, 2011	$4	$—	$4

The restructuring costs above are primarily related to the Momentive Combination and are expected to be paid in 2011 and 2012.

(d)	Use of Estimates
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
In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, the Company plans to early adopt ASU 2011-08 for its annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 is not expected to have a material impact on the Company's consolidated financial statements.

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
The Company considered the applicability and impact of all other recently issued ASUs and determined that they were either not applicable or are expected to have minimal impact on the Company's consolidated financial position and results of operations.

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

At September 30, 2011 and December 31, 2010, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended September 30, 2011 that would reduce the fair value receivable amount owed, if any, to the Company.
At September 30, 2011, the Company estimates that the $1,365 of outstanding springing lien notes had a fair value of approximately $956; the $379 of outstanding fixed rate senior subordinated notes had a fair value of approximately $321; the $1,018 of outstanding variable rate term loans had a fair value of approximately $927; the $178 of outstanding fixed rate second-lien senior secured notes with a $200 aggregate principal amount had a fair value of approximately $204; and the fair value of the $4 outstanding medium term loan, the $37 outstanding fixed asset loan and the $16 of outstanding working capital loans were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(4)	Receivables, net
Receivables consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Trade	$356	$339
Other:
VAT	21	23
Advances	17	11
Other	19	15
Total receivables	413	388
Allowance for doubtful accounts	(3)	(3)
Total receivables, net	$410	$385

(5)	Inventories
Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw materials and work in process	$158	$125
Finished goods	278	250
Total inventories	$436	$375

(6)	Indebtedness

(a)	Short-Term Borrowings
At September 30, 2011, the Company's short-term borrowings consisted of bank borrowings of $1 with a weighted average interest rate of 9.70%. At December 31, 2010, the Company's short-term borrowings consisted of a loan from a former subsidiary of $2.

(b)	Long-Term Debt
As of September 30, 2011, the Company had no outstanding borrowings under the revolving credit facility. The outstanding letters of credit under the revolving credit facility at September 30, 2011 were $50, leaving an unused borrowing capacity of $250. Outstanding letters of credit issued under the synthetic letter of credit facility at September 30, 2011 were $33, leaving an unused capacity of $1.
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
In March 2011, Momentive Performance Materials Nantong Co. Ltd. (MPM Nantong) entered into a fixed asset

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

loan agreement with Agricultural Bank of China (ABOC) providing for a loan of $37, which was funded on March 21, 2011. The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. The proceeds of this loan along with internal funds were used to fully pay the remaining amount outstanding due under MPM Nantong's construction loan with China Construction Bank of $51. Principal repayments on the new fixed asset loan agreement are due and payable in annual installments of $8 (subject to exchange rates) on December 31 of 2011 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly and is based on 101% of the People's Bank of China reference rate. The interest rate on the loan as of September 30, 2011 was 6.51%. MPM Nantong also entered into two working capital loan agreements with ABOC in April and May, 2011 providing for revolving secured loans up to $16 (subject to exchange rates), all of which were outstanding as of September 30, 2011. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually and bear interest based on 105% of the People's Bank of China reference rate for loans with a one-year term. The interest rate on these loans as of September 30, 2011 was 6.89%.
At September 30, 2011, the Company was in compliance with the covenants of all long-term debt agreements.

(7)	Income Taxes
Income taxes for the fiscal three-month period ended September 30, 2011 includes favorable discrete tax adjustments of $10 and income taxes for the fiscal nine-month periods ended September 30, 2011 includes unfavorable discrete tax adjustments of $4, primarily pertaining to foreign currency exchange losses/gains in certain jurisdictions that generated tax benefit/expense and hedged currency exchange gains/losses in other jurisdictions for which no net tax expense/benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the fiscal three-month period ended April 3, 2011 in the U.S. and non-U.S. jurisdictions. For the fiscal three and nine-month periods ended September 26, 2010, these favorable adjustments were $27 and $27, respectively, primarily pertaining to a valuation allowance release in certain non-U.S. jurisdictions.
The effective tax rate was 14% and -263% for the fiscal three-month periods ended September 30, 2011 and September 26, 2010, respectively. The effective tax rate was -96% and -30% for the fiscal nine-month periods ended September 30, 2011 and September 26, 2010, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of the Company's net deferred tax assets and a valuation allowance release in certain non-U.S. jurisdictions in 2010, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which the Company operates.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company's assessment that the net deferred tax assets will likely not be realized.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2010 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $425, which could result in a tax obligation of $172, based on currency exchange rates as of September 30, 2011. Should the intercompany arrangement be settled or the Company changes its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(8)     Comprehensive (Loss) Income
The balances for each classification of comprehensive (loss) income are as follows:

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 30, 2011	September 26, 2010	September 30, 2011	September 26, 2010
Net income (loss)	$(32)	$29	$(45)	$26
Foreign currency translation	30	12	28	53
Other comprehensive income adjustments, net	—	—	(1)	2
Comprehensive (loss) income	(2)	41	(18)	81
Net income attributable to the noncontrolling interest	—	—	(1)	(1)
Comprehensive (loss) income attributable to Momentive Performance Materials Inc.	$(2)	$41	$(19)	$80
The following table details changes in equity (deficit), including changes in equity (deficit) attributable to the Momentive Performance Materials Inc. shareholder and changes in equity attributable to the noncontrolling interests:

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income
Balance as of January 1, 2011	$(604)	$—	$603	$(1,428)	$217	$4
Stock option activity and other	2	—	2	—	—	—
Dividends paid to noncontrolling interest	(1)	—	—	—	—	(1)
Comprehensive income (loss):
Net income (loss)	(45)	—	—	(46)	—	1
Foreign currency translation adjustment - net	28	—	—	—	28	—
Other comprehensive income adjustments - net	(1)	—	—	—	(1)	—
Disposition of joint venture	(4)	—	—	—	—	(4)
Balance as of September 30, 2011	$(625)	$—	$605	$(1,474)	$244	$—

	Total	Equity (deficit) attributable to Momentive Performance Materials Inc. shareholder				Equity attributable to noncontrolling interest
		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income
Balance as of January 1, 2010	$(578)	$—	$602	$(1,364)	$180	$4
Dividends paid to noncontrolling shareholder	(1)					(1)
Comprehensive income (loss):
Net income (loss)	26	—	—	25	—	1
Foreign currency translation adjustment - net	53	—	—	—	53	—
Other comprehensive income adjustments - net	2	—	—	—	2	—
Balance as of September 26, 2010	$(498)	$—	602	$(1,339)	$235	$4

(9) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
(b) Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company's best estimate of discounted future costs. As of September 30, 2011 and December 31, 2010, the Company had recognized obligations of $7 and $7, respectively, for remediation costs at the Company's manufacturing facilities and offsite landfills. These amounts are included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.

(10)	Pension Plans and Other Postretirement Benefits
The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three and nine-month periods ended September 30, 2011 and September 26, 2010:

	Pension		Postretirement
	Fiscal three-month period ended
	September 30, 2011	September 26, 2010	September 30, 2011	September 26, 2010
Service cost	$7	$5	$1	$1
Interest cost	3	2	1	1
Amortization of prior service cost (benefit)	—	—	—	—
Expected return on plan assets	(1)	(1)	—	—
Total	$9	$6	$2	$2

	Pension		Postretirement
	Fiscal nine-month period ended
	September 30, 2011	September 26, 2010	September 30, 2011	September 26, 2010
Service cost	$20	$16	$1	$1
Interest cost	8	6	4	3
Amortization of prior service cost (benefit)	—	—	1	1
Expected return on plan assets	(4)	(4)	—	—
Amortization of actuarial gain	—	(1)	—	—
Other	—	1	—	—
Total	$24	$18	$6	$5

In 2011, the Company expects to contribute approximately $14 and $3 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $5 and $11 to its Domestic plans during the fiscal three and nine-month periods ended September 30, 2011, respectively.

(11)	Stock Option Plans and Stock-Based Compensation

On February 23, 2011, the Compensation Committee of the Board of Managers of Momentive Holdings approved the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “2011 Equity Plan”). Under the 2011 Equity Plan, Momentive Holdings can award unit options, unit awards, restricted units, restricted deferred units, and other unit-based awards. The restricted deferred units are nonvoting units of measurement, which are deemed to be equivalent to one common unit of Momentive Holdings. The unit options are options to purchase common units of Momentive Holdings. The awards contain restrictions on transferability and other typical terms and conditions.

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

The Tranche A Options were granted with a grant date fair value of approximately $2. The fair value was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.21% risk free interest rate, a 6.25 year expected life, a 37.4% expected volatility rate and a 0% dividend rate. Compensation cost of less than $1 and $1 related to these awards was recognized during the fiscal three and nine-month periods ended September 30, 2011.

The Tranche B and Tranche C Options were granted with performance and market conditions with a grant date fair value of approximately $1 and $1, respectively. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and the dividend rate was 0%. The expected life is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the fiscal three and nine-month periods ended September 30, 2011 because as of September 30, 2011, it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Restricted Deferred Units

The Tranche A RDUs were granted with a grant date fair value of approximately $1. Compensation cost of less than $1 and $1 related to these awards was recognized during the fiscal three and nine-month periods ended September 30, 2011.

The Tranche B RDUs and Tranche C RDUs were granted with a grant date fair value of approximately $1 and $1, respectively. The fair value of each RDU was estimated at the grant date using the same Monte Carlo valuation method and assumptions as for the unit options. The RDU's have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted average expected life of 21.4 years. Compensation cost has not been recognized for the Tranche B RDUs and Tranche C RDUs during the fiscal three and nine-month periods ended September 30, 2011 because as of September 30, 2011, it is not probable the related restricted deferred units will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended September 30, 2011:
Net sales (a)	$568	$85	$—	$653
Operating income (loss) (b)	16	18	(7)	27
Depreciation and amortization	42	7	—	49
Interest expense, net	64	—	—	64
Income taxes (benefit)	(14)	9	—	(5)
Capital expenditures	19	7	—	26

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended September 26, 2010:
Net sales (a)	$585	$77	$—	$662
Operating income (loss) (b)	61	17	(10)	68
Depreciation and amortization	42	7	—	49
Interest expense, net	60	—	—	60
Income taxes (benefit)	(22)	1	—	(21)
Capital expenditures	20	4	—	24

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal nine-month period ended September 30, 2011:
Net sales (a)	$1,780	$261	$—	$2,041
Operating income (loss) (b)	123	62	(15)	170
Depreciation and amortization	126	21	—	147
Interest expense, net	193	—	—	193
Income taxes	4	18	—	22
Capital expenditures	56	15	—	71

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal nine-month period ended September 26, 2010:
Net sales (a)	$1,700	$218	$—	$1,918
Operating income (loss) (b)	191	47	(35)	203
Depreciation and amortization	123	20	—	143
Interest expense, net	183	—	—	183
Income taxes (benefit)	(12)	6	—	(6)
Capital expenditures	44	10	—	54
__________________

(a)	There were no intersegment sales during the fiscal three and nine-month periods ended September 30, 2011 or September 26, 2010, respectively.

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

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 30, 2011	September 26, 2010	September 30, 2011	September 26, 2010
Net sales:
United States	$222	$220	$658	$630
Canada	12	12	35	33
Pacific	194	214	613	611
Europe	194	191	646	573
Mexico and Brazil	31	25	89	71
	$653	$662	$2,041	$1,918

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	September 30, 2011	December 31, 2010
Total long-lived assets:
United States	$579	$599
Canada	18	18
Pacific	838	833
Europe	663	663
Mexico and Brazil	7	7
	$2,105	$2,120

(13)     Guarantor/Non-Guarantor Subsidiary Financial Information
As of September 30, 2011, the Company had outstanding $200 in aggregate principal amount of second-lien senior notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €150 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, the Condensed Consolidated Statements of Operations for the fiscal three and nine-month periods ended September 30, 2011 and September 26, 2010 and Condensed Consolidated Statements of Cash Flows for the fiscal nine-month periods ended September 30, 2011 and September 26, 2010 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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

Condensed Consolidated Balance Sheet as of September 30, 2011:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$43	$3	$204	$—	$250
Receivables, net	—	126	284	—	410
Due from affiliates	1	108	24	(128)	5
Inventories	—	201	235	—	436
Prepaid expenses	—	15	3	—	18

Deferred income taxes	—	1	12	—	13
Other current assets	—	1	1	—	2
Total current assets	44	455	763	(128)	1,134
Property and equipment, net	—	493	602	—	1,095
Other long-term assets	57	2	26	—	85
Deferred income taxes	—	—	46	—	46
Investment in nonconsolidated affiliates	1,534	(62)	—	(1,472)	—
Investment in affiliates	—	1,123	91	(1,214)	—
Intangible assets, net	—	86	482	—	568
Goodwill	—	—	442	—	442
Total assets	$1,635	$2,097	$2,452	$(2,814)	$3,370
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$119	$218	$—	$337
Short-term borrowings	—	—	1	—	1
Accrued expenses and other liabilities	2	68	92	—	162
Accrued interest	50	—	—	—	50
Due to affiliates	6	24	108	(128)	10
Accrued income taxes	—	—	5	—	5
Deferred income taxes	—	—	18	—	18
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	58	211	478	(128)	619
Long-term debt	1,921	—	1,040	—	2,961
Other liabilities	—	9	43	—	52
Pension liabilities	—	160	131	—	291
Intercompany Borrowings	281	183	750	(1,214)	—
Deferred income taxes	—	—	72	—	72
Total liabilities	2,260	563	2,514	(1,342)	3,995
Equity (deficit):
Additional paid-in capital	605	1,958	566	(2,524)	605
Accumulated deficit	(1,474)	(668)	(888)	1,556	(1,474)
Accumulated other comprehensive income	244	244	260	(504)	244
Total Momentive Performance Materials Inc.’s equity (deficit)	(625)	1,534	(62)	(1,472)	(625)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(625)	1,534	(62)	(1,472)	(625)
Total liabilities and equity (deficit)	$1,635	$2,097	$2,452	$(2,814)	$3,370

Condensed Consolidated Balance Sheet as of December 31, 2010:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31	$1	$222	$—	$254
Receivables, net	—	108	277	—	385
Due from affiliates	2	84	30	(112)	4
Inventories	—	188	187	—	375
Prepaid expenses	—	7	3	—	10
Income tax receivable	—	—	2	—	2
Deferred income taxes	—	—	12	—	12
Other current assets	—	1	—	—	1
Total current assets	33	389	733	(112)	1,043
Property and equipment, net	—	507	602	—	1,109
Other long-term assets	60	2	26	—	88
Deferred income taxes	—	—	41	—	41
Investment in nonconsolidated affiliates	—	—	—	—	—
Investment in affiliates	1,430	(90)	—	(1,340)	—
Intercompany borrowing	—	997	109	(1,106)	—
Intangible assets, net	—	91	495	—	586
Goodwill	—	—	425	—	425
Total assets	$1,523	$1,896	$2,431	$(2,558)	$3,292
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$86	$217	$—	$303
Short-term borrowings	—	—	2	—	2
Accrued expenses and other liabilities	1	79	90	—	170
Accrued interest	25	—	—	—	25
Due to affiliates	—	30	84	(112)	2
Accrued income taxes	—	—	10	—	10
Deferred income taxes	—	—	13	—	13
Current installments of long-term debt	—	—	25	—	25
Total current liabilities	26	195	441	(112)	550
Long-term debt	1,910	—	1,042	—	2,952
Other liabilities	—	9	50	—	59
Pension liabilities	—	151	121	—	272
Intercompany Borrowings	195	111	800	(1,106)	—
Deferred income taxes	—	—	63	—	63
Total liabilities	2,131	466	2,517	(1,218)	3,896
Equity (deficit):
Additional paid-in capital	603	2,001	566	(2,567)	603
Accumulated deficit	(1,428)	(788)	(890)	1,678	(1,428)
Accumulated other comprehensive income	217	217	234	(451)	217
Total Momentive Performance Materials Inc.’s equity (deficit)	(608)	1,430	(90)	(1,340)	(608)
Noncontrolling interests	—	—	4	—	4
Total equity (deficit)	(608)	1,430	(86)	(1,340)	(604)
Total liabilities and equity (deficit)	$1,523	$1,896	$2,431	$(2,558)	$3,292

Condensed Consolidated Statements of Operations for the fiscal three-month periods ended September 30, 2011 and September 26, 2010:

	Fiscal three-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$294	$487	$(128)	$653
Costs and expenses:
Cost of sales, excluding depreciation	—	212	364	(128)	448
Selling, general and administrative expenses	(16)	33	92	—	109
Depreciation and amortization expenses	—	20	29	—	49
Research and development expenses	—	14	6	—	20
Operating income (loss)	16	15	(4)	—	27
Other income (expense):
Interest income	—	26	2	(27)	1
Interest expense	(53)	(4)	(35)	27	(65)
Other income (expense), net	5	(32)	—	27	—
Income (loss) before income taxes	(32)	5	(37)	27	(37)
Income taxes (benefit)	—	—	(5)	—	(5)
Net income (loss)	(32)	5	(32)	27	(32)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(32)	$5	$(32)	$27	$(32)

	Fiscal three-month period ended September 26, 2010:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$287	$498	$(123)	$662
Costs and expenses:
Cost of sales, excluding depreciation	—	198	357	(123)	432
Selling, general and administrative expenses	29	54	11	—	94
Depreciation and amortization expenses	—	22	27	—	49
Research and development expenses	—	13	6	—	19
Operating income (loss)	(29)	—	97	—	68
Other income (expense):
Interest income	—	24	2	(26)	—
Interest expense	(51)	(1)	(34)	26	(60)
Other income (expense), net	109	86	—	(195)	—
Income (loss) before income taxes	29	109	65	(195)	8
Income taxes (benefit)	—	—	(21)	—	(21)
Net income (loss)	29	109	86	(195)	29
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$29	$109	$86	$(195)	$29

Condensed Consolidated Statements of Operations for the fiscal nine-month periods ended September 30, 2011 and September 26, 2010:

	Fiscal nine-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$899	$1,568	$(426)	$2,041
Costs and expenses:
Cost of sales, excluding depreciation	—	623	1,154	(426)	1,351
Selling, general and administrative expenses	9	126	178	—	313
Depreciation and amortization expenses	—	58	89	—	147
Research and development expenses	—	41	19	—	60
Operating income (loss)	(9)	51	128	—	170
Other income (expense):
Interest income	—	78	6	(83)	1
Interest expense	(160)	(10)	(107)	83	(194)
Other income (expense), net	123	1	(2)	(122)	—
Income (loss) before income taxes	(46)	120	25	(122)	(23)
Income taxes (benefit)	—	—	22	—	22
Net income (loss)	(46)	120	3	(122)	(45)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(46)	$120	$2	$(122)	$(46)

	Fiscal nine-month period ended September 26, 2010:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$827	$1,462	$(371)	$1,918
Costs and expenses:
Cost of sales, excluding depreciation	—	542	1,036	(371)	1,207
Selling, general and administrative expenses	(26)	155	184	—	313
Depreciation and amortization expenses	—	61	82	—	143
Research and development expenses	—	35	17	—	52
Operating income (loss)	26	34	143	—	203
Other income (expense):
Interest income	—	72	5	(77)	—
Interest expense	(155)	(4)	(101)	77	(183)
Other income (expense), net	154	53	—	(207)	—
Income (loss) before income taxes	25	155	47	(207)	20
Income taxes (benefit)	—	1	(7)	—	(6)
Net income (loss)	25	154	54	(207)	26
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Momentive Performance Materials Inc.	$25	$154	$53	$(207)	$25

Condensed Consolidated Statement of Cash Flows for the fiscal nine-month period ended September 30, 2011:

	Fiscal nine-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(132)	$134	$82	$—	$84
Cash flows from investing activities:
Capital expenditures	—	(34)	(37)	—	(71)
Purchases of intangible assets	—	(2)	—	—	(2)
Proceeds from the return of capital	—	11	—	(11)	—
Net cash used in investing activities	—	(25)	(37)	(11)	(73)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc., net	49	3	(52)	—	—
Decrease in short-term borrowings	—	—	(1)	—	(1)
Proceeds from long-term debt	—	—	52	—	52
Payments of long-term debt	—	—	(61)	—	(61)
Intercompany borrowing	86	(51)	(35)	—	—
Net financing activities between affiliates	10	(59)	49	—	—
Return of capital	—	—	(11)	11	—
Net cash provided by (used in) financing activities	140	(107)	(59)	11	(15)
Increase (decrease) in cash and cash equivalents	8	2	(14)	—	(4)
Effect of exchange rate changes on cash	4	—	(4)	—	—
Cash and cash equivalents, beginning of period	31	1	222	—	254
Cash and cash equivalents, end of period	$43	$3	$204	$—	$250

Condensed Consolidated Statement of Cash Flows for the fiscal nine-month period ended September 26, 2010:

	Fiscal nine-month period ended September 26, 2010:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(63)	$148	$107	$—	$192
Cash flows from investing activities:
Capital expenditures	—	(31)	(23)	—	(54)
Purchases of intangible assets	—	(1)	(1)	—	(2)
Net cash used in investing activities	—	(32)	(24)	—	(56)
Cash flows from financing activities:
Dividends paid within MPM Inc., net	48	(23)	(25)	—	—
Net change in short-term debt	—	—	7	—	7
Proceeds from long-term debt	—	—	—	—	—
Payments of long-term debt	—	(100)	(10)	—	(110)
Net financing activities between affiliates	37	1	(38)	—	—
Net cash provided by (used in) financing activities	85	(122)	(66)	—	(103)
Increase (decrease) in cash and cash equivalents	22	(6)	17	—	33
Effect of exchange rate changes on cash	(26)	—	27	—	1
Cash and cash equivalents, beginning of period	57	9	144	—	210
Cash and cash equivalents, end of period	$53	$3	$188	$—	$244

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(14) Subsequent Events

Subsequent to September 30, 2011 but prior to the filing date of this quarterly report, the Company repurchased on the open market and extinguished €17.2 million in aggregate principal amount of its 9.5% Second-Priority Springing Lien Notes due 2021. The total purchase price excluding accrued interest paid by the Company was €12.2 million.

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
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., pricing actions by our competitors that could affect our operating margins, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section in our most recent Annual Report on Form 10-K, our other filings made with the SEC and this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, we plan to early adopted ASU 2011-08 for our annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder's equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for us on January 1, 2012. We are currently assessing the impact of ASU 2011-05 to the presentation of our Statement of Comprehensive Income within our unaudited financial statements.
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

Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc. and referred to herein as "MSC"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the "Momentive Combination". In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (referred to herein as the "Shared Services Agreement"), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC. As a result, we expect that the Momentive Combination, including the Shared Services Agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, technology development and administrative and overhead savings. We expect to achieve a total of approximately $50 million of cost savings in connection with the Shared Services Agreement. Through September 30, 2011, we realized $28 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 15 to 21 months.

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

•
Expand Our Global Reach in Faster Growing Regions. We intend to continue to grow internationally by expanding our product sales to our customers around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing. Furthermore, by consolidating sales and distribution infrastructures via the Momentive Combination, we expect to accelerate the penetration of our high-end, value-

added products into new markets, thus further leveraging our research and applications efforts.

•
Increase Shift to High-Margin Specialty Products. We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments, high-margin specialty products will continue to be a larger part of our broader portfolio. Consequently, we have witnessed a strong organic improvement in our profitability profile as a whole over the last several years which we believe will continue.

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

•
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of our and MSC's respective global footprints and technology platforms. For instance, we anticipate being able to further penetrate our products into Latin America, where MSC has historically maintained a larger manufacturing and selling presence. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure.

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

2011 Overview

•	Net sales increased 6% in the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to increases in prices.

•
Operating income in the nine months ended September 30, 2011 was $170 million, down $33 million from the same period in 2010 primarily driven by increases in raw material inflation and the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events, partially offset by increases in price and specialty volumes.

•
Net sales decreased 1% in the third quarter of 2011 as compared to the third quarter of 2010, while operating income decreased $41 million as compared to operating income in the third quarter of 2010. The decrease in sales is primarily attributable to the decrease in volumes more than offsetting the increase in selling prices and favorable exchange rate fluctuations. The decrease in operating income was driven by a decrease in volumes and increases in raw material costs, partially offset by price increases in certain of our specialty businesses.

•
Although our manufacturing facility in Ohta, Japan suffered no significant damage to key assets or materials from the earthquake and tsunami in Japan on March 11, 2011 and subsequent aftershocks, our operations at this facility primarily during the first half of 2011 were impacted by power, transportation and other supply related issues, along with reduced demand from Japanese customers impacted by the earthquake.

•
During the nine months ended September 30, 2011, we realized approximately $15 million in cost savings as a result of the Shared Services Agreement with MSC. As of September 30, 2011, we have approximately $33 million of in-process cost savings and synergies that we expect to achieve over the next 15 to 21 months in connection with the Shared Services Agreement.

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
Due to recent worldwide economic developments, the short-term outlook for the remainder of 2011 and early 2012 for our business is difficult to predict. In the third quarter of 2011, we experienced sequential quarter volume decreases across our silicones businesses as a result of recent macroeconomic factors. The continued turmoil in the global financial markets, the downgrade in the U.S. debt credit rating, the ongoing debt crisis in Europe, tightness in the Chinese credit markets and lack of consumer confidence may continue to lead to softness in demand for products within both of our reportable segments during the remainder of 2011 and early 2012.

During the third quarter of 2011, we experienced year over year decreases in sales volume in our Silicones business and weak demand has continued into the fourth quarter of 2011. Deteriorating economic conditions have resulted in more cautious customer spending behavior and lower demand for our products as compared to last year.

Our Quartz segment continued to see strength year over year in the semiconductor market, but on a sequential basis, sales for our Quartz segment were down slightly driven by a slowdown in the overall semiconductor market. We anticipate this slowdown to continue into 2012.

In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MSC in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses.

An additional economic recession or further postponement of the modest economic recovery could have an adverse impact on our business and results of operations. If global economic growth remains slow for an extended period of time or another economic recession occurs, the fair value of our reporting units and long-lived assets could be more adversely affected than we estimated in earlier periods. This may result in goodwill or other additional asset impairments beyond amounts that have already been recognized.
We expect long-term raw material cost fluctuations to continue because of price movements of key feedstocks. To help mitigate the fluctuations in raw material pricing, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We anticipate that raw material cost fluctuations will stabilize for the remainder of 2011. We believe implemented pricing actions will compensate for the increase in raw materials and energy costs experienced in the first three quarters of 2011.

We remain optimistic about our position in the global markets when they do recover to more stable conditions.

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended September 30, 2011 and September 26, 2010:
Fiscal three-month period ended September 30, 2011 compared to fiscal three-month period ended September 26, 2010 (Unaudited)

(in millions)	Fiscal three-month period ended
	September 30, 2011		September 26, 2010
Net sales	$653	100%	$662	100%
Costs and expenses:
Cost of sales, excluding depreciation	448	69%	432	65%
Selling, general and administrative expenses	151	23%	141	21%
Research and development expenses	20	3%	19	3%
Restructuring and other costs	7	1%	2	—%
Operating income	27	4%	68	10%
Other income (expense)
Interest expense, net	(64)	(10)%	(60)	(9)%
Other income, net	—	—	—	—%
Income (loss) before income taxes	(37)	(6)%	8	1%
Income taxes (benefit)	(5)	(1)%	(21)	(3)%
Net income (loss)	$(32)	(5)%	$29	4%
Net income (loss) attributable to the noncontrolling interest	—	—	—	—%
Net income (loss) attributable to Momentive Performance Materials Inc.	$(32)	(5)%	$29	4%
Net Sales by Segment
Silicones	$568	87%	$585	88%
Quartz	85	13%	77	12%
Total	$653	100%	$662	100%

Net Sales. Net sales in the fiscal three-month period ended September 30, 2011 were $653 million, compared to $662 million for the fiscal three-month period ended September 26, 2010 (the "prior quarter in 2010"), a decrease of 1%. The decrease was primarily due to a decrease in sales volume of 10%, partially offset by an increase in selling prices of 4% and favorable exchange rate fluctuations of 5%.
Net sales for our Silicones segment in the fiscal three-month period ended September 30, 2011 were $568 million, compared to $585 million for the prior quarter in 2010, a decrease of 3%. The decrease was primarily due to a decrease in sales volume of 13%, partially offset by favorable exchange rate fluctuations of 6% and increases in selling prices of 4%. Sales in our Silicones segment were negatively impacted by lower sales volume in the construction, industrial and personal care sectors, partially offset by higher sales volume in the automotive sector. Compared to the second quarter of 2011, net sales for our Silicones segment decreased by 11% primarily due to decreases in sales volume. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.
Net sales for our Quartz segment in the fiscal three-month period ended September 30, 2011 were $85 million, compared to $77 million for the prior quarter in 2010, an increase of 10%. The increase was primarily due to increases in selling prices of 5%, favorable exchange rate fluctuations of 3% and an increase in volume of 2%. Volume benefited from demand for semiconductor related products. Compared to the second quarter of 2011, net sales for our Quartz decreased by 3%.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended September 30, 2011 was $448 million, compared to $432 million for the prior quarter in 2010, an increase of 4%. The increase was primarily due to inflation in raw material and processing costs of 8% and fluctuations in exchange rates of 8%, partially offset by lower sales volume of 10%.
Cost of sales, excluding depreciation, for our Silicones segment was $401 million, compared to $391 million for the prior quarter in 2010, an increase of 3%. The increase was primarily due to inflation in raw material and processing costs of

8% and fluctuations in exchange rates of 8%, partially offset by lower sales volume of 13%.
Cost of sales, excluding depreciation, for our Quartz segment was $47 million for the fiscal three-month period ended September 30, 2011, compared to $41 million for the prior quarter in 2010, an increase of 14%. The increase was primarily due to fluctuations in exchange rates of 7%, inflation in raw material and processing costs of 4% and an increase in sales volume of 2%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended September 30, 2011 were $151 million, compared to $141 million for the prior quarter in 2010, an increase of 7%. The increase was primarily due to fluctuations in exchange rates of 17%, partially offset by decreases in sales commissions and incentives of 4% and savings realized in connection with the shared services agreement with MSC of 2%.
Research and Development Expenses. Research and development expenses in the fiscal three-month period ended September 30, 2011 were $20 million, compared to $19 million for the prior quarter in 2010, an increase of 5%. The increase was primarily related to the timing of new projects as well as the cost of additional headcount.
Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended September 30, 2011 were $7 million, compared to $2 million for the prior quarter in 2010. For the fiscal three-month period ended September 30, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $1 million and other costs (primarily one-time payments for services and integration costs) of $6 million. For the fiscal three-month period ended September 26, 2010, these costs were comprised of other costs (primarily one-time payments for services) of $2 million. See Note 2(c) to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the fiscal three-month period ended September 30, 2011 was $64 million, compared to $60 million for the prior quarter in 2010, an increase of 7%. The increase was primarily due to higher average interest rates as a result of the increase in the margins on our extended term loans.
Income Taxes. Income taxes for the fiscal three-month periods ended September 30, 2011 and September 26, 2010 included favorable discrete tax adjustments of $10 million and $27 million, respectively, primarily pertaining to a valuation allowance release in certain non-U.S. jurisdictions in 2010 and foreign currency exchange losses in certain jurisdictions that generated tax benefit and hedged currency exchange gains in other jurisdictions for which no net tax expense is recognized due to a full valuation allowance in those jurisdictions in 2010 and 2011.
The effective tax rate was 14% and -263% for the fiscal three-month periods ended September 30, 2011 and September 26, 2010, respectively. The change in the effective tax rate was primarily due the maintenance of a full valuation allowance against a substantial amount of the our net deferred tax assets and a valuation allowance release in certain non-U.S. jurisdictions in 2010, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2010 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $425 million, which could result in a tax obligation of $172 million, based on currency exchange rates as of September 30, 2011. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Income (Loss) Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal three-month period ended September 30, 2011 was $32 million, compared to net income of $29 million for the prior quarter in 2010. The change was a result of the effects described above.

The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal nine-month periods ended September 30, 2011 and September 26, 2010:
Fiscal nine-month period ended September 30, 2011 compared to fiscal nine-month period ended September 26, 2010 (Unaudited)

(in millions)	Fiscal nine-month period ended
	September 30, 2011		September 26, 2010
Net sales	$2,041	100%	$1,918	100%
Costs and expenses:
Cost of sales, excluding depreciation	1,351	66%	1,207	63%
Selling, general and administrative expenses	439	22%	441	23%
Research and development expenses	60	3%	52	3%
Restructuring and other costs	21	1%	15	1%
Operating income	170	8%	203	11%
Other income (expense)
Interest expense, net	(193)	(9)%	(183)	(10)%
Other income, net	—	—%	—	—%
Income (loss) before income taxes	(23)	(1)%	20	1%
Income taxes (benefit)	22	1%	(6)	—%
Net income (loss)	$(45)	(2)%	$26	1%
Net income (loss) attributable to the noncontrolling interest	(1)	—%	(1)	—%
Net income (loss) attributable to Momentive Performance Materials Inc.	$(46)	(2)%	$25	1%
Net Sales by Segment
Silicones	$1,780	87%	$1,700	89%
Quartz	261	13%	218	11%
Total	$2,041	100%	$1,918	100%

Net Sales. Net sales in the fiscal nine-month period ended September 30, 2011 were $2,041 million, compared to $1,918 million for the fiscal nine-month period ended September 26, 2010 (the "prior period in 2010"), an increase of 6%. The increase was primarily due to an increase in selling prices of 5% and favorable exchange rate fluctuations of 3%, partially offset by a decrease in sales volume of 2%.
Net sales for our Silicones segment in the fiscal nine-month period ended September 30, 2011 were $1,780 million, compared to $1,700 million for the prior period in 2010, an increase of 5%. The increase was primarily due to an increase in prices of 4% and favorable exchange rate fluctuations of 4%, partially offset by a decrease of sales volume of 3%. A decline in sales volume of approximately 2% due to the earthquake in Japan and related events was offset by the favorable impact of additional days in our fiscal calendar of approximately 2%. Sales for our Silicones segment were positively impacted by the automotive, energy and industrial sectors. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.
Net sales for our Quartz segment in the fiscal nine-month period ended September 30, 2011 were $261 million, compared to $218 million for the prior period in 2010, an increase of 20%. The increase was primarily due to an increase in volume of 12%, increases in selling prices of 6% and favorable exchange rate fluctuations of 2%. Volume benefited from strong overall demand for semiconductor related products.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal nine-month period ended September 30, 2011 was $1,351 million, compared to $1,207 million for the prior period in 2010, an increase of 12%. The increase was primarily due to inflation in raw material and processing costs of 9% and fluctuations in exchange rates of 6%, partially offset by lower sales volume of 2%.
Cost of sales, excluding depreciation, for our Silicones segment in the fiscal nine-month period ended September 30, 2011 was $1.212 million, compared to $1,088 million for the prior period in 2010, an increase of 11%. The increase was primarily due to inflation in raw material and processing costs of 10% and fluctuations in exchange rates of 6%, partially offset by lower sales volume of 3%.
Cost of sales, excluding depreciation, for our Quartz segment in the fiscal nine-month period ended September 30,

2011 was $139 million, compared to $119 million for the prior period in 2010, an increase of 17%. The increase was primarily due to higher sales volume of 12%, fluctuations in exchange rates of 3% and inflation in raw material and processing costs of 2%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal nine-month period ended September 30, 2011 were $439 million, compared to $441 million for the prior period in 2010. The decrease was driven by savings realized in connection with the Shared Services Agreement with MSC of 2%, decreases in sales commissions and incentives of 1% , partially offset by additional days in our fiscal calendar of 1%, and an increase in depreciation and amortization of 2%.
Research and Development Expenses. Research and development expenses in the fiscal nine-month period ended September 30, 2011 were $60 million, compared to $52 million for the prior period in 2010, an increase of 15%. The increase was primarily related to the timing of new projects as well as the cost of additional headcount and additional days during the period.
Restructuring and Other Costs. Restructuring and other costs in the fiscal nine-month period ended September 30, 2011 were $21 million, compared to $15 million for the same period in 2010. For the fiscal nine-month period ended September 30, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $4 million and other costs (primarily one-time payments for services and integration costs) of $17 million. For the fiscal nine-month period ended September 26, 2010, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $1 million and other costs (primarily one-time payments for services) of $14 million primarily for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at out Waterford, NY facility in January 2009. See Note 2(c) to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the fiscal nine-month period ended September 30, 2011 was $193 million, compared to $183 million for the prior period in 2010, an increase of 5%. The increase was primarily due to higher average interest rates as a result of the increase in the margins on our extended term loans.
Income Taxes. Income taxes for the fiscal nine-month period ended September 30, 2011 included unfavorable discrete tax adjustments of $4 million and income taxes for the fiscal nine-month period September 26, 2010 included favorable discrete tax adjustments of $27 million. These adjustments primarily pertain to a valuation allowance release in certain non-U.S. jurisdictions in 2010 and foreign currency exchange gains/losses in certain jurisdictions that generated tax expense/benefit and hedged currency exchange losses/gains in other jurisdictions for which no net tax benefit/expense is recognized due to a full valuation allowance in those jurisdictions in 2010 and 2011, partially offset by the resolution of certain tax matters in the fiscal three-month period ended April 3, 2011 in the U.S. and non-U.S. jurisdictions.
The effective tax rate was -96% and -30% for the fiscal nine-month periods ended September 30, 2011 and September 26, 2010, respectively. The change in the effective tax rate was primarily due the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and a valuation allowance release in certain non-U.S. jurisdictions in 2010, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2010 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $425 million, which could result in a tax obligation of $172 million, based on currency exchange rates as of September 30, 2011. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Income (Loss) Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal nine-month period ended September 30, 2011 was $46 million, compared to net income of $25 million for the fiscal nine-month period ended September 26, 2010. The change was a result of the effects described above.

Liquidity and Capital Resources

	Fiscal nine-month period ended
	September 30, 2011	September 26, 2010
	(dollars in millions)
Cash provided by operating activities	$84	$192
Cash used in investing activities	(73)	(56)
Cash used in financing activities	(15)	(103)
(Decrease) increase in cash and cash equivalents, before effect of exchange rate changes on cash	$(4)	$33

Operating activities. Cash provided by operating activities was $84 million in the fiscal nine-month period ended September 30, 2011, compared to $192 million in the fiscal nine-month period ended September 26, 2010. Net loss of $45 million included $170 million of non-cash and non-operating income items, of which $147 million was for depreciation and amortization, $9 million was for deferred taxes, $2 million was for stock-based compensation and $12 million was in amortization of deferred debt discount and issuance costs. Net working capital (defined as receivables and inventories less trade payables) used $50 million of cash driven by an increase in our accounts receivable of $21 million and inventories of $55 million, partially offset by an increase in trade payables of $26 million. Other assets and liabilities provided cash of $9 million reflecting an increase in pension liabilities of $12 million, an increase in due to/due from affiliates of $10 million, partially offset by an increase in prepaid expenses and other assets of $11 million and a decrease in accrued income taxes of $2 million. For the nine-month period ended September 26, 2010, net income of $26 million included $149 million of non-cash and non-operating income items, of which $143 million was for depreciation and amortization, $13 million was for amortization of deferred debt discount and issuance costs and $11 million was in non-cash paid-in-kind interest, partially offset by $19 million for deferred income taxes. Net working capital used $54 million in cash driven by increases in our accounts receivable and inventories of $61 million and $36 million, respectively, partially offset by an increase in trade payables of $43 million. Other assets and liabilities provided $71 million in cash primarily reflecting increases in accrued expenses and interest and pension liabilities.
Investing activities. Cash used in investing activities was $73 million in the fiscal nine-month period ended September 30, 2011, compared to $56 million in the fiscal nine-month period ended September 26, 2010. Cash used in investing activities in the fiscal nine-month period ended September 30, 2011 primarily consisted of ongoing expenditures of $71 million for environmental, health and safety compliance and maintenance projects. Cash used in investing activities in the fiscal nine-month period ended September 26, 2010 primarily consisted of ongoing expenditures of $54 million for environmental, health and safety compliance and maintenance projects.
Financing activities. Cash used in financing activities was $15 million in the fiscal nine-month period ended September 30, 2011, compared to $103 million in the fiscal nine-month period ended September 26, 2010. Cash used in financing activities in the fiscal nine-month period ended September 30, 2011 consisted of principal payments of $61 million, $5 million of debt issuance costs associated with the amendment of our credit agreement and a decrease in short-term borrowings of $1 million, partially offset by additional borrowings of $52 million. Cash used by financing activities in the fiscal nine-month period ended September 26, 2010 consisted of principal payments of $100 million and $5 million under our revolving credit facility and term loans and $5 million of principal payments required under our Nantong construction loan, respectively, partially offset by $7 million of new short-term borrowings.
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
We had $2,997 million of indebtedness at September 30, 2011. Accordingly, we have significant debt service obligations. In addition, at September 30, 2011, we had $500 million in liquidity, including $250 million of unrestricted cash and cash equivalents (of which $204 million is maintained in foreign jurisdictions), and $250 million of borrowings available under our revolving credit facility. Our net working capital (defined as receivables and inventories less trade payables) at September 30, 2011 was $509 million.
Our senior secured credit facilities at September 30, 2011 consist of two variable-rate term loans in an aggregate principal amount of approximately $1,018 million, a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million and a $34 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH. The term loans, one of which is denominated in Euros, and our synthetic letter of credit facility are extended to Momentive Performance Materials GmbH.
There were no borrowings outstanding under the revolving credit facility as of September 30, 2011. The outstanding letters of credit under the revolving credit facility at September 30, 2011 were $50 million, leaving unused borrowing capacity of $250 million. Outstanding letters of credit issued under the synthetic letter of credit facility at September 30, 2011 were $33 million, leaving unused capacity of $1 million.

On February 3, 2011, we entered into an amendment to the credit agreement governing our senior secured credit facilities. Under the amendment, which closed on February 10, 2011, we extended the maturity of approximately $437 million and €298 million of our U.S. and Euro denominated term loans held by consenting lenders from December 4, 2013 to May 5, 2015 and increased the interest rate on these term loans 125 basis points to LIBOR plus 3.5% and Euro LIBOR plus 3.5%, respectively, among other actions. The original U.S. and Euro denominated terms loans of approximately $67 million and €86 million that were not extended continue to have a maturity date of December 4, 2013 and an interest rate of LIBOR plus 2.25% and Euro LIBOR plus 2.25%, respectively.
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
As of September 30, 2011, we had outstanding $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the "Dollar Fixed-Rate Notes"), €150 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the "Euro Fixed-Rate Notes" and together with the Dollar Fixed-Rate Notes, the

"Second-Priority Springing Lien Notes"), $200 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). Following September 30, 2011 but prior to the date of this quarterly report, however, we repurchased €17.2 million in aggregate principal amount of the Euro Fixed-Rate Notes on the open market, reducing the aggregate principal amount of Euro Fixed-Rate Notes outstanding from €150 million to €132.8 million. See “Debt Repurchases and Other Transactions” below. The Second-Priority Springing Lien Notes, Second Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
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
As of September 30, 2011, Momentive Performance Materials Nantong Co. Ltd. ("MPM Nantong") had outstanding borrowings of $37 million under a fixed asset loan agreement with Agricultural Bank of China ("ABOC"). The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. The proceeds of this loan, which was funded in March 2011, along with internal funds were used to fully pay the remaining amount outstanding due under MPM Nantong's construction loan with China Construction Bank of $51 million in March 2011. Principal repayments under the fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2011 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly. The interest rate on the loan as of September 30, 2011 was 6.51%. MPM Nantong also entered into two working capital loan agreements with ABOC in April and May 2011 providing for revolving secured loans up to $16 million (subject to exchange rates), all of which were outstanding as of September 30, 2011. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually. The interest rate on these loans as of September 30, 2011 was 6.89%.
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

Subsequent to September 30, 2011 but prior to the filing date of this quarterly report, we repurchased €17.2 million in aggregate principal amount of our Euro Fixed-Rate Notes on the open market for a total purchase price excluding accrued interest of €12.2 million.

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
In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. In addition, our ability to incur indebtedness or make investments is restricted under the indentures governing our notes unless we have an Adjusted EBITDA to fixed charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.00 to 1.00. “Fixed charges” are defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of September 30, 2011, we were not able to satisfy this test. The restrictions on our ability to incur indebtedness or make investments under the indentures are also subject to other exceptions. On September 30, 2011, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facilities and the covenants under the indentures governing the notes.

Financial Measures that Supplement U.S. GAAP
EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use

EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for non-recurring items and other adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facility may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, as included in the calculation of Adjusted EBITDA below, the measure allows us to add estimated cost savings and operating synergies related to operational changes ranging from restructuring to acquisitions to dispositions as if such event occurred on the first day of the four consecutive fiscal quarter period ended on or before the occurrence of such event and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred. Adjusted EBITDA excludes the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents. We define Combined Adjusted EBITDA as Adjusted EBITDA modified to include the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents. Combined Adjusted EBITDA is an important performance measure used by our senior management and the board of directors to evaluate operating results and allocate capital resources.
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
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the periods presented:

		Fiscal three-month period ended		Fiscal nine-month period ended		Last twelve months ended
		September 30, 2011†	September 26, 2010	September 30, 2011†	September 26, 2010	September 30, 2011†
		(dollars in millions)
Net income (loss) attributable to Momentive Performance Materials Inc.		$(32)	$29	$(46)	$25	(134)
Loss on extinguishment and exchange of debt		—	—	—	—	78
Interest expense, net		64	60	193	183	259
Income taxes		(5)	(21)	22	(6)	25
Depreciation and amortization		49	49	147	143	200
EBITDA		76	117	316	345	428
Noncontrolling interest	(a)	—	—	1	1	1
Restructuring and non-recurring	(b)	7	2	21	15	29
Non cash and purchase accounting effects	(c)	12	5	—	19	(12)
Exclusion of unrestricted subsidiary results	(d)	(4)	(6)	(18)	(13)	(24)
Management fee and other	(e)	1	1	3	4	4
Pro forma savings from shared services agreement	(f)	7	13	24	39	33
Adjusted EBITDA		$99	$132	$347	$410	459
Inclusion of unrestricted subsidiary results		4	6	18	13	24
Combined Adjusted EBITDA		$103	$138	$365	$423	483
Combined Adjusted EBITDA excluding pro forma savings from the shared services agreement		$96	$125	$341	$384	450

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$782
Senior Secured Leverage Ratio for the twelve-month period ended September 30, 2011		1.70

† The earthquake and tsunami on March 11, 2011 and related events reduced results from the first half of 2011.  The calculation of EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA does not include add-backs with respect to these events of $16 million and $16 million, respectively, for the fiscal nine-month period ended and last twelve months ended September 30, 2011.
____________________

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.

(b)	Relates primarily to restructuring and non-recurring costs.

(c)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses, and (iv) reserve changes and impairment charges. For the fiscal three-month period ended September 30, 2011, non-cash items include: (i) unrealized foreign currency exchange loss of $11 million and (ii) stock-based compensation expense of $1 million. For the fiscal three-month period ended September 26, 2010, non-cash items include (i) unrealized foreign currency exchange loss of $4 million and (ii) unrealized loss on natural gas hedges of $1 million.

(d)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents.

(e)	Management Fees and Other include management and other fees to Apollo and affiliates.

(f)	Represents estimated cost savings, on a pro-forma basis, from the Shared Services Agreement with MSC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

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
There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

The U.S. Environmental Protection Agency (USEPA) has notified us that it believes we failed to comply with certain release notification and reporting requirements in connection with an accidental release of a hazardous substance that occurred in 2009 at our Sistersville, West Virginia facility. In October 2011, the USEPA informed us that it is considering the initiation of an enforcement action seeking administrative assessment of penalties. We are in discussions with the USEPA regarding resolution of this matter.

There have been no other material developments to our previous disclosures on legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Global economic and financial market conditions, including severe market disruptions like in late 2008 and 2009 and the potential for a significant and prolonged global economic downturn, have impacted or could impact our business operations in a number of ways including, but not limited to, the following:

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

Global economic conditions may weaken again. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment weakens again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at September 26, 2010. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
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
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers have been impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which have been significantly impacted by the earthquake and related events to date. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Our sales, operating income and Combined Adjusted EBITDA in the first half of 2011 were reduced by approximately $31 million, $16 million and $16 million, respectively, as a result of the earthquake and related events, primarily due to power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Normal plant operations at our Ohta facility were restored in early May but uncertainty in Japan continues primarily with respect to local demand and the country's energy infrastructure. To the extent conditions worsen, including, but not limited to, the resumption of rolling blackouts, further restrictions on power usage, disruptions in the supply chain, increased radiation exposure from damaged nuclear power plants or the expansion of evacuation zones around nuclear power plants, it could materially and adversely affect our operations, operating results and financial condition.
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
In addition, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be strict, joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved regardless of our fault or whether we are aware of the conditions giving rise to the liability. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property damages and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
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
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as REACH, which stands for Registration, Evaluation and Authorization of Chemicals. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.
Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, based upon modeled potential impacts on the aquatic environment, the Canadian government has listed as environmentally toxic octamethylcyclotetrasiloxane, or D4, a chemical substance that we manufacture, and has proposed listing as environmentally toxic decamethylcyclopentasiloxane, or D5, another chemical substance that we manufacture. The Canadian government is developing, and will likely finalize, regulations to limit the discharge of D4 into the aquatic environment. The Canadian Minister of Environment has convened a Board of Review to assess whether D5 warrants listing as environmentally toxic. The Board has concluded that D5 has not, and will not in the future, pose a danger to the environment. If the Minister rejects the Board’s conclusion, D5 may nonetheless also be eventually subject to similar regulations. These regulations may include limitations on the import into Canada, or the use in Canada, of certain products containing more than a specified amount of these chemical substances. The European Union is also reviewing these two chemicals, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two chemical substances in the European Union. Finally, the USEPA has stated that they are reviewing the potential risks posed by these two substances to the environment to determine whether regulatory measures are warranted. Regulation of our products containing such substances by the European Union, Canada and/or the United States would likely reduce our sales within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
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
We produce and use hazardous chemicals that require appropriate procedures and care to be used in handling them or in using them to manufacture other products. As a result of the hazardous nature of some of the products we produce and use, we may face claims relating to incidents that involve our customers' improper handling, storage and use of our products. These lawsuits could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our financial condition and profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.
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
Our ultimate parent company, Momentive Holdings, is also the ultimate parent company of our affiliate, MSC. Therefore, in addition to controlling our activities through its control of Momentive Holdings, Apollo can also control the activities of MSC through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to, MSC) will not decide to focus its attention and resources on matters relating to MSC or Momentive Holdings that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on MSC or any new business lines of MSC instead of us, it could adversely affect our ability to expand our existing business or develop new business.

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
We have substantial consolidated indebtedness. As of September 30, 2011, we had $2,997 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In 2011, after giving effect to our recent amendment to our credit agreement and based on our consolidated indebtedness outstanding at September 30, 2011, our annualized cash interest expense is projected to be approximately $238 million based on interest rates at September 30, 2011, of which $193 million represents cash interest expense on fixed-rate obligations.
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
$1,075 million, or approximately 35% of our borrowings as of September 30, 2011, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of September 30, 2011 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $11 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
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
In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities, requires us to maintain a specified leverage ratio. At September 30, 2011, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
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
In addition the terms governing our indebtedness limit our ability to sell assets and also restrict the use of proceeds from that sale, including restrictions on transfers from us to MSC and vice versa. We may be unable to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Furthermore, a substantial portion of our assets is, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our consolidated debt obligations in the event of an acceleration of any of our consolidated indebtedness.
We may be unable to generate sufficient cash flow from operations to pay dividends or distributions to our direct parent company in amounts sufficient for it to pay its debt.
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of September 30, 2011, the aggregate principal amount outstanding of MPM Holdings' PIK notes due 2017 was $671 million. These notes accrue interest in-kind until maturity.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 9, 2011

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON	Chief Executive Officer, President and Director (Principal Executive Officer)	November 9, 2011
Craig O. Morrison

/s/ WILLIAM H. CARTER	Chief Financial Officer (Principal Financial Officer)	November 9, 2011
William H. Carter

/s/ BILLIE JO CUTHBERT	Controller (Principal Accounting Officer)	November 9, 2011
Billie Jo Cuthbert