Form 10-K
period 2011-12-31
Momentive Performance Materials Inc.
filed 2012-03-02
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on February 1, 2012 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

PART I
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek,” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., pricing actions by our competitors that could affect our operating margins, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1. BUSINESS
Overview
Momentive Performance Materials Inc., a Delaware corporation, together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company” and, together with our direct parent company, Momentive Performance Materials Holdings Inc., the “MPM Group”) believes that it is one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz division manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers' products.
We were created on December 3, 2006 through the acquisition of certain assets, subsidiaries and liabilities of General Electric Company ("GE") that comprised GE's Advanced Materials, an operating unit within the Industrial Segment of GE, by the MPM Group (the “GE Advanced Materials Acquisition”). Affiliates of Apollo Management Holdings, L.P. (together with the investment funds they manage (the “Apollo Funds”) and Apollo Global Management, LLC and its subsidiaries, “Apollo”) formed MPM and Momentive Performance Materials Holdings Inc., our direct parent company ("MPM Holdings"), for the purpose of consummating the GE Advanced Materials Acquisition. On October 1, 2010, MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the direct parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc. and referred to herein as “MSC”), became subsidiaries of a new holding company, Momentive Performance Materials Holdings LLC (referred to herein as “Momentive Holdings”). We refer to this event as the “Momentive Combination”.
We believe that our scale and global reach provide significant efficiencies in our fixed and variable cost structure and that our breadth of related products provides significant operational, technological and commercial advantages. Our manufacturing capacity at our internal sites and joint venture in China is sufficient to produce the substantial majority of one of our key intermediates, siloxane, which facilitates a low-cost operating structure and security of supply.
We are one of two producers in the silicones market with global siloxane production capacity. As of December 31, 2011, we had 23 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this worldwide network of production facilities, we serve more than 5,000 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L'Oreal, BASF, The Home Depot and Lowe's. Note, our customer classifications for the Silicones division were modified in 2011 and, as a result, the division's total number of customers has been adjusted accordingly. Under the modified classifications, the division's total customers on a year over year basis are not materially different.
We believe we have created a value-added, technical service-oriented business model that enables us to target and participate in high-margin and high-growth specialty markets. These specialty markets account for the majority of our revenues and continue to be a growing part of our business.
Our Strengths
Our company has the following competitive strengths:
Leading Global Silicones Producer. We believe we are one of the world's largest producers of silicones and silicone derivatives, with leading positions in various product lines and geographic areas. We believe our scale, global reach and breadth of product offerings provide us with significant advantages over many of our competitors by allowing us to serve global customers with precise specifications, particularly those expanding production in developing nations.
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
Broad-Based Diversification.
Industry Diversification. Our Silicones business has a diversified revenue base across a variety of end-markets, reducing our vulnerability to industry trends. Furthermore, our products are often used in niche applications that represent a small portion of our customers' material costs. Our leading end-markets are building and construction, which consists of industrial and infrastructure construction and repair, urethane foam additives, and a number of other specialty products.
Customer Diversification. We have a diverse customer base of more than 5,000 customers between our Silicones and Quartz businesses and are well balanced across multiple geographies. In 2011, our top 20 customers accounted for less than 21% of our total revenues, and no single customer accounted for more than 3% of our total revenues. We have maintained long-standing relationships with many of our customers.
Geographic Diversification. We have a global sales presence, with approximately 38%, 31% and 31% of our 2011 revenues generated in the Americas, Europe and Asia, respectively, compared to 38%, 30% and 32% in 2010.
Global Infrastructure. We are a global company with significant manufacturing capacity in each of the Americas, Europe and Asia. We have 23 production facilities located around the world, R&D centers on three continents and sales to customers in over 100 countries. The Silicones business has three siloxane production facilities located in Waterford, New York, Ohta, Japan and Leverkusen, Germany, as well as a siloxane manufacturing joint venture in Jiande, China, and two silanes production facilities in Sistersville, West Virginia and Termoli, Italy. The Quartz production sites are located in Ohio, Geesthacht, Germany, Kozuki, Japan and Wuxi, China.
We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships.
Attractive Intermediate Position. We produce siloxane, the key intermediate required to manufacture silicones, in the United States, Germany and Japan, and source siloxane from a joint venture in China. This manufacturing capacity is sufficient to meet the substantial majority of our current requirements for siloxane. We also source a portion of our requirements through long-term and/or supply agreements. We believe this combination of siloxane supply, along with our ability to purchase siloxane from other suppliers when pricing is advantageous, reduces our overall cost structure and strengthens our overall competitiveness.
Leading Fused Quartz and Specialty Ceramics Producer. We believe we are a global leader in the fused quartz and ceramics product markets in which we compete. In particular, we believe we are the largest manufacturer of quartz products for the semiconductor end-market and the second largest manufacturer of quartz products for fiber optics. Our leadership position and profitability are driven by several factors, including strong customer relationships and the precise quality and purity specifications of our products. Additionally, we believe we are a leader in several ceramic materials end-markets, including cosmetic additives.
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
Increase Shift to High-Margin Specialty Products. We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments, high-margin specialty materials will continue to be a larger part of our broader portfolio. Consequently, we have witnessed a strong organic improvement in our profitability profile as a trend over the last several years which we believe will continue.
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
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of our and MSC's respective global footprints and technology platforms. For instance, we anticipate greater penetration of our products into Latin America, where MSC has historically maintained a larger manufacturing and selling presence. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure. We expect to achieve a total of approximately $52 million of cost savings related to the Momentive Combination. Through December 31, 2011, we realized $35 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 12 to 18 months.
Generate Free Cash Flow and Deleverage. We expect to generate strong free cash flow over the long term due to our size, cost structure, and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise in efficiently managing our working capital. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no significant short-term maturities and strong liquidity position. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.
Our Business Segments
Silicones
We believe we are one of the world’s largest producers of silicones and silicone derivatives, manufacturing a wide range of high-performing elastomers, engineered materials and fluids. Product families within our silicones business include fluids (textiles, personal care, home care, agriculture and oil and gas applications), silanes and resins (tires, additives for coatings, masonry water repellents and protective coatings for plastics and rubber), elastomers (healthcare and automotive applications), intermediates, engineered materials, urethane additives (polyurethane foam additives) and consumer and construction sealants. Silicones are used in product formulations primarily due to two distinguishing factors: (1) their high degree of inertness (i.e., resistance to heat, electricity and chemical reactions); and (2) their ability during manufacturing to greatly modify their viscosity, enabling production of end-products with a significant variation in levels of lubricity or adhesion. Silicones are developed using separate finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.
Silicones is comprised of both specialty and core products. Core products consist of a variety of elastomers, fluids and silanes that have more standardized specifications than our specialty products. These products are often sold to other silicone formulators, which upgrade them through further processing or mixing with other materials. Core products are sold to virtually every silicone and silane end-market, including personal care, construction, automotive, cable and wire and electronic end-markets. Core products require lower sales force dedication, less application development and minimum technology investment as compared to our specialty products. Core products represented approximately 22% and 24% of Silicones revenues for the fiscal years ended December 31, 2011 and 2010, respectively.
For the fiscal year ended December 31, 2011, our Silicones division generated revenues of $2,310 million compared to $2,286 million for the fiscal years ended December 31, 2010.
Product Portfolio
Our silicones product portfolio consists primarily of the sectors set forth below.

•
Fluids. Fluids products are polydimethylsiloxane polymers, co-polymers, elastomers and gel networks, high-performance antifoams and emulsions. Silicone fluids exhibit low surface tension, excellent gloss, excellent sensory, softening and conditioning properties, good thermal stability and excellent viscosity over a wide temperature range, which permits usage in a number of applications. Fluids are used primarily in the personal care, home care and auto care, textiles, oil and gas, agriculture and industrial end-markets and are sold under the Magnasoft, Sagtex, Formasil, Silwet, Silsoft, Silshine, Tospearl and Velvesil brands. Fluids products represented approximately 27% of Silicones revenues for the fiscal years ended December 31, 2011 and 2010, respectively.

•
Silanes and Resins. Silane and resin products are primarily used as components in a variety of specialty applications where improved performance is desired. Resins are used as binders in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally focused on situations where required performance characteristics, such as paintability, high-temperature or harsh environmental resistance, are beyond the scope of traditional materials. Our Tospearl resins are also used as light diffusion aids in LCD/LED screens, lighting and as slip agents in plastic packaging materials and paints & coatings. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. Silane and resin products are sold into a diverse range of end-markets, including aerospace, construction, coatings and inks, paint, adhesives, electronics, motor vehicles, sealants, rubber and plastics. We sell silane and specialty resins brands including: Silblock, A-Link,Wetlink, Silquest, NXT, Pearlene, SPUR, Tospearl and CoatOSil. Silane and resin products represented approximately 14% of Silicones revenues for the fiscal years ended December 31, 2011 and 2010, respectively.

•
Intermediates. Intermediate products are a broad set of Siloxane, Silane, and by-product materials produced in chemical operation and primarily used as inputs for other product portfolios. Intermediate products represented approximately 2% of Silicones revenues for the fiscal years ended December 31, 2011 and 2010, respectively.

•
Elastomers. Silicone elastomers are blends of silicone polymers and various fillers and include solid and liquid elastomers. Favorable performance characteristics include a broad temperature range, excellent resistance to weathering, low toxicity, good electrical insulation properties and acoustical damping qualities. Silicone elastomers are used in the production of a variety of products, including gaskets, seals, hoses and tubing, as well as numerous consumer items. Elastomers products are used primarily in the healthcare, consumer products, energy and automotive end-markets and are sold under the Tufel, Ultra Tufel, Silplus, LSR / LIM, Silopren, and Addisil brand names. Elastomers products represented approximately 18% of Silicones revenues for the fiscal year ended December 31, 2011 compared to 19% in 2010.

•
Engineered Materials. Engineered Materials consist of two product groups, Specialty Coating and RTV (Room Temperature Vulcanization) products. Specialty Coatings products are fully formulated solutions designed to enhance performance and drive productivity in various applications. Performance attributes include high-

temperature resistance, abrasion resistance, pressure sensitive adhesion or release and weatherability. Specialty Coatings products are sold into a diverse range of end-markets, including construction, tape and label, adhesives, electronics and automotive. Specialty Coatings brands include SilForce, Silgrip, Silblock, Baysilone, and Anchorsil. RTV products consist of highly engineered gels, greases, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include the TSE, SilCool, InvisiSil and SnapSil brand names. Engineered material products represented approximately 15% of Silicones revenues for the fiscal years ended December 31, 2011 and 2010, respectively.

•
Urethane Additives. Urethane Additive’s product portfolio includes silicone surfactants used essentially for stabilizing polyurethane foam and a diverse line of tertiary amines to provide blow, gel and balanced catalysis in polyurethane foam reaction. Polyurethane applications include furniture, bedding, auto interior, appliances, construction, carpet backing, footwear and PU leather. Urethane additive products are sold under the Niax and Geolite brands. Urethane additive products represented approximately 12% of Silicones revenues for the fiscal year ended December 31, 2011 compared to 11% in 2010.

•
Consumer and Construction Sealants. Consumer sealants are used by homeowners, builders and contractors for a variety of projects throughout the home including increasing energy efficiency, reducing damaging effects of moisture and protecting the home from pollen, pollution and pests. Construction sealants are used in structural glazing, weather-sealing, and insulated glass applications in new and remedial large-scale commercial building projects. We have an exclusive royalty-free right to use the GE brand for these products through December 3, 2013, with a five-year renewal option that would require payment of royalties. Our consumer and construction sealant products are also sold under various private labels for a number of hardware and paint retailers. Consumer and construction sealants represented approximately 12% of Silicones revenues for the fiscal year ended December 31, 2011 and 2010, respectively.

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
Customers. Our Silicones division had sales to more than 3,800 different customers in 2011 in a variety of industries. In 2011, our top 20 customers accounted for approximately 24% of our total revenues, and no single customer accounted for more than 3% of total revenues. We have maintained long-standing relationships with many of our customers. For example, we have served one of our largest customers, The Home Depot, Inc., for over 20 years.
Key Materials.

•
Silicon Metal. Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include FerroAtlantica, Elkem, Globe Specialty Metals, Advanced Metallurgical Group, Rima, Simcoa and other smaller vendors located around the world. We currently purchase silicon metal under multi-year, one-year or short-term contracts and in the spot market. We typically purchase silicon metal under contracts in the United States and Europe and in the spot market in Asia Pacific.

•
Siloxane. Siloxane is a key intermediate required to produce the silicones polymer. We produce siloxane for our internal use in Waterford, New York; Leverkusen, Germany and Ohta, Japan and source siloxane from a joint venture in Jiande, China. This manufacturing capacity is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements under an existing off-take agreement with Asia Silicones Monomer Limited (“ASM”), an affiliate of GE, at a cost-plus pricing formula. To backstop our supply from ASM, in connection with the GE Advanced Materials Acquistion, we entered into a long-term supply agreement, pursuant to which GE and its affiliate will ensure that we are provided with a minimum annual supply of siloxane from ASM or an alternative source in certain circumstances through December 2026. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.” In addition, from time to time, we enter into supply agreements with third parties to take advantage of favorable pricing and minimize our costs.

•
Methanol. Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Methanex, MHTL and Saudi Basic Industries Corporation (formerly GE Plastics, referred to herein as “SABIC”). We typically enter into annual or quarterly contracts for methanol.

Quartz
We believe that our Quartz division is a global leader in the development and manufacturing of fused quartz and ceramic materials. Fused quartz, a man-made glass manufactured principally from quartz sand, is used in processes requiring extreme temperature, high purity and other specific characteristics. Fused quartz and ceramic materials are used in a wide range of industries, including semiconductor, lamp tubing, manufacturing, packaging, cosmetics and fiber optics. We believe that our Quartz division is a leading global producer of quartz tubing, ingots and crucibles and high-performance, non-oxide ceramic powders, coatings and solids.
Our Quartz division’s products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from microchip makers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 48% of our Quartz division’s revenue for the fiscal year ended December 31, 2011 compared to 63% for 2010 and 52% in 2009. For the fiscal year ended December 31, 2011, our Quartz division generated revenues of $327 million compared to $302 million for the fiscal years ended December 31, 2010.
Customers. Our Quartz division had sales to over 1,200 different customers in 2011 in a variety of industries. In 2011, our top 20 customers accounted for 56% of total revenues of the Quartz division, and the largest customer accounted for approximately 7% of total revenues of the Quartz division.
Raw Materials. Naturally occurring quartz sand is the key raw material for fused quartz products. The natural quartz sand market is dominated by the Unimin Corporation ("Unimin"), which owns the Harris and Hawkins District mine in North Carolina. This is substantially the only mine in the world currently identified as having the high quality quartz sand required for semiconductor quartz fabrication and is believed to maintain approximately 20 years of proven reserves.
Because Unimin controls more than 90% of this market, that company exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have averaged approximately 3-5% per year. While we continue to negotiate a new long-term supply arrangement with Unimin, we recently amended our supply agreement with Unimin, extending the term of the agreement through June 30, 2012. We also periodically evaluate other quartz sand sources around the world.
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
Intellectual Property

We own or have licenses to use a large number of patents relating to our products and processes. We currently have the right to utilize approximately 800 active patents in the United States, approximately 2,800 active patents in the other countries of the world and approximately 2,400 pending patent applications worldwide. While the remaining durations of these patents range from less than one year to almost 20 years, the portion of the portfolio dealing with our new products comprises patents with durations of fourteen to twenty years. We also have the right to utilize approximately 100 registered U.S. trademarks protecting our products, with counterpart registrations in commercially significant non-U.S. countries. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademark applications and trademarks relating to our Velvesil, Silwet, Silsoft, Spur, and NXT brands, technologies and products are considered material to our business. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a description of our licensing arrangements with GE.
Environmental Regulations

Our policy is to strive to operate our plants in a manner that protects the environment and the health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies and practices managed by our Environmental, Health and Safety, or EH&S department, and overseen by the EH&S Committee of the Board of Directors of Momentive Holdings. Our EH&S department has the responsibility to ensure that our operations worldwide comply with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incident response planning and implementation. Our EH&S policies and practices include management systems and procedures relating to environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental regulation at the federal, state and international level. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities and at third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at or from our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management, environmental health and safety, we may incur liabilities in the future, and these liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.

Although our environmental policies and practices are designed to ensure compliance with international, federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures.

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2011, we incurred capital expenditures of $23 million on an aggregate basis to comply with environmental laws and regulations and to make other environmental improvements. We estimate that our capital expenditures in 2012 for environmental controls at our facilities will be approximately $25 million. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Industry Regulatory Matters

Domestic and international laws regulate the production and marketing of chemical substances. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union, the United States, and China are the most significant to our business. These laws typically prohibit the import or manufacture of chemical substances unless the substances are registered or are on the country's chemical inventory list, such as the European inventory of existing commercial chemical substances and the U.S. Toxic Substances Control Act inventory. Chemicals that are on one or more of these lists can usually be registered and imported without requiring additional testing in countries that do not have such lists, although additional administrative hurdles may exist. Under such laws, countries may also require toxicity testing to be conducted on chemicals in order to register them or may place restrictions on the import, manufacture and/or use of a chemical.

The European Union enacted a regulatory system in 2006 known as Registration, Evaluation and Authorization of Chemicals, or REACH, which generally requires manufacturers and importers of chemicals to register these chemicals and evaluate their potential impact on human health and the environment. Under REACH, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union.

In the European Union and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by taxation of greenhouse gas, or GHG emissions. In addition, although the United States is not a signatory to the Kyoto Protocol, several states, including California and New York, are implementing their own GHG regulatory programs, and the enactment of federal climate change legislation in the United States is a possibility for the future. While only a small number of our sites are currently affected by existing GHG regulations, and none have experienced or anticipate significant cost increases as a result, it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.
Financial Information for Segments and Geographical Areas
For information regarding revenues from external customers, measures of profit or loss and total assets by segment and revenues from external customers and net long-lived assets by geographic area, see note 16 to our Consolidated Financial Statements.
Research and Development
Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and outside testing services, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2011, 2010 and 2009, we spent $78 million, $73 million and $63 million, respectively, on research and development. These annual research and development expenditures equaled approximately 3% of the revenues in such year.
Seasonality
We do not experience significant seasonality of demand, although sales have historically been slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to volatile global economic conditions.
Employees
As of December 31, 2011, we had approximately 4,750 employees. Approximately 42% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our union and non-union employees.
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

ITEM 1A. RISK FACTORS

Following are our principal risks. These factors may or may not occur, and we cannot express a view on the likelihood that any of these may occur. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.
<>Risks Related to Our Business

<>If global economic conditions weaken again, it will continue to negatively impact our business, results of operations and financial condition.
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

Global economic conditions may weaken again. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment weakens again or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2011. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
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
An inadequate supply of direct or indirect raw materials and intermediate products could have a material adverse effect on our business.
Our manufacturing operations require adequate supplies of raw materials and intermediate products on a timely basis. The loss of a key source or a delay in shipments could have a material adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things:

•	new or existing laws or regulations;

•	suppliers' allocations to other purchasers;

•	interruptions in production by suppliers; and

•	natural disasters.
Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers.
For example, our silicones business is highly dependent upon access to silicon metal, a key raw material, and siloxane, an intermediate product that is derived from silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. In North America, there are only two significant silicon metal suppliers. In 2009 and 2010, two of our competitors acquired silicon metal manufacturing assets in North America and Europe, respectively, becoming vertically integrated in silicon metal for a portion of their supply requirements and reducing the manufacturing base of certain independent silicon metal producers. In addition, silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the U.S. Department of Commerce and the International Trade Commission against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. We currently purchase silicon metal under multi-year, one-year or short-term contracts and in the spot market. We typically purchase silicon metal under contracts in the U.S. and Europe and in the spot market in Asia Pacific.
Our silicones business also relies heavily on siloxane as an intermediate product. Our manufacturing capacity at our internal sites and our joint venture in China is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements from ASM under an existing off-take agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006, the Ministry of Commerce of the People's Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. These duties were terminated in January 2011. In late May 2009, China's Ministry of Commerce also concluded an anti-dumping investigation of siloxane manufacturers in Thailand and South Korea, which resulted in an imposition of a 5.4% duty against our supplier, ASM, in Thailand, a 21.8% duty against other Thailand companies and a 25.1% duty against Korean companies.
Our quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from only one supplier, Unimin. While we continue to negotiate a new long-term supply arrangement with Unimin, we recently amended our supply agreement with Unimin, extending the term of the agreement through June 30, 2012.
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
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally, a number of our operations are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage, or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities, could have a material adverse effect on us.
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
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. federal, state, local and non-U.S. supranational, national, provincial, and local environmental, health and safety laws and regulations. These environmental laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of international, national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2011, we incurred capital expenditures of $23 million to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures.
Actual and alleged environmental violations have been identified at our facility in Waterford, New York. We are cooperating with the New York State Department of Environmental Conservation and the U.S. Environmental Protection Agency, or USEPA, and the U.S. Department of Justice in their respective investigations of that facility's compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility's hazardous waste incinerators. Although we currently believe that the costs and potential penalties associated with these investigations will not have a material adverse impact on our business, these investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions.
<Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and continues to expand the scope of such legislation. The USEPA has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.
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
In addition, we are required to provide financial assurances in the normal course of our business in connection with certain hazardous waste management activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville, WV, we have provided letters of credit in the following amounts: $25.3 million for closure and post-closure care for the Waterford and the Sistersville facilities; and $10 million (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities. We are currently in discussions with the New York State Department of Environmental Conservation (the “NYSDEC”) regarding the renewal of our Waterford facility's hazardous waste permit. In connection with the renewal, the NYSDEC may increase the financial assurances we are required to provide for this facility, which may result in a material increase in the amount of letters of credit we must deliver. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA. Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial position. For example, to the extent we issue letters of credit under our revolving credit facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under our revolving credit facility would be reduced.
Future chemical regulatory actions may decrease our profitability.
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as REACH. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.
Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, based upon modeled potential impacts on the aquatic environment, the Canadian government has listed as environmentally toxic octamethylcyclotetrasiloxane, or D4, a chemical substance that we manufacture, and has proposed listing as environmentally toxic decamethylcyclopentasiloxane, or D5, another chemical substance that we manufacture. The Canadian government is developing, and will likely finalize, regulations to limit the discharge of D4 into the aquatic environment. The Canadian Minister of Environment convened a Board of Review to assess whether D5 warrants listing as environmentally toxic. In October 2011, the Board concluded that D5 has not, and will not in the future, pose a danger to the environment. If the Minister rejects the Board's conclusion, D5 may nonetheless also be eventually subject to similar regulations. These regulations may include limitations on the import into Canada, or the use in Canada, of certain products containing more than a specified amount of these chemical substances. The European Union is also reviewing these two chemicals, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two chemical substances in the European Union. The USEPA has also stated that they are reviewing the potential risks posed by these two substances to determine whether regulatory measures are warranted. Finally, the Norwegian Climate and Pollution Agency has published a study that identifies D4 and D5 as potential candidates for listing as persistent organic pollutants pursuant to the Stockholm Convention on Persistent Organic Pollutants (the “Stockholm Convention”), an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. Regulation of our products containing such substances by the European Union, Canada, the United States and/or parties to the Stockholm Convention would likely reduce our sales within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including siloxanes. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-selection of our products for specific applications. These restrictions, liability, and product de-selection could have a material adverse effect on our business, our financial condition and/or liquidity.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business.
We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. Litigation based on environmental matters or exposure to hazardous substances in the workplace or based upon the use of our products could result in significant liability for us, which could have a material adverse effect on our business, financial condition and/or profitability.
Because we manufacture and use materials that are known to be hazardous, we are subject to, or affected by, certain product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, international, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers' efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
Products we have made or used could be the focus of legal claims based upon allegations of harm to human health. While we cannot predict the outcome of suits and claims, we believe that we maintain adequate reserves, in accordance with our policy, to address litigation and are adequately insured to cover foreseeable future claims. However, an unfavorable outcome in these litigation matters could have a material adverse effect on our business, financial condition and/or profitability and cause our reputation to decline.
We are subject to claims from our customers and their employees, environmental action groups and neighbors living near our production facilities.
We produce and use hazardous chemicals that require appropriate procedures and care to be used in handling them or in using them to manufacture other products. As a result of the hazardous nature of some of the products we produce and use, we may face claims relating to incidents that involve our customers' improper handling, storage and use of our products. Additionally, we may face lawsuits alleging personal injury or property damage by neighbors living near our production facilities. These lawsuits could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our business, financial condition and/or profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.
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
Our international operations expose us to different local political and business risks and challenges. For example, we face potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks of local customers and distributors. In addition, some of our operations are located in regions that may be politically unstable, having particular exposure to riots, civil commotion or civil unrests, acts of war (declared or undeclared) or armed hostilities or other national or international calamity. In some of these regions, our status as a U.S. company also exposes us to increased risk of sabotage, terrorist attacks, interference by civil or military authorities or to greater impact from the national and global military, diplomatic and financial response to any future attacks or other threats.
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

In 2011, approximately 68% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
We have entered and expect to continue to enter into various hedging and other programs in an effort to protect against adverse changes in the non-U.S. exchange markets and attempt to minimize potential material adverse effects. These hedging and other programs may be unsuccessful in protecting against these risks. Our results of operations could be materially adversely affected if the U.S. dollar strengthens against non-U.S. currencies and our protective strategies are not successful. Likewise, a strengthening U.S. dollar provides opportunities to source raw materials more cheaply from foreign countries.

The recent European debt crisis and related European financial restructuring efforts have contributed to instability in global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro and the global credit markets may weaken. While we do not transact a significant amount of business in Greece, Italy or Spain, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our international business and results of operations.
Increased energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 7% of our total cost of sales for the fiscal year ended December 31, 2011 and 8% of our total cost of sales in both of the fiscal years ended December 31, 2010 and 2009.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the shared services agreement between us and MSC, dated October 1, 2010, as amended on March 17, 2011 (the "Shared Services Agreement"), may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MSC and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
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
The Shared Services Agreement expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Moreover, the Shared Services Agreement is also subject to termination by either MSC or MPM, without cause, on not less than thirty days prior written notice subject to a one year transition assistance period. If the Shared Services Agreement is terminated, it could have a negative effect on our business, results of operations and financial condition, as we would need to replace the services that were being provided by MSC, and would lose the benefits we were generating under the agreement at the time.
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
Our success depends in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have a material adverse effect on our competitive position.
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
In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of Craig O. Morrison, our chief executive officer and interim President of the Silicones and Quartz division, and William H. Carter, our chief financial officer, and other key members of our leadership team. We do not maintain any key-man insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals and engineers who have specialized skills required by our business and focused on the industries in which we compete. Competition for qualified employees in the materials industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.
Our and MSC's majority shareholder's interest may conflict with or differ from our interests.
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
<Because our equity securities are not and will not be registered under the securities laws of the United States or in any other jurisdiction and are not listed on any U.S. securities exchange, we are not subject to certain of the corporate governance requirements of U.S. securities authorities or to any corporate governance requirements of any U.S. securities exchanges.
The diversion of our key personnel's attention to other businesses could adversely affect our business and results of operations.
Certain members of our senior management team, including Mr. Morrison, our chief executive officer and interim President of the Silicones and Quartz division, and Mr. Carter, our chief financial officer, and other individuals who provide substantial services to our business, act in the same or similar capacities for, and are employed by, our affiliate, MSC. Certain of our employees, who provide substantial services to our business, also act in the same or similar capacities and provide services with respect to MSC. The services of such individuals are provided by us to MSC, or by MSC to us, pursuant to the Shared Services Agreement. Any or all of these individuals may be required to focus their time and energies on matters relating to MSC that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. We cannot assure you that the implementation of the Shared Services Agreement will not be disruptive to our business.
If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise, or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
As of December 31, 2011, approximately 42% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees' terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management's attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Waterford, New York; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in the summer of 2013. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to grievances. In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board, or NLRB, arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
Our pension plans are unfunded or under-funded, and our required cash contributions could be higher than we expect, having a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our non-U.S. defined benefit pension plans were under-funded in the aggregate by $99 million as of December 31, 2011. Our U.S. defined benefit pension plans were under-funded in the aggregate by $83 million as of December 31, 2011.
We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have a material adverse effect on our financial condition and liquidity. In 2012, we expect to contribute approximately $16 million and $3 million to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.

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
Any decrease in interest rates and asset returns, if and to the extent not offset by contributions, could increase our obligations under these plans. If the performance of assets in the funded plans does not meet our expectations, our cash contributions for these plans could be higher than we expect, which could have a material adverse effect on our financial condition and liquidity.
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
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers have been impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Our sales, operating income and Combined Adjusted EBITDA in the first half of 2011 were reduced by approximately $31 million, $16 million and $16 million, respectively, as a result of the earthquake and related events, primarily due to power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Normal plant operations at our Ohta facility were restored in early May but uncertainty in Japan continues primarily with respect to the country's energy infrastructure. To the extent conditions worsen, including, but not limited to, the resumption of rolling blackouts, further restrictions on power usage, disruptions in the supply chain, increased radiation exposure from damaged nuclear power plants or the expansion of evacuation zones around nuclear power plants, it could materially and adversely affect our operations, operating results and financial condition.
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
We have made acquisitions of related businesses, and entered into joint ventures in the past and intend to selectively pursue acquisitions of, and joint ventures with, related businesses as one element of our growth strategy. Acquisitions may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures. If such acquisitions are consummated, the risk factors we describe above and below, and for our business generally, may be intensified.
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

•	potential disruptions of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of the acquired company;

•	conforming the acquired company's standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.
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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business, financial condition and results of operations.
Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.
Historically, we have marketed our products and services using the GE brand name and monogram, and we believe the association with GE has provided us with preferred status among our customers and employees due to GE's globally recognized brands and perceived high quality products and services. We and GE are parties to a trademark license agreement that granted us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights will extend for an initial term of seven years that commenced on December 3, 2006, with a one-time option that allows us to renew the license for an additional five-year period, subject to certain terms and conditions, including the payment of royalties. We also retained the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we will not be able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name.

Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2011, we had $2,934 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In 2012, our annualized cash interest expense is projected to be approximately $235 million based on our consolidated indebtedness and interest rates at December 31, 2011, of which $191 million represents cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or issue additional equity securities. We may be unable to refinance any of our indebtedness, sell assets or issue equity securities on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligations. Our inability to generate sufficient cash flows to satisfy our outstanding debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
Our substantial indebtedness exposes us to significant interest expense increases if interest rates increase.
$1,044 million, or approximately 36%, of our borrowings as of December 31, 2011, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2011 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our 2012 annual estimated debt-service requirements by approximately $10 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
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
In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities, requires us to maintain a specified leverage ratio. At December 31, 2011, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
A failure to comply with the covenants contained in our senior secured credit facilities, the indentures governing notes issued or guaranteed by our subsidiaries or their other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
In particular, a breach of a leverage ratio covenant would result in an event of default under our revolving credit facility. Pursuant to the terms of the Credit Agreement, our direct parent company has the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a leverage ratio covenant is not cured or waived, or if any other event of default under a senior secured credit facility occurs, the lenders under such credit agreement:

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
In addition, the terms governing our indebtedness limit our ability to sell assets and also restrict the use of proceeds from that sale, including restrictions on transfers from us to MSC and vice versa. We may be unable to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Furthermore, a substantial portion of our assets is, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our consolidated debt obligations in the event of an acceleration of any of our consolidated indebtedness.

We may be unable to generate sufficient cash flows from operations to pay dividends or distributions to our direct parent company in amounts sufficient for it to pay its debt.
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of December 31, 2011, the aggregate principal amount outstanding of MPM Holdings' PIK notes due 2017 was $689 million. These notes accrue interest in-kind until maturity.
We and our subsidiaries may not generate sufficient cash flows from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company's debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other indebtedness.
Repayment of our debt, including required principal and interest payments, depends on cash flows generated by our subsidiaries, which may be subject to limitations beyond our control.
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
Standard & Poor's Ratings Services and Moody's Investors Service maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
The following table sets forth our manufacturing facilities and research centers as of December 31, 2011:

Location	Real Property Interest	Segments in Which Property is Used

Americas
Waterford, NY	Owned	Silicones
Tarrytown, NY (1)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Neth.	Leased	Silicones
Lostock, U.K.	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Bangalore, India (1)	Leased	Silicones
Chennai, India	Owned	Silicones
Geesthacht, Germany	Owned	Quartz

Asia Pacific
Nantong, China	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Shanghai, China	Leased	Silicones
Kobe, Japan (1)	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Leased	Quartz
 ________________________________

(1)	Technology research center.
We believe that our property and equipment are well maintained, in good operating condition and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS
Various claims, lawsuits and administrative proceedings are pending or threatened against us and/or our subsidiaries, arising from the ordinary course of business with respect to commercial, product liability, employee, environmental and toxic exposure matters. Historically, we have not faced any litigation matters or series of litigation matters that have had a material adverse impact on our business. In addition, we do not believe that there is any pending or threatened litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our business. We have a number of lawsuits pending against us alleging personal injury due to exposure to hazardous materials, many of which are multi-defendant lawsuits on behalf of large groups of plaintiffs. We believe we are indemnified by GE for any liability arising from any such lawsuits existing prior to the GE Advanced Materials Acquisition. We cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters, if they occur, could materially adversely affect our business and operations.
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
We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. In order to comply with environmental, health and safety laws and regulations, and maintenance of permits, we have incurred and will continue to incur costs, including capital expenditures for projects related to environmental improvements. In addition, pursuant to state hazardous waste facility permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville WV, we are required to maintain financial assurance sufficient to cover the costs of closure and post-closure care of permitted hazardous waste management units at the Waterford and Sistersville facilities and also payments to third parties for personal injury or property damage caused by accidental occurrences at the permitted hazardous waste units located at the Waterford or Sistersville facilities. We have met these financial assurance requirements by providing letters of credit in the following amounts: $25.3 million for closure and post-closure care for the Waterford and the Sistersville facilities; and $10 million (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility's hazardous waste permit. In connection with the renewal, the NYSDEC may increase the financial assurances we are required to provide for this facility, which may result in a material increase in the amount of letters of credit we must deliver. One or more of our U.S. facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of the CERCLA.
We are currently conducting investigations and/or cleanup of known or potential contamination at several of our facilities, and have been named as a potentially responsible party at several third party Superfund sites. In connection with the GE Advanced Materials Acquisition, GE has agreed to indemnify us for liabilities associated with contamination at former properties and for liabilities associated with third-party waste disposal sites. GE has also agreed that if we suffer any losses that are the subject of an indemnification obligation under a third party contract with respect to which GE is an indemnitee, GE will pursue such indemnification on our behalf and provide us with any benefits received.
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
In 2008, we became aware and disclosed to the NYSDEC that, in certain instances, our Waterford, New York, facility may have failed to comply with the State and Federal regulatory requirements governing the treatment of hazardous waste. During 2008, the NYSDEC initiated an investigation into these disclosures and issued a notice of violation alleging certain noncompliances. Subsequently, in the second quarter 2009, the USEPA and the U.S. Department of Justice sought, through search warrant and subpoena, additional information related to the alleged noncompliances. We are cooperating fully with the

State and Federal authorities. State and Federal authorities have the statutory authority to seek civil and criminal sanctions, including but not limited to monetary penalties, for any noncompliances identified.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for any class of our common equity. Our direct parent, Momentive Performance Materials Holdings Inc., is our sole stockholder.
In January 2011, we declared a dividend of approximately $1 million to be paid as and when needed to fund the compensation for the Board of Managers of Momentive Holdings. Other than dividends that we may declare from time to time to fund the overhead of our direct and indirect parent companies that is attributable to the ownership or operation of the Company and the repurchase of equity from former management, we do not intend to declare any cash dividends on our common stock. We instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured credit facilities and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, certain financial tests and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and liquidity needs, see Item 7 of Part II of this Annual Report on Form 10-K.
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
The consolidated statement of operations data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements of Momentive Performance Materials Inc.

(dollars in millions, except per share data)	Year Ended December 31,

	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$2,637	$2,588	$2,083	$2,639	$2,538
Costs and expenses:
Cost of sales, excluding depreciation	1,798	1,645	1,420	1,838	1,653
Selling, general and administrative expenses	389	388	346	422	389
Depreciation and amortization expenses	197	197	191	237	295
Research and development expenses	78	73	63	76	79
Restructuring and other costs	33	23	23	45	40
Goodwill impairment charge	—	—	—	858	—
Operating income (loss)	142	262	40	(837)	82
Other income (expenses):
Interest expense, net	(256)	(249)	(258)	(277)	(281)
Other income (expense), net	—	—	12	6	(20)
Gain (loss) on extinguishment and exchange of debt	7	(78)	179	—	—
Loss before income taxes and losses from unconsolidated entities	(107)	(65)	(27)	(1,108)	(219)
Income taxes (benefit)	27	(2)	15	(110)	35
Loss before losses from unconsolidated entities	(134)	(63)	(42)	(998)	(254)
Losses from unconsolidated entities	(6)	—	—	—	—
Net loss	(140)	(63)	(42)	(998)	(254)
Net (income) loss attributable to the noncontrolling interest	(1)	(1)	—	1	—
Net loss attributable to Momentive Performance Materials Inc.	$(141)	$(64)	$(42)	$(997)	$(254)
Dividends declared per common share	$7,500	$12,500	$—	$—	$—
Balance Sheet Data (at period end):
Cash and cash equivalents	$203	$254	$210	$340	$249
Working capital (2)	382	493	388	551	589
Property and equipment, net	1,084	1,109	1,166	1,225	1,249
Total assets	3,165	3,292	3,307	3,584	4,447
Total debt (3)	2,934	2,979	3,054	3,240	3,078
Total (deficit) equity	(736)	(604)	(578)	(541)	323
Cash Flow Data:
Operating activities	$109	$262	$27	$77	$302
Investing activities	(119)	(99)	(85)	(154)	(230)
Financing activities	(41)	(112)	(66)	175	13
Other Financial Data:
Capital expenditures	$111	$95	$77	$140	$177
Maintenance capital expenditures (4)	60	54	40	45	56
Ratio of earnings to fixed charges (5)	N/A	N/A	N/A	N/A	N/A

(1)	For comparison purposes, the financial information for December 31, 2011, 2010, 2009, 2008 and 2007 are presented on a consolidated basis.

(2)	Working capital is defined as current assets net of current liabilities.

(3)	Total debt includes short-term borrowings, current installments of long-term debt, current installments of obligations under capital leases, long-term debt and obligations under capital leases.

(4)	Includes maintenance and environmental, health and safety capital expenditures, which amounts are also included in total capital expenditures.

(5)
For the purpose of computing the ratio of earnings to fixed charges, earnings consist of loss before income taxes and losses from unconsolidated entities plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expenses that management believes is representative of the interest component of rental expense. For the fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007, earnings were insufficient to cover fixed charges and there was a deficiency of $107, $65, $27, $1,108 and $219, respectively. For a breakdown of the calculation of the ratio of earnings to fixed charges, see Exhibit 12 to this Annual Report of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2011, 2010 and 2009 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
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
Our Silicones business has a diversified revenue base across a variety of end-markets, which has historically reduced our vulnerability to industry trends. Furthermore, our Silicones products are often used in niche applications that represent a small portion of our customers' material costs. Our Quartz business is more directly affected by the growth of a small number of industries and generally follows trends in those industries. In 2009, as a result of the global recession, we experienced a year-over-year decline of approximately 20% in Silicones' sales with declines across most of our end markets and geographic areas. Our Silicones sales in 2010 were positively impacted year-over-year primarily due to improved global economic conditions and inventory restocking. Our Silcones sales in 2011 were positively impacted year over year due to the pass through of raw material price increases offset by inventory destocking and global economic conditions. However, as a result of a global economic slowdown and inventory destocking in the fourth quarter of 2011, we experienced a year over year decline of approximately 10% in sales with declines across a majority of our end markets. In 2009, the Quartz business experienced a sales decline of approximately 33%, primarily as a result of the continuation of the cyclical downturn in demand for semiconductor capital goods exacerbated by the global recession. Our Quartz sales in 2010 increased 78% year-over-year primarily due to improved global economic conditions and strength in the semiconductor capital goods industry. In 2011 sales in our Quartz business increased by approximately 8% compared to 2010 as a result of strength in the semiconductor cycle. Our Quartz business experienced a sales decline in the 4th quarter of 2011 of approximately 21% primarily as a result of the cyclical downturn in demand for semiconductor capital goods.
We have a global sales presence with 38%, 31% and 31% of our 2011 revenues compared to 38%, 30% and 32% of our 2010 revenues generated in the Americas, Europe and Asia, respectively. The diversity of the customer base coupled with our strategy of growing our sales of high value specialty products generally enhances the stability of our revenues. With respect to the Silicones business, over time, we have migrated our product mix towards more specialty formulations, which historically have tended to be somewhat less vulnerable to economic downturns. With respect to our Quartz business, selling prices are relatively stable due to the high value, technology content of our applications.
Cost of Sales, Excluding Depreciation. The principal components of our cost of sales are raw materials, labor and energy costs. The cost of silicon metal comprised approximately 27% of our total raw material costs in our Silicones' manufacturing processes in 2011. Average silicon metal prices in 2011 were higher as compared to 2010. Our Quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from primarily one supplier, Unimin. Because Unimin controls more than 90% of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. While we continue to negotiate a new long-term supply arrangement with Unimin, we recently amended our supply agreement with Unimin, extending the term of the agreement through June 30, 2012.
Our other primary raw material inputs range from platinum to hydrochloric acid with no other single raw material accounting for a material portion of our total raw material costs. At this time, we expect to achieve significant cost savings and synergies in raw material procurement under the Shared Services Agreement.
The other significant components of our cost of sales are labor (which includes wages, salary, and benefit expenses attributable to our manufacturing personnel) and energy. Our labor costs are primarily driven by resource levels and local wage structures along with inflation and represented approximately 13% of our cost of sales for 2011. Plant employees at a non-managerial level are primarily unionized or represented by work councils. Our energy costs represented approximately 7% of our cost of sales for 2011. Energy costs include the cost of natural gas and electricity that are used to convert raw materials to finished goods in our production processes. As a part of our natural gas hedging program, we purchased natural gas options to limit our exposure to a portion of our costs for natural gas in the U.S. in 2011 and 2012. The results of any hedging transactions we enter into could be positive, neutral or negative in any period depending on the price changes in the hedged exposures.
We have successfully completed and continue to pursue various cost reduction initiatives focused on the efficiency of our production processes and control of labor costs. Examples of cost reduction projects include: energy conservation, production yield improvements, sourcing through low cost countries, overtime reduction and other labor efficiency.
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
Research and Development Expenses. In 2011 and 2010, we spent an amount equal to approximately 3% of each year's revenues on research and development. Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and third party testing companies, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we expect will lead to new products.
Other Income (Expense). Other income (expense) primarily includes gain (loss) on extinguishment and exchange of debt, interest income and expense, and realized and unrealized gains and losses on foreign currency forward contracts. Since the completion of the GE Advanced Materials Acquisition, we have a significant amount of third-party indebtedness and substantial debt service requirements that has resulted in significantly higher interest expense.
Currency Exchange Rates. Assets and liabilities of non-U.S. operations have been translated into U.S. dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of equity (deficit) in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period and the aggregate gains and losses on these transactions are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Certain non-U.S. operations use the U.S. dollar as their functional currency since a majority of their activities are transacted in U.S. dollars.
Critical Accounting Policies
Our principal accounting policies are described under note 2 of the Notes to the Consolidated Financial Statements (Summary of significant accounting policies) included elsewhere herein. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.
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

We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit's net assets, goodwill is evaluated for impairment using the two-step process as prescribed in the Goodwill and other Topics, ASC 350-20-35. The first step is to compare the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for our reporting units, we use a combination of a discounted cash flow model and a market multiple model, both weighted equally. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The benefit to the discounted cash flow model is that it incorporates management's understanding of the business and factors in company specific data that may not be representative of other market participants. The market multiple method requires management to select a representative sample of peer companies to incorporate into the model. Utilizing financial information available for the peer companies, management arrives at a market multiple that is applied to our projected EBITDA to arrive at the estimated fair value of the reporting unit. The benefit to the market multiple model is that it incorporates external market factors and the performance of other similar market participants in order to arrive at an estimate of fair value. In preparing the goodwill impairment analysis, we believe that an equal weighting of the two models is the most meaningful manner in which to arrive at an estimate of fair value as it incorporates both internal knowledge of the Company as well as the external market factors to which we are exposed.
In conjunction with the 2011 and 2010 annual goodwill impairment tests, the fair value of the Silicones reporting unit was determined to be substantially in excess of the carrying value. The Quartz reporting unit does not have any goodwill.
Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting unit and the effects of changes in circumstances affecting this valuation, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimates.
Pension Liabilities. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of market factors.
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
Business Overview
We believe we are one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz division manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers' products.
We serve more than 5,000 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L'Oreal, BASF, The Home Depot and Lowe's.

Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc. and referred to herein as "MSC"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the "Momentive Combination". In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (referred to herein as the "Shared Services Agreement"), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC. As a result, we expect that the Momentive Combination, including the Shared Services Agreement, will result in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, technology development and administrative and overhead savings. We expect to achieve a total of approximately $52 million of cost savings related to the Momentive Combination. Through December 31, 2011, we realized $35 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 12 to 18 months.

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

•
Increase Shift to High-Margin Specialty Products. We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications and the reduction of our exposure to lower-margin products. As a result of this capital allocation strategy and strong end market growth underlying these specialty segments, high-margin specialty materials will continue to be a larger part of our broader portfolio. Consequently, we have witnessed a strong organic improvement in our profitability profile as a trend over the last several years which we believe will continue.

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

•
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of our and MSC's respective global footprints and technology platforms. For instance, we anticipate greater penetration of our products into Latin America, where MSC has historically maintained a larger manufacturing and selling presence. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure.

•
Generate Free Cash Flow and Deleverage. We expect to generate strong free cash flow over the long term due to our size, cost structure, and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise in efficiently managing our working capital. Our strategy of generating significant free cash flow and deleveraging is complimented by our long-dated capital structure with no significant near-term maturities and strong liquidity position. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.

2011 Overview

•	Net sales increased 2% in 2011 as compared to 2010 primarily due to an increase in selling prices of 4% and fluctuations in exchange rates of 3%, offset by a decrease in sales volume of 5%.

•
Operating income in 2011 was $142 million, down $120 million from 2010 primarily driven by increases in raw material inflation, decreases in volume and fluctuations in exchange rates, partially offset by increases in price and synergies.

•
Although our manufacturing facility in Ohta, Japan suffered no significant damage to key assets or materials from the earthquake and tsunami in Japan on March 11, 2011 and subsequent aftershocks, our operations at this facility primarily during the first half of 2011 were negatively impacted by power, transportation and other supply related issues, along with reduced demand from Japanese customers impacted by the earthquake.

•
During 2011, we realized approximately $23 million in cost savings as a result of the Shared Services Agreement with MSC. As of December 31, 2011, we have approximately $28 million of in-process cost savings and synergies that we expect to achieve over the next 12 to 18 months in connection with the Shared Services Agreement.

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

Due to recent worldwide economic developments, the short-term outlook for 2012 for our business is difficult to predict. In the third and fourth quarters of 2011, we experienced sequential quarter volume decreases across our silicones businesses as a result of recent macroeconomic factors. We expect the continued volatility in the global financial markets, the downgrade in the U.S. debt credit rating, the ongoing debt crisis in Europe, tightness in the Chinese credit markets and lack of consumer confidence will continue to lead to softness in demand for products within both of our reportable segments through at least the first half of 2012.

During the fourth quarter of 2011, we experienced year over year decreases in sales volume in our Silicones business primarily as a result of macro-economic conditions and inventory destocking. Our Quartz segment continued to see strength year over year in the semiconductor market, but on a sequential basis, sales for our Quartz segment were down slightly driven by a slowdown in the overall semiconductor market. We anticipate this slowdown to continue into 2012. We believe we will continue to experience volatile market conditions during the first half of 2012 and are aligning our business for a gradual recovery that is projected to develop in the second half of 2012. Our business is focused on managing liquidity and optimizing resources in our manufacturing footprint and across our cost structure. We are continuing to invest in growth opportunities in our higher growth product lines and geographical regions and will leverage the combination of our proprietary technologies, strategic investment in key assets, and leading presence in high-growth end markets positions us to benefit as the global economy recovers and for long-term success.

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

In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MSC in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. In addition, plans are in process for additional restructuring programs to further align our cost structure with current market conditions.

We remain optimistic about our position in the global markets when they do recover to more stable conditions.

We expect long-term raw material cost fluctuations to continue because of price movements of key feedstocks. To help mitigate the fluctuations in raw material pricing, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We continue to implement pricing actions to compensate for the increase in raw materials expected during 2012, which should benefit our operating cash flows in 2012.

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollar and percentages of net sales, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	(dollars in millions, except per share amounts)
Net sales	$2,637	100%	$2,588	100%	$2,083	100%
Costs and expenses:
Cost of sales, excluding depreciation	1,798	68%	1,645	64%	1,420	68%
Selling, general and administrative expenses	586	22%	585	23%	537	26%
Research and development expenses	78	3%	73	3%	63	3%
Restructuring and other costs	33	1%	23	1%	23	1%
Operating income	142	5%	262	10%	40	2%
Other income (expenses)
Interest expense, net	(256)	(10)%	(249)	(10)%	(258)	(12)%
Other income, net	—	—%	—	—%	12	1%
Gain (loss) on extinguishment and exchange of debt	7	—%	(78)	(3)%	179	9%
Loss before income taxes and losses from unconsolidated entities	(107)	(4)%	(65)	(3)%	(27)	(1)%
Income taxes (benefit)	27	1%	(2)	—%	15	1%
Loss before losses from unconsolidated entities	(134)	(5)%	(63)	(2)%	(42)	(2)%
Losses from unconsolidated entities	(6)	—%	—	—%	—	—%
Net loss	(140)	(5)%	(63)	(2)%	(42)	(2)%
Net income attributable to the noncontrolling interest	(1)	—%	(1)	—%	—	—%
Net loss attributable to Momentive Performance Materials Inc.	$(141)	(5)%	$(64)	(2)%	$(42)	(2)%
Dividends declared per common share	$7,500		$12,500		$—
Net Sales by Segment
Silicones	$2,310	88%	$2,286	88%	$1,913	92%
Quartz	327	12%	302	12%	170	8%
Total	$2,637	100%	$2,588	100%	$2,083	100%
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net Sales. Net sales in the fiscal year ended December 31, 2011 were $2,637 million, compared to $2,588 million for the same period in 2010, an increase of 2%. The increase was primarily due to an increase in selling prices of 4% and fluctuations in exchange rates of 3%, offset by a decrease in sales volume of 5%. Foreign exchange impacts were primarily related to the weakening in the U.S. dollar against the Euro and Yen.
Net sales for our Silicones segment in the fiscal year ended December 31, 2011 were $2,310 million, compared to $2,286 million for the prior-year period in 2010, an increase of 1%. The increase was primarily due to an increase in selling prices of 4% and fluctuations in exchange rates of 3%, offset by a decrease in sales volume of 6%. Sales volume for our Silicones segment was negatively impacted by slowed demand in the industrial, consumer and personal care sectors. Most product groups and all regions saw decreases in volume versus the prior year. We continue to focus on providing more high-value specialty products to our customers versus lower-margin commoditized or core products.
Net sales for our Quartz segment in the fiscal year ended December 31, 2011 were $327 million, compared to $302 million for the prior-year period in 2010, an increase of 8%. The increase was primarily due to increases in selling prices of 5%, favorable exchange rate fluctuations of 2% and an increase in volume of 1%. Volume benefited from demand for semiconductor related products.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal year ended December 31, 2011 were $1,798 million compared to $1,645 million for the prior-year period in 2010, an increase of 9%. The increase was primarily due to inflation in raw material and processing costs of 8% and fluctuations in exchange rates of 5%, partially offset by lower sales volume and higher factory leverage of 4%.
Cost of sales, excluding depreciation, for our Silicones segment were $1,619 million, compared to $1,480 million for the prior-year period in 2010, an increase of 9%. The increase was primarily due to inflation in raw material and processing costs of 8% and fluctuations in exchange rates of 5%, partially offset by lower sales volume and higher factory leverage of 4%.
Cost of sales, excluding depreciation, for our Quartz segment were $179 million, compared to $165 million for the prior-year period in 2010, an increase of 8%. The increase was primarily due to higher raw material and processing costs of 4%, fluctuations in exchange rates of 3% and higher sales volume of 1%, partially offset by deflation in energy related costs of 1%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2011 were $586 million, compared to $585 million for the prior-year period in 2010. The slight increase was primarily due to exchange rate fluctuations of 6% and inflation of 2%, offset by decreases in sales commissions and incentives of 3%, cost savings actions of 3% and savings realized in connection with the Shared Services Agreement with MSC of 2%.
Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2011 were $78 million, compared to $73 million for the prior-year period in 2010, an increase of 7%. The increase was primarily due to new projects.
Restructuring and Other Costs. Restructuring and other costs in the fiscal year ended December 31, 2011 were $33 million, compared to $23 million for the prior-year period in 2010. For the fiscal year ended December 31, 2011, these costs were comprised of restructuring costs of $9 million and other costs of $24 million, primarily consisting of costs related to the Momentive Combination and Shared Services Agreement and various debt restructuring activities. For the fiscal year ended December 31, 2010, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $3 million and other costs of $20 million, $13 million of which was for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at our Waterford, NY facility in January 2009.
Interest Expense, Net. Interest expense, net, for the fiscal year ended December 31, 2011 was $256 million, compared to $249 million for the prior-year period in 2010. The increase was primarily due to higher average interest rates as a result of the increase in the margins on our extended term loans
Gain (Loss) on Extinguishment and Exchange of Debt. In connection with our repurchase of €17 million of our 9.5% Second-Priority Springing Lien Notes, we recognized a gain on the extinguishment of debt of $7 million. In connection with our debt refinancing in November 2010, we recognized a loss of $78 million on the extinguishment and exchange of debt.
Income Taxes. The effective income tax rate was (25)% for the year ended December 31, 2011 compared to 3% for the year ended December 31, 2010. Excluding the gain (loss) on the extinguishment and exchange of debt, the effective income tax rates for the year ended December 31, 2011 and 2010 would have been (27)% and (18)%, respectively. As of December 31, 2011, we established a valuation allowance of $28 million in certain non-U.S. jurisdictions based on the Company's assessment that the net deferred tax assets will likely not be realized. The change in the effective tax rate in 2011 was primarily due to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in the various jurisdictions in which we operate, foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the establishment and release of valuation allowances in certain non-U.S. jurisdictions. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2011 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $407 million, which could result in a tax obligation of $144 million, based on currency exchange rates as of December 31, 2011. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Loss from Unconsolidated Entities. In connection with our capital contribution to a joint venture in 2011, we recognized a loss of $6 million, representing our proportionate share of the inception to date losses of the joint venture.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance

Materials Inc. in the fiscal year ended December 31, 2011 was $141 million compared to $64 million for the year ended December 31, 2010. The change was a result of the effects described above.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net Sales. Net sales in the fiscal year ended December 31, 2010 were $2,588 million, compared to $2,083 million for the same period in 2009, an increase of 24%. The increase was primarily due to an increase in sales volume of 23% and an increase in selling prices of 1%, offset by minor fluctuations in exchange rates. Foreign exchange impacts were primarily related to the strengthening in the U.S. dollar against the Euro and Yen.
Net sales for our Silicones segment in the fiscal year ended December 31, 2010 were $2,286 million, compared to $1,913 million for the prior-year period in 2009, an increase of 19%. The increase was primarily due to an increase in sales volume of 19% and an increase in selling prices, offset by fluctuations in exchange rates. Sales volume for our Silicones segment was positively impacted by stronger demand in the construction, automotive, electronics, transportation, oil and gas and furniture sectors. Most product groups and all regions saw improvements in volume versus the prior year.
Net sales for our Quartz segment in the fiscal year ended December 31, 2010 were $302 million, compared to $170 million for the prior-year period in 2009, an increase of 78%. The increase was primarily a result of strong overall demand on a year-over-year basis for semiconductor related products leading to a 72% increase in volume.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal year ended December 31, 2010 were $1,645, million compared to $1,420 million for the prior-year period in 2009, an increase of 16%. The increase was primarily due to higher sales volume of 24% and inflation in raw material costs of 3%. This increase was partially offset by higher factory leverage, savings from productivity and cost actions of 4% and deflation in processing costs of 1%.
Cost of sales, excluding depreciation, for our Silicones segment were $1,481 million, compared to $1,313 million for the prior-year period in 2009, an increase of 13%. The increase was primarily due to higher sales volume of 19% and higher raw material related costs of 4%, partially offset by favorable factory leverage and savings from restructuring and cost actions of 3%.
Cost of sales, excluding depreciation, for our Quartz segment were $165 million, compared to $108 million for the prior-year period in 2009, an increase of 53%. The increase was primarily due to higher sales volume of 72% offset by savings from productivity and cost actions of 8%, favorable factory leverage, and deflation in processing related costs of 7%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2010 were $585 million, compared to $537 million for the prior-year period in 2009, an increase of 9%. The increase was primarily due to the restoration of pay and benefits for certain salaried employees whose compensation was temporarily reduced in 2009 of 4%, as well as higher sales commissions and incentives of 1% and higher depreciation and amortization expense of $6 million.
Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2010 were $73 million, compared to $63 million for the prior-year period in 2009, an increase of 16%. The increase was primarily due to new projects and restoration of pay and benefits for certain salaried employees whose compensation was temporarily reduced in 2009.
Restructuring and Other Costs. Restructuring and other costs in the fiscal year ended December 31, 2010 were $23 million, compared to $23 million for the prior-year period in 2009. For the fiscal year ended December 31, 2010, these costs were comprised of restructuring costs of $3 million and other costs of $20 million, $13 million of which was for the settlement of all claims brought by the National Labor Relations Board arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at our Waterford, NY facility in January 2009. For the fiscal year ended December 31, 2009, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $22 million and other services of $1 million.
Interest Expense, Net. Interest expense, net for the fiscal year ended December 31, 2010 was $249 million, compared to $258 million for the prior-year period in 2009. The decrease was primarily due to overall lower interest rates on our variable-rate term loans, partially offset by foreign currency exchange rate fluctuations.
Other Income, Net. Other income in the fiscal year ended December 31, 2010 was $0 million, compared to other income of $12 million for the prior-year period in 2009. For the year ended December 31, 2009, other income included a realized gain of $4 million and an unrealized gain of $6 million due to the settlement of our foreign currency forward contracts in March 2009.

(Loss) Gain on Extinguishment and Exchange of Debt. In connection with our debt refinancing in November 2010, we recognized a loss of $78 million on the extinguishment and exchange of debt. In connection with our exchange of debt completed in June 2009, we recognized a gain on the exchange of debt of $179 million.
Income Taxes. The effective income tax rate was 3% for the year ended December 31, 2010 compared to (56)% for the year ended December 31, 2009. Excluding the loss on the extinguishment and exchange of debt, the effective income tax rates for the years ended December 31, 2010 and 2009 would have been (18)% and (8)%, respectively. The change in the effective tax rate in 2010 was primarily due to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in the various jurisdictions in which we operate, foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the release of a valuation allowance in certain non-U.S. jurisdictions. The valuation allowance, which relates principally to U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. in the fiscal year ended December 31, 2010 was $64 million compared $42 million for the year ended December 31, 2009. The change was a result of the effects described above.

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions)
Cash provided by operating activities	$109	$262	$27
Cash used in investing activities	(119)	(99)	(85)
Cash used in financing activities	(41)	(112)	(66)
(Decrease) increase in cash and cash equivalents, before effect of exchange rate changes on cash	$(51)	$51	$(124)
Operating Activities. Cash provided by operating activities in the fiscal year ended December 31, 2011 was $109 million, compared to $262 million and $27 million for the prior-year periods in 2010 and 2009, respectively. Net loss of $140 million included $222 million of non-cash and non-operating income items, of which $197 million was for depreciation and amortization, $9 million was for deferred taxes, $6 million was for the losses of nonconsolidated entities and $15 million was for amortization of deferred debt discount and issuance costs, slightly offset by $7 million for the gain on the extinguishment and exchange of debt. Net working capital (defined as receivables and inventories less trade payables) provided $8 million of cash driven by a decrease in our accounts receivable of $22 million, an increase in trade payables of $5 million, partially offset by an increase in inventories of $19 million. Other assets and liabilities provided $19 million in cash primarily reflecting an increase in accrued expenses and other liabilities of $16 million.
Cash provided by operating activities in the fiscal year ended December 31, 2010 was $262 million. Net loss of $63 million included $287 million of net non-cash and non-operating income items, of which $197 million was for depreciation and amortization, $78 million was for the loss on extinguishment and exchange of debt, $11 million was in non-cash paid in-kind interest and $17 million was in amortization of deferred debt discount and issuance casts, slightly offset by $19 million for deferred income taxes. Net working capital used cash of $5 million. The cash was used by increases in accounts receivables of $7 million and inventories of $28 million, offset by an increase in our accounts payable of $30 million. Other liabilities provided cash of $33 million reflecting an increase in accrued interest and pension liabilities.
In 2009, operations provided $27 million of cash. Net loss of $42 million included $57 million of net non-cash and non-operating income items, of which $191 million was for depreciation and amortization, $28 million was in non-cash paid-in-kind interest and $15 million was in amortization of deferred debt discount and issuance costs, partially offset by $179 million for the gain on extinguishment of debt. Net working capital provided cash of $19 million. The cash was provided by a decrease in our accounts receivables of $36 million and a decrease in our inventories of $35 million, offset by a decrease in our accounts payable of $52 million.
Investing Activities. Cash used in investing activities in the fiscal year ended December 31, 2011 was $119 million, compared to $99 million and $85 million for the prior year periods in 2010 and 2009, respectively. Cash used in investing activities in 2011 was primarily due to expenditures for environmental, health and safety compliance and maintenance projects and increased investments in growth projects. Also during 2011, we made a $6 million capital contribution to our siloxane joint venture in Jiande, China. Cash used in investing activities in 2010 and 2009 was primarily due to expenditures for environmental, health and safety compliance and maintenance projects. During 2009, management made a concerted effort to preserve cash as a result of economic conditions impacting our industry and, accordingly, reduced capital spending.
Financing Activities. Cash used in financing activities was $41 million in the fiscal year ended December 31, 2011, compared to cash used in financing activities of $112 million and $66 million for the prior-year periods in 2010 and 2009, respectively. Cash used in financing activities in 2011 was primarily due to principal payments of $88 million on our debt facilities and debt issuance costs of $5 million. These outflows were partially offset by proceeds from the issuance of long-term debt of $52 million. Cash used in financing activities in 2010 was primarily due to principal payments of $100 million against our revolving credit facility, scheduled principal payments of $22 million related to our term loans and China Construction Bank construction loan, and principal payments, debt issuance costs and payments related to the extinguishment of debt in connection with our tender offer for our senior notes of $840 million, offset by proceeds from issuance of long-term debt of $848 million. Cash used in financing activities in 2009 was primarily due to a net principal payment of $50 million under our revolving credit facility, payments of $7 million of debt issuance costs associated with the exchange of our debt and principal payments of $15 million, offset by a $6 million borrowing by our subsidiary in India related to the investment in our manufacturing plant in Chennai, India.
For 2012, we expect the following significant cash outflows: interest payments on our fixed rate Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $191 million in total (with first quarter and third quarter payments of approximately $61 million, and second quarter and fourth quarter payments of approximately $34 million); principal (due quarterly) and interest payments (due monthly) on our variable rate term loans under our senior secured credit facilities of approximately $11 million and $43 million (depending on interest rate and foreign exchange fluctuations), respectively; principal (due semi-annually) and interest (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively; global pension fund contributions of approximately $19 million and income tax payments estimated at $20 million. Capital spending in 2012 is expected to be between $120 million and $130 million. We expect to fund these significant outflows with cash on-hand and cash generated from operations.
Liquidity. We are a highly leveraged company. Our primary sources of liquidity are cash on-hand, cash flow from operations and funds available under our senior secured credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.
We had $2,934 million of indebtedness (including short-term borrowings) at December 31, 2011. Accordingly, we have significant debt service obligations. In addition, at December 31, 2011, we had $461 million in liquidity, including $203 million of unrestricted cash and cash equivalents (of which $159 million is maintained in foreign jurisdictions), and $258 million of borrowings available under our revolving credit facility. Our net working capital (defined as receivables and inventories less trade payables) was $445 million and $457 million at December 31, 2011 and December 31, 2010, respectively. A summary of the components of our net working capital as of December 31, 2011 and 2010 is as follows:

(dollars in millions)	December 31, 2011	% of Net Sales	December 31, 2010	% of Net Sales

Receivables	$363	13.8%	$385	14.9%
Inventories	394	14.9%	375	14.5%
Trade payables	(312)	(11.8)%	(303)	(11.7)%
Net working capital	$445	16.9%	$457	17.7%
The decrease in net working capital of $12 million from December 31, 2010 was a result of improved receivables collections during the second half of 2011 and the increase of trade payables which remained proportionate as a percentage of sales, partially offset by an increase in inventories to meet anticipated levels of demand. During the year ended December 31, 2011, we entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. As of December 31, 2011, through these agreements, we effectively accelerated the timing of cash receipts by $25 million. We may continue to accelerate cash receipts under these agreements, as appropriate.
Our senior secured credit facilities at December 31, 2011 consist of two variable-rate term loans in an aggregate principal amount of approximately $991 million, a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million, and a $33 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH. The term loans, one of which is denominated in Euros, and our synthetic letter of credit facility are extended to Momentive Performance Materials GmbH.

On February 3, 2011, we entered into an amendment to our credit agreement governing our senior secured credit facilities. Under the amendment, which closed on February 10, 2011, we extended the maturity of $437 million and €298 million of our U.S. and Euro denominated term loans held by consenting lenders from December 4, 2013 to May 5, 2015 and increased the interest rate on these term loans to LIBOR plus 3.5% and Euro LIBOR plus 3.5%, respectively, among other actions. The original U.S. and Euro denominated terms loans of $67 million and €86 million that were not extended continue to have a maturity date of December 4, 2013 and an interest rate of LIBOR plus 2.25% and Euro LIBOR plus 2.25%, respectively.
There were no borrowings outstanding under the revolving credit facility as of December 31, 2011. From time to time, we borrow on our revolving credit facility, as the needs of our business dictate. The outstanding letters of credit under the revolving credit facility at December 31, 2011 were $42 million, leaving unused borrowing capacity of $258 million. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2011 were $31 million, leaving an unused capacity of $2 million.
Principal repayments on our term loans are due and payable in quarterly installments of approximately $3 million (depending on exchange rates), representing 0.25% of the original principal amounts, on the last day of each calendar quarter. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced to 25% or 0% depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the Credit Agreement) less the amount of certain voluntary prepayments as described in the Credit Agreement; (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the Credit Agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). We did not have excess cash flow under the terms of the credit agreement in calendar year 2011. Although we had excess cash flow under the terms of the Credit Agreement in 2010, we were not required to prepay any of the term loans under subsection (1) above because the ratio of our net first-lien secured indebtedness to Adjusted EBITDA was below 1.5:1.
The current revolving credit facility is available until December 3, 2012. In late 2010, however, we obtained commitments from certain existing revolving facility lenders and certain other financial institutions to provide a new and/or extended revolving credit facility for the full $300 million under our existing revolving credit facility. The commitments are subject to customary conditions and will take effect on or no more than five business days prior to December 3, 2012, in the case of a new lender, and the earlier of such date or the effective date of an amendment to our senior secured credit facility that extends the revolver maturity date, in the case of an existing lender. The commitments for the new revolving facility will mature on December 3, 2014 (the “extended revolver maturity date”). In the event more than $500 million of our term loans mature prior to 91 days after the extended revolver maturity date, the revolver loans outstanding under the new revolving facility must be repaid in full at least 91 days prior to such maturity date of such term loans and the revolver loans may not be drawn thereunder until such term loans are repaid and/or their maturity date extended to a date not earlier than 91 days after the extended revolver maturity date. The synthetic letter of credit facility amortizes at a rate of $350 thousand per annum, 1% of the original commitment, and is due and payable in full on December 4, 2013.
As of December 31, 2011, we had outstanding $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the “Dollar Fixed-Rate Notes”), €133 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the “Euro Fixed-Rate Notes” and together with the Dollar Fixed-Rate Notes, the “Second-Priority Springing Lien Notes”), $200 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”) and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second-Priority Springing Lien Notes, Second Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
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
As of December 31, 2011, Momentive Performance Materials Nantong Co. Ltd. ("MPM Nantong") had outstanding borrowings of $30 million under a fixed asset loan agreement with Agricultural Bank of China ("ABOC"). The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. The proceeds of this loan, which was funded in March 2011, along with internal funds were used to fully pay the remaining amount outstanding due under MPM Nantong's construction loan with China Construction Bank of $51 million in March 2011. Remaining principal repayments under the fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2012 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly. The interest rate on the loan as of December 31, 2011 was 6.52%. MPM Nantong also entered into two working capital loan agreements with ABOC in April and May 2011 providing for revolving secured loans up to $16 million (subject to exchange rates), all of which were outstanding as of December 31, 2011. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually. The interest rate on these loans as of December 31, 2011 was 6.89%.
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
In October 2011, we repurchased approximately €17.2 million in aggregate principal amount of the Euro Fixed-Rate Notes on the open market for a total purchase price of €12.2 million excluding accrued interest.
Effect of Inflation
In 2011 and 2010, inflation in commodities, such as silicon metal, methanol and platinum, unfavorably impacted our operating results but were offset by increased selling prices and cost reduction actions. In 2009, deflation in certain costs, such as methanol, natural gas, and non-key materials, favorably impacted our operating results, but were offset by lower sales volume.
While we have experienced inflation and deflation in certain input costs, such as silicon metal, methanol, non-key materials and energy related costs during the last three years, the overall effect on our operating results over this period has been primarily offset by changes in selling prices and cost reduction actions. We cannot assure investors that we will not be affected by inflation in the future. While we have been able to partially or completely offset inflation by increasing selling prices and implementing cost reduction actions in the past, we cannot assure investors that we will be able to do so in the future.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements other than letters of credit disclosed in note 9 and operating leases disclosed in note 14(d) of the Notes to our Consolidated Financial Statements.
Seasonality
We do not experience significant seasonality of demand, although sales are generally slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to volatile global economic conditions.
Contractual Obligations and Commitments
The following table reflects certain of our contractual obligations and commitments as of December 31, 2011, and the period in which such contractual obligations come due.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt (1)	$2,955	$36	$408	$1,178	$1,333
Interest on long term debt (2)	1,586	235	461	345	545
Pension plan contributions (3)	19	19	—	—	—
Pension and other postretirement benefits (4)	32	4	12	16	—
Restructuring reserves	8	8	—	—	—
Deferred taxes (5)	—	—	—	—	—
Operating leases	48	13	20	14	1
Investment in joint ventures (6)	26	—	26	—	—
Purchase obligations (7)	1,811	138	269	262	1,142
	$6,485	$453	$1,196	$1,815	$3,021
____________________________________

(1)	Long-term debt includes portions of the term loan and Second-Priority Springing Lien Notes that are denominated in euros.

(2)
Interest on long-term debt consists of interest on the fixed rate Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes and the variable rate term loans, the Agricultural Bank of China Fixed Asset Loan and India Bank Medium Term Note until the debt maturity date. Variable rate interest is calculated using a LIBOR value of 0.31% for the term loan denominated in U.S. dollars and 1.19% for the term loan denominated in

Euros at December 31, 2011.

(3)
The Company's planned pension contributions for 2012 are included in this schedule. The amount of contributions after 2012 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2012 are not included in this schedule.

(4)
Pension and other postretirement benefits include estimated payments made from Company assets related to certain foreign pension benefits and domestic postretirement benefits. No estimate of the payments after five years has been provided due to many uncertainties.

(5)	Estimated payments for taxes are not included in this table due to the uncertain timing of the ultimate cash settlement.

(6)	The Company is committed to make additional capital contributions to its siloxane joint venture in Jiande, China.

(7)
Purchase obligations include our unconditional purchase obligations, which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and delivery dates. Purchase obligations, including existing agreements to purchase siloxane and silica, are based upon the applicable purchase price at December 31, 2011. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in note 3 of the Notes to our Consolidated Financial Statements.

Recent Accounting Pronouncements
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB's Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position and results of operations.

Newly Adopted Accounting Standards

In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, the Company elected to early adopt ASU 2011-08 for its annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 did not have a material impact on the Company’s Consolidated Financial Statements.

Newly Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 on the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring entities to adopt the other requirements contained in ASU 2011-05. The Company is currently assessing the impact of ASU 2011-12 on the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.
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
In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the Credit Agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the Credit Agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. In addition, our ability to incur indebtedness or make investments is restricted under the indentures governing our notes unless we have an Adjusted EBITDA to fixed charges ratio (measured on a last twelve months basis) of at least 2.00 to 1.00. “Fixed charges” are defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of December 31, 2011, we were not able to satisfy this test. The restrictions on our ability to incur indebtedness or make investments under the indentures, however, are subject to exceptions, including exceptions that permit indebtedness under our senior secured credit facilities. On December 31, 2011, we were in compliance with the Senior Secured Leverage Ratio maintenance covenant, the other covenants under the Credit Agreement governing the senior secured credit facilities and the covenants under the indentures governing the notes.
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
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA (as calculated under our Credit Agreement and as substantially calculated under our indentures) and Combined Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.	$(141)	$(64)	$(42)
(Gain) loss on extinguishment and exchange of debt	(7)	78	(179)
Interest expense, net	256	249	258
Income taxes	27	(2)	15
Depreciation and amortization	197	197	191
EBITDA	332	458	243
Noncontrolling interest (a)	1	1	—
Restructuring and other (b)	35	23	23
Pro forma cost savings and Inventory Optimization (c)	2	—	24
Non cash and purchase accounting effects (d)	3	7	(5)
Exclusion of Unrestricted Subsidiary results (e)	(22)	(19)	(2)
Management fee and other (f)	6	4	—
Pro forma savings from Shared Services Agreement (g)	28	50	—
Adjusted EBITDA	$385	$524	$283
Inclusion of Unrestricted Subsidiary results	22	19	2
Combined Adjusted EBITDA	$407	$543	$285
Combined Adjusted EBITDA excluding pro forma savings
from the Shared Services Agreement	$379	$493	$285

Key Calculations under Credit Agreement
Total Senior Secured Net Debt	$801
Senior Secured Leverage Ratio for the twelve-month period ended December 31, 2011	2.08

(a)	Reflects the elimination of noncontrolling interests resulting from the Shenzhen joint venture.

(b)	Relates primarily to restructuring and other costs.

(c)
Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management, including headcount reductions, indirect cost savings, and inventory optimization programs. For the fiscal years ended December 31, 2011 and 2009, estimated cost savings includes facility rationalizations and headcount reductions.

(d)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) purchase accounting, (iii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary,

(iv) unrealized natural gas derivative gains or losses, and (v) reserve changes and impairment charges. For the fiscal year ended December 31, 2011, non-cash items include: (i) stock-based compensation expense of $2, (ii) unrealized foreign currency exchange loss of $7, and (iii) a pension curtailment gain of $6. For the fiscal year ended December 31, 2010, non-cash items include: stock-based compensation expense of $3, and (ii) unrealized foreign currency exchange loss of $4. For the fiscal year ended December 31 2009, non-cash items include: stock-based compensation expense of $1; (ii) unrealized foreign currency exchange gain of $4; and (iii) unrealized gain on natural gas derivative contracts not designated as cash flow hedges of $1.

(e)	Reflects the exclusion of EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents.

(f)	Management Fees and Other include management and other fees to Apollo and affiliates and business optimization expenses.

(g)	Represents estimated cost savings, on a pro forma basis, from the Shared Services Agreement with MSC.

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
Interest Rate Risk. We have issued fixed and variable-rate debt to finance the GE Advanced Materials Acquisition and in connection with subsequent refinancings. As a result, we have been and will continue to be subject to the variations in interest rates in respect of our floating-rate debt. Borrowings under our senior secured credit facilities accrue interest at variable rates. Assuming our term loans are funded entirely in U.S. dollars, a 100-basis-point increase in LIBOR on our debt balances outstanding as of December 31, 2011 under our senior secured credit facilities (including our synthetic letter of credit facility) would increase our annual interest expense by $10 million. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
Commodity Price Risk. We are subject to changes in our costs of sales caused by fluctuations in prices of commodities and raw materials. We pursue ways to diversify and minimize material costs through through strategic raw material purchases, and through commercial and contractual pricing agreements and customer price adjustments. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. We rely on key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. See “Risk Factors-Risks Related to Our Business-Fluctuations in direct or indirect raw material costs could have an adverse impact on our business” and “Risk Factors-Risks Related to Our Business." An inadequate supply of direct or indirect raw materials and intermediate products could have an adverse effect on our business.” Also, we will consider hedging strategies that minimize risk or reduce volatility when available.
Foreign Exchange Risk. Revenue denominated in foreign currencies accounted for approximately 51% and 46% of our total worldwide revenue for 2011 and 2010, respectively. As a result, we have exposure to foreign exchange risk related to transactions denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both inter-company and third-party) and loan repayments. If the U.S. dollar strengthens by 1%, our operating income would be reduced by approximately $2 million per year.
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
Our foreign exchange risk is also mitigated because we operate in many foreign countries, which reduces the concentration of risk in any one currency. In addition, certain of our foreign operations have limited imports and exports, which reduces the potential impact of foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.
Management's Annual Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (COSO). Based on our assessment, we have concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our 2011 financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described above in “Management's Annual Report on Internal Control Over Financial Reporting” that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Separation Agreements

As previously reported, we announced on February 13, 2012 that Steven Delarge, our President of the Silicones and Quartz Division at the time, stepped down from his position and that Craig Morrison, our President and Chief Executive Officer, assumed Mr. Delarge's former position on an interim basis. We also announced on February 13, 2012, and as previously reported, that Michael Modak, our Chief Commercial Officer, was stepping down from his position and that other members of the executive team were assuming his responsibilities on an interim basis. In connection with these management changes, we entered into separation agreements with Mr. Delarge and Mr. Modak on February 29, 2012.

Under the terms of each separation agreement, we agreed to provide each executive with the following benefits: (i) current base salary, on a bi-weekly basis (minus all applicable taxes, deductions and withholdings) from February 27, 2012 through May 22, 2013 with respect to Mr. Delarge, and from February 27, 2012 through February 22, 2013 with respect to Mr. Modak, (ii) medical, prescription, vision and dental insurance benefits under our plans at no cost to the executive until February 2013, (iii) the executive's earned 2011 cash bonus outlined in our 2011 Annual Incentive Compensation Plan, payable on a date set by us (concurrent with scheduled payments to our eligible employees), and (iv) executive outplacement services at no cost to the executive for up to twelve months. In addition, we and certain of our affiliates also agreed that (i) the unvested stock options that are subject to time-based vesting granted to such executive under the Momentive Performance Materials Holdings Inc. 2007 Long Term Incentive Plan (“2007 LTIP”) will become vested in accordance with their terms without regard to the continued service requirement and all time-based stock options granted to such executive under the 2007 LTIP shall remain outstanding until the expiration of the scheduled stock option term determined without regard to the continued service requirement, (ii) the performance-based stock options granted to such executive under the 2007 LTIP will remain outstanding until the expiration of the scheduled stock option term determined without regard to the continued service requirement and will vest if the applicable performance goals are achieved and (iii) such executive shall have the right (the “Put Right”) to sell to us or our affiliate (as designated by us) a portion or all of the equity securities originally purchased by such executive that were converted into common units of Momentive Performance Materials Holdings LLC in connection with the Combination Agreement, dated October 1, 2010, between MPM Holdings and MSC Holdings, at his original cost, provided such executive exercises his Put Right on or prior to May 22, 2012.

Under the terms of each separation agreement, each executive agreed to a release of claims against us and our affiliates and reaffirmed that such executive is and shall continue to be bound by the non-solicitation and non-compete provisions under the MPM Holdings' Amended and Restated Securityholders Agreement, dated March 5, 2007, and agreed to certain other non-solicitation, non-compete and non-disparagement provisions. Each executive is entitled to revoke acceptance of his separation agreement within seven days following execution of the agreement. If acceptance is not revoked within the foregoing period, the separation agreements shall become effective on the date following the seven-day revocation period.

Supply Agreement Extension

On February 28, 2012, Momentive Performance Materials Quartz, Inc., our wholly-owned subsidiary (“MPM Quartz”), entered into an Extension and Amendment, effective as of December 31, 2011 (the “Amendment”), to the Quartz Sand Products Purchase Agreement, as amended to date, by and between Unimin and MPM Quartz (the “Supply Agreement”). The amendment extends the term of the Supply Agreement from December 31, 2011 to June 30, 2012, subject to the early termination provisions therein, and amends the pricing for the extension period. The parties continue to negotiate the terms of a new long-term supply agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following sets forth our executive officers and directors as of February 17, 2012. All of our executive officers are also executive officers of Momentive Specialty Chemicals Inc.

Name	Age	Title
Craig O. Morrison	56	Director, Chairman, President, Chief Executive Officer and interim President, Silicones and Quartz Division
William H. Carter	58	Director, Executive Vice President and Chief Financial Officer
Scott M. Kleinman	39	Director
Jordan C. Zaken	37	Director
David B. Sambur	31	Director
Judith A. Sonnett	55	Executive Vice President, Human Resources
Douglas A. Johns	54	Executive Vice President, General Counsel and Secretary
Kevin W. McGuire	52	Executive Vice President, Business Processes and Information Technology
Nathan E. Fisher	46	Executive Vice President, Procurement
Anthony B. Greene	52	Executive Vice President, Business Development and Strategy
Karen E. Koster	49	Executive Vice President, Environmental, Health & Safety
George F. Knight	55	Senior Vice President, Finance and Treasurer
Craig O. Morrison was elected President and Chief Executive Officer and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010. He was named President of the Company's Silicones and Quartz division on an interim basis on February 13, 2012. He also serves as President and Chief Executive Officer and a director of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) having been elected to those positions effective March 25, 2002. Mr. Morrision was named Chairman of the Board of Directors of MSC on June 1, 2005. Prior to joining MSC, he served as President and General Manager of Alcan Packaging's Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric's Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Managers of Momentive Holdings. Mr. Morrison's position as President and Chief Executive Officer, his extensive management experience, and his skills in business leadership and strategy qualify him to serve on our Board of Directors.
William H. Carter was elected Executive Vice President and Chief Financial Officer and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010. He also serves as Executive Vice President and Chief Financial Officer of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to those positions effective April 3, 1995, and as a director of MSC, having been elected to this position effective November 20, 2001. Mr. Carter was instrumental in the restructuring of MSC's holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management Inc., from January to June 2000, and a director and executive officer of WKI Holding Company, Inc. from 2001 to 2003. Additionally, he has served as a director of Elmer's Products, Inc., Borden Foods Corporation and AEP Industries, Inc. Prior to joining MSC in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. Mr. Carter's position as Executive Vice President and Chief Financial Officer, his extensive management experience, and his skills in financial leadership qualify him to serve on our Board of Directors.
Scott M. Kleinman was elected a director on October 1, 2010. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following Apollo portfolio companies: Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Holdings, LLC, LyondellBasell Industries B.V. and Realogy Corporation. Within the past five years, Mr. Kleinman was also a director of Momentive Specialty Chemicals Inc. and Noranda Aluminum Holding Corporation. He is a member of Audit Committee of the Board of Directors. He is also member of the Executive, Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Kleinman's position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of the Company.
Jordan C. Zaken was elected a director on October 1, 2010. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. He is also a director of Momentive Specialty Chemicals Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp. and Verso Paper Holdings, LLC, all Apollo portfolio companies. Within the past five years, Mr. Zaken was also a director of Parallel Petroleum Corporation. He is the Chairman of the Compensation Committee of the Board of Directors. He is also a member of the Audit Committee, Environmental, Health and Safety Committee and the Executive Committee and Chairman of the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Zaken's extensive finance and business experience, we believe it is appropriate for Mr. Zaken to serve as a director of the Company.
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
Judith A. Sonnett was elected Executive Vice President, Human Resources on October 1, 2010. She also serves as Executive Vice President - Human Resources of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position in September 2007. She has served in various HR leadership roles for MSC and its predecessors since November 1998. Prior to her current position at MSC, Ms. Sonnett was Vice President, People and Organizational Development from November 2004 through September 2007, and prior to that, she held the title Vice President, Human Resources for Borden Chemical Inc. from November 1998 through November 2004. From 1995 to 1998 Ms. Sonnett worked in Human Resources for W.L. Gore and Associates.
Douglas A. Johns was elected General Counsel and Secretary upon our formation on December 4, 2006. He was named Executive Vice President on October 1, 2010. He also serves as Executive Vice President and General Counsel of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc.) and Momentive Performance Materials Holdings LLC, having been elected to those positions on October 1, 2010. Prior to our formation, Mr. Johns served as General Counsel for GE Advanced Materials, a division of General Electric Company, from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics' European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004.
Kevin W. McGuire was elected Executive Vice President, Business Processes and Information Technology on October 1, 2010. He also serves as Executive Vice President - Business Processes and IT of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position on June 1, 2005. Mr. McGuire joined MSC in 2002 as its Chief Information Officer.
Nathan E. Fisher was elected Executive Vice President, Procurement on October 1, 2010. He also serves as Executive Vice President of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position on June 1, 2005. Mr. Fisher joined MSC in March 2003 as Director of Strategic Sourcing and was promoted to Vice President - Global Sourcing in September 2004.
Anthony B. Greene was elected Executive Vice President, Business Development and Strategy on October 1, 2010. He also serves in that capacity for Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position on October 1, 2010. Mr. Greene joined the Company upon its formation on December 4, 2006 as Global Financial Planning and Analysis Manager. He was appointed Global Business Development Leader in January 2010. Prior to December 2006, he served as Global Financial Planning and Analysis Manager for GE Advanced Materials since 2005. Mr. Greene joined GE in 1981 and has held numerous financial management roles in a wide variety of GE businesses in the U.S., Asia and Europe.
Karen E. Koster was elected Executive Vice President, Environmental, Health & Safety effective August 8, 2011. Ms. Koster also serves in that capacity for Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position on the same date. Prior to joining the Company, Ms. Koster held various environmental services and legal management roles at Cytec Industries where, from August 2002, she served as Vice President, Safety, Health and Environment.
George F. Knight was elected Senior Vice President, Finance, and Treasurer of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010 and November 1, 2010, respectively. Mr. Knight also serves in that capacity for Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position on June 1, 2005. He joined MSC in 1997. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation, an affiliate of MSC. In 2001, he re-joined MSC and was appointed Vice President-Finance and Treasurer of MSC in July 2002. He was promoted to Senior Vice President of MSC in June 2005.
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

ITEM 11 - EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Oversight of the Executive Compensation Program
The Compensation Committee of our Board of Directors (the “MPM Committee”) is responsible for establishing and monitoring compliance with our executive compensation philosophy. Our overarching goal is that the compensation and benefits provided to executives are reasonable, internally fair and externally competitive.

As described below, our Named Executive Officers and certain members of the Senior Leadership Team are employed by MSC and provide services to us under the Shared Services Agreement. As a result, the Compensation Committee of the Board of Directors of MSC (the “MSC Committee”) evaluates and approves the compensation and benefits of these individuals. The MSC Committee and MPM Committee, however, are comprised of the same members and share the same compensation philosophy.
The MSC Committee sets the principles and strategies that guide the design of the executive compensation program for the executives employed by MSC that provide services to us, and annually evaluates the performance and compensation levels of such executives, including our Chief Executive Officer (the “CEO”) and each of the executive officers employed by MSC who report directly to the CEO. The MPM Committee sets the principles and strategies that guide the design of the executive compensation program for the executives employed by the Company, and evaluates the performance and compensation of the executive officers employed by the Company that report to the CEO. Based on these evaluations, the MSC Committee and MPM Committee approve the compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities, of each executive employed by MSC and the Company, respectively.
Throughout this discussion, we refer to the executives named in the Summary Compensation Table in Part III, Item 11 of this Annual Report as our Named Executive Officers. Our Named Executive Officers for 2011 are: Craig O. Morrison, President and Chief Executive Officer (who also assumed the role of President of the Company's Silicones and Quartz Division on an interim basis in February 2012); William H. Carter, Executive Vice President and Chief Financial Officer; Judith A. Sonnett, Executive Vice President, Human Resources; Nathan E. Fisher, Executive Vice President, Procurement; and Kevin W. McGuire, Executive Vice President, Business Processes and IT. We also refer to our CEO and the executives who report directly to him as the “Senior Leadership Team.” Our Senior Leadership Team is currently comprised of 11 individuals, including our five Named Executive Officers.
Shared Services Agreement
On October 1, 2010 in connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MSC, pursuant to which, MSC provides to us, and we provide to MSC, a range of services, including the services of certain executives and employees on a shared basis. This agreement was amended effective March 17, 2011 and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party and subject to termination by either MSC or the Company, without cause, on not less than thirty days prior written notice subject to a one year transition assistance period). Under this arrangement, MSC provides us with the executive services of our Named Executive Officers and certain other members of our Senior Leadership Team (while they continue to be employed by, and provide services to, MSC) and we provide MSC with the executive services of certain members of our Senior Leadership Team (while they continue to be employed by, and provide services to, us). In addition, under this agreement, MSC provides to us, and we provide to MSC, the services of various other executives and employees on a shared basis. Pursuant to the Shared Services Agreement, the fully burdened costs (including associated overhead costs) of the executives and other employees that MSC provides to us and we provide to MSC are allocated 49% to us and 51% to MSC, respectively, according to an agreed upon methodology, except to the extent that 100% of any cost is demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost is allocated to such party. Fully burdened costs for shared employees include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead, calculated in accordance with accounting policies and procedures approved, from time to time, by the parties. Monthly net payments are scheduled to made under the Shared Services Agreement based on estimated total allocated costs for all services. Following the end of each quarter, an additional payment is made, if necessary, based on a reconciliation of estimated costs to actual costs for such quarter. We expect that the Momentive Combination, including the Shared Services Agreement, will result in significant synergies for us. For additional details regarding the Shared Services Agreement, see Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.
Global Total Rewards Strategy

In 2011, as a result of the Momentive Combination, the Senior Leadership Teams of MSC and the Company recommended the establishment of a unified Global Total Rewards Strategy that identifies target positioning for base salaries, short-term incentives, long-term incentives, health and welfare and retirement benefits relative to competitive practices globally. This strategy was implemented by the MSC Committee and MPM Committee and used as the basis for certain U.S. compensation and executive retirement and other benefit plan changes made in 2011 in order to provide competitive compensation and benefits for both companies. Details on 2011 executive compensation and retirement plans are discussed below.
Executive Compensation Philosophy and Objectives
The executive compensation programs of MSC and the Company are designed to focus our CEO and the Senior Leadership Team on our key strategic, financial and operational goals that will translate into long-term value creation for our stockholders. As a result, the MSC Committee and MPM Committee believe that the compensation packages provided to executives should include a mix of short-term cash-based awards that encourage the achievement of annual goals, and long-term cash and equity-based elements that reward sustained business performance and encourage management stability.
The MSC Committee and MPM Committee believe that equity-based awards play an important role in creating incentives for our executives to maximize performance and further align the interests of our executives with those of our stockholders. The executives of MSC and the Company participate in equity based plans sponsored by Momentive Holdings, MSC Holdings and/or MPM Holdings, and the Named Executive Officers and members of the Senior Leadership Team have received awards under such plans. These awards are factored into the executive compensation programs established by the MSC Committee and MPM Committee.
The annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that the incentives are not only aligned with the strategic goals of MSC and the Company, but also enable MSC and the Company to attract and retain a highly qualified and effective management team. The MSC Committee and MPM Committee base their executive compensation decisions on the following philosophy:

•	The compensation program should be designed to support the business with a balance between critical short-term objectives and long-term strategy;

•	Each executive's total compensation should have a correlation to the scope of his or her responsibilities and relative contributions to the Company's and MSC's performance; and

•	A significant portion of each executive's total compensation should be variable and contingent upon the achievement of specific financial and operational performance goals.
The general philosophy of the MSC Committee and MPM Committee is to set base salaries at levels comparable to the general market for the given position, and provide the opportunity for short-term and long-term incentive compensation that will exceed the general market when performance exceeds the target levels.
Roles and Responsibilities
The MSC Committee and MPM Committee make all final decisions regarding the compensation of our Named Executive Officers and members of the Senior Leadership Team employed by MSC and the Company, respectively, and are also responsible for approving new compensation programs and changes to existing compensation programs applicable to such executives. These decisions, other than decisions regarding their own compensation, are based on recommendations made by the CEO and the Executive Vice President of Human Resources. The MSC Committee and MPM Committee use their discretion and judgment in accepting or modifying management's recommendations in making its final compensation decisions for executives employed by MSC and the Company, respectively.
Use of Compensation Data
In order to obtain a general understanding of current compensation practices when setting compensation levels for the Named Executive Officers and members of the Senior Leadership Team employed by MSC and the Company, respectively, the MSC Committee and MPM Committee consider broad-based competitive market data on total compensation packages provided to executives with similar responsibilities at comparable companies within the chemical industry, as well as companies with similar revenues and operational complexity outside the chemical industry. The MSC Committee and MPM Committee also use a variety of third-party salary surveys, including Hewitt Executive Compensation and Towers Watson Executive Compensation Surveys. Such data is reviewed in the context of the executive's scope of responsibility, his or her specific role in value creation and overall contributions to the performance of MSC and the Company, respectively. When making individual compensation decisions, the MSC Committee and MPM Committee also review total compensation data on each executive of MSC and the Company, respectively, which includes base salary, target and actual annual incentive compensation and long-term incentive compensation, including equity ownership.
Advisory “Say-on-Pay” Vote

Neither MSC or the Company is currently required to hold a shareholder advisory “say-on-pay” vote. Apollo is the controlling shareholder of MSC and the Company, and Apollo and its representatives are actively involved in making recommendations regarding the structure of the executive compensation programs of MSC and the Company and the amounts payable to our Named Executive Officers thereunder.
Executive Compensation Components
The following paragraphs describe and analyze the essential components of the executive compensation program of MSC and the Company which are as follows: base salaries, annual incentive awards, long-term incentive awards, retirement benefits, international assignment compensation and severance benefits. As discussed above, our Named Executive Officers are employed by MSC and provide services to us pursuant to the terms of the Shared Services Agreement. As a result, these executives participate in MSC's compensation programs and plans, and are compensated by MSC. Any references to compensation or benefits provided to our Named Executive Officers in this section refer to compensation or benefits provided by MSC or Momentive Holdings, the parent of MSC and the Company, regardless of the cost allocations under the Shared Services Agreement.
1. Base Salaries

The Named Executive Officers and members of the Senior Leadership Team are provided with an annual, fixed base salary commensurate with their professional status, accomplishments, scope of responsibility, overall impact on the organization and the size and complexity of the business or functional operations they manage. The MSC Committee and MPM Committee review the base salary levels of the Named Executive Officers and members of the Senior Leadership Team employed by MSC and the Company, respectively, annually in conjunction with the annual performance review conducted globally for all non-bargained salaried employees. In addition, the MSC Committee and MPM Committee review base salaries in conjunction with promotions or significant changes in job responsibilities of the Senior Leadership Team employed by MSC and the Company, respectively. When approving increases to base salaries, the MSC Committee and MPM Committee consider many factors including job performance, total target compensation, impact on value creation and the competitive marketplace. In the second quarter of 2011, Messrs. Morrison and Carter received increases in their base salary levels (5.26% and 4.0%, respectively) based upon the MSC Committee's review of their 2010 performance against goals. Ms. Sonnett and Messrs. Fisher and McGuire did not receive base salary increases in 2011 due to the salary adjustments they received in October 2010 in connection with the Momentive Combination. Each of our Named Executive Officers will be considered for a base salary increase in 2012.
2. Annual Incentive Awards
The purpose of the annual incentive program of MSC and the Company is to provide a short-term performance incentive and to reward participants for delivering increased value to the organization against specific financial and other critical business objectives. In addition to the annual cash incentive plan, from time to time, the CEO may recommend discretionary cash bonuses to reward exemplary performance, for retention purposes or in connection with a new hiring or promotion. The CEO's discretionary bonus recommendations for executives of MSC and the Company are made to the MSC Committee and MPM Committee, respectively, for consideration and approval.
The annual incentive plan awards are targeted at a level that, when combined with base salaries and other components of the total rewards program, is intended to yield total annual compensation that is competitive in the marketplace, while performance above the target is intended to yield total annual compensation above the market median. The performance targets for the applicable components of the annual incentive plan are identical for executives and other eligible, salaried employees. The MSC Committee and MPM Committee strive to set annual incentive compensation targets that are achievable only through strong performance, believing that this motivates executives and other participants to deliver ongoing value creation, while allowing MSC and the Company to attract and retain a highly talented Senior Leadership Team.
Annual incentive award targets are determined in connection with the development of an overall budget for Momentive Holdings and its subsidiaries. Performance measures can consider a number of factors, such as our prior-year performance; current market trends; anticipated synergies; integration efforts around acquired assets or businesses; potential pricing actions; raw material projections; the realization of planned productivity initiatives; expansion plans; new product development; and other strategic factors that could potentially impact operations.

The 2011 Annual Incentive Compensation Plan
In early 2011, the Compensation Committee of the Board of Managers of Momentive Holdings (the “Momentive Holdings Committee”), the MSC Committee and MPM Committee each approved the 2011 annual incentive compensation plan for employees of the Company, MSC and their subsidiaries (the “2011 ICP”). Under the 2011 ICP, the Named Executive Officers and members of the Senior Leadership Team of MSC and the Company had the opportunity to earn cash bonus compensation based upon the achievement of certain performance targets established with respect to the plan. The performance targets were established based on the following performance criteria:

•	“Segment EBITDA” - Earnings before interest, taxes, depreciation and amortization adjusted to exclude certain non-cash, certain other income and expenses and discontinued operations,

•	Cash flow,

•	Environmental, health & safety “EH&S” performance goals, and

•	“Momentive Combination Synergies” - the achievement of cost savings related to the Shared Services Agreement.

In 2011, as a result of the Momentive Combination and in recognition of the fact that our Named Executive Officers, most of our Senior Leadership Team and many other Company associates now also have responsibilities for, or provide services to, both MSC and the Company in connection with the Shared Services Agreement, the targets under the 2011 ICP for Segment EBITDA, cash flow, EH&S statistics, and Momentive Combination Synergies for executive officers of MPM and the Company with non-divisional roles were based upon the combined results of MSC and the Company (the “Combined Opcos”) rather than on the results of MSC or the Company only. Targets for executive officers of MSC and the Company with divisional responsibilities were based primarily on the division's results.
Segment EBITDA was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes. Segment EBITDA of the Combined Opcos (“Combined Opco EBITDA”) corresponds to the sum of MSC Segment EBITDA as defined in the MSC Annual Report on Form 10-K for the period ended December 31, 2011 (the “2011 MSC Annual Report”) and Combined Adjusted EBITDA, excluding pro forma savings from the Shared Services Agreement, as defined herein. See Item 7 of Part II of the 2011 MSC Annual Report for a reconciliation of MSC Segment EBITDA to Net Income (loss). See Item 7 of Part II of this Annual Report on Form 10-K for a reconciliation of the Company's Net Income (loss) to Combined Adjusted EBITDA, excluding pro forma savings from the Shared Services Agreement.
The Segment EBITDA target for the annual incentive plan was set based upon factors including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2011 ICP, the targeted Combined Opco EBITDA was $1,207 million, which included targeted Combined Adjusted EBITDA, excluding pro forma savings from the Shared Services Agreement, of $532 million for the Company. The targeted Combined Adjusted EBITDA, excluding pro forma savings from the Shared Services Agreement, represented an increase of $39 million or approximately 8% over the Company's 2010 actual results primarily due to our forecasts in early 2011 of growth across most product lines as a result of anticipated continued economic recovery.
Cash flow encompasses EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. The purpose of this component is to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through difficult economic cycles. The cash flow targets were established as a result of budget projections. For the 2011 ICP, the targeted cash flow of the Combined Opcos (the “Combined Opco Cash Flow”) was $254 million, which included targeted cash flow for the Company of $141 million. The targeted cash flow for the Company represented a decrease of $15 million over the Company's 2010 actual cash flow primarily due to higher anticipated capital expenditures in 2011 than in 2010. The Segment EBITDA and cash flow measurements acted independently such that a payout of one element was possible even if the minimum target threshold for the other was not achieved. The MSC Committee and MPM Committee believe this design encouraged continued focus on critical cash constraints.
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a critical focus for all associates. For the 2011 ICP, EH&S targets were measured based upon achievement of two equally-weighted goals: reducing occupational illness and injury rates (“OIIR”) and lost time incident rates (“LTIR”). EH&S statistics were included as a performance target in last year's incentive compensation plan for employees of MSC but represented a new performance target for employees of the Company. The EH&S statistics for the Combined Opcos (the “Combined Opco EH&S Goals”) for the 2011 ICP were an OIIR of .83 and an LTIR of .45. These goals represent an 11%and 8% improvement, respectively, over prior year actual statistics.
To encourage the achievement of cost savings from the Momentive Combination and under the Shared Services Agreement, a synergies target was added to the 2011 ICP as a new component. The 2011 Momentive Combination Synergies target was set at $50 million, based upon projections made at the time of the Momentive Combination.
The performance criteria for participants were weighted by component. Our executive officers had 50% of their incentive compensation tied to achieving Combined Opco and/or division Segment EBITDA targets, 10% tied to the achievement of Combined Opco or division EH&S goals, 30% tied to the achievement of Combined Opco or division cash flow targets, and 10% tied to the achievement of Momentive Combination Synergies. For employees of MSC, these weightings are the same as last year's plan design; however, the MSC Committee reduced the previous cash flow weighting by 10% to provide for the new Momentive Combination Synergies performance criteria. For employees of the Company, these weightings were adjusted from last year's plan design with the allocation for the EBITDA component reduced due to the addition of EH&S statistics and Momentive Combination Synergies as performance criteria.

The minimum thresholds for Segment EBITDA, cash flow and Momentive Combination Synergies were set at 90%, 80% and 60% of the targets, respectively, and the maximum thresholds were set at 110%, 120% and 140% of the targets, respectively. The payout for achieving the minimum threshold was 50% of the allocated target award for the component and the payout for the maximum threshold was 175% or 200% of the allocated target award, depending on the executive's position. The payout for achieving the target for either EH&S component was 50% of the allocated target award for this component.
The Segment EBITDA, cash flow and Momentive Combination Synergies elements under the 2011 ICP acted independently such that a payout of one element was possible even if the minimum target threshold for the other was not achieved. However, any payout for achievement of an EH&S target, since it is not self funding, was contingent upon the achievement of the applicable Combined Opco or division Segment EBITDA target.
Each participant's incentive target award under the 2011 ICP was based on a percentage of his or her base salary. The following table summarizes the 2011 targets and performance components, including individual goals and weightings, for each of our Named Executive Officers.

Name	Incentive Target (% of Base Salary)	Award Payout Range (% of Incentive Target)	Performance Components Individual Goals	Weight	2011 ICP Payout by Performance Component ($)
C. Morrison	100%	50% - 200%	Combined Opco EBITDA	50%	—
			Combined Opco Cash Flow	30%	—
			Combined Opco EH&S Goals	10%	—
			Momentive Combination Synergies	10%	106,000
W. Carter	80%	50% - 200%	Combined Opco EBITDA	50%	—
			Combined Opco Cash Flow	30%	—
			Combined Opco EH&S Goals	10%	—
			Momentive Combination Synergies	10%	60,465
J. Sonnett	60%	50% - 200%	Combined Opco EBITDA	50%	—
			Combined Opco Cash Flow	30%	—
			Combined Opco EH&S Goals	10%	—
			Momentive Combination Synergies	10%	25,440
N. Fisher	50%	50% - 200%	Combined Opco EBITDA	50%	—
			Combined Opco Cash Flow	30%	—
			Combined Opco EH&S Goals	10%	—
			Momentive Combination Synergies	10%	16,695
K. McGuire	50%	50% - 200%	Combined Opco EBITDA	50%	—
			Combined Opco Cash Flow	30%	—
			Combined Opco EH&S Goals	10%	—
			Momentive Combination Synergies	10%	16,695
We believe that our executives with divisional roles must have a strong tie to their division's performance where they have the greatest impact and closest line of sight and therefore, 80% of their targets were tied to their division's results, however none of our Named Executive Officers had divisional roles. The 2011 ICP plan awards for our Named Executive

Officers were paid by MSC, their employer, and 49% of MSC's cost of these awards was allocated to us in accordance with the terms of the Shared Services Agreement. Please see “Determining Compensation for our Named Executive Officers” below for a description of each Named Executive Officer's performance against the 2011 ICP goals.
3. Long-term Incentive Awards
Equity Awards

From time to time, grants of equity-based awards may be made to our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. Because we do not have publicly-traded securities, our long-term incentive strategy includes the use of periodic large grants rather than on-going annual grants of equity. The purpose of equity awards is to provide an incentive toward a long-term projected value and to reward the participants for planning and delivering that long-term value. Time-based awards function as a retention incentive, while performance-based awards are linked to the attainment of specific long-term objectives.

Prior to the Momentive Combination, our Named Executive Officers received awards under the following plans administered by MSC Holdings or MSC: the 2004 Stock Incentive Plan (the “MSC 2004 Stock Plan”), the 2004 Deferred Compensation Plan (the “MSC 2004 DC Plan”), and the 2007 Long-Term Incentive Plan (the “MSC 2007 Long-Term Plan”). The material terms of awards made to our Named Executive Officers are further described in the Narrative to the Outstanding Equity Awards Table. As a result of the conversion in connection with the Momentive Combination, all outstanding equity-based awards currently relate to units of Momentive Holdings.
In February 2011, the Momentive Holdings Committee approved a new long-term equity incentive plan for employees and directors of MSC and the Company (the “2011 Equity Plan”). The 2011 Equity Plan was adopted to address the concern that many of MSC and the Company's key managers at the time did not hold a meaningful or any equity stake in Momentive Holdings, and the fact that management's overall ownership interest in Momentive Holdings was relatively small. Grants under the 2011 Equity Plan are denominated in Momentive Holdings common units. Under the 2011 Equity Plan, participants may receive grants of common units, restricted units, restricted deferred units, unit options, and other unit-based awards. Grants of restricted deferred units of Momentive Holdings and options to purchase units of Momentive Holdings were made in February 2011 to a select group of leaders, including our Named Executive Officers. The amount of each award was based on the executive's scope of responsibility, long-term potential, retention risk and/or impact on value creation. The awards also varied depending upon the grantees' existing equity holdings, as the Momentive Holdings Committee sought to harmonize equity ownership positions among key executives of MSC and the Company based on the factors above. The awards made pursuant to the 2011 Equity Plan are generally subject to time-based or performance-based vesting requirements. The time-based awards require continued service and function as a retention incentive, while the performance-based awards vest upon the achievement of certain unit prices following certain transactions involving Momentive Holdings, which we believe provides both a retention incentive and encourages the attainment of specific long-term financial objectives.
The material terms of the grants made to our Named Executive Officers under the 2011 Equity Plan are further described in the Narrative to the Grants of Plan-Based Awards Table.
Long-Term Cash Awards
The MSC Committee and MPM Committee may, from time to time, adopt long-term cash award plans for our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. The purpose of cash based long-term incentive plans is to provide a definite value to the executive after a multi-year period upon the achievement of financial targets, as well as a retention incentive.

In early 2009, the MSC Committee approved the MSC 2009 Leadership Long-Term Cash Incentive Plan ("MSC 2009 LTIP") to provide management stability for MSC during a difficult economic environment and focus MSC's key leaders, including certain of our Named Executive Officers, on business sustainability and recovery. Since the performance goals under the 2009 LTIP were achieved in 2009 and 2010, one-half of the award was payable in the first quarter of 2011 to certain of our Named Executive Officers, with the remainder to become payable in the first quarter of 2012. Because the performance goals were fully achieved in 2010, the full amount of each Named Executive Officer's award under the MSC 2009 LTIP was reported as compensation earned for 2010 in MSC's Summary Compensation Table last year, even though each award remained subject to time-based vesting requirements and ultimately may never have become payable. Because the awards under the MSC 2009 LTIP arise solely from services provided to MSC, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement.
4. Retirement Benefits

Each of our Named Executive Officers participate in MSC's qualified defined benefit and defined contribution retirement plans on substantially the same terms as other participating MSC employees. Our Named Executive Officers do not participate in the qualified defined benefit and defined contribution retirement plans of the Company, which are only available to employees of the Company.
While both the MSC Committee and MPM Committee believe that retirement benefits are important compensation and retention tools, in recognition of the market shift from defined benefit plans to defined contribution plans, the MSC Committee implemented a change in its retirement strategy during 2009, to move to a defined contribution retirement platform. As a result, MSC froze participation for the non-bargaining participants of its U.S. qualified defined benefit pension plan (the “MSC U.S. Pension Plan”) during 2009, and added a new element to its U.S. defined contribution plan, referred to as the Annual Retirement Contribution or “ARC”.
The MSC savings plan, which is a defined contribution plan (the “MSC 401K Plan”), covers all of MSC's U.S. employees, including our Named Executive Officers. This plan allows eligible MSC employees to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated employees and 25% for all other MSC employees up to the federal limits for qualified plans. Those MSC employees are also eligible to receive matching contributions from MSC at 100% on contributions of up to 5% of eligible earnings. In addition to the ARC contribution described in the foregoing paragraph, an additional MSC contribution may be made if MSC achieves a specified annual financial goal established at the beginning of each plan year.
In conjunction with MSC's new retirement strategy, at the end of 2008, MSC froze its non-qualified Executive Supplemental Pension Plan (“MSC Supplemental Plan”) under which MSC provided retirement benefits above the maximum limitations under an IRS qualified benefit plan to selected MSC executives.
MSC did not replace the frozen MSC Supplemental Plan during 2009 or 2010 due to the economic climate. In December 2011, recognizing that an executive supplemental retirement plan is standard in the industry and an important element of the total compensation rewards package used to recruit top talent, the MSC Committee adopted a new non-qualified Supplemental Executive Retirement Plan (the "MSC SERP") for certain of MSC's executives and other highly compensated employees, to replace the frozen MSC Supplemental Plan. Under the MSC SERP, MSC will provide an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for qualified retirement plans. Like the MSC 401K Plan, the MSC SERP is also a defined contribution benefit plan.
There is a description of these MSC plans in the narrative following the Pension Benefits and Nonqualified Deferred Compensation Tables below.

The costs of the MSC 401K Plan and MSC SERP with respect to our Named Executive Officers are allocated 49% to us and 51% to MSC pursuant to the terms of the Shared Services Agreement. Because the MSC U.S. Pension Plan and the MSC Supplemental Plan were frozen prior to the Momentive Compensation and the benefits under such plans arise solely from services provided to MSC, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement.
5. International Assignment Compensation
Benefits provided to executives as part of an international assignment are viewed by us as a means to compensate the executive for financial expenses and personal hardships which would not exist if the executive remained in his or her home country. These benefits may include a disturbance allowance, family travel and housing allowances, tax equalization payments, and relocation to their home country. Both the MSC Committee and MPM Committee believe that, as a growing global organization, it is necessary to offer this compensation to encourage key executives of MSC and the Company, respectively, to temporarily relocate for strategic business reasons.
6. Severance Benefits
The MSC Committee and MPM Committee believe that appropriate change in control and severance protections accomplish two objectives. First, they create an environment where key executives are at liberty to act on behalf of the organization without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. The MSC Committee and MPM Committee are also cognizant that providing too much in the way of change in control and severance protection would not be in the best interest of MSC and the Company, respectively,--encouraging undue risk taking on the part of executives. In an attempt to balance the delicate equation, MSC and the Company have provided these benefits very selectively.
Our Named Executive Officers are eligible to receive severance benefits from MSC if their employment is terminated without cause, or, in certain cases, if the Named Executive Officer resigns with good reason (as such terms are defined in the executive's employment agreement or MSC's severance guidelines). Severance benefits for Messrs. Morrison and Carter are provided pursuant to the terms of each executive's employment agreement with MSC, and include base salary for a period of time that coincides with the period during which the executive is subject to a non-competition restriction, as well as benefits continuation for up to eighteen months at the same cost paid by active MSC U.S. associates. Our other Named Executive Officers are eligible to receive severance benefits on the same basis as MSC's U.S. employees pursuant to MSC's severance guidelines, which consider the employee's position and years of service, and are subject to a minimum and maximum range. In the event the executive's employment with MSC is terminated, these executives would no longer provide services to us under the Shared Services Agreement and the cost of such severance benefits would be allocated 49% to us pursuant to the terms of the Shared Services Agreement (except to the extent that 100% of such costs are demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost will be allocated to such party), provided the agreement is still in effect at the time of the termination.
Determining Compensation for our Named Executive Officers
President and Chief Executive Officer - Craig O. Morrison
In recognition of the strong financial performance of MSC and his other accomplishments in 2010, the MSC Committee increased Mr. Morrison's base salary by 5.26% in the second quarter of 2011. In determining his merit increase, the MSC Committee considered Mr. Morrison's leadership in the development of a comprehensive long term strategic business plan to ensure the continued growth and success of the business, his strong focus on achieving productivity savings, and the successful completion of the Momentive Combination.
At the beginning of 2011, Mr. Morrison recommended annual goals and objectives for the organization. The goals included a Combined Opco EBITDA target, a Combined Opco Cash Flow target, Combined Opco EH&S goals, Momentive Combination Synergies goals, compliance goals, six sigma goals, integration goals, specific actions relating to people and organization matters, the establishment of a Growth Council and the development and execution of specific plans to meet divisional growth targets. These goals supported both critical short-term objectives and long-term value creation and were discussed by MSC's Board of Directors and subsequently approved by the MSC Committee. At its March meeting, the MSC Committee will consider Mr. Morrison's performance against these goals, which will impact their decision on his merit increase for 2012.
Under the 2011 ICP, Mr. Morrison's incentive was tied to the achievement of the Combined Opco EBITDA target, the Combined Opco EH&S target, the Combined Opco Cash Flow target, and the Momentive Combination Synergies target. Neither the Combined Opco EBITDA or the Combined Opco Cash Flow targets were met. While the Combined Opco EH&S targets under the 2011 ICP were met, since this performance objective is funded by meeting the Combined Opco EBITDA target, there will not be an EH&S goal payout. The Momentive Combination Synergies target of $50 million was met. Accordingly, under the 2011 ICP, Mr. Morrison will receive a payment of $106,000 in April, related solely to the achievement of the synergies target.
In February 2011, Mr. Morrison was granted an award of 193,667 restricted deferred units and an option to purchase 581,001 units under the 2011 Equity Plan. The amount of his award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other MSC and Company executives conducted following the Momentive Combination. At December 31, 2011, 25% of his Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.

Under the MSC 2009 LTIP, in which Mr. Morrison participates, the relevant performance targets were achieved at December 31, 2010 giving Mr. Morrison an incentive payment of 300% of his January 1, 2009 MSC base salary. One-half of the target award vested on January 1, 2011 and was paid by MSC during the first quarter of 2011. The remaining one-half vested on January 1, 2012. In light of the challenging business environment in the fourth quarter, Mr. Morrison has requested that he be allowed to forego this payment, which would have been made to him in April 2012 and would have totaled $1,312,500. As noted above, because the performance goals were fully achieved in 2010, the full amount of Mr. Morrison's award was reported as compensation earned for 2010 in MSC's Summary Compensation Table last year, even though he has elected to forego his right to receive the second installment of the award.
Executive Vice President and Chief Financial Officer -William H. Carter
In recognition of the strong financial performance of MSC and his other accomplishments in 2010, the MSC Committee increased Mr. Carter's base salary by 4.0% in the second quarter of 2011. In determining the amount of his merit increase, the MSC Committee considered the successful completion of several financing transactions, his support and direction on certain strategic transactions and the successful completion of the Momentive Combination.

Mr. Carter's 2011 goals included achieving the Combined Opco EBITDA target, the Combined Opco Cash Flow target, Combined Opco EH&S goals, and Momentive Combination Synergies goals. In addition, Mr. Carter's goals included completing a finance integration plan, evaluating and executing potential strategic alternatives, improving finance processes, integrating cash flow forecasting processes and debt management, aligning the finance organization to support growth initiatives, and goals relating to certain people and organization objectives. At its March meeting, the MSC Committee will consider Mr. Carter's performance against these goals, which will impact their decision on his merit increase for 2012.
Under the 2011 ICP, Mr. Carter's incentive was tied to the achievement of the Combined Opco EBITDA target, the Combined Opco EH&S target, the Combined Opco Cash Flow target, and the Momentive Combination Synergies target. Neither the Combined Opco EBITDA or the Combined Opco Cash Flow targets were met. While the Combined Opco EH&S targets under the 2011 ICP were met, since this performance objective is funded by meeting the Combined Opco EBITDA target, there will not be an EH&S goal payout. The Momentive Combination Synergies target of $50 million was met. Accordingly, under the 2011 ICP, Mr. Carter will receive a payment of $60,465 in April, related solely to the achievement of the synergies target.

Under the MSC 2009 LTIP, in which Mr. Carter participates, the relevant performance targets were achieved at December 31, 2010. Mr. Carter's target award under this plan is 300% of his January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and was paid by MSC during the first quarter of 2011. The remaining one-half vested on January 1, 2012, and will be paid during the first quarter of 2012. As noted above, because the performance goals were fully achieved in 2010, the full amount of Mr. Carter's award was reported as compensation earned for 2010 in MSC's Summary Compensation Table last year.
In February 2011, Mr. Carter was granted an award of 154,934 restricted deferred units and an option to purchase 464,801 units under the 2011 Equity Plan. The amount of his award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other MSC and Company executives conducted following the Momentive Combination. At December 31, 2011, 25% of his Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table
Executive Vice President, Human Resources - Judith A. Sonnett
In recognition of her accomplishments in 2010 and to reflect the increased size and scope of the functional area she leads, Ms. Sonnett's base salary was increased in October 2010 and she was not eligible for a merit increase in 2011.
Ms. Sonnett's goals for 2011 focused on integration and harmonization of people, policies and the compensation and benefit programs across MSC and the Company's operations globally and recruiting the intellectual capital necessary to drive growth. Her goals included establishing a common staffing and development structure and optimizing our cost organizational structure. At its March meeting, the MSC Committee will consider Ms. Sonnett's performance against these goals, which will impact their decision on her merit increase for 2012.
Under the 2011 ICP, Ms. Sonnett's incentive was tied to the achievement of the Combined Opco EBITDA target, the Combined Opco EH&S target, the Combined Opco Cash Flow target, and the Momentive Combination Synergies target. Neither the Combined Opco EBITDA or the Combined Opco Cash Flow targets were met. While the Combined Opco EH&S targets under the 2011 ICP were met, since this performance objective is funded by meeting the Combined Opco EBITDA target, there will not be an EH&S goal payout. The Momentive Combination Synergies target of $50 million was met. Accordingly, under the 2011 ICP, Ms. Sonnett will receive a payment of $25,440 in April, related solely to the achievement of the synergies target.

Under the MSC 2009 LTIP, in which Ms. Sonnett participates, the relevant performance targets were achieved at December 31, 2010. Ms. Sonnett's target award under this plan was 300% of her January 1, 2009 base salary. One-half of the target award vested on January 1, 2011 and was paid by MSC during the first quarter of 2011. The remaining one-half vested on January 1, 2012 and will be paid during the first quarter of 2012. As noted above, because the performance goals were fully achieved in 2010, the full amount of Ms. Sonnett's award was reported as compensation earned for 2010 in MSC's Summary Compensation Table last year.

In April 2011, the remaining one-half of the restricted stock units awarded to Ms. Sonnett under the MSC 2007 Long-Term Plan time-vested. These units will be distributed to her upon her termination from MSC.

In February 2011, Ms. Sonnett was granted an award of 153,295 restricted deferred units and an option to purchase 459,886 units under the 2011 Equity Plan. The amount of her award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other MSC and Company executives conducted following the Momentive Combination. At December 31, 2011, 25% of her Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.
Executive Vice President, Procurement - Nathan E. Fisher
In recognition of his accomplishments in 2010 and to reflect the increased size and scope of the functional area he leads, Mr. Fisher's base salary was increased in October 2010 and he was not eligible for a merit increase in 2011.
Mr. Fisher's 2011 goals included achieving procurement productivity and synergy targets, developing strategic procurement commodity strategies and plans, adding new strategic suppliers and implementing cash improvement projects. In addition, Mr. Fisher had goals relating to certain people and organization objectives. At its March meeting, the MSC Committee will consider Mr. Fisher's performance against these goals, which will impact their decision on his merit increase for 2012.

Under the 2011 ICP, Mr. Fisher's incentive was tied to the achievement of the Combined Opco EBITDA target, the Combined Opco EH&S target, the Combined Opco Cash Flow target, and the Momentive Combination Synergies target. Neither the Combined Opco EBITDA or the Combined Opco Cash Flow targets were met. While the Combined Opco EH&S targets under the 2011 ICP were met, since this performance objective is funded by meeting the Combined Opco EBITDA target, there will not be an EH&S goal payout. The Momentive Combination Synergies target of $50 million was met. Accordingly, under the 2011 ICP, Mr. Fisher will receive a payment of $16,695 in April, related solely to the achievement of the synergies target.
In February 2011, Mr. Fisher was granted an award of 79,141 restricted deferred units and an option to purchase 237,422 units under the 2011 Equity Plan. The amount of his award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other MSC and Company executives conducted following the Momentive Combination. At December 31, 2011, 25% of his Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.
Executive Vice President, Business Processes and IT - Kevin W. McGuire
In recognition of his accomplishments in 2010 and to reflect the increased size and scope of the functional area he leads, Mr. McGuire's base salary was increased in October 2010 and he was not eligible for a merit increase in 2011.
Mr. McGuire's 2011 goals included achieving synergy targets in commercial services and information technology, developing outsourcing strategies and plans, improving service levels across the organization, implementing key integration projects, and goals relating to certain people and organization objectives. At its March meeting, the MSC Committee will consider Mr. McGuire's performance against these goals, which will impact their decision on his merit increase for 2012.

Under the 2011 ICP, Mr. McGuire's incentive was tied to the achievement of the Combined Opco EBITDA target, the Combined Opco EH&S target, the Combined Opco Cash Flow target, and the Momentive Combination Synergies target. Neither the Combined Opco EBITDA or the Combined Opco Cash Flow targets were met. While the Combined Opco EH&S targets under the 2011 ICP were met, since this performance objective is funded by meeting the Combined Opco EBITDA target, there will not be an EH&S goal payout. The Momentive Combination Synergies target of $50 million was met. Accordingly, under the 2011 ICP, Mr. McGuire will receive a payment of $16,695 in April, related solely to the achievement of the synergies target.
In February 2011, Mr. McGuire was granted an award of 79,141 restricted deferred units and an option to purchase 237,422 units under the 2011 Equity Plan. The amount of his award was determined based on a review of competitive executive compensation of comparable companies within the chemical industry and general industry published surveys, and on an internal comparison of current and targeted projected equity values of other MSC and Company executives conducted following the Momentive Combination. At December 31, 2011, 25% of his Tranche A options and restricted deferred units time-vested. These awards are further described in the Narrative to the Grants of Plan-Based Awards Table.
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

Jordan C. Zaken (Chairman)
David B. Sambur

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

Summary Compensation Table
The following summary compensation table provides certain information concerning compensation (regardless of its source) for services in all capacities awarded to, earned by or paid during the years ended December 31, 2011, 2010 and 2009 to each person who served as our Chief Executive Officer during the most recent fiscal year, each person who served as our Chief Financial Officer during the most recent fiscal year, the three most highly compensated executive officers, other than our Chief Executive Officer and Chief Financial Officer, that provided services to us as of December 31, 2011. The compensation set forth in this summary compensation table for the Named Executive Officers, who also provide services to MSC on a shared basis, is shown regardless of the source of compensation and the cost allocations of any compensation amounts under the Shared Services Agreement. The table does not provide compensation information for previous years to the extent that such Named Executive Officers were not named executive officers of the Company in prior years.

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (1)(e)	Options Awards ($) (1)(f)	Non-Equity Incentive Plan Compensation ($) (2) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3) (h)	All Other Compensation ($) (4) (i)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer(5)	2011	986,538	—	911,687	1,311,610	106,000	23,721	119,818	3,459,374
	2010	255,769	—	—	—	—	—	354,288	610,057

William H. Carter Executive Vice President and Chief Financial Officer	2011	705,651	—	729,352	1,049,288	60,465	28,301	72,166	2,645,223
	2010	184,587	—	—	—	—	—	206,552	391,139

Judith A. Sonnett Executive Vice President, Human Resources	2011	400,000	—	721,636	1,038,192	25,440	11,283	46,650	2,243,201

Nathan E. Fisher Executive Vice President, Procurement	2011	315,000	—	372,556	535,980	16,695	5,337	33,692	1,279,260

Kevin W. McGuire Executive Vice President, Business Processes and IT	2011	315,000	—	372,556	535,980	16,695	4,528	31,549	1,276,308

(1)
The amounts shown in column (e) and column (f) reflect the grant date fair value of stock-based awards granted under the 2011 Equity Plan as computed in accordance with ASC Topic 718. The grant date fair value of restricted deferred units of Momentive Holdings and unit options to purchase units in Momentive Holdings with performance conditions assume the probable outcome of such performance conditions. For discussion of the assumptions used in computing the grant date fair value, refer to Footnote 12 to our audited financial statements included in Item II of this Annual Report on Form 10-K. The terms of the awards granted under the 2011 Equity Plan and related performance conditions are described in the Narrative to the Grants of Plan Based Awards Table below.

(2)	The amounts shown in column (g) reflect the amounts earned under our 2011 ICP. The material terms of the 2011 ICP are described in detail within the Compensation Discussion & Analysis above.

(3)
The amounts shown in column (h) reflect the actuarial increase in the present value of benefits under the MSC U.S. Pension Plan and MSC Supplemental Plan. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations.

(4)
The amount shown for 2011 in column (i) for Mr. Morrison includes $12,250 in MSC matching contributions to the MSC 401K Plan and an accrued future contribution of $107,567 by MSC to the MSC SERP. For Mr. Carter, the amount shown for 2011 in column (i) includes $12,250 in MSC matching contributions to the MSC 401K Plan and an accrued future contribution of $59,915 by MSC to the MSC SERP. For Ms. Sonnett, the amount shown for 2011 in column (i) includes $12,250 in MSC matching contributions to the MSC 401K Plan and an accrued future contribution of $24,599 by MSC to the MSC SERP. For Mr. Fisher, the amount shown for 2011 in column (i) includes $12,250 in MSC matching contributions to the MSC 401K Plan and an accrued future contribution of $14,091 by MSC to the MSC SERP. For Mr. McGuire, the amount shown for 2011 in column (i) includes $9,800 in MSC matching contributions to the MSC 401K Plan and an accrued future contribution of $14,398 by MSC to the MSC SERP.

(5)	Mr. Morrison was also named President of the Company's Silicones and Quartz division on an interim basis on February 13, 2012.

Grants of Plan-Based Awards - Fiscal 2011
The following table presents information about grants of awards during the year ended December 31, 2011 under the 2011 ICP and the 2011 Equity Plan.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Pay-outs Under Equity Incentive Plan Awards		All other stock awards: Number of Shares of Stock or Units(#)(i)	All Other Option Awards: Number of Securities Under-lying Options (#)(j)	Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (g)
Craig O. Morrison
2011 ICP	—	50,000	1,000,000	2,000,000	—		—	—	—	—
2011 Equity Plan:
Tranche A Options	2/23/2011	—	—	—	—		—	290,501	4.85	624,577
Tranche B Options	2/23/2011	—	—	—	145,250		—	—	4.85	354,410
Tranche C Options	2/23/2011	—	—	—	145,250		—	—	4.85	332,623
Tranche A RDUs	2/23/2011	—	—	—	—		96,833	—	—	469,640
Tranche B RDUs	2/23/2011	—	—	—	48,417		—	—	—	224,655
Tranche C RDUs	2/23/2011	—	—	—	48,417		—	—	—	217,392

William H. Carter
2011 ICP	—	28,521	570,428	1,140,855	—		—	—	—	—
2011 Equity Plan:
Tranche A Options	2/23/2011	—	—	—	—		—	232,401	4.85	499,662
Tranche B Options	2/23/2011	—	—	—	116,200		—	—	4.85	283,528
Tranche C Options	2/23/2011	—	—	—	116,200		—	—	4.85	266,098
Tranche A RDUs	2/23/2011	—	—	—	—		77,468	—	—	375,720
Tranche B RDUs	2/23/2011	—	—	—	38,733		—	—	—	179,721
Tranche C RDUs	2/23/2011	—	—	—	38,733		—	—	—	173,911

Judith A. Sonnett
2011 ICP	—	12,000	240,000	480,000	—		—	—	—	—
2011 Equity Plan:
Tranche A Options	2/23/2011	—	—	—	—		—	229,944	4.85	494,379
Tranche B Options	2/23/2011	—	—	—	114,971		—	—	4.85	280,529
Tranche C Options	2/23/2011	—	—	—	114,971		—	—	4.85	263,284
Tranche A RDUs	2/23/2011	—	—	—	—		76,647	—	—	371,738
Tranche B RDUs	2/23/2011	—	—	—	38,324		—	—	—	177,823
Tranche C RDUs	2/23/2011	—	—	—	38,324		—	—	—	172,075

Nathan E. Fisher					—		—	—	—	—
2011 ICP	—	7,875	157,500	315,000	—		—	—	—	—
Tranche A Options	2/23/2011	—	—	—	—	—	—	118,710	4.85	255,227
Tranche B Options	2/23/2011	—	—	—	59,356		—	—	4.85	144,829
Tranche C Options	2/23/2011	—	—	—	59,356		—	—	4.85	135,925
Tranche A RDUs	2/23/2011	—	—	—	—		39,571	—	—	191,920
Tranche B RDUs	2/23/2011	—	—	—	19,785		—	—	—	91,802
Tranche C RDUs	2/23/2011	—	—	—	19,785		—	—	—	88,835

Kevin W. McGuire
2011 ICP	—	7,875	157,500	315,000	—		—	—	—	—
Tranche A Options	2/23/2011	—	—	—	—		—	118,710	4.85	255,227
Tranche B Options	2/23/2011	—	—	—	59,356		—	—	4.85	144,829
Tranche C Options	2/23/2011	—	—	—	59,356		—	—	4.85	135,925
Tranche A RDUs	2/23/2011	—	—	—	—		39,571	—	—	191,920
Tranche B RDUs	2/23/2011	—	—	—	19,785		—	—	—	91,802
Tranche C RDUs	2/23/2011	—	—	—	19,785		—	—	—	88,835

Narrative to Summary Compensation Table and Grants of Plan Based Awards Table
Shared Services Agreement
Our Named Executive Officers are employed and compensated by MSC and began to provide executive services to us on October 1, 2010 pursuant to the terms of the Shared Services Agreement, which is fully described in the Compensation Discussion and Analysis section of this report.
MSC Employment Agreements

MSC has employment agreements with Messrs. Morrison and Carter which include an agreement not to compete with MSC for eighteen months in the case of Mr. Morrison and two years in the case of Mr. Carter following their termination, a one-year non-solicitation agreement and a confidentiality agreement. In the event that their employment is terminated by MSC without cause or they resign for good reason, as defined in their employment agreements, they are entitled, under their employment agreements, to a lump sum payment equal to their base salary through their date of termination, any earned bonus and accrued and unused vacation. In addition, they are entitled to base salary continuance through their severance period and continued participation in the Company's medical and dental plans at active associate contribution rates for eighteen months.
If Messrs. Morrison or Carter's employment with MSC is terminated, these executives would no longer provide services to us under the Shared Services Agreement. In such event, the cost of any benefits payable would be allocated 49% to us and 51% to MSC (except to the extent that 100% of such costs are demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost would be allocated to such party) pursuant to the terms of the Shared Services Agreement, provided the agreement is still in effect at the time of the termination.
2011 Annual Incentive Compensation Plan
Information on the 2011 ICP targets, performance components, weightings and payouts for each of our Named Executive Officers can be found in the Compensation Discussion and Analysis section of this Report.
Restricted Deferred Units and Unit Options Granted under the 2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units (RDUs) and unit options in Momentive Holdings under the 2011 Equity Plan, which awards are shown in the table above. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs and options granted in 2011, approximately 50% are Tranche A RDUs and options with time-based vesting (subject to acceleration in the event of certain change of control transactions) and approximately 50% are Tranche B and C RDUs and options with performance-based vesting.
For our Named Executive Officers, the Tranche A RDUs and options vest and become exercisable in four equal annual installments on December 31 of each year from 2011 to 2014. However, in the event of certain change-of-control transactions, the remaining unvested Tranche A RDUs and options vest six months following the date of such transaction. With respect to the Tranche A RDUs that vest on December 31, 2011 and December 31, 2012, such units will be delivered within 60 days of January 1, 2013. With respect to the Tranche A RDUs that vest on December 31, 2013 and December 31, 2014, such units will be delivered within 60 days of January 1, 2015.
With respect to the performance-vesting RDUs and options, 50% are designated Tranche B and 50% are designated Tranche C. The Tranche B RDUs and options vest on the earliest to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions, and (ii) the six-month anniversary of the date that the common unit value is at least $10 following certain change of control transactions. The Tranche C RDUs and options vest on the earliest to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions, and (ii) the six-month anniversary of the date that the common unit value is at least $15 following certain change of control transactions. The vesting terms of the RDUs and unit options described above in each case are conditioned on the executive's continued employment through the vesting dates mentioned above, subject to certain exceptions.
With respect to any RDUs that vest as a result of a corporate or change of control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement therof, depending on the type of transaction. The RDUs and unit options contain restrictions on transferability and other customary terms and conditions.

Outstanding Equity Awards at Fiscal 2011 Year-End

The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2011. The securities underlying the awards are common units of Momentive Holdings and were granted under the MSC 2004 Stock Option Plan, the MSC 2007 Long Term Plan and the 2011 Equity Plan. See the Narrative below for a discussion of these plans and the vesting conditions applicable to the awards.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j) (1)
Craig O. Morrison
MSC 2004 Stock Plan:
Tranche A Options	301,514	—	—	6.22	8/12/2014	—	—	—	—
Tranche B Options [2]	—	301,514	—	6.22	8/12/2014	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	72,625	217,876	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	72,625	198,993	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	48,417	132,663
Tranche C RDUs [5]	—	—	—	—	—	—	—	48,417	132,663

William H. Carter
MSC 2004 Stock Plan:
Tranche A Options	241,211	—	—	6.22	8/12/2014	—	—	—	—
Tranche B Options [2]	—	241,211	—	6.22	8/12/2014	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	58,100	174,301	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	58,101	159,197	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	38,733	106,128
Tranche C RDUs [5]	—	—	—	—	—	—	—	38,733	106,128

Judith A. Sonnett
MSC 2007 Long-Term Plan Options [7]	—	—	18,000	10.81	4/30/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	57,486	172,458	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	57,486	157,512	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	38,324	105,008
Tranche C RDUs [5]	—	—	—	—	—	—	—	38,324	105,008

Nathan E. Fisher
MSC 2004 Stock Plan:
Tranche A Options	46,929	—	—	6.22	8/12/2014	—	—	—	—
Tranche B Options [2]	—	46,929	—	6.22	8/12/2014	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	29,678	89,032	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	59,356	4.85	2/23/2021	—	—	—	—

Tranche C Options [5]	—	—	59,356	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	29,678	81,318	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	19,785	54,211
Tranche C RDUs [5]	—	—	—	—	—	—	—	19,785	54,211

Kevin W. McGuire
MSC 2004 Stock Plan:
Tranche A Options	46,929	—	—	6.22	8/12/2014	—	—	—	—
Tranche B Options [2]	—	46,929	—	6.22	8/12/2014	—	—	—	—
2011 Equity Plan:
Tranche A Options [3]	29,678	89,032	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [4]	—	—	59,356	4.85	2/23/2021	—	—	—	—
Tranche C Options [5]	—	—	59,356	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [6]	—	—	—	—	—	29,678	81,318	—	—
Tranche B RDUs [4]	—	—	—	—	—	—	—	19,785	54,211
Tranche C RDUs [5]	—	—	—	—	—	—	—	19,785	54,211
  _________________________________________

(1)
Since equity interests in our ultimate parent, Momentive Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Momentive Holdings as of December 31, 2011, as determined by Momentive Holdings board of managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Momentive Holdings does not necessarily equal the value of a share of the Company's common stock.

(2)	This award is scheduled to vest on August 12, 2012.

(3)
This award vests in four equal annual installments on each December 31, beginning in 2011. The amount shown in column (b) is the 25% that vested December 31, 2011. The amount shown in column (c) will vest ratably on December 31, 2012, 2013, and 2014, subject to accelerated vesting six months following certain change of control transactions.

(4)
This award vests on the earliest to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions, and (ii) the six-month anniversary of the date that the common unit value is at least $10 following certain change of control transactions.

(5)
This award vests on the earliest to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions, and (ii) the six-month anniversary of the date that the common unit value is at least $15 following certain change of control transactions.

(6)
This award vests in four equal annual installments on each December 31, beginning in 2011. The 25% that vested December 31, 2011 is shown in the Nonqualified Deferred Compensation Table since delivery of the vested RDUs is deferred until early 2013, as described in the Narrative to the Nonqualified Deferred Compensation Table. The amount shown in column (g) will continue to vest ratably on each December 31 of 2012 through 2014, subject to accelerated vesting six months following certain change of control transactions.

(7)	This award vests in percentages, depending upon the internal rate of return realized by Apollo on its investment in MSC Holdings following certain corporate transactions.
Narrative to Outstanding Equity Awards Table
All of the Named Executive Officers were granted restricted deferred units and unit options under the 2011 Equity Plan, a portion of which are vested. For a description of these grants and the terms of the plan, see the Grants of Plan Based Awards Table and Narrative above. For information on the vested restricted deferred units, see the Narrative to the Nonqualified Deferred Compensation Table.
Messrs. Morrison, Carter, Fisher and McGuire were granted options under the 2004 Stock Incentive Plan of Hexion LLC (the predecessor of MSC Holdings) (the “MSC 2004 Stock Plan”) which originally covered the equity securities of Hexion LLC. These options were subsequently converted into options to purchase common units of Momentive Holdings pursuant to the terms of the Combination Agreement.
The Tranche A options under the MSC 2004 Stock Plan (the “MSC Tranche A Options”) reported in the table for Messrs. Morrison, Carter, Fisher and McGuire vested over five years and were fully vested at December 31, 2011. The Tranche B options under the MSC 2004 Stock Plan (the “MSC Tranche B Options”) reported in the table for Messrs. Morrison, Carter, Fisher and McGuire are designed to vest on the eighth anniversary of the grant date, subject to accelerated vesting in connection with a sale of MSC, if specified internal rates of return for Apollo and target EBITDA levels are met. Since the specified performance targets have already been achieved, the Tranche B options are expected to vest on August 12, 2012. Definitions of specific terms used above in relation to vesting of options are found in the MSC 2004 Stock Plan or the agreement that evidences the individual award.

In addition to the RDUs and options shown above, Messrs. Morrison, Carter, Fisher and McGuire have deferred compensation which is held in the form of fully-vested deferred stock units in Momentive Holdings (Morrison- 241,211 units; Carter- 192,969 units; Fisher- 37,543 units and McGuire- 37,543 units). These deferred stock units will be distributed upon termination of employment or retirement, and are not shown in the table above. For information on the deferred stock units, see the Narrative to the Nonqualified Deferred Compensation Table.
Ms. Sonnett was granted options under the 2007 Long-Term Incentive Plan of Hexion LLC (the predecessor of MSC Holdings), which originally covered the equity securities of Hexion LLC. These options were subsequently converted into options to purchase common units of Momentive Holdings pursuant to the terms of the Combination Agreement. The options vest only if Apollo realizes certain internal rates of return on its investment in a sale or other transfer to independent third parties of a majority interest in Momentive Holdings.
The vesting of the above awards are conditioned on the executive's continued employment with MSC through the applicable vesting dates, subject to certain exceptions. As is customary in equity incentive plans, the terms of outstanding awards under the above plans are subject to adjustment upon the occurrence of certain corporate events affecting the securities underlying the awards.
Option Exercises and Stock Vested - Fiscal 2011
The following table presents information on vesting of certain awards of common units of Momentive Holdings during the year ended December 31, 2011.
OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)(1)
Craig O. Morrison
2011 Equity Plan Tranche A RDUs [2]	—	—	24,208	66,330
William H. Carter
2011 Equity Plan Tranche A RDUs [2]	—	—	19,367	53,066
Judith A. Sonnett
MSC 2007 Long-Term Plan 4 Year Vest RSUs [3]	—	—	3,000	16,710
2011 Equity Plan Tranche A RDUs [2]	—	—	19,162	52,504
Nathan E. Fisher
2011 Equity Plan Tranche A RDUs [2]	—	—	9,893	27,107
Kevin W. McGuire
2011 Equity Plan Tranche A RDUs [2]	—	—	9,893	27,107

1.
The amount shown in column (e) is based upon the value of a unit of Momentive Holdings on the vesting date as determined by the Momentive Holdings board of managers for management equity transaction purposes.

2.
The amount shown in column (d) for this award represents the number of restricted deferred units that vested on December 31, 2011. Delivery of these restricted units will occur within 60 days of January 1, 2013.

3.
The amount shown in column (d) for this award represents the number of restricted stock units that vested in April 2011. Delivery of these restricted units will occur on Ms. Sonnett's termination of employment with MSC, unless such termination is for cause, in which case the units will be forfeited.

Pension Benefits - 2011

The following table presents information regarding the benefits payable to each of the Named Executive Officers at, following, or in connection with their retirement under MSC's qualified and nonqualified defined benefit pension plans as of December 31, 2011. The table does not provide information regarding MSC's defined contribution plans. The amounts shown in the table for each participant represent the present value of the annuitized benefit and does not represent the actual cash balance of a participant's account. Because the MSC U.S. Pension Plan and the MSC Supplemental Plan were frozen prior to the Momentive Combination and the benefits under such plans arise solely from services provided to MSC, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement. Our Named Executive Officers do not participate in the qualified defined benefit and defined contribution retirement plans of the Company, which are only available to employees of the Company.

PENSION BENEFITS TABLE

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	MSC U.S. Pension Plan	9.78	104,306	—
	MSC Supplemental Plan	9.78	419,899	—
William H. Carter	MSC U.S. Pension Plan	16.76	201,448	—
	MSC Supplemental Plan	16.76	548,657	—
Judith A. Sonnett	MSC U.S. Pension Plan	13.17	140,902	—
	MSC Supplemental Plan	13.17	83,143	—
Nathan E. Fisher	MSC U.S. Pension Plan	8.84	78,308	—
	MSC Supplemental Plan	8.84	23,518	—
Kevin W. McGuire	MSC U.S. Pension Plan	7.16	82,405	—
	MSC Supplemental Plan	7.16	26,570	—

Narrative to Pension Benefits Table
MSC U.S. Pension Plans and MSC Supplemental Plan
The benefits associated with the MSC U.S. Pension Plan and MSC Supplemental Plan were frozen June 30, 2009 and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plan from MSC, no additional compensation will be credited. Prior to the freeze, the MSC U.S. Pension Plan provided benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base to covered U.S. associates.
The MSC Supplemental Plan provided non-qualified pension benefits in excess of allowable limits for the qualified pension plans. The benefit formula mirrored the qualified MSC U.S. Pension Plans but applied only to eligible compensation above the federal limits for qualified plans. The accrued benefits are unfunded and are paid from MSC's general assets upon the participant's termination of employment with MSC.
Under both the MSC U.S. Pension Plan and MSC Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but exclude any long-term incentive awards. The accrued benefits earn interest credits at one-year Treasury bill rates until the participant begins to receive benefit payments. The interest rate that was determined under the plan for fiscal 2011 was 2.32%. Participants vest after the completion of three years of service.
For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 12 to the Consolidated Financial Statements included in Part II of Item 8 of the 2011 MSC Annual Report.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans - 2011
The following table presents information with respect to each defined contribution or other plan maintained by Momentive Holdings, MSC or MSC Holdings that provides for the deferral of compensation for our Named Executive Officers on a basis that is not tax-qualified. Because the benefits under the MSC Supplemental Plan, the MSC 2004 DC Plan and the MSC 2007 Long Term Plan arise solely from services provided to MSC, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate With-drawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
MSC Supplemental Plan	—	—	19,830	—	873,326
MSC SERP [1]	—	107,567	—	—	107,567
2004 DC Plan [2]	—	—	(508,955)	—	660,918
2011 Equity Plan Tranche A RDUs [3]	—	66,330	—	—	66,330
William H. Carter
MSC Supplemental Plan	—	—	37,986	—	1,672,925
MSC SERP [1]	—	59,915	—	—	59,915
2004 DC Plan [2]	—	—	(407,165)	—	528,735
2011 Equity Plan Tranche A RDUs [3]	—	53,066	—	—	53,066
Judith A. Sonnett
MSC Supplemental Plan	—	—	1,776	—	78,235
MSC SERP [1]	—	24,599	—	—	24,599
2007 Long Term Plan RSUs [4]	—	16,710	(14,820)	—	16,440
2011 Equity Plan Tranche A RDUs [3]	—	52,504	—	—	52,504
Nathan E. Fisher
MSC Supplemental Plan	—	—	556	—	24,502
MSC SERP [1]	—	14,091	—	—	14,091
2004 DC Plan [2]	—	—	(79,216)	—	102,868
2011 Equity Plan Tranche A RDUs [3]	—	27,107	—	—	27,107
Kevin W. McGuire
MSC Supplemental Plan	—	—	754	—	33,201
MSC SERP [1]	—	14,398	—	—	14,398
2004 DC Plan [2]	—	—	(79,216)	—	102,868
2011 Equity Plan Tranche A RDUs [3]	—	27,107	—	—	27,107

(1) The amount shown in column (c) for the MSC SERP is included in the All Other Compensation column of the 2011 Summary Compensation Table.
(2) Aggregate balance at last fiscal year end is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2011, as determined by Momentive Holdings' Board of Managers for management equity purposes. In the Summary Compensation Table in MSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, MSC reported the amount of a bonus for Mr. Carter and restricted stock payments for Mr. Morrison, a portion of which were deferred in the form of stock units.
(3) The amount shown in column (c) reflects the value of restricted deferred units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until 2013. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2011, as determined by Momentive Holdings' Board of Managers for management equity purposes. The grant date fair value of these units is included in the “Stock Awards” column of the 2011 Summary Compensation Table.
4) The amount shown in column (c) reflects the value of restricted units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until termination of employment with MSC. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings at the time of vesting, as determined by Momentive Holdings' Board of Managers for management equity purposes. The aggregate balance shown in column (f) represents the value of 6,000 vested units held by Ms. Sonnett at year-end, using the year-end value of a common unit of Momentive Holdings as determined by Momentive Holdings' Board of Managers for management equity purposes. The grant date fair value of these restricted units was included in the “Stock Awards” column of the Summary Compensation Table in MSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Narrative to the Nonqualified Deferred Compensation Table
MSC Supplemental Plan
Effective January 1, 2009, the benefits associated with the MSC Supplemental Plan were frozen. This plan provided supplemental retirement benefits and voluntary employee deferral opportunities at the point that the terms of the MSC 401K Plan are restricted by federal qualified plan compensation limits. The MSC Supplemental Plan benefits are unfunded and paid from MSC's general assets upon the associate's termination from MSC. Earnings are credited to the participant's accounts at a floating rate equivalent to a fixed income fund of MSC 401K Plan, as selected by MSC. Interest credits are made to the participants' accounts at an interest rate determined by MSC, which has been defined as the rate equivalent to the fixed income fund of the MSC 401K Plan.
MSC 2004 DC Plan
In 2004, in connection with the acquisition of MSC by Apollo, Messrs. Morrison, Carter, Fisher and McGuire deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC equal in value to the amount of compensation deferred (Morrison- 241,211 units; Carter- 192,969 units; Fisher- 37,543 units and McGuire- 37,543 units). At the time of the Momentive Combination, the deferred stock units were converted to units of Momentive Holdings. These deferred stock units are held pursuant to the MSC 2004 DC Plan, which is an unfunded plan, and will be distributed upon termination of employment or retirement. In certain instances, MSC may distribute a cash equivalent rather than stock units.
MSC SERP
MSC adopted the MSC SERP in 2011 to provide certain of its executives and other highly compensated employees an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MSC SERP is an unfunded plan. Allocations will be made to the plan during the second quarter of each year. Interest credits are provided in the participant's SERP accounts at an interest rate determined by MSC, which has been defined as the rate equivalent to the fixed income fund of the MSC 401K Plan. This deferred compensation is paid following termination of employment.
MSC 2007 Long-Term Plan
Under the terms of the MSC 2007 Long-Term Plan, Ms. Sonnett's remaining 3,000 unvested RSUs vested in April 2011 but will not be distributed until her termination of employment with MSC, unless such termination is for cause, in which case the units will be forfeited.

2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units (RDUs) in Momentive Holdings under the 2011 Equity Plan of Momentive Holdings. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs granted in 2011, approximately 50% are Tranche A RDUs with time-based vesting (subject to acceleration in the event of certain corporate or change of control transactions). On December 31, 2011, 25% of the Tranche A RDUs vested (Morrison- 24,208 units; Carter- 19,367 units; Sonnett- 19,162 units; Fisher- 9,893 units and McGuire- 9,893 units). Pursuant to the terms of the 2011 Equity Plan, delivery of the vested restricted units is deferred until January 1, 2013 or within 60 days thereafter. For additional information on the awards under the 2011 Equity Plan, including the vesting and delivery terms, see the Narrative to the Grants of Plan Based Awards Table.
Potential Payments Upon Termination of Employment

The following table and narrative describe payments our Named Executive Officers would have received had the individual been terminated by MSC without cause or through no fault of their own (as defined in their employment agreements or MSC's severance guidelines), and, in the case of Messrs. Morrison and Carter, if they had terminated their employment for good reason (as defined in their employment agreements) at December 31, 2011.

Name	Cash Severance ($) (1)	Continued Health Benefits ($)(2)	Outplacement Services Allowance ($)(2)	2011 ICP ($) (3)
Craig O. Morrison	1,500,000	19,367	25,000	106,000
William H. Carter	1,426,069	14,645	9,500	60,465
Judith A. Sonnett	400,000	—	9,500	25,440
Nathan E. Fisher	315,000	6,399	9,500	16,695
Kevin W. McGuire	315,000	6,399	9,500	16,695

(1) This column reflects cash severance payments based on salary as of December 31, 2011. The cash severance shown for Messrs. Morrison and Carter in the table above is based upon each executive's employment agreement with MSC. The severance amounts shown for Ms. Sonnett and Messrs. Fisher and McGuire are the severance amounts each would receive under MSC's corporate severance guidelines, in light of each executive's position and length of service to MSC. Severance payments are conditioned on the executive's compliance with non-competition and non-solicitation covenants.
(2) The values are based upon the Company's cost of such benefit at December 31, 2011.
(3) This column reflects the amount earned by each executive under the 2011 ICP, which would be paid if he or she was employed by MSC on December 31, 2011 and was terminated without cause. The incentive payment would be forfeited if the executive resigns from MSC or is terminated for cause by MSC prior to the payment date.

Our Named Executive Officers are employed by MSC and provide services to us under the Shared Services Agreement. As a result, they are only entitled to severance benefits following their termination of employment by MSC pursuant to the terms of their employment agreements with MSC or pursuant to MSC's severance guidelines. In such event, however, these executives would no longer provide services to us under the Shared Services Agreement, and the cost of such benefits would be allocated 49% to us and 51% to MSC (except to the extent that 100% of such costs are demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost will be allocated to such party) pursuant to the terms of the Shared Services Agreement, provided the agreement is still in effect at the time of the termination. The estimated severance compensation and benefits set forth in the table above is shown regardless of the source of the benefits and the cost allocations under the Shared Services Agreement.
In addition to these benefits, the Named Executive Officers would also generally be entitled to receive the benefits set forth above in the Pension Benefits and Nonqualified Deferred Compensation Tables from MSC or MPM Holdings upon a termination of employment. MSC has also given Messrs. Morrison, Carter, Fisher and McGuire the right to require MSC Holdings to purchase the common units credited to them under the MSC 2004 DC Plan, and any units acquired upon the exercise of their vested options granted under the MSC 2004 Stock Plan, at fair value following their separation from MSC if MSC has not consummated an initial public offering.
Potential Payments Upon a Change of Control
As noted above in the Narrative to the Outstanding Equity Awards Table, our Named Executive Officers will also be entitled to accelerated vesting of their outstanding equity awards under the MSC 2004 Stock Plan, the MSC 2007 Long-Term Plan and the 2011 Equity Plan in connection with certain corporate transactions or change-in-control transactions. Please see the Narrative to the Outstanding Equity Awards Tables above for additional information on the outstanding awards held by our Named Executive Officers at December 31, 2011 and the terms of these awards. There was no value in any of the options held by our Named Executive Officers at December 31, 2011 as the option exercise prices all exceeded the year end unit value as determined by Momentive Holdings' Board of Managers for management equity purposes. The value of unvested Tranche A RDUs under the 2011 Equity Plan, which vest six months following certain change-of-control transactions, are quantified in columns (g) and (h) of the Outstanding Equity Awards Table.
In addition, dividend equivalent payments associated with the vesting of the Tranche B options under the 2004 Stock Plan would accelerate and become payable to Messrs. Morrison, Carter, Fisher and McGuire following certain change-in-control transactions. These payments total $3,858,217, $3,086,574, $600,612 and $600,612, respectively and relate to extraordinary dividends declared by MSC in 2005 and 2006.
Please see the Compensation Discussion and Analysis section above for a discussion of how the foregoing payments and benefits were determined.
Director Compensation - Fiscal 2011
We do not have a compensation program in effect for members of our Board of Directors. Each of our directors is a member of the Board of Managers of our ultimate parent, Momentive Holdings, and the non-employee directors receive director fees for their services to Momentive Holdings. During 2011, our non-employee directors earned the following compensation as directors of Momentive Holdings: Messrs. Kleinman-$94,000, Zaken-$101,000 and Sambur-$89,000. We declared dividends to fund 49% of the total fees earned in 2011 by the directors of Momentive Holdings.
At December 31, 2011, Messrs. Kleinman, Zaken and Sambur held options to purchase 213,850, 78,141 and 50,000 common units, respectively, in Momentive Holdings. All of the options held by Mr. Zaken and Mr. Sambur are fully vested. Options to purchase 185,709 of common units held by Mr. Kleinman are fully vested. The remainder of Mr. Kleinman's options vest upon an initial public offering of MSC or its parent.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Zaken and Sambur, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive Holdings common units, as of February 17, 2012, and shows the number of common units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Momentive Holdings;

•	each of our Named Executive Officers;

•	each member of our Board of Directors; and

•	all of our executive officers and members of the Board of Directors as a group.

As of February 17, 2012, Momentive Holdings had 307,684,316 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	90.5%
GE Capital Equity Investments, Inc. (2)	25,491,297	8.1%
Scott Kleinman (3)(4)	185,709	*
Jordan C. Zaken (3)(4)	78,141	*
David B. Sambur (3)(4)	50,000	*
Craig O. Morrison (4)(5)(10)	374,139	*
William H. Carter (4)(6)(10)	299,311	*
Judith A. Sonnett (4)(7)(10)	57,486	*
Nathan E. Fisher (4)(8)(10)	76,607	*
Kevin W. McGuire (4)(9)(10)	76,607	*
Executive Officers and Directors as a group (11)	1,434,389	*
*    Less than 1%

(1)
Represents (i) 102,454,557 common units held of record by Apollo Investment Fund VI, L.P. (“AIF VI”); (ii) 94,365,980 common units held of record by AP Momentive Holdings LLC (“AP Momentive Holdings”); (iii) 75,154,788 common units held of record by AIF Hexion Holdings, L.P. (“AIF Hexion Holdings”); and (iv) 6,450,803 common units held of record by AIF Hexion Holdings II, L.P. (“AIF Hexion Holdings II,” and together with AIF VI, AP Momentive Holdings and AIF Hexion Holdings, the “Apollo Holders”). The amount reported as beneficially owned does not include common units held or beneficially owned by certain of the directors, executive officers and other members of our management or of Momentive Holdco, for which the Apollo Holders and their affiliates have voting power and the power to cause the sale of such shares under certain circumstances.

Apollo Advisors VI, L.P. (“Advisors VI”) is the general partner of AIF VI, and Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI. AIF IV Hexion GP, LLC (“AIF IV Hexion GP”) and AIF V Hexion GP, LLC (“AIF V Hexion GP”) are the general partners of AIF Hexion Holdings. AIF Hexion Holdings II GP, LLC (“Hexion Holdings II GP”) is the general partner of AIF Hexion Holdings II. Apollo Investment Fund IV, L.P. and its parallel investment vehicle (collectively, the “AIF IV Funds”) are the members of AIF IV Hexion GP. Apollo Advisors IV, L.P. (“Advisors IV”) is the general partner or managing general partner of each of the AIF IV Funds, and Apollo Capital Management IV, Inc. (“ACM IV”) is the general partner of Advisors IV. Apollo Investment Fund V, L.P. and its

parallel investment vehicles (collectively, the “AIF V Funds”) are the members of AIF V Hexion GP and of Hexion Holdings II GP. Apollo Advisors V, L.P. (“Advisors V”) is the general partner, managing general partner or managing limited partner of each of the AIF V Funds, and Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Principal Holdings I”) is the sole stockholder or sole member, as applicable, of each of ACM IV, ACM V and ACM VI. Apollo Principal Holdings I GP, LLC (“Principal Holdings I GP”) is the general partner of Principal Holdings I.

Apollo Management VI, L.P. (“Management VI”) is the manager of AP Momentive Holdings, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management IV, L.P. (“Management IV”) is the manager of each of the AIF IV Funds. Apollo Management V, L.P. (“Management V”) is the manager of each of the AIF V Funds, and AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V. Apollo Management, L.P. (“Apollo Management”) is the general partner of Management IV and the sole member and manager of AIF V LLC and AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings”) is the general partner of Management Holdings.

Leon Black, Joshua Harris and Marc Rowan are the managers of each of Management Holdings GP and Principal Holdings I GP, as well as principal executive officers of Management Holdings GP. Each of Advisors VI, ACM VI, AIF IV Hexion GP, AIF V Hexion GP, Hexion Holdings II GP, the AIF IV Funds, Advisors IV, ACM IV, the AIF V Funds, Advisors V, ACM V, Management IV, Management V, AIF V LLC, Management VI, AIF VI LLC, Apollo Management, Management GP, Principal Holdings I, Principal Holdings I GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, disclaims beneficial ownership of any common units of Momentive Holdco owned of record by the Apollo Holders, except to the extent of any pecuniary interest therein. The address of each of the Apollo Holders, AIF IV Hexion GP, AIF V Hexion GP, the AIF IV Funds, Advisors IV, ACM IV, the AIF V Funds, Advisors V, ACM V, Advisors VI, ACM VI, Principal Holdings I, and Principal Holdings I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management IV, Management V, AIF V LLC, Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings, Management Holdings GP,, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
Includes 6,003,363 common units issuable upon exercise of that certain warrant issued on December 4, 2006. Also includes 77,103 common units issuable upon the exercise of an option that is currently exercisable. The address of GE Capital Equity Investments, Inc. is 299 Park Avenue, New York, New York 10171.

(3)	The address of each of Messrs. Kleinman, Zaken and Sambur is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4)	Represents common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 17, 2012.

(5)	Does not include 265,419 vested deferred units credited to Mr. Morrison's account.

(6)	Does not include 212,336 vested deferred units credited to Mr. Carter's account.

(7)	Does not include 25,162 vested restricted deferred units credited to Ms. Sonnett's account.

(8)	Does not include 47,436 vested deferred units credited to Mr. Fisher's account.

(9)	Does not include 47,436 vested deferred units credited to Mr. McGuire's account.

(10)	The address for Messrs. Morrison, Carter, Fisher and McGuire and Ms. Sonnett is c/o Momentive Performance Materials Inc., 22 Corporate Woods Blvd., Albany, NY 12211.

(11)
Includes 1,338,009 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable, or exercisable by April 17, 2012. Does not include 629,783 vested deferred common stock units.

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
The MPM Group has entered into various agreements with GE and Apollo and their affiliates on terms which management has concluded are fair to us. Agreements with GE and its affiliates were entered into primarily in connection with the GE Advanced Materials Acquisition. Agreements with Apollo and its affiliates were entered into primarily in connection with the GE Advanced Materials Acquisition and the Momentive Combination.

Apollo Notes Registration Rights Agreement

On November 5, 2010, in connection with the issuance of $525.7 million of the Dollar Notes to Apollo, we entered into a registration rights agreement with an affiliate of Apollo. The registration rights agreement gives Apollo the right to make three requests by written notice to us specifying the maximum aggregate principal amount of Dollar Notes to be registered. The agreement requires us to file a registration statement with respect to the Dollar Notes held by Apollo as promptly as possible following receipt of each such notice. There are no cash or additional penalties under the registration rights agreement resulting from delays in registering the Dollar Notes
Shared Services Agreement; Master Confidentiality Agreement and Joint Development Agreement
On October 1, 2010 in connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC. Under this agreement, as amended on March 17, 2011 (the "Shared Services Agreement"), we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and us. Service costs in 2011 were allocated 51% to MSC and 49% to us, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost was allocated to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MSC or we may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination. Pursuant to this agreement, during the year ended December 31, 2011 we incurred approximately $151 million of costs for shared services and MSC incurred approximately $170 million of costs for shared services (excluding, in each case, costs allocated 100% to one party), including shared service true-up billings in 2011. During the year ended December 31, 2011, we realized approximately $23 million in cost savings as a result of the Shared Services Agreement. In the fourth quarter of 2011, MSC billed us approximately $7 million which represents a true-up payment to bring the percentage of total net incurred costs for shared services for the year ended December 31, 2011 under the Shared Services Agreement to 49% for us and 51% for MSC as well as costs allocated 100% to one party. The true-up amount is included in Selling, general and administrative expense in the Consolidated Statements of Operations. We had accounts receivable of $3 million as of December 31, 2011 and accounts payable to MSC of $15 million at December 31, 2011.
On March 17, 2011, we amended the Shared Services Agreement with MSC to reflect the terms of the Master Confidentiality and Joint Development Agreement (the “JDA”) by and between MSC and us entered into on the same date.
This amendment incorporates by reference the terms of the JDA and provides that in the event of a conflict between such agreements, the terms of the JDA shall control. The JDA, which is effective as of October 1, 2010, sets forth the terms and conditions for (i) the disclosure, receipt and use of each party's confidential information; (ii) any research and development (“R&D”) collaborations agreed to be pursued by MSC and us; (iii) the ownership of products, technology and intellectual property (“IP”) resulting from such collaborations; (iv) licenses under each party's respective IP; and (v) strategies for commercialization of products and/or technology developed under the agreement.
Pursuant to the JDA, each party has sole ownership rights for any R&D work product and related IP developed under the agreement (“Technology”) for their respective product categories and/or technology fields (as defined in the JDA). For Technology that relates to product categories and/or technology fields of both MSC and us (“Hybrid Technology”), a steering committee made up of three representatives of each party shall determine which party shall be granted ownership rights, subject to certain exceptions. In the event that the steering committee is unable to reach a decision, the Hybrid Technology shall be jointly owned by the parties. In addition, under the terms of the JDA, each party grants to the other party a non-exclusive royalty-bearing (subject to certain exceptions) license for the Technology or the Hybrid Technology. The royalty shall be determined by the respective representatives of the parties through the steering committee in arm's-length good faith negotiations. The parties also grant royalty-free licenses to each other with respect to their IP for R&D, including for initiatives outside the scope of the JDA. The JDA has a term of 20 years, subject to early termination pursuant to its terms for cause or for a change of control.
Trademark License Agreement
We and GE are parties to a trademark license agreement with respect to the GE mark and monogram and certain product specifications containing the letters “GE” for use in connection with certain of the MPM Group's products. GE has quality control rights with respect to products using the GE mark and monogram. The initial term of the license expires on December 3, 2013 and is royalty-free, with a five-year renewal option that would require payment of royalties.
Intellectual Property Cross License Agreement
We and GE are parties to an intellectual property cross-licensing agreement to ensure that the MPM Group owns or has the right to use all intellectual property necessary to conduct its business as was conducted at the time of the GE Advanced Materials Acquisition. The agreement provides for four different categories of ownership and licensing terms (including the scope, duration and exclusivity of the license) based on the use of the intellectual property by the MPM Group or by GE prior to closing of the GE Advanced Materials Acquisition. All licenses of intellectual property by GE to the MPM Group or by the MPM Group to GE are perpetual and royalty-free.
Siloxane Off-Take, Long-Term Siloxane Supply and Technology License Agreement
One of our subsidiaries, Momentive Performance Materials (Thailand) Ltd., or MPM Thailand, is presently a party to an off-take agreement that provides for ASM, which is owned 50% by GE Monomer (Holdings) Pte. Ltd. and its affiliates, to supply siloxane and certain related products to us through 2014 (or until certain ASM financing obligations are satisfied) at a cost-plus pricing formula. At the closing of the GE Advanced Materials Acquisition, GE, GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., MPM Holdings and MPM Thailand, formerly known as GE Toshiba Silicones (Thailand) Limited, entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure MPM Thailand a minimum annual supply of siloxane and certain related products equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve-month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, MPM Thailand will pay approximately $113 million in 2012 for off-take product, and it is expected it will pay approximately $1.7 billion over the remaining term of the agreement, assuming current volumes, without taking account inflation and changes in foreign exchange rates. Pursuant to the off-take agreement, MPM Thailand purchased approximately $109 million of off-take product in 2011. For as long as the current off-take agreement is in effect, MPM Thailand will continue to pay the pricing specified in that agreement. After expiration of the off-take agreement, MPM Thailand will pay the same price at which ASM sells product to GE Monomer (Holdings) Pte. Ltd.
At the closing of the GE Advanced Materials Acquisition, pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to MPM Thailand, and MPM Thailand assumed all of the obligations of GE Monomer (Holdings) Pte. Ltd. under such agreement. Pursuant to the Technology License Agreement, which terminates in 2039, MPM Thailand received royalties from ASM of approximately $2 million during 2011. Over the remaining term of the Technology License Agreement with ASM, we estimate that MPM Thailand will receive royalties of approximately $52 million from ASM.
Product Supply and Distribution Agreements with GE and its Affiliates
At the closing of the GE Advanced Materials Acquisition, we entered into several product supply agreements with GE pursuant to which we agreed to supply certain silicones and quartz products to GE's Plastics, Aviation, Energy and Lighting divisions and entered into a distribution agreement pursuant to which we agreed to distribute silicones products through GE's Polymershapes division. The agreements with GE's Plastics and Polymershapes divisions were subsequently assigned by GE to unaffiliated third parties in connection with GE's sale of its Plastics business in 2007. Subsequent to the GE Advanced Materials Acquisition, we also agreed to supply certain silicone products to various other GE divisions and other affiliates. The agreements with GE or its affiliates have remaining terms ranging of one to two years with the exception of a small aviation contract which has a remaining term of thirteen years. These agreements in certain cases obligate us to supply, and GE to purchase, minimum volumes of product or require GE to purchase a specified percentage of its requirements of certain products from us. Pursuant to these agreements and other purchase orders, we sold GE and its affiliates approximately $21 million of products in fiscal year 2011. We do not expect any material sales to GE under the remaining terms of these agreements.
Service and Product Agreements with GE and its Affiliates
At the closing of the GE Advanced Materials Acquisition, we entered into four other commercial agreements with GE pursuant to which GE or its affiliates provide us with certain services, raw materials and products, including materials testing services, acetone supply and production and refurbishment of certain equipment. The agreement regarding the supply of acetone was subsequently assigned by GE to an unaffiliated third party in connection with GE's sale of its Plastics business in 2007. Subsequent to the GE Advanced Materials Acquisition, we also entered into a variety of lease and service agreements with GE or its affiliates, pursuant to which we lease real estate and various assets, including passenger vehicles and heavy equipment, and GE or its affiliates provide us with various services, including fleet and outsourcing services. The commercial agreements and the lease and service agreements with GE and its affiliates have remaining terms of one to two years. Pursuant to these agreements and other purchase orders, we purchased approximately $19 million of goods and services in 2011. We do not expect any material purchases from GE under the remaining terms of these agreements.
Product and Service Purchases and Sales with Affiliates of Apollo
We supply products to, and purchase products and services from, various affiliates of Apollo in addition to MSC. We sold these other Apollo affiliates approximately $2 million of products in 2011. We purchased from these other Apollo affiliates approximately $6 million of products and services in 2011.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. Amounts billed to the Company from Momentive Holdings were $7 million for the year ended December 31, 2011. The Company had accounts payable of $1 million to Momentive Holdings under these arrangements at December 31, 2011.
Warrants
At the closing of the GE Advanced Materials Acquisition, MPM Holdings issued to GE warrants to purchase up to 155,722 shares of MPM Holdings' common stock at $100 per share. The warrants have since been transferred to GE Capital Equity Investments, Inc. with our consent. The warrants will expire on June 4, 2017. As a result of the Momentive Combination, these warrants are now exercisable for 6,003,363 common units of Momentive Holdings at a price per unit of $2.59.
Apollo Management Agreement

We are subject to a management consulting and advisory services agreement with Apollo (the "Management Agreement") for the provision of management and advisory services with an initial term extending through December 31, 2018. The annual fees under the Management Agreement are $4 million. We paid annual fees of $4 million in 2011 and also reimbursed Apollo for expenses totaling less than $1 million, including certain third-party consultant fees. The Management Agreement provides for indemnification to Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. In the event that Apollo exercises its right to terminate the Management Agreement prior to the end of its term, Apollo is entitled to receive a lump-sum settlement equal to the net present value of the sum of the remaining annual management fees payable under the agreement at the time of the termination and any previously deferred fees.
Review, Approval or Ratification of Transactions with Related Persons
Our Audit Committee Charter requires that the Audit Committee review and approve all transactions between related persons required to be reported under the provisions of Item 404 of Regulation S-K under the Securities Act and the Exchange Act.
The types of transactions that are covered by the policy include all transactions required to be so reported, including financial and other transactions, arrangements or relationships in which we or any of its subsidiaries is a participant and in which a related person has a direct or indirect material interest, where the amount involved exceeds $120,000. There were no transactions required to be reported under the provisions of Item 404 of Regulation S-K since the beginning of the last year where the above procedures did not require review, approval or ratification or where such procedures were not followed.
Related persons include directors and director nominees, executive officers, stockholders beneficially owning more than 5% of our voting stock, and immediate family members of any of the previously described persons. A related person could also be an entity in which a director, executive officer or 5% stockholder is an employee, general partner or 5% stockholder.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees billed for professional audit services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2011 and by PricewaterhouseCoopers LLP and KPMG LLP for the year ended December 31, 2010. The table also presents fees billed for other services rendered by those firms and their affiliated member firms during those periods.

	Year ended December 31,
	2011	2010
	(dollars in millions)
Audit fees	$2	3
Audit related fees	—	—
Tax fees	—	1
Total	$2	$4
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

4.2	11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

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

4.4
Agreement of registration, appointment and acceptance, effective as of June 8, 2009, by and among Momentive Performance Materials Inc., Wells Fargo Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. (filed as exhibit 4.1 to our Form 8-K, filed on June 12, 2009)

4.5
Indenture, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral trustee (filed as exhibit 4.1 to our Form 8-K, filed on June 15, 2009)

INDEX TO EXHIBITS

Exhibit Number	Description
4.6
Collateral Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (filed as exhibit 4.2 to our Form 8-K, filed on June 15, 2009)

4.7
Intercreditor Agreement, dated as of June 15, 2009, by and among JPMorgan Chase Bank, N.A., as first priority representative, Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as second priority representative (filed as exhibit 4.3 to our Form 8-K, filed on June 15, 2009)

4.8
Indenture, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the note guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, including forms of the 9% Second-Priority Springing Lien Notes due 2021 (U.S. Dollar Denominated) and 9 1/2% Second-Priority Springing Lien Notes due 2021 (Euro Denominated) (filed as exhibit 4.1 to our Form 8-K, filed on November 12, 2010)

4.9
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto and Euro VI (BC) S.à r.l. (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

10.1
$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2
Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3
Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Holdings Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.4
Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**
Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**
Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7***
Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4/A Registration Statement, filed on May 11, 2011)

10.8**
Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, Momentive Performance Materials (Thailand) Ltd. (formerly known as GE Toshiba Silicones (Thailand) Limited) and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9
Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.10†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.11†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

INDEX TO EXHIBITS

Exhibit Number	Description
10.12†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.13†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.14†	Annual Cash Bonus Plan (filed as exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 14, 2008)

10.15
Letter Agreement, dated March 17, 2009, between Momentive Performance Materials Inc. and Apollo Management VI, L.P. (filed as exhibit 10.20 to our Form 10-Q for the quarterly period ended March 29, 2009)

10.16
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

10.17†	Form of Management Equity Investment and Incentive Acknowledgement (filed as exhibit 10.24 to our Annual Report on Form 10-K, filed on March 8, 2010)

10.18†	Form of Global Amendment to Nonqualified Stock Option Agreement (filed as exhibit 10.25 to our Annual Report on Form 10-K, filed on March 8, 2010)

10.19†	Separation Agreement, dated September 29, 2010, between Momentive Performance Materials Inc. and Jonathan Rich (filed as Exhibit 99.1 to our Form 8-K filed on September 29, 2010)

10.20†	Separation Agreement, dated September 29, 2010, between Momentive Performance Materials Inc. and Anthony Colatrella (filed as Exhibit 99.2 to our Form 8-K filed on September 29, 2010)

10.21.
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

10.22†	Momentive Performance Materials Holdings LLC 2011 Equity Plan (filed as Exhibit 10.32 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.23†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.33 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.24†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.34 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.25†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.35 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.26†
Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders (filed as Exhibit 10.36 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.27***
Extension and Amendment to Quartz Sand Products Purchase Agreement, effective as of December 31, 2010, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (filed as Exhibit 10.37 to our Form S-4/A Registration Statement, filed on May 11, 2011)

10.28
Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries and Momentive Specialty Chemicals Inc. (filed as Exhibit 10.1 to our Form 8-K filed on March 17, 2011)

10.29
Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. (filed as Exhibit 10.2 to our Form 8-K filed on March 17, 2011)

10.30†	Momentive Performance Materials Holdings LLC 2011 Incentive Compensation Plan (filed as Exhibit 10.40 to our Form 10-Q filed on May 13, 2011)

10.31†	Amended and Restated Momentive Performance Materials Inc. Supplementary Pension Plan, effective December 31, 2011 (filed as Exhibit 99.1 to our Form 8-k filed on January 6, 2011)

INDEX TO EXHIBITS

Exhibit Number	Description
10.32†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012 (filed as Exhibit 99.1 to our Form 8-k filed on January 6, 2011)

12*	Ratio of earnings to fixed charges

14.1	Code of Conduct (filed as exhibit 14.1 to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

**	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

***	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

†	Indicates a management contract or compensatory plan or arrangement.
†† Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 2, 2012

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2012
Craig O. Morrison

/s/ WILLIAM H. CARTER	Chief Financial Officer and Director (Principal Financial Officer)	March 2, 2012
William H. Carter

/s/ BILLIE JO CUTHBERT	Controller (Principal Accounting Officer)	March 2, 2012
Billie Jo Cuthbert

/s/ SCOTT B. KLEINMAN	Director	March 2, 2012
Scott B. Kleinman

/s/ JORDAN C. ZAKEN	Director	March 2, 2012
Jordan C. Zaken

/s/ DAVID B. SAMBUR	Director	March 2, 2012
David B. Sambur

MOMENTIVE PERFORMANCE MATERIALS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Performance Materials Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information as of December 31, 2011 and 2010 and for the years then ended set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on the financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Albany, New York
March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Momentive Performance Materials Inc.:

We have audited the accompanying consolidated statements of operations, equity (deficit) and comprehensive income (loss), and cash flows of Momentive Performance Materials Inc. and subsidiaries (the Company) for the year ended December 31, 2009. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2009. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Momentive Performance Materials Inc. and subsidiaries for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

Albany, New York
March 8, 2010 except as to note 17,
which is as of July 26, 2011

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollar amounts in millions)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$203	$254
Receivables, net (note 5)	363	385
Due from affiliates (note 3)	8	4
Inventories (note 6)	394	375
Prepaid expenses	14	10
Income tax receivable (note 13)	—	2
Deferred income taxes (note 13)	10	12
Other current assets	1	1
Total current assets	993	1,043
Property and equipment, net (note 7)	1,084	1,109
Other long-term assets	89	88
Deferred income taxes (note 13)	25	41
Intangible assets, net (note 8)	542	586
Goodwill (note 8)	432	425
Total assets	$3,165	$3,292
Liabilities and Deficit
Current liabilities:
Trade payables	$312	$303
Short-term borrowings (note 9)	3	2
Accrued expenses and other liabilities (note 10)	162	170
Accrued interest	62	25
Due to affiliates (note 3)	15	2
Accrued income taxes (note 13)	2	10
Deferred income taxes (note 13)	19	13
Current installments of long-term debt (note 9)	36	25
Total current liabilities	611	550
Long-term debt (note 9)	2,895	2,952
Other liabilities	51	59
Pension liabilities (note 15)	292	272
Deferred income taxes (note 13)	52	63
Total liabilities	3,901	3,896
Commitments and contingencies (note 14)
Deficit (note 11):
Common stock	—	—
Additional paid-in capital	605	603
Accumulated deficit	(1,569)	(1,428)
Accumulated other comprehensive income	228	217
Total Momentive Performance Materials Inc.'s deficit	(736)	(608)
Noncontrolling interests (note 11)	—	4
Total deficit	(736)	(604)
Total liabilities and deficit	$3,165	$3,292
See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES Consolidated Statements of Operations (Dollar amounts in millions)

	For the years ended December 31,
	2011	2010	2009
Net sales	$2,637	$2,588	$2,083
Costs and expenses:
Cost of sales, excluding depreciation	1,798	1,645	1,420
Selling, general and administrative expenses	389	388	346
Depreciation and amortization expenses	197	197	191
Research and development expenses	78	73	63
Restructuring and other costs (note 2(v))	33	23	23

Operating income	142	262	40
Other income (expense):
Interest expense, net (notes 7 and 9)	(256)	(249)	(258)
Other income, net	—	—	12
Gain (loss) on extinguishment and exchange of debt (notes 2(c) and 9)	7	(78)	179
Loss before income taxes (benefit) and losses from unconsolidated entities	(107)	(65)	(27)
Income taxes (benefit) (note 13)	27	(2)	15
Loss before losses from unconsolidated entities	(134)	(63)	(42)
Losses from unconsolidated entities	(6)	—	—
Net loss	(140)	(63)	(42)
Net income attributable to noncontrolling interests (note 11)	(1)	(1)	—
Net loss attributable to Momentive Performance Materials Inc.	$(141)	$(64)	$(42)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES Consolidated Statements of Equity (Deficit) and Comprehensive Income (Loss) (Dollar amounts in millions, except for per share data)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Equity attributable to noncontrolling interest	Total equity (deficit)	Comprehensive income (loss)
Balance December 31, 2008	100	$—	$601	$(1,322)	$176	$4	$(541)
Stock option activity and other	—	—	1	—	—	—	1
Comprehensive income (loss):
Net loss	—	—	—	(42)	—	—	(42)	$(42)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Foreign currency translation adjustment—net	—	—	—	—	—	—	—	—
Other comprehensive income adjustments—net	—	—	—	—	4	—	4	4
Total comprehensive loss								$(38)
Balance at December 31, 2009	100	$—	$602	$(1,364)	$180	$4	$(578)
Stock option activity and other	—	—	2	—	—	—	2
Dividends paid to noncontrolling interest	—	—	—	—	—	(1)	(1)
Dividends paid to parent, at $12,500 per share	—	—	(1)	—	—	—	(1)
Comprehensive income (loss):
Net loss	—	—	—	(64)	—	—	(64)	$(64)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	1	1	1
Foreign currency translation adjustment—net	—	—	—	—	77	—	77	77
Other comprehensive income adjustments—net	—	—	—	—	(40)	—	(40)	(40)
Total comprehensive loss								$(26)
Balance at December 31, 2010	100	$—	$603	$(1,428)	$217	$4	$(604)
Stock option activity and other	—	—	3	—	—	—	3
Dividends paid to parent, at $7,500 per share	—	—	(1)	—	—	—	(1)
Comprehensive income (loss):

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES Consolidated Statements of Equity (Deficit) and Comprehensive Income (Loss) (Dollar amounts in thousands)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Equity attributable to noncontrolling interest	Total equity (deficit)	Comprehensive income (loss)
Net loss	—	—	—	(141)	—	—	(141)	$(141)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	1	1	1
Foreign currency translation adjustment—net	—	—	—	—	26	—	26	26
Disposition of noncontrolling interest	—	—	—	—	—	(5)	(5)	—
Other comprehensive income adjustments—net	—	—	—	—	(15)	—	(15)	(15)
Total comprehensive income								$(129)
Balance at December 31, 2011	100	$—	$605	$(1,569)	$228	$—	$(736)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollar amounts in millions)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(140)	$(63)	$(42)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	197	197	191
(Gain) loss on extinguishment and exchange of debt	(7)	78	(179)
Amortization of debt discount and issuance costs	15	17	15
Stock-based compensation expense	2	3	1
Losses from nonconsolidated entities	6	—	—
Deferred income taxes	9	(19)	1
Noncash paid-in-kind interest election	—	11	28
Change in unrealized gain on derivative instruments	—	—	(7)
Changes in operating assets and liabilities:
Receivables	22	(7)	36
Inventories	(19)	(28)	35
Due to/from affiliates	10	4	(10)
Prepaid expenses and other assets	(7)	1	2
Trade payables	5	30	(52)
Accrued expenses and other liabilities	16	16	(19)
Accrued income taxes	(5)	5	19
Pension liabilities	5	17	8
Net cash provided by operating activities	109	262	27
Cash flows from investing activities:
Capital expenditures	(111)	(95)	(77)
Purchases of intangible assets	(2)	(4)	(3)
Investment in joint venture	(6)	—	(5)
Net cash used in investing activities	(119)	(99)	(85)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	1	2	(7)
Proceeds from issuance of long-term debt	52	849	106
Payments of long-term debt	(88)	(890)	(158)
Debt issuance costs	(5)	(18)	(7)
Payments on the extinguishment of debt	—	(54)	—
Dividends paid to Parent	(1)	(1)	—
Net cash used in financing activities	(41)	(112)	(66)
(Decrease) increase in cash and cash equivalents	(51)	51	(124)
Effect of exchange rate changes on cash	—	(7)	(6)
Cash and cash equivalents, beginning of period	254	210	340
Cash and cash equivalents, end of period	$203	$254	$210
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$203	$208	$219
Income taxes, net of refunds	22	8	—

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in millions)
(1) Description of Business

Momentive Performance Materials Inc. (the "Company" or "MPM") was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (MPM Holdings and together with its subsidiaries, the MPM Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE's Advanced Materials (GEAM or the Predecessor) business. The acquisition was completed on December 3, 2006 (the GE Advanced Materials Acquisition). GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE. On October 1, 2010, the newly formed holding companies of MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), merged, with the surviving entity renamed Momentive Performance Materials Holdings LLC. The Company refers to this transaction as the "Momentive Combination". As a result of the merger, Momentive Performance Materials Holdings LLC (Momentive Holdings) became the ultimate parent company of Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, LP. (together with Apollo Global Management, LLC and subsidiaries, "Apollo").
The Company is comprised of two businesses, Silicones and Quartz. Silicones (Silicones) is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz (Quartz), also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company is headquartered in Albany, New York.
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
The collective bargaining agreements that cover the Willoughby, Ohio, Waterford, New York and Sistersville, West Virginia facilities will expire in 2013. The Company does not have significant collective bargaining agreements that will expire before the end of 2012.

(2) Summary of Significant Accounting Policies
(a) Accounting Principles
These consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles.
(b) Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in a consolidated joint venture affiliate. During 2011, the Company disposed of its interest in this affiliate. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.
The Company also has investments in nonconsolidated entities, primarily consisting of a subsidiary's investments in a siloxane joint venture in China. During 2011, the Company's subsidiary contributed $6 to the joint venture as a capital contribution. Prior to this contribution, the investments in the joint venture had no carrying value. Upon this capital contribution, the Company's subsidiary, which has a 49% ownership interest in the joint venture, recognized 49% of the joint venture's losses from its inception. During 2011, the Company recorded $6 in losses, which represents its subsidiary's share of all losses from inception. The Company is also committed to make additional capital contributions of $26 to this joint venture, which will likely occur in 2013 or later.
In connection with the GE Advanced Materials Acquisition, MPM Holdings, the Company's Parent, issued a Senior Discount PIK Note in an aggregate principal amount of $400 million. This note was subsequently split into separate notes with identical terms (Senior Discount Notes). The Senior Discount Notes mature on December 4, 2017. Interest accrues at 11% pay-in-kind per annum in the form of an increase in the accreted value of the notes and no cash interest is payable on the note until maturity. The Senior Discount Notes have a maximum principal sum of $1,231 million on the maturity date. The Company has not reflected the Senior Discount Notes in its consolidated financial statements based on the absence of definitive cash requirements by the Company to support MPM Holdings’ debt service in the foreseeable future. In addition, the Company has not guaranteed the Senior Discount Notes or provided any other form of security interests in the assets of the Company for this obligation of MPM Holdings.
(c) Foreign Currency
Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Aggregate realized and unrealized gains (losses) on foreign currency transactions for the years ended December 31, 2011, 2010 and 2009 were $5, $9 and $10, respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations. In 2010, an additional $25 of realized losses on foreign currency transactions was recorded in conjunction with the loss on the debt extinguishment and exchange and is recorded in other income (expense). Certain non-U.S. operations use the United States dollar as their functional currency since a majority of their activities are transacted in United States dollars.
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
(f) Revenue Recognition
Revenues comprise the invoiced value for the sale of goods, net of value added tax, rebates and discounts, and after elimination of sales between the consolidated entities.
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

The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit's net assets, goodwill is evaluated for impairment using the two-step process as prescribed in the Goodwill and other Topic, ASC 350-20-35. The first step is to compare the fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step must be performed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for the reporting units, the Company uses a combination of a discounted cash flow model and a market multiple model, both weighted equally. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The benefit to the discounted cash flow model is that it incorporates management’s understanding of the business and factors in company specific data that may not be representative of other market participants. The market multiple method requires management to select a representative sample of peer companies to incorporate into the model. Utilizing financial information available for the peer companies, management arrives at a market multiple that is applied to projected EBITDA to arrive at the estimated fair value of the reporting unit. The benefit to the market multiple model is that it incorporates external market factors and the performance of other similar market participants in order to arrive at an estimate of fair value. In preparing the goodwill impairment analysis, the Company believes that an equal weighting of the two models is the most meaningful manner in which to arrive at an estimate of fair value as it incorporates both internal knowledge of the Company as well as the external market factors to which the Company is exposed.

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
(m) Advertising
Advertising costs are expensed as incurred and were $7, $9 and $6 for the years ended December 31, 2011, 2010 and 2009, respectively. Advertising costs are recorded in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.
(n) Deferred Financing Costs
Deferred financing costs were recorded by the Company in connection with the long-term financing arrangements associated with the GE Advanced Materials Acquisition and with the debt refinancing and private exchange offers completed in November of 2010 and June of 2009, respectively, and described in Note 9. Deferred financing costs, net of accumulated amortization, of $67 and $71 are included in other long-term assets in the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010, respectively. These costs are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified as interest expense in the Consolidated Statements of Operations, was $8, $10 and $10 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, $12 and $6 of deferred financing costs were written off in conjunction with the debt extinguishment and exchange transaction in November of 2010 and June of 2009, respectively.
(o) Pension Liabilities
Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
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
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM Group’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2011, 2010 and 2009, the tax provision for all operations has been prepared on a consolidated basis.
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
A portion of the Company’s option awards vest over time, while some have a vesting contingent upon attainment of a specified performance measure. For expense recognition related to awards with graded vesting, the Company has adopted a policy of recognizing expense over the requisite service period of each separately vesting portion of the award as if each vesting tranche was a separate grant. For awards with vesting contingent upon attainment of a specific performance measure, expense is measured but not recorded until the actual occurrence of the condition being met, at which time the total remaining expense would be recognized.
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
The Company accounts for its derivatives and hedging activities in accordance with the Derivatives and Hedging Topic, ASC 815, which requires that all derivative instruments be recorded on the Consolidated Balance Sheets at their respective fair values and changes in the fair value are recognized immediately in income, unless the derivatives qualify as hedges of cash flows. The Company uses internal valuation models that incorporate market-based information to value derivative contracts that are not exchange-traded instruments. Derivative contracts representing unrealized gain positions and purchased options are recorded as assets. Derivative contracts representing unrealized losses and options sold are recorded as liabilities. Gains and losses on derivatives designated as hedges, when recognized, are included in cost of sales, excluding depreciation; selling, general and administrative expenses; or interest expense in the Company’s Consolidated Statement of Operations. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. Gains and losses on derivatives not designated as hedges are included in other income (expense), net.
On March 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company receives one-month LIBOR and pays a fixed rate of 2.48% on a notional value of $185. The interest rate swap expired on March 31, 2010. The Company designated the interest rate swap as a cash flow hedge of variable interest rate risk associated with the first $185 of its U.S. dollar denominated term loan (tranche B-1). The Company recorded the change in fair value of the interest rate swap in accumulated other comprehensive income as a pre-tax unrealized gain of $1 for the year ended December 31, 2010.
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
(u) Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB's Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position and results of operations.
Newly Adopted Accounting Standards

In September 2011, the FASB issued Accounting Standards Update No. 2011-08: Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. In the fourth quarter of 2011, the Company elected to early adopt ASU 2011-08 for its annual goodwill impairment test for the year ended December 31, 2011. The early adoption of ASU 2011-08 did not have a material impact on the Company’s Consolidated Financial Statements.

Newly Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05: Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statement of changes in stockholder’s equity and requires presentation of comprehensive income in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company is currently assessing the impact of ASU 2011-05 on the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring entities to adopt the other requirements contained in ASU 2011-05. The Company is currently assessing the impact of ASU 2011-12 on the presentation of its Statement of Comprehensive Income within its Consolidated Financial Statements.
(v) Restructuring and other costs
Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions), consulting services associated with transformation savings, and initial stand-alone activities.
The Company recognized restructuring costs of $9, $3 and $22 (of which $2 related to asset impairment), and other costs of $24, $20, and $1 for the years ended December 31, 2011, 2010 and 2009, respectively. Other costs of $24 for the year ended December 31, 2011 were primarily comprised of costs associated with the Momentive Combination and various debt restructuring activities. Other costs of $20 for the year ended December 31, 2010 were primarily comprised of costs associated with the Momentive Combination and the settlement of all claims brought by the National Labor Relations Board arising from a dispute between the Company and one of its unions related to wage reductions and changes in job classifications implemented by the Company at its Waterford, NY facility in January 2009. Other costs of $1 for the year ended December 31, 2009 included a one-time benefit reduction and wage tax credits of $5 recorded during fiscal three-month period ended March 29, 2009.
The following table sets forth the changes in the restructuring reserve:

	Silicones	Quartz	Total
Balance as of January 1, 2010	$8	$3	$11
Additions	3	—	3
Cash payments	(8)	(3)	(11)
Foreign currency translation adjustments	—	—	—
Balance as of December 31, 2010	3	—	3
Additions	9	—	9
Cash payments	(4)	—	(4)
Foreign currency translation adjustments	—	—	—
Balance as of December 31, 2011	$8	$—	$8
The restructuring costs above are primarily related to the Momentive Combination and are expected to be paid in 2012.
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

(3) Related Party Transactions
On October 1, 2010 in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC. Under this agreement, as amended on March 17, 2011 (the "Shared Services Agreement"), the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and the Company. Pursuant to this agreement, during the years ended December 31, 2011 and 2010 the Company incurred approximately $151 and $43, respectively, of costs for shared services and MSC incurred approximately $170 and $42, respectively, of costs for shared services (excluding, in each case, costs allocated 100% to one party), including shared service true-up billings in 2011. During the year ended December 31, 2011, the Company realized approximately $23 in cost savings as a result of the Shared Services Agreement. In the fourth quarter of 2011, MSC billed the Company approximately $7, which represents a true-up payment to bring the percentage of total net incurred costs for shared services for the year ended December 31, 2011 under the Shared Services Agreement to 49% for the Company and 51% for MSC as well as costs allocated 100% to one party. Included in the $7 was $5 that should have been billed to the Company in the second and third quarter of 2011. The out of period expense of $2 and $3 was not material to second and third quarter ending July 3, and September 30, 2011, respectively. The true-up amount is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company had accounts receivable of $3 and $1 as of December 31, 2011 and 2010, respectively, and accounts payable to MSC of $15 and $0 at December 31, 2011 and 2010, respectively.
On March 17, 2011, the Company entered into an amendment to the Shared Services Agreement with MSC to reflect the terms of the Master Confidentiality and Joint Development Agreement by and between MSC and the Company entered into on the same date.
In connection with the GE Advanced Materials Acquisition, MPM Holdings entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $3.5 plus out of pocket expenses, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. These fees are included within Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The annual management fee for 2009 was waived due to the global recession.
The Company sells products to various affiliated businesses (affiliates). For the years ended December 31, 2011, 2010 and 2009, sales to affiliates amounted to $23, $21 and $19, respectively. Receivables from affiliates were $2 and $2 at December 31, 2011 and 2010, respectively.
GE and its affiliates provide a variety of services to the Company, including services pursuant to certain transition service agreements entered into at the time of the GE Advanced Materials Acquisition and other agreements entered into thereafter. Certain services, such as administering employee benefit plans and paying related claims, provision of voice and data networking, outsourcing of certain functions, environmental remediation, and other corporate services and headquarters' overhead were charged to the Company as utilized and were charged pursuant to terms of the transition services agreements which expired in 2008. Billings for the services under the transition services agreement and other agreements amounted to $13, $13 and $23 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company reimbursed Apollo affiliates $5 for employee relocation and expatriate expenses paid on the Company's behalf for year ended December 31, 2009. These amounts are principally reflected in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

An affiliate of GE is one of the lenders under the Company's revolving credit facility representing approximately $160 of the lenders' $300 revolving credit facility commitment. See Note 9 for additional information on the revolving credit facility.
The Company purchased products from various affiliates totaling $14, $8, and $6, during the years ended December 31, 2011, 2010 and 2009, respectively. Payable to affiliates as of December 31, 2011 and 2010, resulting from procurement activity and services, was $1 and $2, respectively. In addition, during the year ended December 31, 2009, the Company purchased certain machinery and equipment from GE for $16.
The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”) to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the Acquisition, the Company entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a minimum annual supply of siloxane and certain related products at least equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions, for a period of 20 years after the closing of the Acquisition, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $113 for 2012 and $113 each year thereafter of off-take product, assuming total ASM production is equal to current volumes, without taking into account inflation and changes in foreign exchange rates. The Company purchased approximately $109, $103 and $87 of supply from ASM for fiscal years ended December 31, 2011, 2010 and 2009, respectively. Future purchase commitments under this arrangement are included in note 14. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of approximately $2 for all of the years ended December 31, 2011, 2010 and 2009, respectively.
In January 2011, the Company declared a dividend of less than $1, a portion of which was paid during the year to fund the compensation of the Board of Managers of Momentive Holdings.

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

Level 2
Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on, directly or indirectly market-corroborated inputs. The Company’s level 2 liabilities included natural gas derivative contracts that are traded in an active exchange market.

Level 3	Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances.
At December 31, 2011 and December 31, 2010, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2011 that would reduce the fair value receivable amount owed, if any, to the Company.

(5) Receivables, net
Receivables consisted of the following at December 31:

	2011	2010
Trade	$318	$339
Other:
VAT	22	23
Advances	7	11
Other	19	15
	366	388
Allowance for doubtful accounts	(3)	(3)
Total receivables, net	$363	$385
During the year ended December 31, 2011, the Company entered into an accounts receivable sale agreements to sell a portion of its trade accounts receivable. As of December 31, 2011, through these agreements, the Company effectively accelerated the timing of cash receipts by $25. The Company may continue to accelerate cash receipts under these agreements, as appropriate.

(6) Inventories
Inventories consisted of the following at December 31:

	2011	2010
Raw materials and work in process	$135	$125
Finished goods	259	250
Total inventories	$394	$375

(7) Property and Equipment, Net
Property and equipment consisted of the following at December 31:

	Life	2011	2010
Land and improvements	Indefinite	$88	$86
Buildings, structures and related improvements	3-40	390	384
Machinery and equipment	8-20	1,229	1,170
Office equipment, vehicle and tooling	3-10	100	86
Software	5	48	52
Construction-in-process		54	46
		1,909	1,824
Less accumulated depreciation and amortization		(825)	(715)
Total property and equipment, net		$1,084	$1,109
Leasehold improvements and assets under capital leases, which are included in Buildings, structures and related improvements, are amortized over the shorter of the lease term (3-12 years) or estimated useful life of the assets.
Total depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $153, $154, and $149, respectively.
Interest costs of $1, $1, and $1 were capitalized for the years ended December 31, 2011, 2010 and 2009, respectively.

(8) Goodwill and other Intangible Assets, Net
The goodwill set forth below resulted from the GE Advanced Materials Acquisition further discussed in Note 1.
The following table sets forth the changes in goodwill:

	Silicones	Quartz	Total
Balance as of December 31, 2009	$414	$—	$414
Foreign exchange translation	11	—	11
Balance as of December 31, 2010	425	—	425
Foreign exchange translation	7	—	7
Balance as of December 31, 2011	$432	$—	$432
At December 31, 2011, accumulated goodwill impairment losses recognized by the Company since the adoption of ASC Topic 350 were $700 and $158 for the Silicones and Quartz reporting units, respectively. The Quartz reporting unit's goodwill was fully impaired.

Intangible assets as of December 31, 2011 and 2010 consisted of the following:

	Amortization period	Gross amount	Accumulated amortization	Net carrying amount
2011
Amortizing intangible assets:
Customer relationships	15-20 years	$429	$(124)	$305
Trademarks	7-20 years	146	(45)	101
Unpatented technology	20 years	149	(38)	111
Patents and other	10-20 years	37	(12)	25
Total		$761	$(219)	$542
2010
Amortizing intangible assets:
Customer relationships	15-20 years	$436	$(100)	$336
Trademarks	7-20 years	144	(36)	108
Unpatented technology	20 years	147	(30)	117
Patents and other	10-20 years	34	(9)	25
Total		$761	$(175)	$586
Amortization expense for amortizing intangible assets was $45, $43 and $43 for the years ended December 31, 2011, 2010 and 2009, respectively. There were no significant additions to intangible assets for the years ended December 31, 2011 and 2010. The change in the net carrying balances was primarily a result of fluctuations in foreign currency translation and amortization expense. The estimated amortization expense for the next five years is as follows:

Year ending December 31:
2012	$44
2013	44
2014	44
2015	41
2016	41

(9) Indebtedness
(a) Short-Term Borrowings
At December 31, 2011, the Company's short-term borrowings consisted of bank borrowings of $3 with a weighted average interest rate of 9.90%. At December 31, 2010, the Company's short-term borrowings consisted of a loan from a former subsidiary of $2.
(b) Long-Term Debt
In connection with the GE Advanced Materials Acquisition, the Company entered into a credit agreement on December 4, 2006. The credit agreement currently includes: (i) $1,010 term loan facility, consisting of a U.S. dollar denominated tranche (B-1) and Euro denominated tranche (B-2); (ii) $300 revolving credit facility that includes a revolving letter of credit facility (Revolver) that expires on December 3, 2012; and, (iii) a $33 synthetic letter of credit facility (Letter of Credit Facility), which amortizes by 1% of the original commitment annually and expires on December 3, 2013 (collectively, the Senior Secured Credit Facility).
The Company had no outstanding amounts under the revolving credit facility at December 31, 2011. The outstanding letters of credit under the revolving credit facility at December 31, 2011 were $42, leaving unused capacity of $258. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2011 were $31, leaving unused capacity of $2.
Effective February 10, 2011, the Company amended its Credit Agreement dated December 3, 2006 (the Amendment).

Under the Amendment the Company, among other things: (i) extended the maturity of term loans held by consenting lenders to May 5, 2015 and increased the applicable margin with respect to such extended term loans to 3.50% per annum for eurocurrency loans, (ii) allowed future mandatory and voluntary prepayments to be directed to non-extended term loans prior to the extended maturity term loans, (iii) subject to the requirement to make such offers on a pro rata basis to all term loan lenders and/or to all lenders holding revolving commitments, as applicable, allowed the Company to extend the maturity of term loans and/or revolving commitments, as applicable, and for the Company to otherwise modify the terms of loans or revolving commitments in connection with such an extension and (iv) amended certain other terms therein.
Pursuant to the Amendment, lenders under the Credit Agreement extended the maturity of (i) approximately $437 aggregate principal amount of their dollar term loans (approximately 87% of the total dollar term loans) and (ii) approximately €298 aggregate principal amount of their euro term loans (approximately 78% of the total euro term loans), for an overall extension of approximately $846 aggregate U.S. dollar equivalent principal amount of term loans (approximately 82% of the total term loans).
In March 2011, Momentive Performance Materials Nantong Co. Ltd. (MPM Nantong) entered into a fixed asset loan agreement with Agricultural Bank of China (ABOC) providing for a loan of $37, which was funded on March 21, 2011. The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. The proceeds of this loan along with internal funds were used to fully pay the remaining amount outstanding due under MPM Nantong's construction loan with China Construction Bank of $51. Principal repayments on the new fixed asset loan agreement are due and payable in annual installments of $8 (subject to exchange rates) on December 31 of 2011 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly and is based on 101% of the People's Bank of China reference rate. The interest rate on the loan as of December 31, 2011 was 6.52%. MPM Nantong also entered into two working capital loan agreements with ABOC in April and May, 2011 providing for revolving secured loans up to $16 (subject to exchange rates), all of which were outstanding as of December 31, 2011. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually and bear interest based on 105% of the People's Bank of China reference rate for loans with a one-year term. The interest rate on these loans as of December 31, 2011was 6.89%.
In the fourth quarter of 2010, Momentive Performance USA Materials Inc. and Momentive Performance Materials GmbH (together, the Borrower), subsidiaries of the Company, obtained commitments from certain existing revolving facility lenders (the “existing lender commitment parties”) and certain other financial institutions (the “new lender commitment parties”) to provide a new and/or extended revolving facility for the full $300 under the Borrower's existing revolving credit facility. The commitments for the new revolving facility are subject to customary conditions and will take effect on the following date (the “commitment effective date”), as applicable: (1) in the case of a new lender commitment party, at the Borrower's option, on or no more than five business days prior to December 3, 2012 (the “existing revolver maturity date”) or (2) in the case of an existing lender commitment party, the earlier of (A) the existing revolver maturity date or (B) in the event the Borrower obtains an amendment to its senior secured credit facility that extends the revolver maturity date, the date on which such amendment becomes effective. The commitments for the new revolving facility will mature on December 3, 2014 (the “extended revolver maturity date”). In the event more than $500 in term loans mature prior to 91 days after the extended revolver maturity date, the revolver loans outstanding under the new revolving facility must be repaid in full at least 91 days prior to such maturity date of such term loans and revolver loans may not be drawn thereunder until such term loans are repaid and/or their maturity date extended to a date not earlier than 91 days after the extended revolver maturity date. The new revolving facility, which cannot be drawn until the commitment effective date, will bear interest at a rate of LIBOR plus 4.75%.
In addition to the Senior Secured Credit Facility, on December 4, 2006, the Company also issued $765 of aggregate principal amount of 9 3/4% Senior Notes, $300 of aggregate principal amount of Senior Toggle Notes, $363 U.S. Dollar equivalent aggregate principal amount of 9% Senior Notes and $500 aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the Senior Subordinated Notes). Proceeds from these note issuances were used in connection with the GE Advanced Materials Acquisition. All of these notes except for the Senior Subordinated Notes have been fully retired in connection with subsequent refinancings as described below.
With respect to the Senior Toggle Notes due 2014, which were retired on December 22, 2010, interest accrued at either 10 1/8% per annum if paid in cash or 10 7/8% if paid-in-kind through additional borrowings. For any interest period after June 1, 2007 through December 1, 2010, the Company could elect to pay interest on the Senior Toggle Notes entirely in cash or entirely by increasing the principal amount of the Senior Toggle Notes or issuing new Senior Toggle Notes (“PIK Interest”). The Company paid interest in cash for the first three semi-annual interest periods. The Company made the permitted elections under the indenture governing the Senior Toggle Notes to pay in kind all interest under the Senior Toggle Notes that was due on December 1, 2008, June 1, 2009, December 1, 2009, and June 1, 2010, respectively. These elections increased the outstanding balance of the Senior Toggle Notes by $16, $17, $11, and $11 on such dates, respectively. The Company made another permitted election to pay all interest that was due on December 1, 2010 in cash.
On June 15, 2009, the Company completed private exchange offers to exchange $200 aggregate principal amount of

12 1/2% Second-Lien Senior Secured Notes (the “Second Lien Notes”) due 2014 for certain of its outstanding unsecured notes. Approximately $48 in aggregate principal amount (or 6%) of 9 3/4% Senior Notes, €30 in aggregate principal amount (or 11%) of 9% Senior Notes, $141 in aggregate principal amount (or 42%) of the Senior Toggle Notes and $118 in aggregate principal amount (or 24%) of the Senior Subordinated Notes were accepted in the exchange offers for $200 aggregate principal amount of Second-Lien Notes. The Second Lien Notes were recorded at their fair value of $163 on the date of the exchange. Interest on the Second Lien Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009. The purpose of the exchange offers was to reduce the outstanding principal amount of the Company's debt. The Company recognized a gain on the exchange offers of $179.
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
On October 22, 2010, the Company launched cash tender offers (Tender Offers) with respect to any and all of its outstanding 9 3/4% Senior Notes due 2014 (9 3/4% Senior Notes), 9% Senior Notes due 2014 (9% Senior Notes) and 101/8% / 10 7/8% Senior Toggle Notes due 2014 (Senior Toggle Notes and together with the 9 3/4% Senior Notes and 9% Senior Notes, the Senior Notes). The Company received tenders from the holders of (i) $451 aggregate principal amount of the 9 3/4% Senior Notes due 2014, (ii) €156 aggregate principal amount of the 9 % Senior Notes due 2014 and (iii) $75 aggregate principal amount of the 101/8% / 10 7/8% Senior Toggle Notes due 2014 by the expiration of the early tender payment deadline (Early Tender Date). On November 5, 2010, the Company exercised its right to accept for early payment all of the Senior Notes tendered by the Early Tender Date. After the Early Tender Date and prior to the expiration date of the Tender Offers, the Company received additional tenders from the holders of €165 thousand aggregate principal amount of the 9 % Senior Notes and $615 aggregate principal amount of the Senior Toggle Notes. On November 22, 2010, the Company exercised its right to accept for payment all of these additional tenders. For those Senior Notes accepted for purchase pursuant to the Tender Offers, the following consideration was paid by the Company (1) $1,044 as the tender offer consideration and $10.00 as an early tender payment, if applicable, per $1,000 principal amount of the 9 3/4% Senior Notes tendered; (2), €1,040 as the tender offer consideration and €10.00 as an early tender payment, if applicable, per €1,000 principal amount of the 9% Senior Notes tendered; and (3) $1,046 as the tender offer consideration and $10.00 as an early tender payment, if applicable, per $1,000 principal amount of the Senior Toggle Notes tendered. In addition, accrued interest up to, but not including, the applicable payment date of the Notes was paid in cash on all validly tendered and accepted Senior Notes.
The Company issued on November 5, 2010 approximately $848 U.S. dollar equivalent principal amount of USD second-priority 9.0% springing lien notes due 2021 (New USD Notes) and EUR second-priority 9.5% springing lien notes due 2021 (New EUR Notes and, together with the New USD Notes, the New Notes) in a private offering (Bond Offering) that it announced on October 22, 2010. The New Notes are guaranteed on a senior unsecured (or, following the occurrence of certain events, a second-priority secured) basis by the existing domestic subsidiaries of the Company that are guarantors under our senior secured credit facilities and each of the Company's future domestic subsidiaries that guarantee any debt of the Company or of any New Note guarantor. The Company used the net proceeds from the offering of New Notes to, (i) pay the consideration with respect to the Tender Offers described above, (ii) redeem all remaining Senior Notes, following the expiration of the Tender Offers, at the applicable redemption price plus accrued and unpaid interest on December 22, 2010 and (iii) pay certain related transaction costs and expenses.
In connection with the closing of the Bond Offering, investment funds affiliated with Apollo Global Management, LLC entered into an agreement to exchange the entire amount of their holdings of each series of the Senior Notes for the New USD Notes at an exchange ratio determined based on the consideration offered to holders in the Tender Offers, and intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Tender Offers and used the proceeds thereof to invest in the New Notes (Apollo Exchange). The Company issued approximately $526 of New USD Notes to Apollo in the Apollo Exchange. Apollo owned approximately $234 principal amount of the 9 3/4% Senior Notes, €88 principal amount of the 9% Senior Notes and $139 principal amount of the Senior Toggle Notes.
The Company recognized a loss on the above transactions of $78, including $25 of foreign currency exchange losses.
In October 2011, the Company repurchased approximately €17 in aggregate principal amount of the Euro Fixed-Rate Notes on the open market, reducing the aggregate principal amount of Euro Fixed-Rate Notes outstanding from €150 to €133. The total purchase excluding accrued interest paid by the Company was €12. The Company recognized a gain on the extinguishment of $7.
The Senior Secured Credit Facility is secured under first priority pledges of all of the equity interest of the Company's

U.S. subsidiaries, and it is also secured by first priority interests in and mortgages on substantially all of the Company's tangible and intangible assets. The Senior Secured Credit Facility also contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness (subject to certain exceptions) and requires the Company to maintain a maximum consolidated first lien leverage ratio. Additionally, it restricts the Company's ability to incur additional indebtedness or liens, make investments or declare or pay any dividends. The Company is in compliance with the covenant requirements at December 31, 2011.
The Senior Secured Credit Facility also requires an acceleration of principal payments based on excess cash flow, as defined in the credit agreement. The Company did not have excess cash flow under the terms of the credit agreement in fiscal years 2011 and 2009. Although the Company had excess cash flow under the terms of the credit agreement in 2010, the Company was not required to prepay any of the term loans because the ratio of the net first-lien secured indebtedness to Adjusted EBITDA was below 1.5:1.
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
On March 17, 2009, Apollo Management VI, L.P. (“Apollo VI”) and the Company entered into a letter agreement enabling the Company to purchase some or all of certain debt securities of the Company acquired by Apollo VI or its affiliates for a period of 180 days after the date of purchase unless such securities are sold or transferred to an unaffiliated third party. As of the date of this filing, the Company has not exercised this right.
A summary of long-term debt as of December 31, 2011 and 2010 is as follows:

	2011	2010
JPMorgan Chase Bank, N.A. term loan tranche B-1-A. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 2.25%. The interest rate as of December 31, 2011 and 2010 was 2.563%.	$66	$504
JPMorgan Chase Bank, N.A. term loan tranche B-1-B. Matures December 4, 2015. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 3.50%. The interest rate as of December 31, 2011 3.813% .	433	—
JPMorgan Chase Bank, N.A. term loan tranche B-2-A denominated in Euros. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at Euro LIBOR plus 2.25%. The interest rate as of December 31, 2011 and 2010 was 3.447% and 3.053%, respectively.	110	506
JPMorgan Chase Bank, N.A. term loan tranche B-2-B denominated in Euros. Matures December 4, 2015. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at Euro LIBOR plus 3.50%. The interest rate as of December 31, 2011 was 4.697%.	382	—
9.0% Springing Lien Dollar Notes. Matures on January 15, 2021. Interest is payable semi-annually at 9.0%.	1,161	1,161
Springing Lien Euro Notes. Matures January 15, 2021. Interest is payable semi-annually at 9.5%.	171	198
Senior Subordinated Notes. Matures December 1, 2016. Interest is payable semi-annually at a coupon rate of 11.5%, with a yield-to-maturity of 11.68% as the notes were issued at a discount of $7, of which less than $1 was amortized during the years ended December 31, 2011 and 2010.	379	379
Second-Lien Senior Secured Notes. Matures June 15, 2014. Interest is payable semi-annually in cash at 12.5%.	179	172
Agricultural Bank of China Fixed Asset Loan denominated in RMB. Matures June 30, 2015. Interest on borrowings is based on 101% of the People's Bank of China reference rate. The weighted average interest rate at December 31, 2011 and 2010 was 6.51% and 5.76%, respectively. Interest is payable quarterly.	30	51
Agricultural Bank of China Revolving Working Capital Loan denominated in RMB. Matures June 30, 2012. Interest on borrowings is based on 105% of the People's Bank of China reference rate. The weighted average interest rate at December 31, 2011 was 6.88%. Interest is payable quarterly.	16	—
India Bank Medium Term Loan denominated in INR. Matures June 20, 2015. Interest on borrowings is set annually and is based on 99.5% of India Bank’s Benchmark Prime Lending Rate plus a Tenor Fee of 0.5%. The interest rate at December 31, 2011 and 2010 was 15.00% and 13.25%, respectively. Interest is payable monthly.	4	6
Total long-term debt	2,931	2,977
Less current installments	36	25
Long-term debt, excluding current installments	$2,895	$2,952
Interest expense on long-term debt was $241, $232 and $245 for the years ended December 31, 2011, 2010 and 2009,

respectively. Amortization of debt discount and debt issuance costs amounted to $15, $17 and $15 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
As disclosed in note 2 (s), on May 10, 2008, the Company entered into an interest rate swap agreement, whereby the Company received one-month LIBOR and paid a fixed rate of 2.48% on a notional value of $185. This agreement expired on March 31, 2010.
 At December 31, 2011, the Company estimates that the $1,332 of outstanding springing lien notes had a fair value of approximately $1,005; the $379 of outstanding fixed rate senior subordinated notes had a fair value of approximately $284; the $991 of outstanding variable rate term loans had a fair value of approximately $936; the $179 of outstanding fixed rate second-lien senior secured notes with a $200 aggregate principal amount had a fair value of approximately $212; and the fair value of the $4 outstanding medium term loan, the $30 outstanding fixed asset loan and the $16 of outstanding working capital loans were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holders could realize in a current market exchange. The use of different assumptions, changes in market conditions and/or estimation methodologies may have a material effect on the estimated fair value.
 As of December 31, 2011, the aggregate principal maturities for the next five years are as follows:

Year ending December 31:
2012	$36
2013	192
2014	216
2015	796
2016	382

(10) Accrued Expenses and Other Liabilities
The following represents a summary of accrued expenses and other liabilities at December 31:

	2011	2010
Employee compensation and benefits	$45	$69
Other accrued expenses	117	101
Total accrued expenses and other liabilities	$162	$170

(11) Deficit
(a) Common Stock and Additional Paid-in Capital
At December 31, 2011 and 2010, common stock consists of 100 shares issued and outstanding with a par value of one cent per share. At December 31, 2011 and 2010, MPM Holdings represented the sole shareholder of the Company as a result of its capital contribution of $904 to the Company on December 4, 2006. Additional paid-in capital primarily relates to the excess of paid-in-capital over the par value of the common shares from the capital contribution, net of $305 in deemed dividend to GE.

(b) Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each classification of comprehensive income (loss) are as follows:

Predecessor	Foreign currency translation	Pension and Postretirement liability adjustments	Derivative instruments	Accumulated other comprehensive income
Balance at December 31, 2008	$171	$8	$(3)	$176
Net current period change	—	3	1	4
Balance at December 31, 2009	171	11	(2)	180
Net current period change	77	(42)	2	37
Balance at December 31, 2010	248	(31)	—	217
Net current period change	26	(15)	—	11
Balance at December 31, 2011	$274	$(46)	$—	$228
The accumulated balances and corresponding tax effects for each component of other accumulated comprehensive income (loss) as of December 31, 2011, 2010 and 2009 are as follows:

	2011
	Pre-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$274	$—	$274
Pension and postretirement liability adjustments	(44)	(2)	(46)
	$230	$(2)	$228
	2010
	Pre-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$248	$—	$248
Pension and postretirement liability adjustments	(36)	5	(31)
	$212	$5	$217
	2009
	Pre-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$171	$—	$171
Pension and postretirement liability adjustments	13	(2)	11
Derivative instruments	(1)	(1)	(2)
	$183	$(3)	$180
(c) Noncontrolling Interests
The following table presents the changes in the proportionate share of the equity of the noncontrolling interest shareholder balances:

	Years ended December 31,
	2011	2010	2009
Balance, beginning of period	$4	$4	$4
Currency translation adjustment	—	—	—
Dividends paid	—	(1)	—
Disposition of joint venture	(5)	—	—
Noncontrolling interests share of income (loss)	1	1	—
Balance, end of period	$—	$4	$4

(12) Stock-based Compensation

2011 Equity Plan
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

The following is a summary of key terms of the stock-based awards granted to MPM employees under the 2011 Equity Plan on February 23, 2011:

Tranche	Momentive Holdings Units Granted	Vesting Terms	Option/Unit Term
Unit Options:			10 years
Tranche A Options	716,351	Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions
Tranche B Options	358,171
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options	358,171
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Restricted Deferred Units ("RDUs"):			N/A

Tranche A RDUs	238,777	Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions
Tranche B RDUs	119,391
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C RDUs	119,391
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Unit Options

The Tranche A Options were granted with a grant date fair value of approximately $2. The fair value was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.21% risk free interest rate, a 6.25 year expected life, a 37.4% expected volatility rate and a 0% dividend rate.

The Tranche B and Tranche C Options were granted with performance and market conditions with a grant date fair value of approximately $1 and $1, respectively. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and the dividend rate was 0%. The expected life is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the year ended December 31, 2011, since it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Restricted Deferred Units

The Tranche A RDUs were granted with a grant date fair value of approximately $1. Compensation cost of less than $1 was recognized during the year ended December 31, 2011.

The Tranche B RDUs and Tranche C RDUs were granted with a grant date fair value of approximately $1 and $1, respectively. The fair value of each RDU was estimated at the grant date using the same Monte Carlo valuation method and assumptions as for the unit options. The RDU's have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted average expected life of 21.4 years. Compensation cost has not been recognized for the Tranche B RDUs and Tranche C RDUs during the year ended December 31, 2011 because as of this date, it is not probable the related restricted deferred units will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Although the 2011 Equity Plan is issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MPM's behalf, as a result of the employees' service to MPM. All compensation cost is recorded over the requisite service period on a graded-vesting basis and is included in Selling, general and administrative expense in the Consolidated Statements of Operations.
Awards available to be granted under the 2011 Equity Plan (including both options and RDUs) are 1,890,756 at December 31, 2011.
2007 Long-Term Incentive Plan
On March 30, 2007, the Board of Directors of MPM Holdings approved the 2007 Long-Term Incentive Plan of Holdings (the “Incentive Plan”). As a result of the October 1, 2010 transaction in which Momentive Holdings became the Company's ultimate parent, the options issued under the Incentive Plan were converted to options to purchase units of Momentive Holdings. The exchange ratio was 38.5518 Momentive Holdings options for each 1 option of MPM Holdings outstanding. As a result, the prior period data has been recast to reflect this conversion. A maximum of 19,275,900 shares of Momentive Holdings units may be issued or transferred, including units issuable upon exercise of non-qualified stock options granted under the Incentive Plan.
 Employee option grants with graded vesting vest over a four or five-year period. The performance based options vest upon the earlier of (i) Apollo's achievement of a specified internal rate of return on its equity investment in MPM Holdings (now converted into Momentive Holdings common units) and (ii) Apollo's achievement of a specified cash-on-cash return on its equity investment in MPM Holdings (now converted into Momentive Holdings common units). The cash-on-cash return vesting criteria was added in early 2010. 77,103 options were granted under the Incentive Plan to the Company's directors in 2009. Director options vested and became exercisable immediately upon being granted and had a weighted average per share grant-date fair value of $1.14 for options granted in 2009. The fair value of each employee's options with graded vesting and the director options was estimated using the Black-Scholes-Merton option pricing model. For the options associated with investor IRR and cash-on-cash return, an adaptation of the Black-Scholes-Merton, which took into consideration the internal rate of return thresholds, was used to estimate fair value. This model adaptation is essentially equivalent to the use of a path-dependent lattice model.
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
Financial Statement Impact
For the fiscal years ended December 31, 2011, 2010 and 2009, the Company recognized less than $1 in each period for director compensation, and $2, $3, and $1 for employee compensation, respectively. The compensation expenses are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company recognized no tax benefits. As of December 31, 2011, there was $4 of unrecognized compensation costs related to unvested options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 3.1 years.
The following is a summary of the Company's stock option plans activity as of and for the years ended December 31, 2011:

	Momentive Holdings Common Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	9,574,390	$2.61
Granted	1,432,693	$4.85	$2.29
Forfeited	(176,845)	$2.78
Expired	—
Exercised	—
Outstanding at December 31, 2011	10,830,238	$2.90
Exercisable at December 31, 2011	3,229,789	$2.74
Expected to vest at December 31, 2011	4,233,669	$2.98
At December 31, 2011, the exercise prices for outstanding options ranged from $2.59 and $4.85 with a weighted average remaining contractual life of 6.4 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 5.8 and 6.5 years, respectively. At December 31, 2011, the aggregate intrinsic value of both options exercisable and options expected to vest was $1. The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0 in each year.
Restricted Unit Activity
Following is a summary of the Company's restricted unit plan activity for the year ended December 31, 2011:

	Momentive Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	—	$—
Restricted units granted	477,559	$4.71
Restricted units vested	(59,085)	$4.85
Restricted units forfeited	(4,874)	$4.71
Nonvested at December 31, 2011	413,600	$4.69
The weighted average remaining contractual life for restricted units granted and outstanding was 3.1 years.

(13) Income Taxes
For the years ended December 31, 2011, 2010 and 2009, the Company’s tax provision was computed based on the legal entity structure, as described in note 1. Any tax benefit or valuation allowance related to net operating losses (NOL) was recognized and evaluated on a stand-alone basis.
The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
U.S.	$(101)	$(108)	$21
Non U.S.	(6)	43	(48)
	$(107)	$(65)	$(27)

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended December 31, 2011:
United States federal	$—	$—	$—
State and local	—	—	—
Non U.S. jurisdictions	18	9	27
	$18	$9	$27
Year ended December 31, 2010:
United States federal	$—	$1	$1
State and local	1	—	1
Non U.S. jurisdictions	16	(20)	(4)
	$17	$(19)	$(2)
Year ended December 31, 2009:
United States federal	$—	$(3)	$(3)
State and local	—	—	—
Non U.S. jurisdictions	14	4	18
	$14	$1	$15
Income tax (benefit) expense attributable to income from operations was $27, ($2) and $15 for the years ended December 31, 2011, 2010 and 2009, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year ended December 31,
	2011	2010	2009
Income tax expense (benefit):
Computed “expected” tax expense (benefit)	$(37)	$(23)	$(9)
State and local income taxes, net of Federal income tax benefit	—	—	—
Increase (reduction) in income taxes resulting from:
Tax rate changes	(2)	4	(2)
Non U.S. tax rate differential	2	(8)	12
Branch accounting effect	12	35	(24)
Withholding taxes	1	2	—
Valuation allowance	53	(14)	37
Permanent differences	(2)	2	7
Elective asset step up	—	—	(6)
	$27	$(2)	$15

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011, and 2010 are presented below.

	U.S.		Non U.S.
	2011	2010	2011	2010
Current deferred tax assets:
Inventory	$9	$8	$5	$7
Vacation	4	8	2	3
Provision for expenses related to timing	3	2	15	3
Net operating losses	—	—	—	5
Other	12	4	2	3
Total current deferred tax assets	28	22	24	21
Noncurrent deferred tax assets:
Amortization	162	185	7	10
Depreciation	23	19	14	13
Pension	124	102	27	37
Net operating losses	307	266	84	73
Branch accounting future credits	13	22	—	—
Reserves	2	1	—	—
Deferred interest deductions	—	—	18	14
Other	7	7	2	6
Total noncurrent deferred tax assets	638	602	152	153
Total gross deferred tax assets	666	624	176	174
Less valuation allowance	(655)	(612)	(64)	(40)
Net deferred tax assets	11	12	112	134
Current deferred tax liabilities:
Inventory	—	—	8	11
Provision for expenses related to timing	—	—	3	7
Other	—	—	13	1
Total current deferred tax liabilities	—	—	24	19
Noncurrent deferred lax liabilities:
Amortization	—	—	75	85
Depreciation	—	—	45	47
Other	11	12	4	6
Total noncurrent deferred tax liabilities	11	12	124	138
Total deferred tax liabilities	11	12	148	157
Net deferred tax asset (liability)	$—	$—	$(36)	$(23)
NOL Schedule

Country	NOL value
United States	$850
Japan	108
Germany	100
Thailand	35
Other	18
Total	$1,111

At December 31, 2011, 2010 and 2009, the Company had available approximately $1,111, $956 and $881 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. The net operating losses for the United States, Japan and Thailand will begin to expire in 2026, 2014 and 2016, respectively. The net operating losses for Germany have no expiration date.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2011 and 2010, in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized. As of December 31, 2011, the Company established a valuation allowance of $28 in certain non-U.S. jurisdictions based on its assessment that the net deferred tax assets will likely not be realized.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2011 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The “branch accounting future credit” deferred tax asset of $13 and $22 at December 31, 2011 and 2010, respectively, principally represents the offset to the non-US affiliates deferred tax liabilities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits, December 31, 2009	$18
Additions for tax positions of the current year	3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(5)
Settlements	—
Statute of limitations expiration	—
Foreign currency translation	4
Balance at December 31, 2010	20

Additions for tax positions of the current year	3
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(4)
Settlements	—
Statute of limitations expiration	(1)
Foreign currency translation	2
Balance at December 31, 2011	$21
Liabilities for unrecognized tax benefits as of December 31, 2011 relate to various foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2011 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2011 and 2010 the Company has recorded a liability of approximately $1 and $1, respectively, for interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Germany, Hong Kong, Italy and Singapore. Such major jurisdictions with open tax years are as follows: United States 2006-2011, Germany 2006-2011, Italy 2003-2011, Switzerland 2009-2011, Singapore 2004-2011, Japan 2006-2011, Thailand 2005-2011, Hong Kong 2006-2011, Canada 2008-2011 and Brazil

2006-2011. Unrecognized tax benefits are not expected to change significantly over the next 12 months.

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2011 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $407, which could result in a tax obligation of $144, based on currency exchange rates as of December 31, 2011. Should the intercompany arrangement be settled or the Company changes its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

(14) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
(b) Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in note 3. As of December 31, 2011, future contractual minimums are as follows:

Year ending December 31:
2012	$138
2013	138
2014	131
2015	131
2016	131
Thereafter	1,142
$1,811
To the extent that the Company does not purchase the contractual minimum amount, the Company must pay vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.
(c) Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of December 31, 2011 and 2010, the Company had recognized obligations of $8 and $7, respectively, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets.
(d) Lease Commitments
The Company has several noncancelable operating leases, primarily for manufacturing equipment, office equipment and office buildings. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments as of December 31, 2011 are as follows:

Year ending December 31:
2012	$13
2013	12
2014	8
2015	8
2016	6
Thereafter	1
Total future minimum lease payments	$48
The Company is also a lessee under various cancelable operating lease arrangements for industrial equipment, computer and office equipment. Rent expense for noncancelable and cancelable operating leases was $23, $22 and $25 for the years ended December 31, 2011, 2010 and 2009, respectively.

(15) Pension and Postretirement Benefits
Domestic Pension Plans
The Company's U.S. defined benefit plan provides benefits to substantially all U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining. The Company also maintains a supplementary defined benefit plan that provides additional retirement benefits to certain higher-level, longer-service U.S. employees. The Company's supplementary defined benefit pension plan is unfunded. Effective December 31, 2011, the Company froze the benefits for those employees in the supplementary defined benefit pension plan.
Eligible U.S. employees may also participate in the Company's defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings, with the Company matching up to a maximum of 4% of the employees' annual earnings or nine thousand eight hundred dollars, in various program funds. Effective January 1, 2009, the Company suspended the 4% match for salaried exempt employees. This match was subsequently reinstated effective April 1, 2010. The Company recognized expense of $6, $4 and $2 during 2011, 2010 and 2009, respectively, associated with this plan.
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
Employees in the United Kingdom participate in GE pension plans along with GE employees. Prior to 2009, employees in the Netherlands also participated in GE pension plans along with GE employees. The Company's pension expense associated with contributions to these multi-employer pension plans was less than $1 for the years ended December 31, 2011, 2010 and 2009, respectively.
Cost of Pension Plans
Net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 includes the following (income) expense components:

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2011	2010	2009	2011	2010	2009
Expected return on plan assets	$(5)	$(4)	$(2)	$(1)	$(1)	$(1)
Service cost for benefits earned	19	15	16	7	6	5
Interest cost on benefit obligation	7	5	3	4	3	4
Prior service benefit	(1)	(1)	(1)	—	—	—
Net actuarial (gain) loss recognized	—	(1)	—	1	—	—
Curtailment gain	(6)	—	—	—	—	—
	$14	$14	$16	$11	$8	$8
The curtailment gain recognized on domestic pension benefits during the year ended December 31, 2011 related to the supplementary defined benefit pension plan freeze previously discussed.

Actuarial Assumptions
The Company measures and records the expense of its pension plan obligations based on actuarially determined estimates, using a December 31 measurement date. Weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic			Foreign
	2011	2010	2009	2011	2010	2009
Discount rate	5.02%	5.60%	6.10%	3.00%	2.58%	3.41%
Compensation increases	4.25%	4.38%	4.36%	2.25%	2.06%	2.32%
Expected return on assets	7.50%	8.00%	8.00%	2.72%	2.71%	2.93%
The Company's defined benefit pension plans in Germany also relied upon assumptions regarding pension benefit increases of 3.00% in 2011, and 1.75% in 2010 and 2009. The discount rates at December 31 are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied. The Company amortizes experience gains and losses and effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.
Funding Policy
The funding policy for the various pension plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. In 2012, the Company expects to contribute approximately $16 and $3 to the Company's Domestic and Foreign plans, respectively. The Company contributed $14 and $4 to its Domestic and Foreign plans, respectively, in 2011.
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

Projected Benefit Obligation

	Total		Domestic		Foreign
	2011	2010	2011	2010	2011	2010
Balance at January 1	$258	$191	$113	$73	$145	$118
Service cost for benefits earned	26	21	19	15	7	6
Interest cost on benefit obligations	11	8	7	5	4	3
Participant contributions	—	—	—	—	—	—
Plan amendments	(4)	3	—	3	(4)	—
Actuarial loss (gain)	4	35	21	18	(17)	17
Benefits paid	(7)	(6)	(1)	(1)	(6)	(5)
Exchange rate adjustments	3	6	—	—	3	6
Plan curtailments	(6)	—	(6)	—	—	—
Balance at December 31	$285	$258	$153	$113	$132	$145
Actuarial gains and losses are principally associated with discount rate changes.
Accumulated Benefit Obligation

	Total		Domestic		Foreign
	2011	2010	2011	2010	2011	2010
Balance at December 31	$241	$222	$118	$84	$123	$138
The following table provides information about the Company's pension plans with accumulated benefit obligations that exceed the fair value of plan assets

	Total		Domestic		Foreign
	2011	2010	2011	2010	2011	2010
Funded plans with assets less than ABO
Plan assets	$103	$89	$70	$57	$33	$32
Accumulated benefit obligations	184	158	102	73	82	85
Projected benefit obligations	227	189	137	97	90	92
Unfunded plans
Accumulated benefit obligations	57	64	16	11	41	53
Projected benefit obligations	58	69	16	16	42	53
Plan Assets
The following table sets forth the components of the change in plan assets for the year ended December 31:

	Total		Domestic		Foreign
	2011	2010	2011	2010	2011	2010
Balance at January 1	$89	$69	$57	$40	$32	$29
Actual gain (loss) on plan assets	(1)	6	—	6	(1)	—
Employer contributions	18	16	14	12	4	4
Participant contributions	—	—	—	—	—	—
Benefits paid	(4)	(6)	(1)	(1)	(3)	(5)
Terminations and other	—	—	—	—	—	—
Exchange rate adjustments	1	4	—	—	1	4
Balance at December 31	$103	$89	$70	$57	$33	$32

The following table sets forth the percentage of the fair value of total plan assets, by asset category, held as of December 31:

	Domestic		Foreign
	2011	2010	2011	2010
Cash and cash equivalents	100%	1%	1%	1%
Equity securities	—%	61%	17%	32%
Government bonds	—%	19%	5%	14%
Corporate Bonds	—%	19%	20%	21%
Insurance contracts	—%	—%	51%	27%
Other	—%	—%	6%	5%
Total	100%	100%	100%	100%
Plan fiduciaries of the various defined benefit plans set the investment policies and strategies for the trusts. Long-term strategic investment objectives include preserving the funded status of the plans, while balancing risk and return. These fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations. Target allocations for the Domestic plans are as follows: 2% in cash and cash equivalents, 60% in equity securities, 19% in government bonds and 19% in corporate bonds. Target allocations for the Foreign plans are as follows: 1% in cash and cash equivalents, 30% in equity securities, 15% in government bonds, 24% in corporate bonds, 25% in insurance contracts and 5% in other. Target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.
In December 2011, the plan fiduciaries for the Domestic plans liquidated its investment portfolio, just prior to transferring its plan assets to a new custodian. In early 2012, plan assets were reinvested in accordance with the long-term target asset allocation strategy. Also in December 2011, the plan fiduciaries for the Foreign plans, specifically in Japan, temporarily increased the investments in insurance contracts prior to engaging a new lead underwriter. In early 2012, plan assets were reinvested in accordance with the long-term target asset allocation strategy.
The following table presents plan assets at December 31, 2011 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Domestic Assets
Cash and cash equivalents	$70	$—	$—	$70
Total assets at fair value	$70	$—	$—	$70
Foreign Assets
Cash and cash equivalents	$—	$—	$—	$—
Equity securities	5	—	—	5
Government bonds	2	—	—	2
Corporate bonds	7	—	—	7
Insurance contracts	—	17	—	17
Other	2	—	—	2
Total assets at fair value	$16	$17	$—	$33

The following table presents plan assets at December 31, 2010 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Domestic Assets
Cash and cash equivalents	$1	$—	$—	$1
Equity securities	34	—	—	34
Government bonds	11	—	—	11
Corporate bonds	11	—	—	11
Total assets at fair value	$57	$—	$—	$57
Foreign Assets
Cash and cash equivalents	$—	$—	$—	$—
Equity securities	10	—	—	10
Government bonds	4	—	—	4
Corporate bonds	7	—	—	7
Insurance contracts	—	9	—	9
Other	—	2	—	2
Total assets at fair value	$21	$11	$—	$32
For Level 1 assets, the Company uses quoted market prices to determine the fair value with the exception of money market investments (included in cash and cash equivalents), which are valued at their net asset value. For Level 2 assets, the Company uses quotes from independent vendors and other relevant information to determine the fair value.
Pension Asset (Liability)
The Company’s recorded assets and liabilities for its principal defined benefit pension plans are as follows:

December 31	Total		Domestic		Foreign
	2011	2010	2011	2010	2011	2010
Funded status:
Fair value of plan assets	$103	$89	$70	$57	$33	$32
Projected benefit obligation	(285)	(258)	(153)	(113)	(132)	(145)
Pension liability recognized	$(182)	$(169)	$(83)	$(56)	$(99)	$(113)
Amounts recorded in shareholder’s deficit (pre-tax)
Prior service benefit	$(6)	$(3)	$(2)	$(3)	$(4)	$—
Net actuarial loss	31	21	25	—	6	21
Total	$25	$18	$23	$(3)	$2	$21
The estimated prior service benefit and net actuarial loss that will be amortized from shareholder's deficit in 2012 are approximately $1 and $2 respectively.
Estimated Future Benefit Payments
The expected benefit payments presented below are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2011, and include estimated future employee service.

	2012	2013	2014	2015	2016	2017-2021
Domestic pension plans	$2	$3	$3	$4	$4	$41
Foreign pension plans	6	6	6	8	6	43
Total	$8	$9	$9	$12	$10	$84

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
Net periodic postretirement benefit cost of $7, $7 and $7 for the years ended December 31, 2011, 2010 and 2009, includes service cost for benefits earned of $1, $1 and $1, interest cost on the benefit obligation of $5, $5 and $5 and amortization of prior service cost and net actuarial gain of $1, $1, and $1, respectively.
Changes in the accumulated postretirement benefit obligation were as follows:

	2011	2010
Balance at January 1	$94	$80
Service cost for benefits earned	1	1
Interest cost on benefit obligations	5	5
Actuarial loss	5	8
Benefits paid	(2)	(1)
Employee Contributions	—	—
Plan amendments	1	1
Balance at December 31	$104	$94
The accumulated postretirement benefit obligation is recognized as a component of pension liabilities in the December 31, 2011 and 2010 Consolidated Balance Sheets. Amounts recorded in deficit at December 31, 2011 and 2010 include unrecognized prior service cost of $10 and $12 and unrecognized net actuarial losses of $10 and $5, respectively. Unrecognized prior service cost principally arises from 2007 plan amendments related to the elimination of caps on health benefit payments for long-service employees. The estimated prior service cost and net actuarial loss that will be amortized from deficit in 2012 are $1 and $0, respectively.
Significant actuarial assumptions used to determine benefit obligations as of December 31, 2011 and 2010, and related earnings effects include discount rates of 4.58% and 5.1%, respectively and an initial healthcare trend rate of 7.5% and 7.5% (gradually declining to 4.5% for 2024 and thereafter), respectively. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. Increasing or decreasing the healthcare cost trend rates by one percentage point would have changed the December 31, 2011 accumulated postretirement benefit obligation by approximately $10 and $9, respectively, and the December 31, 2010 accumulated postretirement benefit obligation by $9 and $8, respectively. Increasing or decreasing the healthcare cost trend rates by one percentage point would not have a material effect on net periodic postretirement benefit cost for 2011 or 2010.
The expected benefit payments presented below are based on the same assumptions used to measure the Company’s accumulated postretirement benefit obligation at December 31, 2011, and include estimated future employee service.

	2012	2013	2014	2015	2016	2016-2021
Gross	$3	$4	$5	$6	$7	$44
Expected Medicare Part D subsidy	—	—	—	—	—	—
Net	$3	$4	$5	$6	$7	$44

(16) Operating Segments
The Company operates two businesses: Silicones and Quartz. The Company’s operating segments are organized based on the nature of the products they serve. They are managed separately because each business requires different technology and marketing strategies. The Company’s Quartz segment production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from substantially one supplier, Unimin Corporation ("Unimin"). The Company recently amended its supply agreement with Unimin, extending the term of the agreement through June 30, 2012. The parties continue to negotiate the terms of a new long-term supply agreement.
The accounting policies of the Silicones and Quartz segments are as described in the summary of significant accounting policies described in note 2 to these consolidated financial statements.

	Silicones		Quartz	Corporate and other items (c)	Total
Year ended December 31, 2011:
Net sales (a)	$2,310		$327	$—	$2,637
Operating income (loss) (b)	132		76	(66)	142
Depreciation and amortization	170		27	—	197
Capital expenditures	89	`	22	—	111
	Silicones		Quartz	Corporate and other items (c)	Total
Year ended December 31, 2010:
Net sales (a)	$2,286		$302	$—	$2,588
Operating income (loss) (b)	247		64	(49)	262
Depreciation and amortization	169		28	—	197
Capital expenditures	76		19	—	95
	Silicones		Quartz	Corporate and other items (c)	Total
Year ended December 31, 2009:
Net sales (a)	$1,913		$170	$—	$2,083
Operating income (loss) (b)	72		(16)	(16)	40
Depreciation and amortization	162		29	—	191
Capital expenditures	68		9	—	77
The following represents a summary of total assets at December 31,

	2011	2010
Silicones	$2,775	$2,900
Quartz	355	338
Corporate and other items	35	54
Total assets (d)	$3,165	$3,292

(a)
 There were no inter-segment sales during the years ended December 31, 2011, 2010 and 2009. There were no individual customers for which revenue transactions comprised 3% or more of net sales for the years ended December 31, 2011, 2010 and 2009.

(b)
A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest expense, net, other income (expense), net and gain (loss) on extinguishment and exchange of debt as presented in the Consolidated Statements of Operations.

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

	Year ended December 31,
	2011	2010	2009
Net sales:
United States	$847	$844	$659
Canada	44	44	37
Pacific	816	824	632
Europe	813	779	675
Mexico and Brazil	117	97	80
	$2,637	$2,588	$2,083

	December 31,
	2011	2010
Total long-lived assets:
United States	$579	$599
Canada	18	18
Pacific	826	833
Europe	628	663
Mexico and Brazil	7	7
	$2,058	$2,120

(17) Guarantor and Nonguarantor Condensed Consolidating Financial Statements
The Company has outstanding $200 in aggregate principal amount of second-lien senior notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2011 and 2010, the Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2011, 2010 and 2009 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of the Company except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are pledged under the senior secured credit facility, and consequently will not be available to satisfy the claims of the Company’s general creditors.
For the presentation of this footnote prior to the second quarter of 2011, the Company had displayed the intercompany profit elimination (ICP) and its related deferred tax impact in the Elimination column. As a result, the ICP elimination and its related tax deferred impact did not get pushed up to the Parent column to not agree with equity (deficit) in the Consolidated column. Also, as a result, the net income (loss attributable to Momentive Performance Materials Inc. in the Parent column did not agree with the corresponding amount in the Consolidated column.
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
Condensed Consolidating Balance Sheet as of December 31, 2011:

	Parent	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$41	$3		$159	$—	$203
Receivables, net	—	92		271	—	363
Due from affiliates	3	60		30	(85)	8
Inventories	—	193		201	—	394
Prepaid expenses	—	11		3	—	14
Income tax receivable	—	—		—	—	—
Deferred income taxes	—	1		9	—	10
Other current assets	—	1		—	—	1
Total current assets	44	361		673	(85)	993
Property and equipment, net	—	495	602	589	—	1,084
Other long-term assets	55	9		25	—	89
Deferred income taxes	—	—		25	—	25
Investment in affiliates	1,415	(85)		—	(1,330)	—
Intercompany borrowing	—	1,103		63	(1,166)	—
Intangible assets, net	—	84		458	—	542
Goodwill	—	—		432	—	432
Total assets	$1,514	$1,967		$2,265	$(2,581)	$3,165
Liabilities and Equity (Deficit)

Current liabilities:
Trade payables	$—	$93	$219	$—	$312
Short-term borrowings	—	—	3	—	3
Accrued expenses and other liabilities	2	62	98	—	162
Accrued interest	61	—	1	—	62
Due to affiliates	14	26	60	(85)	15
Accrued income taxes	—	—	2	—	2
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	77	181	438	(85)	611
Long-term debt	1,891	—	1,004	—	2,895
Other liabilities	—	9	42	—	51
Pension liabilities	—	186	106	—	292
Intercompany borrowings	282	176	708	(1,166)	—
Deferred income taxes	—	—	52	—	52
Total liabilities	2,250	552	2,350	(1,251)	3,901
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,911	567	(2,478)	605
Accumulated deficit	(1,569)	(724)	(925)	1,649	(1,569)
Accumulated other comprehensive income	228	228	273	(501)	228
Total Momentive Performance Materials Inc. equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Total liabilities and equity (deficit)	$1,514	$1,967	$2,265	$(2,581)	$3,165

Condensed Consolidating Balance Sheet as of December 31, 2010:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31	$1	$222	$—	$254
Receivables, net	—	108	277	—	385
Due from affiliates	2	84	30	(112)	4
Inventories	—	188	187	—	375
Prepaid expenses	—	7	3	—	10
Income tax receivable	—	—	2	—	2
Deferred income taxes	—	—	12	—	12
Other current assets	—	1	—	—	1
Total current assets	33	389	733	(112)	1,043
Property and equipment, net	—	507	602	—	1,109
Other long-term assets	60	2	26	—	88
Deferred income taxes	—	—	41	—	41
Investment in affiliates	1,430	(90)	—	(1,340)	—
Intercompany borrowing	—	997	109	(1,106)	—
Intangible assets, net	—	91	495	—	586
Goodwill	—	—	425	—	425
Total assets	$1,523	$1,896	$2,431	$(2,558)	$3,292
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$86	$217	$—	$303
Short-term borrowings	—	—	2	—	2
Accrued expenses and other liabilities	1	79	90	—	170
Accrued interest	25	—	—	—	25
Due to affiliates	—	30	84	(112)	2
Accrued income taxes	—	—	10	—	10
Deferred income taxes	—	—	13	—	13
Current installments of long-term debt	—	—	25	—	25
Total current liabilities	26	195	441	(112)	550
Long-term debt	1,910	—	1,042	—	2,952
Other liabilities	—	9	50	—	59
Pension liabilities	—	151	121	—	272
Intercompany borrowings	195	111	800	(1,106)	—
Deferred income taxes	—	—	63	—	63
Total liabilities	2,131	466	2,517	(1,218)	3,896
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	603	2,001	566	(2,567)	603
Accumulated deficit	(1,428)	(788)	(890)	1,678	(1,428)
Accumulated other comprehensive income	217	217	234	(451)	217
Total Momentive Performance Materials Inc. equity (deficit)	(608)	1,430	(90)	(1,340)	(608)
Noncontrolling interests	—	—	4	—	4
Total equity (deficit)	(608)	1,430	(86)	(1,340)	(604)
Total liabilities and equity	$1,523	$1,896	$2,431	$(2,558)	$3,292

Condensed Consolidating Statement of Operations for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,145	$2,023	$(531)	$2,637
Costs and expenses:
Cost of sales, excluding depreciation	—	808	1,521	(531)	1,798
Selling, general and administrative expenses	4	195	223	—	422
Depreciation and amortization expenses	—	79	118	—	197
Research and development expenses	—	54	24	—	78
Operating income (loss)	(4)	9	137	—	142
Other income (expense):
Interest income	—	103	8	(110)	1
Interest expense	(211)	(12)	(144)	110	(257)
Other income (expense), net	67	(36)	(2)	(29)	—
Gain on extinguishment and of debt	7	—	—	—	7
Income (loss) before income taxes and losses from unconsolidated entities	(141)	64	(1)	(29)	(107)
Income taxes (benefit)	—	—	27	—	27
Income (loss) before losses from unconsolidated entities	(141)	64	(28)	(29)	(134)
Losses from unconsolidated entities	—	—	(6)	—	(6)
Net income (loss)	(141)	64	(34)	(29)	(140)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(141)	$64	$(35)	$(29)	$(141)

Condensed Consolidating Statement of Operations for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,118	$1,973	$(503)	$2,588
Costs and expenses:
Cost of sales, excluding depreciation	—	737	1,411	(503)	1,645
Selling, general and administrative expenses	(47)	213	245	—	411
Depreciation and amortization expenses	—	86	111	—	197
Research and development expenses	—	49	24	—	73
Operating income (loss)	47	33	182	—	262
Other income (expense):
Interest income	—	97	8	(103)	2
Interest expense	(211)	(6)	(137)	103	(251)
Other income (expense), net	178	56	1	(235)	—
Loss on extinguishment and exchange of debt	(78)	—	—	—	(78)
Income (loss) before income taxes	(64)	180	54	(235)	(65)
Income taxes (benefit)	—	1	(3)	—	(2)
Net income (loss)	(64)	179	57	(235)	(63)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(64)	$179	$56	$(235)	$(64)

Condensed Consolidating Statement of Operations for the year ended December 31, 2009:

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$887	$1,581	$(385)	$2,083
Costs and expenses:
Cost of sales, excluding depreciation	—	618	1,187	(385)	1,420
Selling, general and administrative expenses	12	159	198	—	369
Depreciation and amortization expenses	—	85	106	—	191
Research and development expenses	—	41	22	—	63
Goodwill impairment charge	—	—	—	—	—
Operating income (loss)	(12)	(16)	68	—	40
Other income (expense):
Interest income	—	98	8	(103)	3
Interest expense	(212)	(12)	(140)	103	(261)
Other income (expense), net	3	(70)	11	68	12
Gain on exchange of debt	179	—	—	—	179
Income (loss) before income taxes	(42)	—	(53)	68	(27)
Income taxes (benefit)	—	(3)	18	—	15
Net income (loss)	(42)	3	(71)	68	(42)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(42)	$3	$(71)	$68	$(42)

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(154)	$184	$79	$—	$109
Cash flows from investing activities:
Capital expenditures	—	(56)	(55)	—	(111)
Purchases of intangible assets	—	(2)	—	—	(2)
Dividends from subsidiaries	97	3	—	(100)	—
Investment in joint venture	—	—	(6)	—	(6)
Proceeds from the return of capital	—	25	—	(25)	—
Net cash used in investing activities	97	(30)	(61)	(125)	(119)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc.	—	—	(100)	100	—
Dividends paid to Parent	(1)	—	—	—	(1)
Net increase in short-term borrowings	1	—	—	—	1
Proceeds from issuance of long-term debt	—	—	52	—	52
Payments of long-term debt	(16)	—	(72)	—	(88)
Net borrowings with affiliates	93	(152)	59	—	—
Return of capital	—	—	(25)	25	—
Net cash provided by (used in) financing activities	72	(152)	(86)	125	(41)
Increase (decrease) in cash and cash equivalents	15	2	(68)	—	(51)
Effect of exchange rate changes on cash	(5)	—	5	—	—
Cash and cash equivalents, beginning of period	31	1	222	—	254
Cash and cash equivalents, end of period	$41	$3	$159	$—	$203

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(133)	$219	$176	$—	$262
Cash flows from investing activities:
Capital expenditures	—	(51)	(44)	—	(95)
Dividends from subsidiaries	97	23	—	(120)	—
Purchase of intangible assets	—	(3)	(1)	—	(4)
Net cash used in investing activities	97	(31)	(45)	(120)	(99)
Cash flows from financing activities:
Debt issuance costs	(18)	—	—	—	(18)
Dividends paid within MPM Inc.	—	—	(120)	120	—
Dividends paid to parent	(1)	—	—	—	(1)
Net increase in short-term debt borrowings	—	—	2	—	2
Proceeds from long-term debt	848	—	1	—	849
Payments of long-term debt	(767)	(100)	(23)	—	(890)
Payments on extinguishment of debt	(54)	—	—	—	(54)
Net borrowings with affiliates	48	(97)	49	—	—
Net cash provided by (used in) financing activities	56	(197)	(91)	120	(112)
Increase (decrease) in cash and cash equivalents	20	(9)	40	—	51
Effect of exchange rate changes on cash	(45)	—	38	—	(7)
Cash and cash equivalents, beginning of period	56	10	144	—	210
Cash and cash equivalents, end of period	$31	$1	$222	$—	$254

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2009:

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(197)	$179	$45	$—	$27
Cash flows from investing activities:
Capital expenditures	—	(33)	(44)	—	(77)
Purchase of intangible assets	—	(2)	(1)	—	(3)
Investment in joint venture	—	—	(5)	—	(5)
Dividends from subsidiaries	104	—	—	(104)	—
Net cash used in investing activities	104	(35)	(50)	(104)	(85)
Cash flows from financing activities
Debt issuance cost	(7)	—	—	—	(7)
Dividends paid within MPM Inc.	—	(93)	(11)	104	—
Capital contribution to affiliates	—	(5)	5	—	—
Net change in short-term borrowings	—	—	(7)	—	(7)
Proceeds of long-term debt	—	100	6	—	106
Payments of long-term debt	—	(150)	(8)	—	(158)
Net borrowings with affiliates	144	(186)	42	—	—
Net cash provided by (used in) financing activities	137	(334)	27	104	(66)
Increase (decrease) in cash and cash equivalents	44	(190)	22	—	(124)
Effect of exchange rate changes on cash	10	—	(16)	—	(6)
Cash and cash equivalents, beginning of year	2	200	138	—	340
Cash and cash equivalents, end of year	$56	$10	$144	$—	$210

(18) Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through March 2, 2012, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions (1)		Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$3	$(1)		$1	$3
Year ended December 31, 2010	5	(2)		—	3
Year ended December 31, 2009	4	1	—	—	5

Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2011	$652	$77		$(10)	$719
Year ended December 31, 2010	662	12		(22)	652
Year ended December 31, 2009	636	37	—	(11)	662

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.2	11 1/2% Senior Subordinated Notes Due 2016 (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

4.3
Supplemental Indenture among Juniper Bond Holdings I LLC, Juniper Bond Holdings II LLC, Juniper Bond Holdings III LLC, Juniper Bond Holdings IV LLC and Wells Fargo Bank, N.A., dated as of December 20, 2007, with respect to the $500,000,000 11 1/2% Senior Subordinated Notes due 2016 (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

4.4
Agreement of registration, appointment and acceptance, effective as of June 8, 2009, by and among Momentive Performance Materials Inc., Wells Fargo Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. (filed as exhibit 4.1 to our Form 8-K, filed on June 12, 2009)

4.5
Indenture, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral trustee (filed as exhibit 4.1 to our Form 8-K, filed on June 15, 2009)

4.6
Collateral Agreement, dated as of June 15, 2009, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (filed as exhibit 4.2 to our Form 8-K, filed on June 15, 2009)

4.7
Intercreditor Agreement, dated as of June 15, 2009, by and among JPMorgan Chase Bank, N.A., as first priority representative, Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as second priority representative (filed as exhibit 4.3 to our Form 8-K, filed on June 15, 2009)

4.8
Indenture, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the note guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, including forms of the 9% Second-Priority Springing Lien Notes due 2021 (U.S. Dollar Denominated) and 9 1/2% Second-Priority Springing Lien Notes due 2021 (Euro Denominated) (filed as exhibit 4.1 to our Form 8-K, filed on November 12, 2010)

4.9
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto and Euro VI (BC) S.à r.l. (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

10.1
$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.2
Guarantee Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH), each of the Subsidiary Loan Parties identified therein and JPMorgan Chase Bank, N.A. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.3
Amended and Restated Securityholders Agreement, dated as of March 5, 2007, by and among Momentive Performance Materials Holdings Inc. and the other Holders that are party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

INDEX TO EXHIBITS

Exhibit Number	Description
10.4
Management Fee Agreement, dated as of December 14, 2006, by and among Momentive Performance Materials Holdings Inc., Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.5**
Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.6**
Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.7***
Quartz Sand Products Purchase Agreement, dated as of February 15, 2005, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (formerly known as GE Quartz, Inc.) (filed as the exhibit of the same number to our Form S-4/A Registration Statement, filed on May 11, 2011)

10.8**
Offtake Agreement in Relation to the ASM Silicone Monomer Plant at Map Ta Phut, Kingdom of Thailand, dated as of May 20, 2002, by and among Asia Silicones Monomer Limited, Momentive Performance Materials (Thailand) Ltd. (formerly known as GE Toshiba Silicones (Thailand) Limited) and Shin-Etsu Silicones (Thailand) Limited (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.9
Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.10†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.11†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.12†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.13†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.14†	Annual Cash Bonus Plan (filed as exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 14, 2008)

10.15
Letter Agreement, dated March 17, 2009, between Momentive Performance Materials Inc. and Apollo Management VI, L.P. (filed as exhibit 10.20 to our Form 10-Q for the quarterly period ended March 29, 2009)

10.16
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

10.17†	Form of Management Equity Investment and Incentive Acknowledgement (filed as exhibit 10.24 to our Annual Report on Form 10-K, filed on March 8, 2010)

10.18†	Form of Global Amendment to Nonqualified Stock Option Agreement (filed as exhibit 10.25 to our Annual Report on Form 10-K, filed on March 8, 2010)

10.19†	Separation Agreement, dated September 29, 2010, between Momentive Performance Materials Inc. and Jonathan Rich (filed as Exhibit 99.1 to our Form 8-K filed on September 29, 2010)

10.20†	Separation Agreement, dated September 29, 2010, between Momentive Performance Materials Inc. and Anthony Colatrella (filed as Exhibit 99.2 to our Form 8-K filed on September 29, 2010)

10.21.
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

INDEX TO EXHIBITS

Exhibit Number	Description
10.22†	Momentive Performance Materials Holdings LLC 2011 Equity Plan (filed as Exhibit 10.32 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.23†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.33 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.24†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.34 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.25†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as Exhibit 10.35 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.26†
Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders (filed as Exhibit 10.36 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.27***
Extension and Amendment to Quartz Sand Products Purchase Agreement, effective as of December 31, 2010, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (filed as Exhibit 10.37 to our Form S-4/A Registration Statement, filed on May 11, 2011)

10.28
Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries and Momentive Specialty Chemicals Inc. (filed as Exhibit 10.1 to our Form 8-K filed on March 17, 2011)

10.29
Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. (filed as Exhibit 10.2 to our Form 8-K filed on March 17, 2011)

10.30†	Momentive Performance Materials Holdings LLC 2011 Incentive Compensation Plan (filed as Exhibit 10.40 to our Form 10-Q filed on May 13, 2011)

10.31†	Amended and Restated Momentive Performance Materials Inc. Supplementary Pension Plan, effective December 31, 2011 (filed as Exhibit 99.1 to our Form 8-k filed on January 6, 2011)

10.32†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012 (filed as Exhibit 99.1 to our Form 8-k filed on January 6, 2011)

12*	Ratio of earnings to fixed charges

14.1	Code of Conduct (filed as exhibit 14.1 to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

**	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

***	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

†	Indicates a management contract or compensatory plan or arrangement.
†† Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

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