Form 10-Q
period 2012-03-31
Momentive Performance Materials Inc.
filed 2012-05-07
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on May 7, 2012 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$122	$203
Accounts receivable (net of allowance for doubtful accounts, of $3 at March 31, 2012 and December 31, 2011, respectively)	327	315
Due from affiliates	8	8
Inventories (note 6)	413	394
Prepaid expenses	11	14
Deferred income taxes (note 8)	9	10
Other current assets	49	49
Total current assets	939	993
Property and equipment (net of accumulated depreciation and amortization of $858 and $825 at March 31, 2012 and December 31, 2011, respectively)	1,067	1,084
Other long-term assets	88	89
Deferred income taxes (note 8)	25	25
Intangible assets (net of accumulated amortization of $229 and $219 at March 31, 2012 and December 31, 2011, respectively)	532	542
Goodwill	423	432
Total assets	$3,074	$3,165
Liabilities and Deficit
Current liabilities:
Trade payables	$316	$312
Short-term borrowings (note 7)	5	3
Accrued expenses and other liabilities	157	162
Accrued interest	48	62
Due to affiliates	11	15
Accrued income taxes	6	2
Deferred income taxes (note 8)	20	19
Current installments of long-term debt (note 7)	36	36
Total current liabilities	599	611
Long-term debt (note 7)	2,914	2,895
Other liabilities	51	51
Pension liabilities (note 10)	295	292
Deferred income taxes (note 8)	47	52
Total liabilities	3,906	3,901
Commitments and contingencies (note 9)
Deficit:
Common stock	—	—
Additional paid-in capital	605	605
Accumulated deficit	(1,634)	(1,569)
Accumulated other comprehensive income	197	228
Total Momentive Performance Materials Inc.'s deficit	(832)	(736)
Noncontrolling interests	—	—
Total deficit	(832)	(736)
Total liabilities and deficit	$3,074	$3,165
See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended
	March 31, 2012	April 3, 2011
Net sales	$593	$660
Costs and expenses:
Cost of sales, excluding depreciation	425	417
Selling, general and administrative expenses	100	95
Depreciation and amortization expenses	46	50
Research and development expenses	18	20
Restructuring and other costs (note 3)	9	5
Operating (loss) income	(5)	73
Other income (expense):
Interest expense, net	(62)	(64)
Other income, net	3	—
(Loss) income before income taxes and losses from unconsolidated entities	(64)	9
Income taxes (note 8)	—	12
Loss before losses from unconsolidated entities	(64)	(3)
Losses from unconsolidated entities	(1)	—
Net loss	(65)	(3)
Net income attributable to the noncontrolling interest	—	—
Net loss attributable to Momentive Performance Materials Inc.	$(65)	$(3)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended
	March 31, 2012	April 3, 2011
Net loss	$(65)	$(3)
Other comprehensive loss, net of tax:
Foreign currency translation	(30)	(15)
Other comprehensive income adjustments, net	(1)	(1)
Other comprehensive loss	(96)	(19)
Comprehensive income attributable to the noncontrolling interest	—	—
Foreign currency translation attributable to the noncontrolling interest	—	—
Comprehensive loss attributable to Momentive Performance Materials Inc.	$(96)	$(19)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in millions)

	Fiscal three-month period ended
	March 31, 2012	April 3, 2011
Cash flows from operating activities:
Net loss	$(65)	$(3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	46	50
Amortization of debt discount and issuance costs	4	4
Deferred income taxes	(3)	9
Losses from unconsolidated entities	1	—
Changes in operating assets and liabilities:
Accounts receivable	(12)	(29)
Inventories	(20)	(46)
Due to/from affiliates	(7)	(4)
Accrued income taxes	3	(1)
Prepaid expenses and other assets	6	(10)
Trade payables	6	4
Accrued expenses and other liabilities	(19)	34
Pension liabilities	5	3
Net cash (used in) provided by operating activities	(55)	11
Cash flows from investing activities:
Capital expenditures	(20)	(18)
Purchases of intangible assets	(1)	(1)
Net cash used in investing activities	(21)	(19)
Cash flows from financing activities:
Debt issuance costs	—	(5)
Increase (decrease) in short-term borrowings	2	(2)
Proceeds from long-term debt	25	37
Payments of long-term debt	(29)	(55)
Net cash used in financing activities	(2)	(25)
Decrease in cash and cash equivalents	(78)	(33)
Effect of exchange rate changes on cash	(3)	(11)
Cash and cash equivalents, beginning of period	203	254
Cash and cash equivalents, end of period	$122	$210

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(Dollar amounts in millions)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Equity attributable to noncontrolling interest	Total equity (deficit)
Balance December 31, 2011	100	$—	$605	$(1,569)	$228	$—	$(736)
Stock option activity and other	—	—	—	—	—	—	—
Comprehensive (loss):
Net loss	—	—	—	(65)	—	—	(65)
Foreign currency translation adjustment—net	—	—	—	—	(30)	—	(30)
Other comprehensive income adjustments—net	—	—	—	—	(1)	—	(1)

Balance at March 31, 2012	100	$—	$605	$(1,634)	$197	$—	$(832)

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions)

(1)	Business and Basis of Presentation

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
The Company is comprised of two businesses, Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company is headquartered in Albany, New York.
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
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of March 31, 2012 and December 31, 2011, and for the fiscal three-month periods ended March 31, 2012 and April 3, 2011. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in a consolidated joint venture affiliate. During the fiscal three-month period ended July 3, 2011, the Company disposed of its interest in this affiliate. All significant intercompany balances

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.
The Company also has investments in nonconsolidated entities, primarily consisting of a subsidiary's investments in a siloxane joint venture in China.

(b)	Income Taxes
For the fiscal three-month periods ended March 31, 2012 and April 3, 2011, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Discrete items are recorded in the period in which they are incurred.
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

(c)	Use of Estimates
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

(d)	Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income ("ASU 2011-05"), which was issued by the FASB in June 2011 and amended by Accounting Standards    Update No. 2011-12: Comprehensive Income ("ASU 2011-12") issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statements of changes in stockholders' equity and required presentation of comprehensive income in a single continuous financial statement or two separate consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. The Company has presented comprehensive income in a separate and consecutive statement entitled, "Condensed Consolidated Statements of Comprehensive Income (Loss)".
Newly Issued Accounting Standards
Except as discussed in (d) above, there were no newly issued accounting standards in the first quarter of 2012 applicable to the Company's unaudited Condensed Consolidated Financial Statements.

(e)	Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, trade payables, short-term borrowings and accrued expenses and other liabilities. Carrying amounts approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is disclosed in Note 5.
(f) Reclassifications

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

Certain prior period balances have been reclassified to conform to the current year presentation. Certain prior period non-trade accounts receivable balances were reclassed to other current assets in the current period.

(3)     Restructuring and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions), consulting services associated with transformation savings activities.

For the fiscal three-month periods ended March 31, 2012 and April 3, 2011, the Company recognized restructuring of $4 and $2, respectively, and other costs of $5 and $3, respectively.

The following table sets forth the changes in the restructuring reserve, which is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets:

	Silicones	Quartz	Total
Balance as of January 1, 2011	$3	$—	$3
Additions	9	—	9
Cash payments	(4)	—	(4)
Balance as of December 31, 2011	8	—	8
Additions	4	—	4
Cash payments	(1)	—	(1)
Balance as of March 31, 2012	$11	$—	$11

The restructuring costs above are primarily related to the Momentive Combination and are expected to be paid in 2012 and 2013.

(4) Related Party Transactions

On October 1, 2010 in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC. Under this agreement, as amended on March 17, 2011 (the "Shared Services Agreement"), the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and the Company. Pursuant to this agreement, during the three months ended March 31, 2012 and April 3, 2011, the Company incurred approximately $39 and $41, respectively, of costs for shared services and MSC incurred approximately $41 and 44, respectively, of costs for shared services (excluding, in each case, costs allocated 100% to one party), including estimated shared service true-up billings. During the three months ended March 31, 2012 and April 3, 2011, MSC billed the Company approximately $5 and $1, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 49% for the Company and 51% for MSC as well as costs allocated 100% to one party. The true-up amount is included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company had accounts receivable of $0 and $3 as of March 31, 2012 and December 31, 2011, respectively, and accounts payable to MSC of $7 and $15 at March 31, 2012 and December 31, 2011, respectively.

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

The Company sells products to various affiliated businesses (affiliates). For the three months ended March 31, 2012, sales to affiliates amounted to $5. Receivables from affiliates were $4 at March 31, 2012.

The Company purchases products and services from various affiliates. Purchases under these agreements amounted to $4 for the three months ended March 31, 2012. Payables to affiliates as of March 31, 2012, resulting from procurement activity and services was $1.

The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”), which is owned 50% by GE Monomer (Holdings) Pte Ltd. and its affiliates to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the GE Advanced Materials Acquisition, the Company entered into a long-term supply agreement with GE and GE Monomer (Holdings)Pte. Ltd. regarding the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a minimum annual supply of siloxane and certain related products at least equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $113 for 2012 and $113 each year thereafter of off-take product, assuming total ASM production is equal to current volumes, without taking into account inflation and changes in foreign exchange rates. The Company purchased approximately $21of supply from ASM for the three months ended March 31, 2012. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of less than $1 for the three months ended March 31, 2012.

An affiliate of GE is one of the lenders under the Company's revolving credit facility representing approximately $160 of the lenders' $300 revolving credit facility commitment.

(5)	Fair Value Measurements
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

At March 31, 2012 and December 31, 2011, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended March 31, 2012 that would reduce the fair value receivable amount owed, if any, to the Company.
At March 31, 2012, the Company estimates that the $1,337 of outstanding springing lien notes had a fair value of approximately $1,158; the $379 of outstanding fixed rate senior subordinated notes had a fair value of approximately $313; the $1,003 of outstanding variable rate term loans had a fair value of approximately $963; the $181 of outstanding fixed rate second-lien senior secured notes with a $200 aggregate principal amount had a fair value of approximately $213; and the fair value of the $4 outstanding medium term loan, the $30 outstanding fixed asset loan and the $16 of outstanding working capital loans were approximately the same as their outstanding balances. The Company determined the estimated fair value amounts by using available market information for the senior notes and commonly accepted valuation methodologies for the term loans.

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

(6)	Inventories
Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials and work in process	$124	$135
Finished goods	289	259
Total inventories	$413	$394

(7)	Indebtedness

(a)	Short-Term Borrowings
At March 31, 2012, the Company's short-term borrowings consisted of bank borrowings of $5 with a weighted average interest rate of 10.20%. At December 31, 2011, the Company's short-term borrowings consisted of bank borrowings of $3 with a weighted average interest rate of 9.90%.

(b)	Long-Term Debt
As of March 31, 2012, the Company had no outstanding borrowings under the revolving credit facility. The outstanding letters of credit under the revolving credit facility at March 31, 2012 were $44, leaving an unused borrowing capacity of $256. Outstanding letters of credit issued under the synthetic letter of credit facility at March 31, 2012 were $30, leaving an unused capacity of $3.
At March 31, 2012, the Company was in compliance with the covenants of all long-term debt agreements.

(8)	Income Taxes
The effective tax rate was 0% and 133% for the fiscal three-month periods ended March 31, 2012 and April 3, 2011, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of the Company's net deferred tax assets and a valuation allowance release in certain non-U.S. jurisdictions in 2011, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which the Company operates.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company's assessment that the net deferred tax assets will likely not be realized.
For the fiscal three month periods ended March 31, 2012 and April 3, 2011, income taxes include unfavorable discrete tax adjustments of $0 and $8, respectively, pertaining to foreign currency exchange gains in certain jurisdictions that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2011 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $336, which could result in a tax obligation of $119, based on currency exchange rates as of March 31, 2012. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

(9) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
(b) Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company's best estimate of discounted future costs. As of March 31, 2012 and December 31, 2011, the Company had recognized obligations of $8 and $8, respectively, for remediation costs at the Company's manufacturing facilities and offsite landfills. These amounts are included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.

(10)	Pension Plans and Other Postretirement Benefits
The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three-month periods ended March 31, 2012 and April 3, 2011:

	Pension		Postretirement
	Fiscal three-month period ended
	March 31, 2012	April 3, 2011	March 31, 2012	April 3, 2011
Service cost	$7	$6	$1	$1
Interest cost	3	2	1	1
Expected return on plan assets	(2)	(1)	—	—
Other	1	—	—	—
Total	$9	$7	$2	$2

In 2012, the Company expects to contribute approximately $16 and $3 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $4 to its Domestic plans during the fiscal three-month period ended March 31, 2012.

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended March 31, 2012:
Net sales (a)	$536	$57	$—	$593
Operating income (loss) (b)	7	2	(14)	(5)
Depreciation and amortization	40	6	—	46
Capital expenditures	15	5	—	20

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended April 3, 2011:
Net sales (a)	$572	$88	$—	$660
Operating income (loss) (b)	51	22	—	73
Depreciation and amortization	43	7	—	50
Capital expenditures	15	3	—	18

__________________

(a)	There were no intersegment sales during the fiscal three-month periods ended March 31, 2012 or April 3, 2011, respectively.

(b)
A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest expense, net and other income (expense), net as presented in the Condensed Consolidated Statements of Operations.

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

	Fiscal three-month period ended
	March 31, 2012	April 3, 2011
Net sales:
United States	$185	$215
Canada	10	12
Pacific	178	192
Europe	192	213
Mexico and Brazil	28	28
	$593	$660

	March 31, 2012	December 31, 2011
Total long-lived assets:
United States	$571	$579
Canada	19	18
Pacific	784	826
Europe	641	628
Mexico and Brazil	7	7
	$2,022	$2,058

(12)     Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
As of March 31, 2012, the Company had outstanding $200 in aggregate principal amount of second-lien senior notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the fiscal three-month periods ended March 31, 2012 and April 3, 2011 and Condensed Consolidated Statements of Cash Flows for the fiscal three-month periods ended March 31, 2012 and April 3, 2011 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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
For the presentation of this footnote prior to the second quarter of 2011, the Company had displayed the intercompany profit elimination (ICP) and its related deferred tax impact in the Elimination column. As a result, the ICP elimination and its related tax deferred impact did not get pushed up to the Parent column for presentation purposed; thereby causing equity (deficit) in the Parent column to not agree with equity (deficit) in the Consolidated column. Also, as a result, the net income (loss) attributable to Momentive Performance Materials Inc. in the Parent column did not agree with the corresponding amount in the Consolidated column.
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

Condensed Consolidating Balance Sheet as of March 31, 2012:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6	$4	$112	$—	$122
Accounts receivable	—	84	243	—	327
Due from affiliates	—	69	46	(107)	8
Inventories		191	222	—	413
Prepaid expenses	—	9	2	—	11
Deferred income taxes	—	1	8	—	9
Other current assets	—	6	43	—	49
Total current assets	6	364	676	(107)	939
Property and equipment, net	—	489	578	—	1,067
Other long-term assets	54	8	26	—	88
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,379	(123)	—	(1,256)	—
Intercompany borrowing	—	1,103	63	(1,166)	—
Intangible assets, net	—	82	450	—	532
Goodwill	—	—	423	—	423
Total assets	$1,439	$1,923	$2,241	$(2,529)	$3,074
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$101	$215	$—	$316
Short-term borrowings	—	—	5	—	5
Accrued expenses and other liabilities	—	63	94	—	157
Accrued interest	48	—	—	—	48
Due to affiliates	5	49	64	(107)	11
Accrued income taxes	—	—	6	—	6
Deferred income taxes	—	—	20	—	20
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	53	213	440	(107)	599
Long-term debt	1,898	—	1,016	—	2,914
Other liabilities	—	9	42	—	51
Pension liabilities	—	189	106	—	295
Intercompany Borrowings	320	133	713	(1,166)	—
Deferred income taxes	—	—	47	—	47
Total liabilities	2,271	544	2,364	(1,273)	3,906
Equity (deficit):
Additional paid-in capital	605	1,906	560	(2,466)	605
Accumulated deficit	(1,634)	(724)	(927)	1,651	(1,634)
Accumulated other comprehensive income	197	197	244	(441)	197
Total Momentive Performance Materials Inc.’s equity (deficit)	(832)	1,379	(123)	(1,256)	(832)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(832)	1,379	(123)	(1,256)	(832)
Total liabilities and equity (deficit)	$1,439	$1,923	$2,241	$(2,529)	$3,074

Condensed Consolidating Balance Sheet as of December 31, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$41	$3	$159	$—	$203
Accounts receivable	—	82	233	—	315
Due from affiliates	3	60	30	(85)	8
Inventories	—	193	201	—	394
Prepaid expenses	—	11	3	—	14
Deferred income taxes	—	1	9	—	10
Other current assets	—	11	38	—	49
Total current assets	44	361	673	(85)	993
Property and equipment, net	—	495	589	—	1,084
Other long-term assets	55	9	25	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,415	(85)	—	(1,330)	—
Intercompany borrowing	—	1,103	63	(1,166)	—
Intangible assets, net	—	84	458	—	542
Goodwill	—	—	432	—	432
Total assets	$1,514	$1,967	$2,265	$(2,581)	$3,165
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$93	$219	$—	$312
Short-term borrowings	—	—	3	—	3
Accrued expenses and other liabilities	2	62	98	—	162
Accrued interest	61	—	1	—	62
Due to affiliates	14	26	60	(85)	15
Accrued income taxes	—	—	2	—	2
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	77	181	438	(85)	611
Long-term debt	1,891	—	1,004	—	2,895
Other liabilities	—	9	42	—	51
Pension liabilities	—	186	106	—	292
Intercompany Borrowings	282	176	708	(1,166)	—
Deferred income taxes	—	—	52	—	52
Total liabilities	2,250	552	2,350	(1,251)	3,901
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,911	567	(2,478)	605
Accumulated deficit	(1,569)	(724)	(925)	1,649	(1,569)
Accumulated other comprehensive income	228	228	273	(501)	228
Total Momentive Performance Materials Inc.’s equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Total liabilities and equity (deficit)	$1,514	$1,967	$2,265	$(2,581)	$3,165

Condensed Consolidating Statements of Operations for the fiscal t hree-month periods ended March 31, 2012 and April 3, 2011:

	Fiscal three-month period ended March 31, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$252	$452	$(111)	$593
Costs and expenses:
Cost of sales, excluding depreciation	—	192	344	(111)	425
Selling, general and administrative expenses	13	51	45	—	109
Depreciation and amortization expenses	—	18	28	—	46
Research and development expenses	—	12	6	—	18
Operating income (loss)	(13)	(21)	29	—	(5)
Other income (expense):
Interest income	—	26	1	(27)	—
Interest expense	(52)	(3)	(34)	27	(62)
Other income (expense), net	—	(2)	3	2	3
Income (loss) before income taxes and losses from unconsolidated entities	(65)	—	(1)	2	(64)
Income taxes (benefit)	—	—	—	—	—
Income (loss) before losses from unconsolidated entities	(65)	—	(1)	2	(64)
Losses from unconsolidated entities	—	—	(1)	—	(1)
Net income (loss)	(65)	—	(2)	2	(65)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(65)	$—	$(2)	$2	$(65)
Comprehensive (loss) income	$(31)	$(31)	$(29)	$60	$(31)

	Fiscal three-month period ended April 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305	$510	$(155)	$660
Costs and expenses:
Cost of sales, excluding depreciation	—	204	368	(155)	417
Selling, general and administrative expenses	16	46	38	—	100
Depreciation and amortization expenses	—	19	31	—	50
Research and development expenses	—	14	6	—	20
Operating income (loss)	(16)	22	67	—	73
Other income (expense):
Interest income	—	26	2	(28)	—
Interest expense	(54)	(3)	(35)	28	(64)
Other income (expense), net	67	19	(2)	(84)	—
Income (loss) before income taxes	(3)	64	32	(84)	9
Income taxes (benefit)	—	—	12	—	12

Net income (loss)	(3)	64	20	(84)	(3)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(3)	$64	$20	$(84)	$(3)
Comprehensive (loss) income	$(16)	$(15)	$(15)	$30	$(16)

Condensed Consolidating Statement of Cash Flows for the fiscal three-month period ended March 31, 2012:

	Fiscal three-month period ended March 31, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(86)	$9	$22	$—	$(55)
Cash flows from investing activities:
Capital expenditures	—	(9)	(11)	—	(20)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(10)	(11)	—	(21)
Cash flows from financing activities:
Increase in short-term borrowings	—	—	2	—	2
Proceeds from long-term debt	25	—	—	—	25
Payments of long-term debt	(25)	—	(4)	—	(29)
Net borrowings with affiliates	47	2	(49)	—	—
Net cash provided by (used in) financing activities	47	2	(51)	—	(2)
Increase (decrease) in cash and cash equivalents	(39)	1	(40)	—	(78)
Effect of exchange rate changes on cash	4	—	(7)	—	(3)
Cash and cash equivalents, beginning of period	41	3	159	—	203
Cash and cash equivalents, end of period	$6	$4	$112	$—	$122

Condensed Consolidating Statement of Cash Flows for the fiscal three-month period ended April 3, 2011:

	Fiscal three-month period ended April 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(37)	$41	$7	$—	$11
Cash flows from investing activities:
Capital expenditures	—	(10)	(8)	—	(18)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(11)	(8)	—	(19)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc., net	—	2	(2)	—	—
Decrease in short-term borrowings	—	—	(2)	—	(2)
Proceeds from long-term debt	—	—	37	—	37
Payments of long-term debt	—	—	(55)	—	(55)
Net borrowings between affiliates	40	(30)	(10)	—	—
Net cash provided by (used in) financing activities	35	(28)	(32)	—	(25)
Increase (decrease) in cash and cash equivalents	(2)	2	(33)	—	(33)
Effect of exchange rate changes on cash	13	—	(24)	—	(11)
Cash and cash equivalents, beginning of period	31	1	222	—	254
Cash and cash equivalents, end of period	$42	$3	$165	$—	$210

(13)	Subsequent Events

In April 2012, the Company’s wholly-owned subsidiary Momentive Performance Materials GmbH, the German Borrower under the senior secured credit facilities, incurred incremental term loans due May 2015 under the senior secured credit facilities in an aggregate principal amount of $175 in the form of new tranche B-3 term loans denominated in U.S. dollars. Net consideration from the transaction (which consisted of a combination of cash and rollover debt after discounts and fees), together with cash on hand, was used to extinguish approximately $178 of existing term loans maturing December 2013, effectively extending the Company's debt maturity profile. The interest rate per annum applicable to the tranche B-3 term loan is equal to an adjusted LIBOR rate for, at the option of the German Borrower, a one-, two-, three- or six-month interest period, or a nine- or twelve-month period, if available from all relevant lenders, in each case plus an applicable margin of 3.5%. As part of the senior secured credit facilities, the tranche B-3 term loans are subject to the covenants under the Credit Agreement (none of which have been modified in connection with the incurrence of the new tranche B-3 term loans), including the Senior Secured Leverage Ratio maintenance covenant.
The Company has evaluated subsequent events from the balance sheet date through May 7, 2012, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Overview and Outlook
Business Overview
Momentive Performance Materials Inc., together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”) believes that it is one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz division manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers' products.
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

Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc. and referred to herein as "MSC"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the "Momentive Combination." In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (referred to herein as the "Shared Services Agreement"), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC.
We anticipate that the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and are currently targeting $58 million of cost savings related to the Momentive Combination. Through March 31, 2012, we realized $47 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 9 to 15 months

Business Strategy
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

•
Capitalize on the Momentive Combination to Grow Revenues and Realize Operational Efficiencies. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of our and MSC's respective global manufacturing footprint and technology platform. For instance, we anticipate greater penetration of our products into Latin America, where MSC has historically maintained a larger manufacturing and selling presence. Further, we anticipate the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure and are currently targeting $58 million in annual cost savings related to the Momentive Combination. We anticipate these savings to come from logistics optimization, reduction in corporate expenses and reductions in the costs for raw materials and other inputs.

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

First Quarter 2012 Overview

•
Net sales decreased $67 million in the three months ended March 31, 2012, as compared to the same period in 2011 primarily due to a decrease in price and mix shift of $49 million and volume of $17 million.

•
Operating loss in the three months ended March 31, 2012 was $5 million, down $78 million from the same period in 2011 primarily driven by increases in inflation in raw material and processing costs, mix shift and decreases in price and volume.

•
During the three months ended March 31, 2012, we realized approximately $7 million in cost savings as a result of the Shared Services Agreement with MSC. As of March 31, 2012, we have approximately $27 million of in-process cost savings and synergies that we expect to achieve over the next 9 to 15 months in connection with the Shared Services Agreement.

2012 Financing Developments

In April 2012, we incurred incremental term loans due May 2015 under our senior secured credit facilities in an aggregate principal amount of $175 million. Net consideration from the transaction (which consisted of a combination of cash and rollover debt after discounts and fees), together with cash on hand, was used to extinguish existing term loans, maturing December 2013, under our senior secured credit facilities with an aggregate U.S. dollar equivalent principal amount of approximately $178 million, effectively extending our debt maturity profile. The new term loans bear interest at an adjusted LIBOR rate plus an applicable margin of 3.50%.

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

Due to recent worldwide economic developments, the short-term outlook for 2012 for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, slower than expected growth in China and other Asia Pacific countries and general lack of consumer confidence will continue to impact our results. In the third and fourth quarters of 2011, we experienced sequential sales decreases across our silicones and quartz businesses primarily as a result of recent macroeconomic factors and, with respect to our quartz business, a slowdown in the overall semiconductor market. In the first quarter of 2012, we experienced a sequential sales increase in our silicones business as a result of slightly improving economic conditions, although volumes continued to sequentially decrease slightly. Due to continued weak demand in the semiconductor market, sales for our Quartz segment during the first quarter of 2012 were down, both on a year over year and sequential basis.  We anticipate weak demand in the semiconductor sector to continue to affect our Quartz segment throughout 2012.  As the global economy recovers throughout the year, we expect our results to gradually improve on a sequential basis in 2012.

We are focused on managing liquidity and optimizing resources in our manufacturing footprint and across our cost structure. We are continuing to invest in growth opportunities in our higher growth product lines and geographical regions and will leverage the combination of our proprietary technologies, strategic investment in key assets, and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success.

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

In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MSC in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We have begun to execute restructuring and cost reduction programs that will continue to be finalized throughout 2012. These actions could lead to more significant restructuring, exit and disposal costs and asset impairments to be incurred by the Company in 2012.

We remain optimistic about our position in the global markets when they do recover to more stable conditions due to our leading technologies and innovation capabilities, strong positions in high-growth end markets and regions and partnerships with a growth-oriented, blue-chip customer base.

We expect long-term raw material cost fluctuations to continue because of price movements of key feedstocks. To help mitigate the fluctuations in raw material pricing, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We continue to implement selective pricing actions to compensate for the increase in raw materials expected during 2012, which should benefit our operating cash flows in 2012.

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three-month periods ended March 31, 2012 and April 3, 2011:
Fiscal three-month period ended March 31, 2012 compared to fiscal three-month period ended April 3, 2011 (Unaudited)

(in millions)	Fiscal three-month period ended
	March 31, 2012		April 3, 2011
Net sales	$593	100%	$660	100%
Costs and expenses:
Cost of sales, excluding depreciation	425	72%	417	63%
Selling, general and administrative expenses	146	25%	145	22%
Research and development expenses	18	3%	20	3%
Restructuring and other costs	9	2%	5	1%
Operating (loss) income	(5)	(1)%	73	11%
Other income (expense)
Interest expense, net	(62)	(11)%	(64)	(10)%
Other income, net	3	—	—	—%
(Loss) income before income taxes and losses from unconsolidated entities	(64)	(11)%	9	1%
Income taxes	—	—%	12	2%
Loss before losses from unconsolidated entities	(64)	(11)%	(3)	(1)%
Losses from unconsolidated entities	(1)	—	—	—%
Net loss	(65)	(11)%	(3)	(1)%
Net income attributable to the noncontrolling interest	—	—	—	—%
Net loss attributable to Momentive Performance Materials Inc.	$(65)	(11)%	$(3)	(1)%
Net Sales by Segment
Silicones	$536	90%	$572	87%
Quartz	57	10%	88	13%
Total	$593	100%	$660	100%

Net Sales. Net sales in the fiscal three-month period ended March 31, 2012 were $593 million, compared to $660 million for the fiscal three-month period ended April 3, 2011 (the "first quarter in 2011"), a decrease of $67 million or 10%. The decrease was primarily due to a decrease in price and mix shift of $49 million and volume of $17 million.
Net sales for our Silicones segment in the fiscal three-month period ended March 31, 2012 were $536 million, compared to $572 million for the first quarter in 2011, a decrease of $36 million or 6%. The decrease was primarily due to a decrease in price and mix shift of $49 million, partially offset by an increase in volume of $14 million. Sales in our Silicones segment were negatively impacted by lower sales in the automotive, electronics and industrial sectors. Compared to the fourth quarter of 2011, net sales for our Silicones segment increased by $6 million primarily due to a slight increase in pricing.
Net sales for our Quartz segment in the fiscal three-month period ended March 31, 2012 were $57 million, compared to $88 million for the first quarter in 2011, a decrease of $31 million or 35%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products. Compared to the fourth quarter of 2011, net sales for our Quartz segment decreased by $9 million due to a decrease in volume.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended March 31, 2012 was $425 million, compared to $417 million for the first quarter in 2011, an increase of $8 million or 2%. The increase was primarily due to inflation in raw material and processing costs of $29 million and lower factor leverage, partially offset by the impact of lower sales.
Cost of sales, excluding depreciation, for our Silicones segment was $390 million, compared to $371 million for the first quarter in 2011, an increase of $19 million or 5%. The increase was primarily due to inflation in raw material and processing costs of $29 million and lower factory leverage, partially offset by the impact of lower sales.
Cost of sales, excluding depreciation, for our Quartz segment was $35 million for the fiscal three-month period ended March 31, 2012, compared to $46 million in the first quarter in 2011, a decrease of $11 million or 24%. The decrease was primarily due to lower volume of $16 million, partially offset by lower factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended March 31, 2012 were $146 million, compared to $145 million for the first quarter in 2011. The slight increase was due to exchange rate fluctuations of $7 million and inflation of $2 million, partially offset by savings realized in connection with the Shared Services Agreement with MSC of $4 million and lower depreciation of $4 million.
Research and Development Expenses. Research and development expenses in the fiscal three-month period ended March 31, 2012 were $18 million, compared to $20 million for the first quarter in 2011, a decrease of $2 million or 10%. The decrease was primarily related to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended March 31, 2012 were $9 million, compared to $5 million for the first quarter in 2011. For the fiscal three-month period ended March 31, 2012, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $4 million and other costs (primarily one-time payments for services and integration costs) of $5 million. For the fiscal three-month period ended April 3, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $2 million and other costs (primarily one-time payments for services and integration costs) of $3 million. See Note 3 to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the fiscal three-month period ended March 31, 2012 was $62 million, compared to $64 million for the first quarter in 2011, a decrease of $2 million or 3%.
Other Income, Net. Other income, net in the fiscal three-month period ended March 31, 2012 was $3 million, compared to $0 million for the first quarter in 2011. Other income, net during the fiscal three-month period ended March 31, 2012, was primarily comprised of a royalty payment received from our siloxane joint venture.
Income Taxes. The effective tax rate was 0% and 133% for the fiscal three-month periods ended March 31, 2012 and April 3, 2011, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
Income taxes for the fiscal three-month periods ended March 31, 2012 and April 3, 2011 included unfavorable discrete tax adjustments of $0 and $8 million, respectively, primarily pertaining to foreign currency exchange gains in certain jurisdictions in 2011 that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2011 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $336 million, which could result in a tax obligation of $119 million, based on currency exchange rates as of March 31, 2012. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal three-month period ended March 31, 2012 was $65 million, compared to $3 million for the first quarter in 2011. The change was a result of the effects described above.

Liquidity and Capital Resources

We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our senior secured credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.
We had $2,950 million of indebtedness at March 31, 2012. Accordingly, we have significant debt service obligations. In addition, at March 31, 2012, we had $378 million in liquidity, including $122 million of unrestricted cash and cash equivalents (of which $112 million is maintained in foreign jurisdictions), and $256 million of borrowings available under our revolving credit facility. A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at March 31, 2012 is as follows:

(dollars in millions)	March 31, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales

Accounts receivable	$327	12.7%	$315	11.9%
Inventories	413	16.1%	394	14.9%
Trade payables	(316)	(12.3)%	(312)	(11.8)%
Net working capital	$424	16.5%	$397	15.0%
The increase in net working capital of $27 million from December 31, 2011 was due to an inventory build to meet anticipated levels of demand and an increase in receivables due to the impact of seasonality on our sales. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.
We have entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. For the fiscal three month ended March 31, 2012 and April 3, 2011, we effectively accelerated the timing of cash receipts by $10 million and $0 million, respectively. We may continue to accelerate cash receipts through accounts receivable sale agreements, as appropriate.
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Fiscal three-month period ended
	March 31, 2012	April 3, 2011
	(dollars in millions)
Cash (used) provided by operating activities	$(55)	$11
Cash used in investing activities	(21)	(19)
Cash used in financing activities	(2)	(25)
Decrease in cash and cash equivalents, before effect of exchange rate changes on cash	$(78)	$(33)

Operating activities. Cash used by operating activities was $55 million in the fiscal three-month period ended March 31, 2012, compared to cash provide of $11 million in the fiscal three-month period ended April 3, 2011. Net loss of $65 million included $48 million of non-cash and non-operating income items, of which $46 million was for depreciation and amortization, $1 million was for losses from unconsolidated entities, $4 million was in amortization of deferred debt discount and issuance costs, slightly offset by $3 million for deferred taxes. Net working capital used $26 million of cash driven by an increase in our accounts receivable of $12 million and inventories of $20 million, partially offset by an increase in trade payables of $6 million. Other assets and liabilities used cash of $12 million reflecting a decrease in accrued expenses and other liabilities of $19 million, an increase in due to/due from affiliates of $7 million, partially offset by a decrease in prepaid expenses and other assets of $6 million, an increase in pension liabilities of $5 million and an increase in accrued income taxes of $3 million.
For the fiscal three-month period ended April 3, 2011, net loss of $3 million included $63 million of non-cash and non-operating income items, of which $50 million was for depreciation and amortization, $9 million was for deferred taxes and $4 million was in amortization of deferred debt discount and issuance costs. Net working capital used $71 million in cash driven by increases in our accounts receivable and inventories of $29 million and $46 million, respectively, partially offset by an increase in trade payables of $4 million. Other assets and liabilities provided $22 million in cash primarily reflecting increases in accrued expenses and other liabilities of $34 million, which were partially offset by an increase in prepaid expenses and other assets of $10 million.
Investing activities. Cash used in investing activities was $21 million in the fiscal three-month period ended March 31, 2012, compared to $19 million in the fiscal three-month period ended April 3, 2011. Cash used in investing activities in the fiscal three-month period ended March 31, 2012 primarily consisted of ongoing expenditures of $20 million for environmental, health and safety compliance and maintenance projects. Cash used in investing activities in the fiscal three-month period ended April 3, 2011 primarily consisted of ongoing expenditures of $19 million for environmental, health and safety compliance and maintenance projects.
Financing activities. Cash used in financing activities was $2 million in the fiscal three-month period ended March 31, 2012, compared to $25 million in the fiscal three-month period ended April 3, 2011. Cash used in financing activities in the fiscal three-month period ended March 31, 2012 consisted of principal payments of $29 million, offset by proceeds from long-term debt of $25 million and an increase in short-term borrowings of $2 million. Cash used by financing activities in the fiscal three-month period ended April 3, 2011 consisted of payments of long-term debt of $55 million and additional borrowings of $37 million by a subsidiary in China, as well as $5 million of debt issuance costs associated with the amendment of our credit agreement in February 2011.
For 2012, we expect the following significant cash outflows: interest payments on our fixed rate Second-Priority Springing Lien Notes, Second Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $190 million in total (with first quarter and third quarter payments of approximately $61 million, and second quarter and fourth quarter payments of approximately $34 million); principal (due quarterly) and interest payments (due monthly) on our variable rate term loans under our senior secured credit facilities of approximately $11 million and $40 million (depending on interest rate and foreign exchange fluctuations), respectively; principal (due semi-annually) and interest (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively; global pension fund contributions of approximately $19 million and income tax payments estimated at $17 million. Capital spending in 2012 is expected to be between $120 million and $130 million. We expect to fund these significant outflows with available cash and cash generated from operations.
Our senior secured credit facilities at March 31, 2012 consisted of two variable-rate term loans in an aggregate U.S. dollar equivalent principal amount of approximately $1,003 million, a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million and a $33 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our wholly-owned subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH ("MPM GmbH"). The term loans, one of which is denominated in Euros, and our synthetic letter of credit facility are extended to MPM GmbH.
There were no borrowings outstanding under the revolving credit facility as of March 31, 2012. From time to time, we borrow on our revolving credit facility, as the needs of the our business dictate. The outstanding letters of credit under the revolving credit facility at March 31, 2012 were $44 million, leaving unused borrowing capacity of $256 million. Outstanding letters of credit issued under the synthetic letter of credit facility at March 31, 2012 were $30 million, leaving an unused capacity of $3 million.
Term loans denominated in U.S. dollars and Euros with an aggregate U.S. dollar equivalent principal amount of approximately $824 million (at March 31, 2012) mature on May 5, 2015 and bear interest at an adjusted LIBOR rate or an adjusted Euro LIBOR rate, as applicable, plus an applicable margin of 3.50%, in each case.
In April 2012, MPM GmbH incurred incremental term loans due May 2015 under our senior secured credit facilities in an aggregate principal amount of $175 million in the form of a new tranche of term loans denominated in U.S. dollars. Net consideration from the transaction (which consisted of a combination of cash and rollover debt after discounts and fees), together with cash on hand, was used to extinguish existing term loans, maturing December 2013, under our senior secured credit facilities with an aggregate U.S. dollar equivalent principal amount of approximately $178 million, effectively extending our debt maturity profile. The new term loans bear interest at an adjusted LIBOR rate plus an applicable margin of 3.50%.
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
As of March 31, 2012, we had outstanding $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the "Dollar Fixed-Rate Notes"), €133 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the "Euro Fixed-Rate Notes" and together with the Dollar Fixed-Rate Notes, the "Second-Priority Springing Lien Notes"), $200 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Second-Priority Springing Lien Notes, Second Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
The Second-Priority Springing Lien Notes are guaranteed on a senior unsecured (or, following the occurrence of certain events, a second-priority secured) basis by our existing domestic subsidiaries that are our guarantors under our senior secured credit facilities and each of our future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Second-Priority Springing Lien Notes. The portion of the Second-Priority Springing Lien Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9% and 9 1/2%, respectively, payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2011.
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
As of March 31, 2012, Momentive Performance Materials Nantong Co. Ltd. ("MPM Nantong") had outstanding borrowings of $30 million under a fixed asset loan agreement with Agricultural Bank of China ("ABOC"). The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. Remaining principal repayments under the fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2012 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly. The interest rate on the loan as of March 31, 2012 was 6.51%. MPM Nantong also entered into two working capital loan agreements with ABOC providing for revolving secured loans up to $16 million (subject to exchange rates), all of which were outstanding as of March 31, 2012. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually. The interest rate on these loans as of March 31, 2012 was 6.89%.
We have recorded deferred taxes on the earnings of certain foreign subsidiaries that are not considered to be permanently reinvested as those foreign earnings are needed for operations in the United States. In certain cases, such as the need to service debt in a foreign jurisdiction, we have not provided deferred taxes on the undistributed earnings because these earnings are considered permanently reinvested outside of the United States. Upon distribution of those earnings, we would be subject to U.S. income taxes and/or withholding taxes payable to the various foreign countries.
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
Based on our current assessment of our operating plan and the general economic outlook, we believe that cash flow from operations and available cash, including available borrowings under our senior secured credit facilities, will be adequate to meet our liquidity needs for the next twelve months.
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

Contractual Obligations
Information related to our contractual obligations at December 31, 2011 can be found in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. There have been no material changes in our contractual obligations to our previous disclosures made on this matter.

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
In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. In addition, our ability to incur indebtedness or make investments is restricted under the indentures governing our notes unless we have an Adjusted EBITDA to fixed charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.00 to 1.00. “Fixed charges” are defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of March 31, 2012, we were not able to satisfy this test. The restrictions on our ability to incur indebtedness or make investments under the indentures, however, are subject to exceptions, including exceptions that permit indebtedness under our senior secured credit facilities (including the use of unused borrowing capacity under the revolving credit facility, which was $256 million at March 31, 2012). Based on the forecast for the next 12 months, we have sufficient cash and available borrowing capacity to fund operations and pay liabilities as they come due in the normal course of business. On March 31, 2012, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facilities and the covenants under the indentures governing the notes.

Financial Measures that Supplement U.S. GAAP
EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for non-recurring items and other adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our senior secured credit facilities may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, as included in the calculation of Adjusted EBITDA below, the measure allows us to add estimated cost savings and operating synergies related to operational changes ranging from restructuring to acquisitions to dispositions as if such event occurred on the first day of the four consecutive fiscal quarter period ended on or before the occurrence of such event and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred. Adjusted EBITDA excludes the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents. We define Combined Adjusted EBITDA as Adjusted EBITDA modified to include the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents. Combined Adjusted EBITDA is an important performance measure used by our senior management and the board of directors to evaluate operating results and allocate capital resources.
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
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) and Combined Adjusted EBITDA for the periods presented:

		Fiscal three-month period ended		Last twelve months ended
		March 31, 2012	April 3, 2011†	March 31, 2012
		(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.		$(65)	$(3)	(203)
Gain on extinguishment of debt		—	—	(7)
Interest expense, net		62	64	254
Income taxes		—	12	15
Depreciation and amortization		46	50	193
EBITDA		43	123	252
Noncontrolling interest	(a)	—	—	1
Restructuring and other costs	(b)	9	5	39
Pro forma cost savings	(c)	4	—	6
Non cash and purchase accounting effects	(d)	(3)	(9)	9
Exclusion of Unrestricted Subsidiary results	(e)	(5)	(7)	(20)
Management fee and other	(f)	2	1	7
Pro forma savings from Shared Services Agreement	(g)	10	11	27
Adjusted EBITDA		$60	$124	321
Inclusion of Unrestricted Subsidiary results		5	7	20
Combined Adjusted EBITDA		$65	$131	341
Combined Adjusted EBITDA excluding pro forma savings from the Shared Services Agreement		$55	$120	314

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$901
Senior Secured Leverage Ratio for the twelve-month period ended March 31, 2012		—

† The earthquake and tsunami on March 11, 2011 and related events reduced first quarter 2011 results.  The calculation of EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA for the fiscal three-month period ended April 3, 2011 were negatively impacted by $9 million related to these events.
____________________

(a)	Reflects the elimination of noncontrolling interests resulting from the sale of the Shenzhen joint venture in 2011.

(b)	Relates primarily to restructuring and other costs.

(c)
Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management, including headcount reductions and indirect cost savings. For the fiscal three-month period ended March 31, 2012, estimated cost savings include facility rationalizations and headcount reductions.

(d)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses, and (iv) impairment charges. For the fiscal three-month period ended March 31, 2012, non-cash items include unrealized foreign currency exchange loss of $3 million. For the fiscal three-month period ended April 3, 2011, non-cash items include unrealized foreign currency exchange loss of $9 million.

(e)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents.

(f)	Management Fees and Other include management and other fees to Apollo and affiliates and business optimization expenses.

(g)	Represents estimated cost savings, on a pro-forma basis, from the Shared Services Agreement with MSC.

Critical Accounting Policies and Significant Estimates
Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our critical accounting policies and our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, we adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income ("ASU 201-05"), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive Income ("ASU 2011-12") issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statements of changes in stockholders' equity and required presentation of comprehensive income in a single continuous financial statement or two separate consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. We have presented comprehensive income in a separate and consecutive statement entitled, "Condensed Consolidated Statements of Comprehensive Income (Loss)".
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first quarter of 2012 applicable to the our unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2011 was provided in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to such disclosure.

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
There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

In February 2012, the Italian regional environmental agency assessed an administrative penalty of €527,000 against the directors of our Italian subsidiary in connection with allegations that our Termoli, Italy facility violated certain hazardous waste record keeping and reporting requirements during the period from November 2010 to July 2011. The agency allows administrative penalties to be settled by payment of one-third of the assessed penalty within 60 days of receipt of notice. In accordance with agency policies, we settled the matter by paying €175,667, one-third of the assessed penalty, in April 2012. The agency has also alleged our Termoli, Italy facility has violated certain hazardous waste storage and disposal requirements. These allegations may be the subject of further enforcement actions, including criminal enforcement.

There have been no other material developments to our previous disclosures on legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Due to recent worldwide economic developments, the short-term outlook for 2012 for our business is difficult to predict. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, slower than expected growth in China and other Asia Pacific countries and general lack of consumer confidence will continue to impact our results. In the third and fourth quarters of 2011, we experienced sequential sales decreases across our silicones and quartz businesses primarily as a result of recent macroeconomic factors and, with respect to our quartz business, a slowdown in the overall semiconductor market. In the first quarter of 2012, we experienced a sequential sales increase in our silicones business as a result of slightly improving economic conditions, although volumes continued to sequentially decrease slightly. Due to continued weak demand in the semiconductor market, sales for our Quartz segment during the first quarter of 2012 were down, both on a year over year and sequential basis.  We anticipate weak demand in the semiconductor sector to continue to affect our Quartz segment throughout 2012.  As the global economy recovers throughout the year, we expect our results to gradually improve on a sequential basis in 2012. However, we cannot assure you that such a recovery will occur.
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
Our silicones business also relies heavily on siloxane as an intermediate product. Our manufacturing capacity at our internal sites and our joint venture in China is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements from Asia Silicones Monomer Limited (“ASM”) under an existing off-take agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane.

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
Our quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from only one supplier, Unimin. While we continue to negotiate a new long-term supply agreement with Unimin, we recently amended our supply agreement with Unimin, extending the term of the agreement through June 30, 2012.
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
Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, based upon modeled potential impacts on the aquatic environment, the Canadian government has listed as environmentally toxic octamethylcyclotetrasiloxane, or D4, a chemical substance that we manufacture. The Canadian government is developing, and will likely finalize, regulations to limit the discharge of D4 into the aquatic environment. These regulations may include limitations on the import into Canada, or the use in Canada, of certain products containing more than a specified amount of D4. The European Union is also reviewing D4, as well as decamethylcyclopentasiloxane, or D5, another chemical substance we manufacture, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two chemical substances in the European Union. The USEPA has also stated that they are reviewing the potential environmental risks posed by these two substances to determine whether regulatory measures are warranted, and we and other silicones industry members are discussing with the USEPA the possibility of the silicones industry conducting certain studies to obtain relevant data. Finally, the Norwegian Climate and Pollution Agency has published a study that identifies D4 and D5 as potential candidates for listing as persistent organic pollutants pursuant to the Stockholm Convention on Persistent Organic Pollutants (the "Stockholm Convention"), an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. Regulation of our products containing such substances by the European Union, Canada, the United States and/or parties to the Stockholm Convention would likely reduce our sales within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
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
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 7% of our total cost of sales for the fiscal year ended December 31, 2011 and 8% of our total cost of sales in both of the fiscal years ended December 31, 2010, and 2009.
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
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers have been impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Our sales, operating income and Combined Adjusted EBITDA in the first half of 2011 were reduced by approximately $31 million, $16 million and $16 million, respectively, as a result of the earthquake and related events, primarily due to power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Normal plant operations at our Ohta facility were restored in early May 2011 but uncertainty in Japan continues primarily with respect to the country's energy infrastructure. To the extent conditions worsen, including, but not limited to, the resumption of rolling blackouts, further restrictions on power usage, disruptions in the supply chain, increased radiation exposure from damaged nuclear power plants or the expansion of evacuation zones around nuclear power plants, it could materially and adversely affect our operations, operating results and financial condition.
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
We have substantial consolidated indebtedness. As of March 31, 2012, we had $2,955 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. In 2012, our annualized cash interest expense is projected to be approximately $230 million based on our consolidated indebtedness and interest rates at March 31, 2012, of which $190 million represents cash interest expense on fixed-rate obligations.
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
$1,057 million, or approximately 36%, of our borrowings as of March 31, 2012, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of March 31, 2012 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our 2012 annual estimated debt-service requirements by approximately $11 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
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

In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities, requires us to maintain a specified leverage ratio. At March 31, 2012, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of March 31, 2012, the aggregate principal amount outstanding of MPM Holdings' PIK notes due 2017 was $708 million. These notes accrue interest in-kind until maturity.
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
Our subsidiaries own a significant portion of our consolidated assets and conduct a significant portion of our consolidated operations. Repayment of our indebtedness depends, to a significant extent, on the generation of cash flows and the ability of our subsidiaries to make cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments on our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from subsidiaries. While there are limitations on the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make intercompany payments, these limitations are subject to certain qualifications and exceptions. In the event that we are unable to receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 3, 2012, the Compensation Committee of the Board of Directors of Momentive Performance Materials Inc., the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC, our indirect parent company (referred to herein as Momentive Holdings) and the Compensation Committee of the Board of Directors of Momentive Specialty Chemical Inc., our affiliate (referred to herein as MSC), approved the 2012 annual incentive compensation plan for the Company and MSC (the “2012 IC Plan”). Each of our named executive officers and other specified members of management are eligible to participate in the 2012 IC Plan. Any incentive compensation earned by our named executive officers, each of whom provides services to both MSC and us under the Amended and Restated Shared Services Agreement dated March 17, 2011 between us and MSC (the “Shared Services Agreement”), would be paid by the executive's employer, MSC, and allocated along with other expenses under the Shared Services Agreement. The target awards for these executives expressed as a percentage of their base salary are as follows: Mr. Morrison - 100%, Mr. Carter - 80%, Ms. Sonnett - 60%, and Messrs. Fisher and McGuire - 50%.
Under the 2012 IC Plan, our named executive officers have the opportunity to earn cash bonus compensation based upon the achievement of certain division and/or Momentive Holdings performance targets established with respect to the plan. The performance targets are established based on the following performance criteria: EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted to exclude certain non-cash, certain non-recurring expenses and discontinued operations (“Segment EBITDA”), an environment, health & safety (“EH&S”) statistic that measures the rate of occupational illness and injury, cash flow, and the achievement of cost savings related to the Shared Services Agreement, which we refer to as “Synergies”. Targets for Segment EBITDA, the EH&S statistic, cash flow, and Synergies for our executive officers with non-divisional roles are based upon the results of Momentive Holdings and its subsidiaries, including our results and the results of MSC. Targets for our executive officers with divisional roles are based primarily on the division's results.
The performance criteria for participants are weighted by component. Our named executive officers have 50% of their incentive compensation tied to achieving Momentive Holdings and/or division Segment EBITDA targets, 10% tied to the achievement of global or division EH&S goals, 30% tied to the achievement of Momentive Holdings or division cash flow targets, and 10% tied to the achievement of Synergies. Minimum, target and maximum threshold targets were established for each performance criteria. The minimum threshold for Segment EBITDA is set at 80% of the target and the maximum threshold is set at 120% of the target.
The payouts for achieving the minimum thresholds are a percentage of the allocated target award for the component (30% for Segment EBITDA and 50% for the other performance measures). The payouts for achieving the maximum thresholds are 175% or 200% of the allocated target award, depending on the executive's position.

Each performance measure under the 2012 IC Plan acts independently such that a payout of one element is possible even if the minimum target threshold for another is not achieved. Any payments under the 2012 IC Plan are subject to the prior approval of audited annual financial results.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

10.33‡
Extension and Amendment to Quartz Sand Products Purchase Agreement, effective as of December 31, 2011, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (filed as Exhibit 10.35 to our Form S-1/A Registration Statement, filed on April 13, 2012)

10.34
Severance Pay Agreement and Release of All Claims, effective as of February 23, 2012, among Mike Modak, Momentive Performance Materials Inc. and Momentive Performance Materials Holdings Inc. (filed as Exhibit 10.35 to our Form S-1/A Registration Statement, filed on April 13, 2012)

10.35
Severance Pay Agreement and Release of All Claims, effective as of February 27, 2012, among Steve Delarge, Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc. and Momentive Performance Materials Holdings LLC (filed as Exhibit 10.35 to our Form S-1/A Registration Statement, filed on April 13, 2012)

10.36
Incremental Assumption Agreement, dated as of April 2, 2012, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent under the Amended and Restated Credit Agreement, dated as of February 10, 2011 (filed as Exhibit 10.1 to our Form 8-K, filed on April 2, 2012)

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

____________________

‡     Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
May 7, 2012

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON	Chief Executive Officer, President and Director (Principal Executive Officer)	May 7, 2012
Craig O. Morrison

/s/ WILLIAM H. CARTER	Chief Financial Officer (Principal Financial Officer)	May 7, 2012
William H. Carter

/s/ BILLIE JO CUTHBERT	Controller (Principal Accounting Officer)	May 7, 2012
Billie Jo Cuthbert