Form 10-Q
period 2012-06-30
Momentive Performance Materials Inc.
filed 2012-08-08
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on August 8, 2012 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$115	$203
Accounts receivable (net of allowance for doubtful accounts of $3)	342	315
Due from affiliates	4	8
Inventories (note 6)	398	394
Prepaid expenses	14	14
Deferred income taxes (note 8)	9	10
Other current assets	43	49
Total current assets	925	993
Property and equipment, net	1,047	1,084
Other long-term assets	89	89
Deferred income taxes (note 8)	25	25
Intangible assets, net	512	542
Goodwill	423	432
Total assets	$3,021	$3,165
Liabilities and Deficit
Current liabilities:
Trade payables	$310	$312
Short-term borrowings (note 7)	4	3
Accrued expenses and other liabilities	166	162
Accrued interest	62	62
Due to affiliates	8	15
Accrued income taxes	7	2
Deferred income taxes (note 8)	20	19
Current installments of long-term debt (note 7)	30	36
Total current liabilities	607	611
Long-term debt (note 7)	2,925	2,895
Other liabilities	46	51
Pension liabilities (note 10)	297	292
Deferred income taxes (note 8)	47	52
Total liabilities	3,922	3,901
Commitments and contingencies (note 9)
Deficit:
Common stock	—	—
Additional paid-in capital	605	605
Accumulated deficit	(1,722)	(1,569)
Accumulated other comprehensive income	216	228
Total Momentive Performance Materials Inc.'s deficit	(901)	(736)
Noncontrolling interests	—	—
Total deficit	(901)	(736)
Total liabilities and deficit	$3,021	$3,165
See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended		Fiscal six-month period ended
	June 30, 2012	July 3, 2011	June 30, 2012	July 3, 2011
Net sales	$627	$728	$1,220	$1,388
Costs and expenses:
Cost of sales, excluding depreciation	458	486	883	903
Selling, general and administrative expenses	113	95	213	190
Depreciation and amortization expenses	48	48	94	98
Research and development expenses	17	20	35	40
Restructuring and other costs (note 3)	15	9	24	14
Operating (loss) income	(24)	70	(29)	143
Other income (expense):
Interest expense, net	(64)	(65)	(126)	(129)
Other income, net	8	—	11	—
Loss on extinguishment and exchange of debt	(6)	—	(6)	—
(Loss) income before income taxes and earnings from unconsolidated entities	(86)	5	(150)	14
Income taxes (note 8)	4	15	4	27
Loss before earnings from unconsolidated entities	(90)	(10)	(154)	(13)
Earnings from unconsolidated entities, net of taxes	2	—	1	—
Net loss	(88)	(10)	(153)	(13)
Net income attributable to the noncontrolling interest	—	(1)	—	(1)
Net loss attributable to Momentive Performance Materials Inc.	$(88)	$(11)	$(153)	$(14)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended		Fiscal six-month period ended
	June 30, 2012	July 3, 2011	June 30, 2012	July 3, 2011
Net loss	$(88)	$(10)	$(153)	$(13)
Other comprehensive income (loss), net of tax:
Foreign currency translation	17	13	(13)	(2)
Other comprehensive income adjustments, net	2	(1)	1	(1)
Other comprehensive loss	(69)	2	(165)	(16)
Comprehensive income attributable to the noncontrolling interest	—	(1)	—	(1)
Comprehensive (loss) income attributable to Momentive Performance Materials Inc.	$(69)	$1	$(165)	$(17)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in millions)

	Fiscal six-month period ended
	June 30, 2012	July 3, 2011
Cash flows from operating activities:
Net loss	$(153)	$(14)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	94	98
Loss on the extinguishment of debt	6	—
Amortization of debt discount and issuance costs	9	7
Deferred income taxes	(4)	18
Earnings from unconsolidated entities	(1)	—
Stock-based compensation expense	—	1
Changes in operating assets and liabilities:
Accounts receivable	(33)	(44)
Inventories	(10)	(35)
Due to/from affiliates	(4)	2
Accrued income taxes	2	2
Prepaid expenses and other assets	5	(9)
Trade payables	3	27
Accrued expenses and other liabilities	7	24
Pension liabilities	11	9
Net cash (used in) provided by operating activities	(68)	86
Cash flows from investing activities:
Capital expenditures	(45)	(45)
Purchases of intangible assets	(1)	(1)
Net cash used in investing activities	(46)	(46)
Cash flows from financing activities:
Debt issuance costs	(8)	(5)
Increase (decrease) in short-term borrowings	1	(2)
Proceeds from long-term debt	469	52
Payments of long-term debt	(440)	(58)
Net cash used in financing activities	22	(13)
Decrease in cash and cash equivalents	(92)	27
Effect of exchange rate changes on cash	4	(2)
Cash and cash equivalents, beginning of period	203	254
Cash and cash equivalents, end of period	$115	$279

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(Dollar amounts in millions)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity (deficit)
Balance December 31, 2011	100	$—	$605	$(1,569)	$228	$(736)
Net loss	—	—	—	(153)	—	(153)
Foreign currency translation adjustment—net	—	—	—	—	(13)	(13)
Other comprehensive income adjustments—net	—	—	—	—	1	1

Balance at June 30, 2012	100	$—	$605	$(1,722)	$216	$(901)

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions)

(1)	Business and Basis of Presentation

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
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of June 30, 2012 and December 31, 2011, and for the fiscal three and six-month periods ended June 30, 2012 and July 3, 2011. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in a consolidated joint venture affiliate. During the fiscal three-month period ended July 3, 2011, the Company disposed of its interest in this affiliate. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

The Company also has investments in nonconsolidated entities, primarily consisting of a subsidiary's investments in a siloxane joint venture in China.

(b)	Income Taxes
The Company's provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the fiscal three and six-month periods ended June 30, 2012. The Company determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three and six-month periods ended June 30, 2012.
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
(c) Foreign Currency
Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity in the Condensed Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Certain non-U.S. operations use the United States dollar as their functional currency since a majority of their activities are transacted in United States dollars. Aggregate realized and unrealized gains (losses) on foreign currency transactions for the fiscal six-month periods ended June 30, 2012 and 2011 were ($9) and $14, respectively. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. An additional $2 of realized losses on foreign currency transactions was recorded in conjunction with the loss on the extinguishment and exchange of debt and is recorded in other income (expense).

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
Newly Adopted Accounting Standards

On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended existing fair value measurement guidance and is intended to align U.S. GAAP and International Financial Reporting Standards. The guidance requires several new disclosures, including additional quantitative information about significant unobservable inputs used in Level 3 fair value measurements and a qualitative description of the valuation process for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2011-04 also requires the

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

disclosure of all fair value measurements by fair value hierarchy level, amongst other requirements. The adoption of ASU 2011-04 did not have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.
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
Newly Issued Accounting Standards
There were no newly issued accounting standards in the second quarter of 2012 applicable to the Company's unaudited Condensed Consolidated Financial Statements.

(f)	Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, trade payables, short-term borrowings and accrued expenses and other liabilities. Carrying amounts approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is disclosed in Note 5.
(g) Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation. Certain prior period non-trade accounts receivable balances were reclassed to other current assets in the current period.

(3)     Restructuring and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions) and services and other expenses associated with transformation savings activities.

In the second quarter of 2012, in response to the uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure. Prior to the second quarter of 2012, the Company had recognized significant restructuring costs primarily related to the Momentive Combination. At June 30, 2012, the Company had $33 of in-process cost reduction programs savings expected to be achieved over the remaining life of the projects. The Company estimates that these restructuring cost activities will occur over the next 12 to 18 months. As of June 30, 2012, the costs expected to be incurred on restructuring activities are estimated at $18, consisting mainly of workforce reduction.

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Restructuring costs expected to be incurred	$18	$—	$—	$18
Cumulative restructuring costs incurred though June 30, 2012	$28	$—	$—	$28

Accrued liability at December 31, 2011	$8	$—	$—	$8
Restructuring charges	16	—	—	16
Payments	(5)	—	—	(5)
Balance as of June 30, 2012	$19	$—	$—	$19

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

and six months ended June 30, 2012, charges of $12 and $16, respectively, were recorded in "Restructuring and other costs" in the unaudited Condensed Consolidated Statements of Operations. At June 30, 2012 and December 31, 2011, the Company had accrued $21 and $8, respectively, for restructuring liabilities in "Accrued expenses and other liabilities" in the unaudited Condensed Consolidated Balance Sheets. All of the restructuring activity related to the Silicones reporting segment.

For the fiscal three-month periods ended June 30, 2012 and July 3, 2011, the Company recognized other costs of $3 and $8, respectively. For the fiscal six-month periods ended June 30, 2012 and July 3, 2011, the Company recognized other costs of $8 and $11, respectively. These costs are primarily comprised of one-time payments for services and integration expenses.

(4) Related Party Transactions

On October 1, 2010 in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC. Under this agreement, as amended on March 17, 2011 (the "Shared Services Agreement"), the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and the Company. Pursuant to this agreement, during the fiscal six-month periods ended June 30, 2012 and July 3, 2011, the Company incurred approximately $75 and $86, respectively, of net costs for shared services and MSC incurred approximately $79 and $90, respectively, of net costs for shared services. Included in the net costs incurred for shared services under the Shared Services Agreement during the fiscal six-months periods ended June 30, 2012 and July 3, 2011, were net billings from MSC to MPM of $9 and $3 respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services agreement to 49% for the Company and 51% for MSC, as well as to reflect costs allocated 100% to one party. During the six-month periods ended June 30, 2012 and July 3, 2011, the Company realized approximately $13 and $9, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable of $1 and $3 as of June 30, 2012 and December 31, 2011, respectively, and accounts payable to MSC of $7 and $15 at June 30, 2012 and December 31, 2011, respectively.

Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. The Company had accounts payable to Momentive Holdings of approximately $1 and $1 under these arrangements at June 30, 2012 and December 31, 2011, respectively.

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

The Company sells products to various affiliated businesses (affiliates). For the fiscal three-month period ended June 30, 2012, sales to affiliates amounted to $5. Receivables from affiliates were $2 at June 30, 2012.

The Company purchases products and services from various affiliates. Purchases under these agreements amounted to $7 for the fiscal three-month period ended June 30, 2012. Payables to affiliates as of June 30, 2012, resulting from procurement activity and services was $1.

The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”), which is owned 50% by GE Monomer (Holdings) Pte Ltd. and its affiliates to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the GE

Advanced Materials Acquisition, the Company entered into a long-term supply agreement with GE and GE Monomer (Holdings)Pte. Ltd. regarding the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a minimum annual supply of siloxane and certain related products at least equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $113 for 2012 and $113 each year thereafter of off-take product, assuming total ASM production is equal to current volumes, without taking into account inflation and changes in foreign exchange rates. The Company purchased approximately $24 and $45 of supply from ASM for the fiscal three and six-month periods ended June 30, 2012. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of less than $1 and $1 for the fiscal three and six month periods ended June 30, 2012.

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

Level 1	Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

Level 3
Unobservable inputs, that are supported by little or no market activity and are developed based on the best information available in the circumstances. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

At June 30, 2012 and December 31, 2011, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended June 30, 2012 that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount of the Company's non-derivative financial instruments at June 30, 2012:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3

Springing Lien Notes	$1,329	$—	$998	$—
Senior Subordinated Notes	379	—	284	—
Second Lien Senior Secured Notes	183	—	209	—
Variable Rate Term Loans	730	—	684	—
Senior Secured Notes	250	—	251	—

Total	$2,871	$—	$2,426	$—
In addition, the fair values of the $3 outstanding medium term loan, the $30 outstanding fixed asset loan, the $16 of outstanding working capital loans and the $35 of borrowings under the revolving credit facility were approximately the same as their outstanding balances. Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

and maturities. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, trade payables and accrued expenses and other liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

(6)	Inventories
Inventories consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials and work in process	$127	$135
Finished goods	271	259
Total inventories	$398	$394

(7)	Debt Obligations

(a)	Short-Term Borrowings
At June 30, 2012, the Company's short-term borrowings consisted of bank borrowings of $4 with a weighted average interest rate of 10.50%. At December 31, 2011, the Company's short-term borrowings consisted of bank borrowings of $3 with a weighted average interest rate of 9.90%.

(b)	Long-Term Debt
As of June 30, 2012, the Company had $35 of outstanding borrowings under the revolving credit facility. The outstanding letters of credit under the revolving credit facility at June 30, 2012 were $41, leaving an unused borrowing capacity of $224. Outstanding letters of credit issued under the synthetic letter of credit facility at June 30, 2012 were $32, leaving an unused capacity of $1.

In May 2012, the Company issued $250 in aggregate principal amount of 10% senior secured notes due October 2020 (the "Senior Secured Notes") at an issue price of 100%. The Company used the net proceeds to repay $240 in aggregate principal amount of existing term loans maturing May 2015 under its senior secured credit facilities, effectively extending its debt maturity profile. The Company recognized a loss of $6 on this extinguishment of debt. The Senior Secured Notes are guaranteed on a senior secured basis by the Company's existing domestic subsidiaries that are guarantors under the senior secured credit facilities and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Senior Secured Notes. The Senior Secured Notes are secured by a security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing the existing senior secured credit facilities and senior in priority to the liens on substantially the same collateral securing the 12 1/2% Second-Lien Senior Secured Notes due 2014.

In April 2012, the Company’s wholly-owned subsidiary Momentive Performance Materials GmbH, the German Borrower under the senior secured credit facilities, incurred incremental term loans due May 2015 under the senior secured credit facilities in an aggregate principal amount of $175 in the form of new tranche B-3 term loans denominated in U.S. dollars. Net consideration from the transaction (which consisted of a combination of cash and rollover debt after discounts and fees), together with cash on hand, was used to extinguish approximately $178 of existing term loans maturing December 2013, effectively extending the Company's debt maturity profile. The interest rate per annum applicable to the tranche B-3 term loan is equal to an adjusted LIBOR rate for, at the option of the German Borrower, a one-, two-, three- or six-month interest period, or a nine- or twelve-month period, if available from all relevant lenders, in each case plus an applicable margin of 3.5%. As part of the senior secured credit facilities, the tranche B-3 term loans are subject to the covenants under the Credit Agreement (none of which were modified in connection with the incurrence of the new term loans), including the Senior Secured Leverage Ratio maintenance covenant.
At June 30, 2012, the Company was in compliance with the covenants of all long-term debt agreements.
A summary of long-term debt as of June 30, 2012 and December 31, 2011 is as follows:

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	June 30, 2012	December 31, 2011
JPMorgan Chase Bank, N.A. $300,000 revolving credit facility. Matures December 3, 2012. Interest varies at LIBOR plus 3.75%. The interest rate as of June 30, 2012 was 4.0%.	$35	$—
JPMorgan Chase Bank, N.A. term loan tranche B-1-A. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 2.25%. The interest rate as of December 31, 2011 was 2.563%.	—	66
JPMorgan Chase Bank, N.A. term loan tranche B-1-B. Matures May 5, 2015. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 3.50%. The interest rate as of June 30, 2012 and December 31, 2011 was 3.75% and 3.813%, respectively.	192	433
JPMorgan Chase Bank, N.A. term loan tranche B-2-A denominated in Euros. Matures December 4, 2013. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at Euro LIBOR plus 2.25%. The interest rate as of December 31, 2011 was 3.447%.	—	110
JPMorgan Chase Bank, N.A. term loan tranche B-2-B denominated in Euros. Matures May 5, 2015. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at Euro LIBOR plus 3.50%. The interest rate as of June 30, 2012 and December 31, 2011 was 3.88% and 4.697%, respectively.	372	382
JPMorgan Chase Bank, N.A. term loan tranche B-3 . Matures May 5, 2015. Interest is payable monthly and 1% per annum principal payments are payable quarterly. Interest varies at LIBOR plus 3.50%. The interest rate as of June 30, 2012 and December 31, 2011 was 3.75% and 3.813%, respectively..	166	—
9.0% Springing Lien Dollar Notes. Matures on January 15, 2021. Interest is payable semi-annually at 9.0%.	1,161	1,161
Springing Lien Euro Notes. Matures January 15, 2021. Interest is payable semi-annually at 9.5%.	168	171
10.0% Senior Secured Notes. Matures on October 15, 2020. Interest is payable semi-annually at 10.0%	250	—
Senior Subordinated Notes. Matures December 1, 2016. Interest is payable semi-annually at a coupon rate of 11.5%, with a yield-to-maturity of 11.68% as the notes were issued at a discount of $7.	379	379
Second-Lien Senior Secured Notes. Matures June 15, 2014. Interest is payable semi-annually in cash at 12.5%.	183	179
Agricultural Bank of China Fixed Asset Loan denominated in RMB. Matures June 30, 2015. Interest on borrowings is based on 101% of the People's Bank of China reference rate. The weighted average interest rate at June 30, 2012 and December 31 ,2011 was 6.51%. Interest is payable quarterly.	30	30
Agricultural Bank of China Revolving Working Capital Loan denominated in RMB. Matures June 30, 2012. Interest on borrowings is based on 105% of the People's Bank of China reference rate. The weighted average interest rate at June 30, 2012 and December 31, 2011 was 6.88%. Interest is payable quarterly.	16	16
India Bank Medium Term Loan denominated in INR. Matures June 20, 2015. Interest on borrowings is set annually and is based on 99.5% of India Bank’s Benchmark Prime Lending Rate plus a Tenor Fee of 0.5%. The interest rate at June 30, 2012 and December 31, 2011 was 14.75% and 15.00%, respectively. Interest is payable monthly.	3	4
Total long-term debt	2,955	2,931
Less current installments	30	36
Long-term debt, excluding current installments	$2,925	$2,895

(8)	Income Taxes
The effective tax rate was (5)% and 300% for the fiscal three-month periods ended June 30, 2012 and July 3, 2011, respectively. The effective tax rate was (3)% and 193% for the fiscal six-month periods ended June 30, 2012 and July 3, 2011, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of the Company's net deferred tax assets and a valuation allowance release in certain non-U.S. jurisdictions in 2011, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which the Company operates.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company's assessment that the net deferred tax assets will likely not be realized.

For the fiscal three and six-month periods ended June 30, 2012, income taxes include discrete tax adjustments of $0 and $0, respectively. For the fiscal three and six-month periods ended July 3, 2011, income taxes include unfavorable discrete tax adjustments of $6 and $14, respectively, pertaining to foreign currency exchange gains in certain jurisdictions that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2011 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $374, which could result in a tax obligation of $132, based on currency exchange rates as of June 30, 2012. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

(9) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
(b) Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company's best estimate of discounted future costs. As of June 30, 2012 and December 31, 2011, the Company had recognized obligations of $6 and $8, respectively, for remediation costs at the Company's manufacturing facilities and offsite landfills. These amounts are included in "Other liabilities" in the accompanying Condensed Consolidated Balance Sheets.

(10)	Pension Plans and Other Postretirement Benefits
The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three and six-month periods ended June 30, 2012 and July 3, 2011:

	Pension		Postretirement
	Fiscal three-month period ended
	June 30, 2012	July 3, 2011	June 30, 2012	July 3, 2011
Service cost	$7	$7	$—	$—
Interest cost	3	3	1	1
Amortization of prior service cost (benefit)	—	—	1	1
Expected return on plan assets	(2)	(2)	—	—
Other	(1)	—	—	—
Total	$7	$8	$2	$2

	Pension		Postretirement
	Fiscal six-month period ended
	June 30, 2012	July 3, 2011	June 30, 2012	July 3, 2011
Service cost	$14	$13	$1	$1
Interest cost	6	5	2	2
Amortization of prior service cost (benefit)	—	—	1	1
Expected return on plan assets	(4)	(3)	—	—
Other	—	—	—	—
Total	$16	$15	$4	$4
In 2012, the Company expects to contribute approximately $16 and $3 to the Company’s Domestic and Foreign plans,

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

respectively. The Company contributed $4 and $8 to its Domestic plans during both the fiscal three and six-month periods ended June 30, 2012.

The Company's U.S. defined benefit plan provides benefits to substantially all U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining agreements with U.S. labor unions. In June 2012, the Company announced that benefits under the U.S. defined benefit plan will be frozen effective as of August 31, 2012 for all U.S. employees except those subject to such collective bargaining agreements. As a result of this action, the Company remeasured its pension plan obligations for the U.S. defined benefit plan based on actuarially determined estimates, using a June 30, 2012 measurement date. This remeasurement resulted in the Company recognizing a curtailment gain of $1 on domestic pension benefits during the fiscal three-month period ended June 30, 2012.

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

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended June 30, 2012:
Net sales (a)	$568	$59	$—	$627
Operating income (loss) (b)	(19)	6	(11)	(24)
Depreciation and amortization	41	7	—	48
Capital expenditures	19	5	—	24

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal three-month period ended July 3, 2011:
Net sales (a)	$640	$88	$—	$728
Operating income (loss) (b)	56	22	(8)	70
Depreciation and amortization	41	7	—	48
Capital expenditures	22	5	—	27

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended June 30, 2012:
Net sales (a)	$1,104	$116	$—	$1,220
Operating income (loss) (b)	(12)	8	(25)	(29)
Depreciation and amortization	81	13	—	94
Capital expenditures	35	10	—	45
_

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Silicones	Quartz	Corporate and other items (c)	Total
Fiscal six-month period ended July 3, 2011:
Net sales (a)	$1,212	$176	$—	$1,388
Operating income (loss) (b)	107	44	(8)	143
Depreciation and amortization	84	14	—	98
Capital expenditures	37	8	—	45
________________

(a)	There were no intersegment sales during the fiscal three and six-month periods ended June 30, 2012 or July 3, 2011.

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

	Fiscal three-month period ended		Fiscal six-month period ended
	June 30, 2012	July 3, 2011	June 30, 2012	July 3, 2011
Net sales:
United States	$197	$221	$382	$436
Canada	11	11	21	23
Pacific	197	226	375	418
Europe	195	240	387	453
Mexico and Brazil	27	30	55	58
	$627	$728	$1,220	$1,388

	June 30, 2012	December 31, 2011
Total long-lived assets:
United States	$561	$579
Canada	19	18
Pacific	794	826
Europe	602	628
Mexico and Brazil	6	7
	$1,982	$2,058

(12)     Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
As of June 30, 2012, the Company had outstanding $250 in aggregate principal amount of senior secured notes, $200 in aggregate principal amount of second-lien senior notes, $1,161 in aggregate principal amount of springing lien Dollar notes, € 133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the fiscal three and six-month periods ended June 30, 2012 and July 3, 2011 and Condensed Consolidated Statements of Cash Flows for the fiscal six-month periods ended June 30, 2012 and July 3, 2011 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet as of June 30, 2012:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7	$3	$105	$—	$115
Accounts receivable	—	86	256	—	342
Due from affiliates	—	78	22	(96)	4
Inventories		184	214	—	398
Prepaid expenses	—	9	5	—	14
Deferred income taxes	—	1	8	—	9
Other current assets	—	8	35	—	43
Total current assets	7	369	645	(96)	925
Property and equipment, net	—	481	566	—	1,047
Other long-term assets	57	9	23	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,386	(169)	—	(1,217)	—
Intercompany borrowing	—	1,103	40	(1,143)	—
Intangible assets, net	—	80	432	—	512
Goodwill	—	—	423	—	423
Total assets	$1,450	$1,873	$2,154	$(2,456)	$3,021
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$84	$226	$—	$310
Short-term borrowings	—	—	4	—	4
Accrued expenses and other liabilities	1	69	96	—	166
Accrued interest	62	—	—	—	62
Due to affiliates	5	21	78	(96)	8
Accrued income taxes	—	—	7	—	7
Deferred income taxes	—	—	20	—	20
Current installments of long-term debt	—	—	30	—	30
Total current liabilities	68	174	461	(96)	607
Long-term debt	2,141	35	749	—	2,925
Other liabilities	—	7	39	—	46
Pension liabilities	—	191	106	—	297
Intercompany Borrowings	142	80	921	(1,143)	—
Deferred income taxes	—	—	47	—	47
Total liabilities	2,351	487	2,323	(1,239)	3,922
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,939	532	(2,471)	605
Accumulated deficit	(1,722)	(769)	(964)	1,733	(1,722)
Accumulated other comprehensive income	216	216	263	(479)	216
Total Momentive Performance Materials Inc.’s equity (deficit)	(901)	1,386	(169)	(1,217)	(901)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(901)	1,386	(169)	(1,217)	(901)
Total liabilities and equity (deficit)	$1,450	$1,873	$2,154	$(2,456)	$3,021

Condensed Consolidating Balance Sheet as of December 31, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$41	$3	$159	$—	$203
Accounts receivable	—	82	233	—	315
Due from affiliates	3	60	30	(85)	8
Inventories	—	193	201	—	394
Prepaid expenses	—	11	3	—	14
Deferred income taxes	—	1	9	—	10
Other current assets	—	11	38	—	49
Total current assets	44	361	673	(85)	993
Property and equipment, net	—	495	589	—	1,084
Other long-term assets	55	9	25	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,415	(85)	—	(1,330)	—
Intercompany borrowing	—	1,103	63	(1,166)	—
Intangible assets, net	—	84	458	—	542
Goodwill	—	—	432	—	432
Total assets	$1,514	$1,967	$2,265	$(2,581)	$3,165
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$93	$219	$—	$312
Short-term borrowings	—	—	3	—	3
Accrued expenses and other liabilities	2	62	98	—	162
Accrued interest	61	—	1	—	62
Due to affiliates	14	26	60	(85)	15
Accrued income taxes	—	—	2	—	2
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	77	181	438	(85)	611
Long-term debt	1,891	—	1,004	—	2,895
Other liabilities	—	9	42	—	51
Pension liabilities	—	186	106	—	292
Intercompany Borrowings	282	176	708	(1,166)	—
Deferred income taxes	—	—	52	—	52
Total liabilities	2,250	552	2,350	(1,251)	3,901
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,911	567	(2,478)	605
Accumulated deficit	(1,569)	(724)	(925)	1,649	(1,569)
Accumulated other comprehensive income	228	228	273	(501)	228
Total Momentive Performance Materials Inc.’s equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Total liabilities and equity (deficit)	$1,514	$1,967	$2,265	$(2,581)	$3,165

Condensed Consolidating Statements of Operations for the fiscal three-month period ended June 30, 2012:

	Fiscal three-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$270	$488	$(131)	$627
Costs and expenses:
Cost of sales, excluding depreciation	—	201	388	(131)	458
Selling, general and administrative expenses	(7)	72	63	—	128
Depreciation and amortization expenses	—	21	27	—	48
Research and development expenses	—	12	5	—	17
Operating income (loss)	7	(36)	5	—	(24)
Other income (expense):
Interest income	—	25	1	(25)	1
Interest expense	(54)	(2)	(34)	25	(65)
Other income (expense), net	—	—	8	—	8
Gain (loss) on extinguishment and exchange of debt	4	5	(15)	—	(6)
Income (loss) before income taxes and earnings from unconsolidated entities	(43)	(8)	(35)	—	(86)
Income taxes (benefit)	—	(1)	5	—	4
Income (loss) before earnings from unconsolidated entities	(43)	(7)	(40)	—	(90)
Earnings from unconsolidated entities	(45)	(38)	2	83	2
Net income (loss)	(88)	(45)	(38)	83	(88)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(88)	$(45)	$(38)	$83	$(88)
Comprehensive (loss) income	$(69)	$(26)	$(21)	$47	$(69)

Condensed Consolidating Statements of Operations for the fiscal three-month period ended July 3, 2011:

	Fiscal three-month period ended July 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$300	$571	$(143)	$728
Costs and expenses:
Cost of sales, excluding depreciation	—	207	422	(143)	486
Selling, general and administrative expenses	9	47	48	—	104
Depreciation and amortization expenses	—	19	29	—	48
Research and development expenses	—	13	7	—	20
Operating income (loss)	(9)	14	65	—	70
Other income (expense):
Interest income	—	26	2	(28)	—
Interest expense	(53)	(3)	(37)	28	(65)
Other income (expense), net	—	—	—	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(62)	37	30	—	5
Income taxes (benefit)	—	—	15	—	15
Income (loss) before earnings from unconsolidated entities	(62)	37	15	—	(10)
Earnings from unconsolidated entities	51	14	—	(65)	—
Net income (loss)	(11)	51	15	(65)	(10)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(11)	$51	$14	$(65)	$(11)
Comprehensive (loss) income	$1	$63	26	$(89)	$1

Condensed Consolidating Statements of Operations for the fiscal six-month period ended June 30, 2012:

	Fiscal six-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$522	$940	$(242)	$1,220
Costs and expenses:
Cost of sales, excluding depreciation	—	393	732	(242)	883
Selling, general and administrative expenses	6	123	108	—	237
Depreciation and amortization expenses	—	39	55	—	94
Research and development expenses	—	24	11	—	35
Operating income (loss)	(6)	(57)	34	—	(29)
Other income (expense):
Interest income	—	51	2	(52)	1
Interest expense	(106)	(5)	(68)	52	(127)
Other income (expense), net	—	—	11	—	11
Gain (loss) on extinguishment and exchange of debt	4	5	(15)	—	(6)
Income (loss) before income taxes and earnings from unconsolidated entities	(108)	(6)	(36)	—	(150)
Income taxes (benefit)	—	(1)	5	—	4
Income (loss) before earnings from unconsolidated entities	(108)	(5)	(41)	—	(154)
Earnings from unconsolidated entities	(45)	(40)	1	85	1
Net income (loss)	(153)	(45)	(40)	85	(153)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(153)	$(45)	$(40)	$85	$(153)
Comprehensive (loss) income	$(165)	$(57)	$(53)	$110	$(165)

Condensed Consolidating Statements of Operations for the fiscal six-month period ended July 3, 2011:

	Fiscal six-month period ended July 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$605	$1,081	$(298)	$1,388
Costs and expenses:
Cost of sales, excluding depreciation	—	411	790	(298)	903
Selling, general and administrative expenses	25	93	86	—	204
Depreciation and amortization expenses	—	38	60	—	98
Research and development expenses	—	27	13	—	40
Operating income (loss)	(25)	36	132	—	143
Other income (expense):
Interest income	—	52	4	(56)	—
Interest expense	(107)	(6)	(72)	56	(129)
Other income (expense), net	3	(1)	(2)	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(129)	81	62	—	14
Income taxes (benefit)	—	—	27	—	27
Income (loss) before earnings from unconsolidated entities	(129)	81	35	—	(13)
Earnings from unconsolidated entities	115	34	—	(149)	—
Net income (loss)	(14)	115	35	(149)	(13)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(14)	$115	$34	$(149)	$(14)
Comprehensive (loss) income	$(17)	$112	$31	$(143)	$(17)

Condensed Consolidating Statement of Cash Flows for the fiscal six-month periods ended June 30, 2012:

	Fiscal six-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations		Consolidated
Net cash provided by (used in) operating activities	$(70)	$(7)	$57		$(48)		$(68)
Cash flows from investing activities:
Capital expenditures	—	(21)	(24)		—		(45)
Purchases of intangible assets	—	(1)	—		—		(1)
Proceeds from return of capital	—	24	—		(24)		—
Net cash used in investing activities	—	2	(24)	—	(24)	—	(46)
Cash flows from financing activities:
Debt issuance costs	(5)	—	(3)		—		(8)
Increase in short-term borrowings	—	—	1		—		1
Proceeds from long-term debt	275	60	134		—		469
Dividends paid within MPM Inc.	—	—	(48)		48		—
Payments of long-term debt	(25)	(25)	(390)		—		(440)
Return of capital	—	—	(24)		24		—
Net borrowings with affiliates	(213)	(30)	243		—		—
Net cash provided by (used in) financing activities	32	5	(87)		72		22
Increase (decrease) in cash and cash equivalents	(38)	—	(54)		—		(92)
Effect of exchange rate changes on cash	4	—	—		—		4
Cash and cash equivalents, beginning of period	41	3	159		—		203
Cash and cash equivalents, end of period	$7	$3	$105		$—		$115

Condensed Consolidating Statement of Cash Flows for the fiscal six-month periods ended July 3, 2011:

	Fiscal six-month period ended July 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(35)	$88	$85	$(52)	$86
Cash flows from investing activities:
Capital expenditures	—	(21)	(24)	—	(45)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(22)	(24)	—	(46)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc.	—	—	(52)	52	—
Decrease in short-term borrowings	—	—	(2)	—	(2)
Proceeds from long-term debt	—	—	52	—	52
Payments of long-term debt	—	—	(58)	—	(58)
Net borrowings between affiliates	59	(62)	3	—	—
Net cash provided by (used in) financing activities	54	(62)	(57)	52	(13)
Increase (decrease) in cash and cash equivalents	19	4	4	—	27
Effect of exchange rate changes on cash	19	—	(21)	—	(2)
Cash and cash equivalents, beginning of period	31	1	222	—	254
Cash and cash equivalents, end of period	$69	$5	$205	$—	$279

(13)	Subsequent Events
On July 17, 2012, the Board of Directors of the Company approved plans to realign the Company's businesses globally. These actions are part of the Company's initiatives to better service its customers and improve its cost position, while continuing to invest in global growth opportunities. As a result of the realignment, the Company expects to reduce its workforce by approximately 6%.

In connection with the workforce reductions, the Company expects to incur one-time pretax charges related to severance and other benefits of approximately $30, $14 to $18 of which is anticipated to be recognized in 2012 with the remainder to be recognized in 2013. Substantially all of these charges will result in cash expenditures.
The Company has evaluated subsequent events from the balance sheet date through August 8, 2012, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

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
Overview and Outlook
Business Overview
Momentive Performance Materials Inc., together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”) believes that it is one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz segment manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers' products.
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
We anticipate that the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and are currently targeting $58 million of cost savings related to the Momentive Combination. Through June 30, 2012, we realized $48 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 6 to 12 months.
First Half 2012 Overview

•
Net sales decreased $168 million in the first half of 2012, as compared to the same period in 2011, primarily due to a decrease in price and mix shift of $125 million, unfavorable exchange rate fluctuations of $23 million and a decrease in volume of $20 million.

•
Operating loss in the first half of 2012 was $29 million, down $172 million when compared to operating income of $143 million from the same period in 2011 primarily driven by inflation in raw material and processing costs, mix shift, unfavorable exchange rate fluctuations and decreases in price and volume.

•
During the first half of 2012, we realized approximately $13 million and $3 million in cost savings as a result of the Shared Services Agreement with MSC and other initiatives, respectively. As of June 30, 2012, we have approximately $21 million and $33 million of in-process cost savings that we expect to achieve over the next 12 to 18 months in connection with the Shared Services Agreement and other initiatives, respectively.

•
In April 2012, we incurred incremental term loans due May 2015 under our senior secured credit facilities in an aggregate principal amount of $175 million. Net consideration from the transaction (which consisted of a combination of cash and rollover debt after discounts and fees), together with cash on hand, was used to extinguish $178 million aggregate U.S. dollar equivalent principal amount of existing term loans maturing December 2013, effectively extending these maturities by approximately two years . The new term loans bear interest at an adjusted LIBOR rate plus an applicable margin of 3.50%.

•
In May 2012, we issued $250 million aggregate principal amount of 10% senior secured notes due 2020 at an issue price of 100% (the "Senior Secured Notes"). We used the net proceeds to repay $240 million aggregate principal amount of our existing term loans maturing May 2015 under our senior secured credit facilities, effectively extending these maturities by approximately five years.

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

Due to worldwide economic developments, the outlook for the second half of 2012 for our business is difficult to predict. In the second quarter of 2012, we experienced a sequential sales increase of 6% in our silicones business, with results rebounding modestly from the recent low in the fourth quarter of 2011. Sales at our Quartz segment also increased slightly in the second quarter, as compared to the first quarter of 2012, but business continues to be weak as a result of the cyclical downturn in the semiconductor capital equipment industry. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness in China and other Asia Pacific countries and general lack of consumer confidence, as well as continued over-capacity in our industry, will continue to adversely impact our results in the second half of the year.

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

In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MSC in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We have begun to execute restructuring and cost reduction programs with $33 million of in-process cost savings. We continue to evaluate additional actions that could lead to more significant restructuring, exit and disposal costs and asset impairments.

We expect long-term raw material cost fluctuations to continue because of price movements of key feedstocks. To help mitigate the fluctuations in raw material pricing, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a lead-lag impact during which margins are negatively impacted in the short term when raw material prices increase and are positively impacted in the short term when raw material prices fall. We continue to implement selective pricing actions to compensate for the increase in raw materials expected during 2012.

We remain optimistic about our position in the global markets when they recover to more stable conditions.

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal three and six-month periods ended June 30, 2012 and July 3, 2011:
Fiscal three-month period ended June 30, 2012 compared to fiscal three-month period ended July 3, 2011 (Unaudited)

(in millions)	Fiscal three-month period ended
	June 30, 2012		July 3, 2011
Net sales	$627	100%	$728	100%
Costs and expenses:
Cost of sales, excluding depreciation	458	73%	486	67%
Selling, general and administrative expenses & depreciation	161	26%	143	20%
Research and development expenses	17	3%	20	3%
Restructuring and other costs	15	2%	9	1%
Operating (loss) income	(24)	(4)%	70	10%
Other income (expense)
Interest expense, net	(64)	(10)%	(65)	(9)%
Other income, net	8	—	—	—%
Loss on extinguishment and exchange of debt	(6)	—	—	—%
(Loss) income before income taxes and earnings from unconsolidated entities	(86)	(14)%	5	1%
Income taxes	4	1%	15	2%
Loss before earnings from unconsolidated entities	(90)	(14)%	(10)	(1)%
Earnings from unconsolidated entities, net of tax	2	—	—	—%
Net loss	(88)	(14)%	(10)	(1)%
Net income attributable to the noncontrolling interest	—	—	(1)	—%
Net loss attributable to Momentive Performance Materials Inc.	$(88)	(14)%	$(11)	(2)%
Net Sales by Segment
Silicones	$568	91%	$640	88%
Quartz	59	9%	88	12%
Total	$627	100%	$728	100%

Net Sales. Net sales in the fiscal three-month period ended June 30, 2012 were $627 million, compared to $728 million for the fiscal three-month period ended July 3, 2011 (the "second quarter in 2011"), a decrease of $101 million or 14%. The decrease was primarily due to a decrease in price and mix shift of $76 million, exchange rate fluctuations of $22 million and a decrease in volume of $3 million.
Net sales for our Silicones segment in the fiscal three-month period ended June 30, 2012 were $568 million, compared to $640 million for the second quarter in 2011, a decrease of $72 million or 11%. The decrease was primarily due to a decrease in price and mix shift of $77 million and exchange rate fluctuations of $21 million, partially offset by an increase in volume of $26 million. Our Silicones segment was negatively impacted by lower sales in the automotive, electronics and industrial sectors. Compared to the first quarter of 2012, net sales for our Silicones segment increased by $32 million primarily due to an increase in volume.
Net sales for our Quartz segment in the fiscal three-month period ended June 30, 2012 were $59 million, compared to $88 million for the second quarter in 2011, a decrease of $29 million or 33%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products. Compared to the first quarter of 2012, net sales for our Quartz segment increased by $2 million due to a slight increase in volume.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended June 30, 2012 was $458 million, compared to $486 million for the second quarter in 2011, a decrease of $28 million or 6%. The decrease was primarily due to exchange rate fluctuations of $21 million and the impact of lower sales, partially offset by inflation in raw material and processing costs of $17 million and lower factory leverage.
Cost of sales, excluding depreciation, for our Silicones segment was $421 million, compared to $440 million for the second quarter in 2011, a decrease of $19 million or 4%. The decrease was primarily due to exchange rate fluctuations of $20 million and the impact of lower sales, partially offset by inflation in raw material and processing costs of $15 million and lower factory leverage.
Cost of sales, excluding depreciation, for our Quartz segment was $37 million for the fiscal three-month period ended June 30, 2012, compared to $46 million in the second quarter in 2011, a decrease of $9 million or 20%. The decrease was primarily due to lower volume of $15 million, partially offset by inflation in raw material and processing costs of $2 million and lower factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended June 30, 2012 were $161 million, compared to $143 million for the second quarter in 2011. The increase was due to exchange rate fluctuations of $13 million (primarily relating to the translation of debt denominated in a currency other than the functional currency) and inflation of $2 million, partially offset by savings realized in connection with the Shared Services Agreement with MSC of $3 million.
Research and Development Expenses. Research and development expenses in the fiscal three-month period ended June 30, 2012 were $17 million, compared to $20 million for the second quarter in 2011, a decrease of $3 million or 15%. The decrease was primarily related to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended June 30, 2012 were $15 million, compared to $9 million for the second quarter in 2011. For the fiscal three-month period ended June 30, 2012, these costs were comprised of restructuring costs (primarily severance payments associated with workforce reductions) of $12 million and other costs (primarily one-time payments for services and integration costs) of $3 million. For the fiscal three-month period ended July 3, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with workforce reductions) of $1 million and other costs (primarily one-time payments for services and integration costs) of $8 million. See Note 3 to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the fiscal three-month period ended June 30, 2012 was $64 million, compared to $65 million for the second quarter in 2011, a decrease of $1 million or 2%.
Other Income, Net. Other income, net in the fiscal three-month period ended June 30, 2012 was $8 million, compared to $0 million for the second quarter in 2011. Other income, net during the fiscal three-month period ended June 30, 2012, was primarily the result of gain from the sale of a building lease option to a third party.
Loss on Extinguishment and Exchange of Debt. In connection with our debt refinancing transactions in April and May 2012, we recognized a loss on the extinguishment and exchange of debt of $6 million.
Income Taxes. The effective tax rate was (5)% and 300% for the fiscal three-month periods ended June 30, 2012 and July 3, 2011, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
Income taxes for the fiscal three-month periods ended June 30, 2012 and July 3, 2011 included unfavorable discrete tax adjustments of $0 and $6 million, respectively, primarily pertaining to foreign currency exchange gains in certain jurisdictions in 2011 that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2011 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $374 million, which could result in a tax obligation of $132 million, based on currency exchange rates as of June 30, 2012. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal three-month period ended June 30, 2012 was $88 million, compared to $11 million for the second quarter in 2011. The change was a result of the effects described above.

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollars and percentages of net sales, for the fiscal six-month periods ended June 30, 2012 and July 3, 2011:
Fiscal six-month periods ended June 30, 2012 compared to fiscal six-month periods ended July 3, 2011 (Unaudited)

(in millions)	Fiscal six-month periods ended
	June 30, 2012		July 3, 2011
Net sales	$1,220	100%	$1,388	100%
Costs and expenses:
Cost of sales, excluding depreciation	883	72%	903	65%
Selling, general and administrative expenses & depreciation	307	25%	288	21%
Research and development expenses	35	3%	40	3%
Restructuring and other costs	24	2%	14	1%
Operating (loss) income	(29)	(2)%	143	10%
Other income (expense)
Interest expense, net	(126)	(10)%	(129)	(9)%
Other income, net	11	—	—	—%
Loss on extinguishment and exchange of debt	(6)	—	—	—%
(Loss) income before income taxes and earnings from unconsolidated entities	(150)	(12)%	14	1%
Income taxes	4	—%	27	2%
Loss before earnings from unconsolidated entities	(154)	(13)%	(13)	(1)%
Earnings from unconsolidated entities, net of tax	1	—	—	—%
Net loss	(153)	(13)%	(13)	(1)%
Net income attributable to the noncontrolling interest	—	—	(1)	—%
Net loss attributable to Momentive Performance Materials Inc.	$(153)	(13)%	$(14)	(1)%
Net Sales by Segment
Silicones	$1,104	90%	$1,212	87%
Quartz	116	10%	176	13%
Total	$1,220	100%	$1,388	100%

Net Sales. Net sales in the fiscal six-month period ended June 30, 2012 were $1,220 million, compared to $1,388 million for the fiscal six-month period ended July 3, 2011 (the "first half of 2011"), a decrease of $168 million or 12%. The decrease was primarily due to a decrease in price and mix shift of $125 million, exchange rate fluctuations of $23 million and a decrease in volume of $20 million.
Net sales for our Silicones segment in the fiscal six-month period ended June 30, 2012 were $1,104 million, compared to $1,212 million for the first half of 2011, a decrease of $108 million or 9%. The decrease was primarily due to a decrease in price and mix shift of $126 million and exchange rate fluctuations $22 million, partially offset by an increase in volume of $40 million. Sales in our Silicones segment were negatively impacted by lower sales in the automotive, electronics and industrial sectors.
Net sales for our Quartz segment in the fiscal six-month period ended June 30, 2012 were $116 million, compared to $176 million for the first half in 2011, a decrease of $60 million or 34%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal six-month period ended June 30, 2012 was $883 million, compared to $903 million for the first half of 2011, a decrease of $20 million or 2%. The decrease was primarily due to exchange rate fluctuations of $22 million and the impact of lower sales, partially offset by inflation in raw material and processing costs of $47 million and lower factory leverage.

Cost of sales, excluding depreciation, for our Silicones segment was $811 million, compared to $811 million for the first half of 2011. Impacting cost of sales, excluding depreciation were exchange rate fluctuations of $21 million and the impact of lower sales, partially offset by inflation in raw material and processing costs of $44 million and lower factory leverage.
Cost of sales, excluding depreciation, for our Quartz segment was $72 million for the fiscal six-month period ended June 30, 2012, compared to $92 million in the first half in 2011, a decrease of $20 million or 21%. The decrease was primarily due to lower volume of $31 million, partially offset by inflation in raw material and processing costs of $3 million and lower factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal six-month period ended June 30, 2012 were $307 million, compared to $288 million for the first half of 2011. The increase was due to exchange rate fluctuations of $20 million (primarily relating to the translation of debt denominated in a currency other than the functional currency) and inflation of $3 million, partially offset by savings realized in connection with the Shared Services Agreement with MSC of $7 million and lower depreciation of $3 million.
Research and Development Expenses. Research and development expenses in the fiscal six-month period ended June 30, 2012 were $35 million, compared to $40 million for the first half of 2011, a decrease of $5 million or 13%. The decrease was primarily related to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the fiscal six-month period ended June 30, 2012 were $24 million, compared to $14 million for the first half of 2011. For the fiscal six-month period ended June 30, 2012, these costs were comprised of restructuring costs (primarily severance payments associated with workforce reductions) of $16 million and other costs (primarily one-time payments for services and integration costs) of $8 million. For the fiscal six-month period ended July 3, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with workforce reductions) of $3 million and other costs (primarily one-time payments for services and integration costs) of $11 million. See Note 3 to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the fiscal six-month period ended June 30, 2012 was $126 million, compared to $129 million for the first half of 2011, a decrease of $3 million or 3%.
Other Income, Net. Other income, net in the fiscal six-month period ended June 30, 2012 was $11 million, compared to $0 million for the first half of 2011. Other income, net during the fiscal six-month period ended June 30, 2012 was primarily the result of a gain from the sale of a building lease option to a third party and a royalty payment received from our siloxane joint venture.
Loss on Extinguishment and Exchange of Debt. In connection with our debt refinancing transactions in April and May 2012, we recognized a loss on the extinguishment and exchange of debt of $6 million.
Income Taxes. The effective tax rate was (3)% and 193% for the fiscal six-month periods ended June 30, 2012 and July 3, 2011, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
Income taxes for the fiscal six-month periods ended June 30, 2012 and July 3, 2011 included unfavorable discrete tax adjustments of $0 and $14 million, respectively, primarily pertaining to foreign currency exchange gains in certain jurisdictions in 2011 that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2011 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $374 million, which could result in a tax obligation of $132 million, based on currency exchange rates as of June 30, 2012. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal six-month period ended June 30, 2012 was $153 million, compared to $14 million for the first half of 2011. The change was a result of the effects described above.

Liquidity and Capital Resources

We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our senior secured credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.
We had $2,955 million of indebtedness at June 30, 2012. Accordingly, we have significant debt service obligations. In addition, at June 30, 2012, we had $339 million in liquidity, including $115 million of unrestricted cash and cash equivalents (of which $105 million is maintained in foreign jurisdictions), and $224 million of borrowings available under our revolving credit facility. A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at June 30, 2012 is as follows:

(dollars in millions)	June 30, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales

Accounts receivable	$342	13.9%	$315	11.9%
Inventories	398	16.1%	394	14.9%
Trade payables	(310)	(12.6)%	(312)	(11.8)%
Net working capital	$430	17.4%	$397	15.0%
The increase in net working capital of $33 million from December 31, 2011 was due primarily to an increase in receivables reflecting the increase in volume in the first half of 2012. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.
We have entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. For the fiscal six months ended June 30, 2012 and July 3, 2011, we effectively accelerated the timing of cash receipts by $24 million and $0 million, respectively. We may continue to accelerate cash receipts through accounts receivable sale agreements, as appropriate.
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Fiscal six-month period ended
	June 30, 2012	July 3, 2011
	(dollars in millions)
Cash (used in) provided by operating activities	$(68)	$86
Cash used in investing activities	(46)	(46)
Cash provided by (used in) financing activities	22	(13)
Decrease in cash and cash equivalents, before effect of exchange rate changes on cash	$(92)	$27

Operating activities. Cash used by operating activities was $68 million in the fiscal six-month period ended June 30, 2012, compared to cash provided by operations of $86 million in the fiscal six-month period ended July 3, 2011. Net loss of $153 million included $104 million of non-cash and non-operating income items, of which $94 million was for depreciation and amortization, $9 million was in amortization of deferred debt discount and issuance costs, $6 million was for a loss on the extinguishment of debt, slightly offset by $4 million for deferred taxes and earnings from unconsolidated entities of $1. Net working capital used $40 million of cash driven by an increase in our accounts receivable of $33 million and inventories of $10 million, partially offset by an increase in trade payables of $3 million. Other assets and liabilities provided cash of $21 million reflecting an increase in pension liabilities of $11 million, an increase in accrued expenses and other liabilities of $7 million, a decrease in prepaid expenses and other assets of $5 million, and an increase in accrued income taxes of $2 million, partially offset by a decrease in due to/due from affiliates of $4 million.
For the fiscal six-month period ended July 3, 2011, net loss of $14 million included $125 million of non-cash and non-operating income items, of which $98 million was for depreciation and amortization, $18 million was for deferred taxes and $7 million was in amortization of deferred debt discount and issuance costs. Net working capital used $52 million in cash driven by an increase in our accounts receivable of $44 million and inventories of $35 million, partially offset by an increase in accounts payable of $27 million. Other assets and liabilities provided $25 million in cash primarily reflecting the increase in accrued interest.
Investing activities. Cash used in investing activities was $46 million in the fiscal six-month period ended June 30, 2012, compared to $46 million in the fiscal six-month period ended July 3, 2011. Cash used in investing activities in the fiscal six-month period ended June 30, 2012 primarily consisted of ongoing expenditures of $45 million for environmental, health and safety compliance and maintenance projects. Cash used in investing activities in the fiscal six-month period ended July 3, 2011 primarily consisted of ongoing expenditures of $45 million for environmental, health and safety compliance and maintenance projects.
Financing activities. Cash provided from financing activities was $22 million in the fiscal six-month period ended June 30, 2012, compared to cash used of $13 million in the fiscal six-month period ended July 3, 2011. Cash used in financing activities in the fiscal six-month period ended June 30, 2012 consisted primarily of proceeds from long-term debt of $469 million and an increase in short-term borrowings of $1 million, offset by principal payments of $440 million, and debt issuance costs of $8 million. Cash used by financing activities in the fiscal six-month period ended July 3, 2011 consisted of payments of long-term debt of $58 million, debt issuance costs of $5 million and a decrease in short-term borrowings of $2 million, offset by proceeds from long-term debt of $52 million.
For 2012, we expect the following significant cash outflows: interest payments on our fixed rate Senior Secured Notes, Second Lien Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $200 million in total (with a third quarter payment of approximately $60 million, and a fourth quarter payment of approximately $44 million); principal (due quarterly) and interest payments (due monthly) on our variable rate term loans under our senior secured credit facilities of approximately $7 million and $34 million (depending on interest rate and foreign exchange fluctuations), respectively; principal (due semi-annually) and interest (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively; global pension fund contributions of approximately $19 million and income tax payments estimated at $17 million. Capital spending in 2012 is expected to be between $100 million and $110 million, however, we continue to evaluate our level of capital spending. We expect to fund these significant outflows with available cash and cash generated from operations.
Our senior secured credit facilities at June 30, 2012 consisted of three tranches of variable-rate term loans in an aggregate U.S. dollar equivalent principal amount of approximately $739 million, a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million and a $33 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our wholly-owned subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH ("MPM GmbH"). The term loans, a portion of which are denominated in Euros, and our synthetic letter of credit facility are extended to MPM GmbH.
There were $35 million of borrowings outstanding under the revolving credit facility as of June 30, 2012. From time to time, we borrow on our revolving credit facility, as the needs of the our business dictate. The outstanding letters of credit under the revolving credit facility at June 30, 2012 were $41 million, leaving unused borrowing capacity of $224 million. Outstanding letters of credit issued under the synthetic letter of credit facility at June 30, 2012 were $32 million, leaving an unused capacity of $1 million.
Our term loans under the senior secured credit facilities mature on May 5, 2015 and bear interest at an adjusted LIBOR rate or an adjusted Euro LIBOR rate, as applicable, plus an applicable margin of 3.50%, in each case.
In April 2012, MPM GmbH incurred incremental term loans due May 2015 under our senior secured credit facilities in an aggregate principal amount of $175 million in the form of a new tranche of term loans denominated in U.S. dollars. Net consideration from the transaction (which consisted of a combination of cash and rollover debt after discounts and fees), together with cash on hand, was used to extinguish $178 million aggregate U.S. dollar equivalent principal amount of existing term loans maturing December 2013 under our senior secured credit facilities, effectively extending our debt maturity profile. The new term loans bear interest at an adjusted LIBOR rate plus an applicable margin of 3.50%.
In May 2012, we issued $250 million aggregate principal amount of 10% senior secured notes due 2020 at an issue price of 100%. We used the net proceeds to repay $240 million aggregate principal amount of existing term loans maturing May 2015 under our senior secured credit facilities, effectively extending our debt maturity profile.
Principal repayments on our term loans are due and payable in quarterly installments of approximately $1 million (depending on exchange rates) on the last day of each calendar quarter. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced to 25% or 0% depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement; (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). We did not have excess cash flow under the terms of the credit agreement in calendar year 2011. Although we had excess cash flow under the terms of our credit agreement in 2010, we were not required to prepay any of the term loans under subsection (1) above because the ratio of our net first-lien secured indebtedness to Adjusted EBITDA was below 1.5:1.
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
As of June 30, 2012, we had outstanding $250 million in aggregate principal amount of 10% Senior Secured Notes due 2020 (the “Senior Secured Notes”), $200 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the "Dollar Fixed-Rate Notes"), €133 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the "Euro Fixed-Rate Notes" and together with the Dollar Fixed-Rate Notes, the "Second-Priority Springing Lien Notes") and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Senior Secured Notes, Second Lien Notes, Second-Priority Springing Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
The Senior Secured Notes are guaranteed on a senior secured basis by our existing domestic subsidiaries that are our guarantors under our senior secured credit facilities and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Senior Secured Notes. The Senior Secured Notes are secured by a security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facilities and senior in priority to the liens on substantially the same collateral securing our Second Lien Notes. The Senior Secured Notes mature on October 15, 2020 and bear interest at a rate per annum of 10%, payable semiannually on April 15 and October 15 of each year, commencing on October 15, 2012.
The Second Lien Notes are guaranteed on a senior secured basis by our existing U.S. subsidiaries that are guarantors under our existing senior secured credit facilities and will be guaranteed on the same basis by any such future U.S. subsidiaries. The Second Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facilities. The Second Lien Notes mature on June 15, 2014 and bear interest at a rate per annum of 12.5%, payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2009.
The Second-Priority Springing Lien Notes are guaranteed on a senior unsecured (or, following the occurrence of certain events, a second-priority secured) basis by our existing domestic subsidiaries that are our guarantors under our senior secured credit facilities and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Second-Priority Springing Lien Notes. The portion of the Second-Priority Springing Lien Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9% and 9 1/2%, respectively, payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2011.
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
Our senior secured credit facilities contain various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our Senior Secured Notes, Second Lien Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit facility (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. In addition, our senior secured credit facilities and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to exceptions.
As of June 30, 2012, Momentive Performance Materials Nantong Co. Ltd. ("MPM Nantong") had outstanding borrowings of $30 million under a fixed asset loan agreement with Agricultural Bank of China ("ABOC"). The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. Remaining principal repayments under the fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2012 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly. The interest rate on the loan as of June 30, 2012 was 6.51%. MPM Nantong also entered into two working capital loan agreements with ABOC providing for revolving secured loans up to $16 million (subject to exchange rates), all of which were outstanding as of June 30, 2012. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually. The interest rate on these loans as of June 30, 2012 was 6.88%.
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

Contractual Obligations
The following table presents our contractual cash obligations as of December 31, 2011 related to our long-term debt, as adjusted for our debt refinancing transactions in April and May 2012.
We do not believe our other cash obligations have changed materially since December 31, 2011.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt	2,957	33	229	1,112	1,583
Interest on long term debt	1,776	248	491	391	646

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
In addition, at any time that loans or letters of credit are outstanding (and not cash collateralized) thereunder, our revolving credit facility (which is part of our senior secured credit facilities) requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. In addition, our ability to incur indebtedness or make investments is restricted under the indentures governing our notes unless we have an Adjusted EBITDA to fixed charges ratio (measured on a last twelve months, or LTM, basis) of at least 2.00 to 1.00. “Fixed charges” are defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of June 30, 2012, we were not able to satisfy this test. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under our senior secured credit facilities (including the use of unused borrowing capacity under the revolving credit facility, which was $224 million at June 30, 2012). Based on the forecast for the next 12 months, we have sufficient cash and available borrowing capacity to fund operations and pay liabilities as they come due in the normal course of business. On June 30, 2012, we were in compliance with the senior secured leverage ratio maintenance covenant, the other covenants under the credit agreement governing the senior secured credit facilities and the covenants under the indentures governing the notes.

Financial Measures that Supplement U.S. GAAP
EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted for non-recurring items and other adjustments permitted in calculating covenant compliance in the credit agreement governing our credit facilities and indentures governing the notes to test the permissibility of certain types of transactions. Adjusted EBITDA as presented in the table below corresponds to the definition of “EBITDA” calculated on a “Pro Forma Basis” used in the credit agreement and substantially conforms to the definition of “EBITDA” calculated on a pro forma basis used in the indentures. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA does not reflect: (a) our capital expenditures, future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; (d) tax payments that represent a reduction in cash available to us; (e) any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; (f) management fees that may be paid to Apollo; or (g) the impact of earnings or charges resulting from matters that we and the lenders under our senior secured credit facilities may not consider indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash, non-operating or non-recurring charges that are deducted in calculating net income, even though these are expenses that may recur, vary greatly and are difficult to predict and can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Further, as included in the calculation of Adjusted EBITDA below, the measure allows us to add estimated cost savings and operating synergies related to operational changes ranging from restructuring to acquisitions to dispositions as if such event occurred on the first day of the four consecutive fiscal quarter period ended on or before the occurrence of such event (which we refer to as "pro forma cost savings") and/or exclude one-time transition expenditures that we anticipate we will need to incur to realize cost savings before such savings have occurred. Adjusted EBITDA excludes the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents. We define Combined Adjusted EBITDA as Adjusted EBITDA modified to include the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents. Both Adjusted EBITDA and Combined Adjusted EBITDA include pro forma cost savings. Combined Adjusted EBITDA, excluding all pro forma cost savings, and Combined Adjusted EBITDA are important performance measures used by our senior management and the board of directors to evaluate operating results and allocate capital resources.
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
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) and Combined Adjusted EBITDA for the periods presented:

		Fiscal three-month period ended		Fiscal six-month period ended		Last twelve months ended
		June 30, 2012	July 3, 2011†	June 30, 2012	July 3, 2011†	June 30, 2012
		(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.		$(88)	$(11)	(153)	(14)	(280)
Loss (gain) on extinguishment and exchange of debt		6	—	6	—	(1)
Interest expense, net		64	65	126	129	253
Income taxes		4	15	4	27	4
Depreciation and amortization		48	48	94	98	193
EBITDA		34	117	77	240	169
Noncontrolling interest	(a)	—	1	—	1	—
Restructuring and other costs	(b)	15	9	24	14	45
Non cash and purchase accounting effects	(c)	14	(3)	11	(12)	26
Management fee and other	(d)	1	1	3	2	7
Combined Adjusted EBITDA, excluding all pro forma savings		$64	$125	115	245	247
Pro forma savings from Shared Services Agreement	(e)					21
Pro forma savings from other initiatives	(f)					33
Combined Adjusted EBITDA						$301
Exclusion of Unrestricted Subsidiary results	(g)					(19)
Adjusted EBITDA						$282

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$678
Senior Secured Leverage Ratio for the twelve-month period ended June 30, 2012		2.40

† The earthquake and tsunami on March 11, 2011 and related events reduced 2011 results.  The calculation of EBITDA, Adjusted EBITDA and Combined Adjusted EBITDA for the fiscal three-month and six-month periods ended July 3, 2011 were negatively impacted by $7 million and $16 million, respectively, related to these events.
____________________

(a)	Reflects the elimination of noncontrolling interests resulting from the sale of the Shenzhen joint venture in 2011.

(b)	Relates primarily to restructuring and other costs.

(c)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses, and (iv) impairment charges. For the fiscal three-month period ended June 30, 2012, non-cash items include unrealized foreign currency exchange loss of $14 million. For the fiscal three-month period ended July 3, 2011, non-cash items include: (i) unrealized foreign currency exchange gain of $4 million and (ii) stock-based compensation expense of $1 million.

(d)	Management Fees and Other include management and other fees to Apollo and affiliates and business optimization expenses.

(e)	Represents estimated cost savings, on a pro-forma basis, from the Shared Services Agreement with MSC.

(f)
Represents estimated cost savings, on a pro forma basis, from initiatives not related to the Shared Services Agreement implemented or being implemented by management, including headcount reductions and indirect cost savings. For the fiscal three-month period ended June 30, 2012, estimated cost savings include facility rationalizations and headcount reductions.

(g)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents.

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
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On January 1, 2012, we adopted the provisions of Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended existing fair value measurement guidance and is intended to align U.S. GAAP and International Financial Reporting Standards. The guidance requires several new disclosures, including additional quantitative information about significant unobservable inputs used in Level 3 fair value measurements and a qualitative description of the valuation process for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2011-04 also requires the disclosure of all fair value measurements by fair value hierarchy level, amongst other requirements. The adoption of ASU 2011-04 did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
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
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first half of 2012 applicable to our unaudited Condensed Consolidated Financial Statements.

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
There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material developments to our previous disclosures on this matter.

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

Risks Related to Our Business
<>If global economic conditions weaken again, it will negatively impact our business, results of operations and financial condition.
Global economic and financial market conditions, including severe market disruptions such as those that occurred in late 2008 and 2009 and the potential for a significant and prolonged global economic downturn, have impacted or could impact our business operations in a number of ways including, but not limited to, the following:

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

Due to worldwide economic developments, the outlook for the second half of 2012 for our business is difficult to predict. In the second quarter of 2012, we experienced a sequential sales increase of 6% in our silicones business, with results rebounding modestly from the recent low in the fourth quarter of 2011. Sales at our Quartz segment also increased slightly in the second quarter, as compared to the first quarter of 2012, but business continues to be weak as a result of the cyclical downturn in the semiconductor capital equipment industry. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness in China and other Asia Pacific countries and general lack of consumer confidence, as well as continued over-capacity in our industry, will continue to adversely impact our results in the second half of the year.
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
Our quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from only one supplier, Unimin Corporation ("Unimin"). While we continue to negotiate a new long-term supply agreement with Unimin, we recently amended our supply agreement with Unimin, extending the term of the agreement through September 30, 2012.

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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2011, we incurred capital expenditures of $23 million to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
<Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and continues to expand the scope of such legislation. The USEPA has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.
In addition, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been sent, treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be strict, joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved regardless of our fault or whether we are aware of the conditions giving rise to the liability. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property damages and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
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
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville, WV, we have provided letters of credit in the following amounts: $25.3 million for closure and post-closure care for the Waterford and the Sistersville facilities; and $10 million (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities. We are currently in discussions with the New York State Department of Environmental Conservation (the “NYSDEC”) regarding the renewal of our Waterford facility's hazardous waste permit. In connection with the renewal, the NYSDEC may increase the financial assurances we are required to provide for this facility, which may result in a material increase in the amount of letters of credit or other assurance we must deliver. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA. Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial position. For example, to the extent we issue letters of credit under our revolving credit facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under our revolving credit facility would be reduced.
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
Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, based upon modeled potential impacts on the aquatic environment, the Canadian government has listed as environmentally toxic octamethylcyclotetrasiloxane, or D4, a chemical substance that we manufacture. The Canadian government has issued regulations to minimize the discharge of D4 from industrial facilities into the aquatic environment. We cannot at this time estimate the effect of these regulations on us or our financial condition, cash flows and profitability, but it could be material. The European Union is also reviewing D4, as well as decamethylcyclopentasiloxane, or D5, another chemical substance we manufacture, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two chemical substances in the European Union. The USEPA has also stated that they are reviewing the potential environmental risks posed by these two substances to determine whether regulatory measures are warranted, and we and other silicones industry members are discussing with the USEPA the possibility of the silicones industry conducting certain studies to obtain relevant data. Finally, the Norwegian Climate and Pollution Agency has published a November 2011 study that identifies D4 and D5 as potential candidates for listing as persistent organic pollutants pursuant to the Stockholm Convention on Persistent Organic Pollutants (the "Stockholm Convention"), an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. Regulation of our products containing such substances by the European Union, Canada, the United States, parties to the Stockholm Convention and/or other jurisdictions would likely reduce our sales within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
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
Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmental advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability.
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
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers' efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the shared services agreement between us and MSC entered into on October 1, 2010 and amended on March 17, 2011 and referred to herein as the Shared Services Agreement may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MSC and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
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
We have substantial consolidated indebtedness. As of June 30, 2012, we had $2,959 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. Our annualized cash interest expense is projected to be approximately $248 million based on our consolidated indebtedness and interest rates at June 30, 2012, of which $214 million represents cash interest expense on fixed-rate obligations.
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
$818 million, or approximately 28%, of our borrowings as of June 30, 2012, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding as of June 30, 2012 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $8 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial consolidated indebtedness could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or in the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us;

•	it may limit our ability to borrow additional funds or dispose of assets; and

•	it may limit our ability to fully achieve possible cost savings from the Momentive Combination.

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

In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities, requires us to maintain a specified leverage ratio. At June 30, 2012, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of June 30, 2012, the aggregate principal amount outstanding of MPM Holdings' PIK notes due 2017 was $727 million. These notes accrue interest in-kind until maturity in June 2017.
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

Standard & Poor's Ratings Services and Moody's Investors Service maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings or put us on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

4.1
Indenture, dated as of May 25, 2012, by and among Momentive Performance Materials Inc., the Note Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. as trustee and collateral agent (filed as Exhibit 4.1 to our Form 8-K, filed on June 1, 2012)

4.2
Registration Rights Agreement, dated as of May 25, 2012, by and among Momentive Performance Materials Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers (filed as Exhibit 4.2 to our Form 8-K, filed on June 1, 2012)

10.1
Intercreditor Agreement, dated as of May 25, 2012, among JPMorgan Chase Bank, N.A., as Intercreditor Agent, The Bank Of New York Mellon Trust Company, N.A., as trustee and as collateral agent, Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., and each Subsidiary of Momentive Performance Materials Inc. listed on Schedule I thereto (filed as Exhibit 10.1 to our Form 8-K, filed on June 1, 2012)

10.2
Joinder and Supplement to Intercreditor Agreement, dated as of May 25, 2012, by and among The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, JPMorgan Chase Bank, N.A., as first priority representative under the Intercreditor Agreement, The Bank of New York Mellon Trust Company, N.A., as second priority representative under the Intercreditor Agreement, Momentive Performance Materials Inc., and each Subsidiary of Momentive Performance Materials Inc. listed on Schedule I thereto (filed as Exhibit 10.2 to our Form 8-K, filed on June 1, 2012)

10.3
Third Extension and Amendment to the Quartz Sand Products Purchase Agreement, effective as of June 30, 2012, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (filed as Exhibit 10.1 to our Form 8-K, filed on July 17, 2012)

10.4*	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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
August 8, 2012

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON	Chief Executive Officer, President and Director (Principal Executive Officer)	August 8, 2012
Craig O. Morrison

/s/ WILLIAM H. CARTER	Chief Financial Officer (Principal Financial Officer)	August 8, 2012
William H. Carter

/s/ BILLIE JO CUTHBERT	Controller (Principal Accounting Officer)	August 8, 2012
Billie Jo Cuthbert