Form 10-Q
period 2012-09-30
Momentive Performance Materials Inc.
filed 2012-11-13
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on November 13, 2012 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

		Page
Part I	Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations for the Fiscal Three and Nine-Month Periods ended September 30, 2012 and September 30, 2011	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Three and Nine-Month Periods ended September 30, 2012 and September 30, 2011	5
	Condensed Consolidated Statements of Cash Flows for the Fiscal Nine-Month Periods ended September 30, 2012 and September 30, 2011	6
	Condensed Consolidated Statements of Equity (Deficit) for the Fiscal Nine-Month Period ended September 30, 2012	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	44

Part II	Other Information

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62

Signatures		63

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$110	$203
Accounts receivable (net of allowance for doubtful accounts of $3)	307	315
Due from affiliates	1	8
Inventories (note 6)	399	394
Prepaid expenses	20	14
Deferred income taxes (note 8)	9	10
Other current assets	46	49
Total current assets	892	993
Property and equipment, net	1,040	1,084
Other long-term assets	89	89
Deferred income taxes (note 8)	24	25
Intangible assets, net	509	542
Goodwill	432	432
Total assets	$2,986	$3,165
Liabilities and Deficit
Current liabilities:
Trade payables	$296	$312
Short-term borrowings (note 7)	4	3
Accrued expenses and other liabilities	151	162
Accrued interest	57	62
Due to affiliates	7	15
Accrued income taxes	5	2
Deferred income taxes (note 8)	20	19
Current installments of long-term debt (note 7)	31	36
Total current liabilities	571	611
Long-term debt (note 7)	2,978	2,895
Other liabilities	50	51
Pension liabilities (note 10)	299	292
Deferred income taxes (note 8)	48	52
Total liabilities	3,946	3,901
Commitments and contingencies (note 9)
Deficit:
Common stock	—	—
Additional paid-in capital	605	605
Accumulated deficit	(1,803)	(1,569)
Accumulated other comprehensive income	238	228
Total Momentive Performance Materials Inc.'s deficit	(960)	(736)
Noncontrolling interests	—	—
Total deficit	(960)	(736)
Total liabilities and deficit	$2,986	$3,165
See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$571	$653	$1,791	$2,041
Costs and expenses:
Cost of sales, excluding depreciation	410	448	1,293	1,351
Selling, general and administrative expenses	94	102	307	292
Depreciation and amortization expenses	48	49	142	147
Research and development expenses	18	20	53	60
Restructuring and other costs (note 3)	8	7	32	21
Operating (loss) income	(7)	27	(36)	170
Other income (expense):
Interest expense, net	(71)	(64)	(197)	(193)
Other income, net	—	—	11	—
Loss on extinguishment and exchange of debt	—	—	(6)	—
Loss before income taxes and earnings from unconsolidated entities	(78)	(37)	(228)	(23)
Income taxes (benefit) (note 8)	5	(5)	9	22
Loss before earnings from unconsolidated entities	(83)	(32)	(237)	(45)
Earnings from unconsolidated entities, net of taxes	2	—	3	—
Net loss	(81)	(32)	(234)	(45)
Net income attributable to the noncontrolling interest	—	—	—	(1)
Net loss attributable to Momentive Performance Materials Inc.	$(81)	$(32)	$(234)	$(46)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(81)	$(32)	$(234)	$(45)
Other comprehensive income (loss), net of tax:
Foreign currency translation	18	30	5	28
Other comprehensive income adjustments, net	4	—	5	(1)
Other comprehensive loss	(59)	(2)	(224)	(18)
Comprehensive income attributable to the noncontrolling interest	—	—	—	(1)
Comprehensive loss attributable to Momentive Performance Materials Inc.	$(59)	$(2)	$(224)	$(19)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in millions)

	Fiscal nine-month period ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(234)	$(45)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	142	147
Loss on the extinguishment of debt	6	—
Amortization of debt discount and issuance costs	15	12
Deferred income taxes	(3)	9
Earnings from unconsolidated entities	(3)	—
Stock-based compensation expense	—	2
Other non-cash adjustments	3	—
Changes in operating assets and liabilities:
Accounts receivable	6	(21)
Inventories	(6)	(55)
Due to/from affiliates	(1)	10
Accrued income taxes	1	(2)
Prepaid expenses and other assets	(5)	(11)
Trade payables	(15)	26
Accrued expenses and other liabilities	(18)	—
Pension liabilities	9	12
Net cash (used in) provided by operating activities	(103)	84
Cash flows from investing activities:
Capital expenditures	(69)	(71)
Purchases of intangible assets	(2)	(2)
Proceeds from disposal of assets	2	—
Net cash used in investing activities	(69)	(73)
Cash flows from financing activities:
Debt issuance costs	(8)	(5)
Increase (decrease) in short-term borrowings	1	(1)
Proceeds from long-term debt	559	52
Payments of long-term debt	(487)	(61)
Net cash provided by (used in) financing activities	65	(15)
Decrease in cash and cash equivalents	(107)	(4)
Effect of exchange rate changes on cash	14	—
Cash and cash equivalents, beginning of period	203	254
Cash and cash equivalents, end of period	$110	$250

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(Dollar amounts in millions)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity (deficit)
Balance December 31, 2011	100	$—	$605	$(1,569)	$228	$(736)
Net loss	—	—	—	(234)	—	(234)
Foreign currency translation adjustment—net	—	—	—	—	5	5
Other comprehensive income adjustments—net	—	—	—	—	5	5

Balance at September 30, 2012	100	$—	$605	$(1,803)	$238	$(960)

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions)

(1)	Business and Basis of Presentation

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
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of September 30, 2012 and December 31, 2011, and for the fiscal three and nine-month periods ended September 30, 2012 and September 30, 2011. Noncontrolling interests represent the noncontrolling shareholder’s proportionate share of the equity in a consolidated joint venture affiliate. During the fiscal three-month period ended July 3, 2011, the Company disposed of its interest in this affiliate. All significant

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.
The Company also has investments in nonconsolidated entities, primarily consisting of a subsidiary's investments in a siloxane joint venture in China.

(b)	Income Taxes
For the fiscal three and nine-month periods ended September 30, 2012 and September 30, 2011, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Discrete items are recorded in the period in which they are incurred.
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
(c) Foreign Currency
Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity in the Condensed Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Certain non-U.S. operations use the United States dollar as their functional currency since a majority of their activities are transacted in United States dollars. Aggregate realized and unrealized gains (losses) on foreign currency transactions for the fiscal nine-month periods ended September 30, 2012 and 2011 were $(5) and $3, respectively. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the fiscal three-month period ended June 30, 2012, an additional $2 of realized losses on foreign currency transactions was recorded in conjunction with the loss on the extinguishment and exchange of debt and is recorded in other income (expense).

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
Newly Issued Accounting Standards
There were no newly issued accounting standards in the third quarter of 2012 applicable to the Company's unaudited Condensed Consolidated Financial Statements.

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

In the second quarter of 2012, in response to the uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure. Prior to the second quarter of 2012, the Company had recognized significant restructuring costs primarily related to the Momentive Combination. At September 30, 2012, the Company had $26 of in-process cost reduction programs savings expected to be achieved over the remaining life of the projects. The Company estimates that these restructuring cost activities will occur over the next 12 to 18 months. As of September 30, 2012, the costs expected to be incurred on restructuring activities are estimated at $15, consisting mainly of workforce reductions.

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Future restructuring costs expected to be incurred	$15	$—	$—	$15
Cumulative restructuring costs incurred through September 30, 2012	$31	$—	$—	$31

Accrued liability at December 31, 2011	8	—	—	8
Restructuring charges	19	—	—	19
Payments	$(10)	$—	$—	(10)
Balance as of September 30, 2012	$17	$—	$—	$17

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three and nine months ended September 30, 2012, charges of $3 and $19, respectively, were recorded in "Restructuring and other costs" in the unaudited Condensed Consolidated Statements of Operations. At September 30, 2012 and December 31, 2011, the Company had accrued $17 and $8, respectively, for restructuring liabilities in "Accrued expenses and other liabilities" in the unaudited Condensed Consolidated Balance Sheets. All of the restructuring activity related to the Silicones business.

For the fiscal three-month periods ended September 30, 2012 and 2011, the Company recognized other costs of $5 and $6, respectively. For the fiscal nine-month periods ended September 30, 2012 and 2011, the Company recognized other costs of $13 and $17, respectively. These costs are primarily comprised of one-time payments for services and integration expenses.

(4) Related Party Transactions

On October 1, 2010 in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC. Under this agreement, as amended on March 17, 2011 (the "Shared Services Agreement"), the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and the Company. Pursuant to this agreement, during the nine-month periods ended September 30, 2012 and September 30, 2011, the Company incurred approximately $106 and $128, respectively, of net costs for shared services and MSC incurred approximately $113 and $133, respectively, of net costs for shared services. Included in the net costs incurred for shared services under the Shared Services Agreement during the nine-months periods ended September 30, 2012 and September 30, 2011, were net billings from MSC to MPM of $16 and $5, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services agreement to 49% for the Company and 51% for MSC, as well as to reflect costs allocated 100% to one party. During the nine-month periods ended September 30, 2012 and September 30, 2011, the Company realized approximately $23 and $15, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable of $0 and $3 as of September 30, 2012 and December 31, 2011, respectively, and accounts payable to MSC of $3 and $15 at September 30, 2012 and December 31, 2011, respectively.

Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. The Company had accounts payable to Momentive Holdings of approximately $4 and $1 under these arrangements at September 30, 2012 and December 31, 2011, respectively.

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

The Company sells products to various affiliated businesses (affiliates). For the fiscal three-month period ended September 30, 2012, sales to affiliates amounted to $4. Receivables from affiliates were $1 at September 30, 2012.

The Company purchases products and services from various affiliates. Purchases under these agreements amounted to $4 for the fiscal three-month period ended September 30, 2012. Payables to affiliates as of September 30, 2012, resulting from procurement activity and services was less than $1.

The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”), which is owned 50% by GE Monomer (Holdings) Pte Ltd. and its affiliates to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the GE Advanced Materials Acquisition, the Company entered into a long-term supply agreement with GE and GE Monomer (Holdings)Pte. Ltd. regarding the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a minimum annual supply of siloxane and certain related products at least equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $113 for 2012 and $113 each year thereafter of off-take product, assuming total ASM production is equal to current volumes, without taking into account inflation and changes in foreign exchange rates. The Company purchased approximately $24 and $69 of supply from ASM for the fiscal three and nine-month periods ended September 30, 2012. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of less than $1 and $2 for the fiscal three and nine-month periods ended September 30, 2012.

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

At September 30, 2012 and December 31, 2011, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the fiscal three-month period ended September 30, 2012 that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at September 30, 2012:

	Carrying Amount	Fair Value
		Level 1	Level 2		Level 3

Springing Lien Notes	$1,331	$—	$964	964	$—
Senior Subordinated Notes	380	—	218		—
Second Lien Senior Secured Notes	184	—	207		—
Variable Rate Term Loans	735	—	687		—
Senior Secured Notes	250	—	253		—

Total	2,880	$—	$2,329		$—
In addition, the fair values of the $3 outstanding medium term loan, the $30 outstanding fixed asset loan, the $16 of outstanding working capital loans and the $80 of borrowings under the revolving credit facility were approximately the same as

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

their outstanding balances. Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, trade payables and accrued expenses and other liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

(6)	Inventories
Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw materials and work in process	$123	$135
Finished goods	276	259
Total inventories	$399	$394

(7)	Debt Obligations

(a)	Short-Term Borrowings
At September 30, 2012, the Company's short-term borrowings consisted of bank borrowings of $4 with a weighted average interest rate of 9.90%. At December 31, 2011, the Company's short-term borrowings consisted of bank borrowings of $3 with a weighted average interest rate of 9.90%.

(b)	Long-Term Debt
As of September 30, 2012, the Company had $80 of outstanding borrowings under the revolving credit facility. The outstanding letters of credit under the revolving credit facility at September 30, 2012 were $47, leaving an unused borrowing capacity of $173. Outstanding letters of credit issued under the synthetic letter of credit facility at September 30, 2012 were $32, leaving an unused capacity of $1.

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
At September 30, 2012, the Company was in compliance with the covenants of all long-term debt agreements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(8)	Income Taxes
The effective tax rate was (6)% and 14% for the fiscal three-month periods ended September 30, 2012 and September 30, 2011, respectively. The effective tax rate was (4)% and (96)% for the fiscal nine-month periods ended September 30, 2012 and September 30, 2011, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of the Company's net deferred tax assets and a valuation allowance release in certain non-U.S. jurisdictions in 2011, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which the Company operates.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company's assessment that the net deferred tax assets will likely not be realized.

For the fiscal three and nine-month periods ended September 30, 2011, income taxes include favorable/(unfavorable) discrete tax adjustments of $10 and $(4), respectively, pertaining to foreign currency exchange gains in certain jurisdictions that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2011 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $404, which could result in a tax obligation of $143, based on currency exchange rates as of September 30, 2012. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

(9) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
(b) Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company's best estimate of discounted future costs. As of September 30, 2012 and December 31, 2011, the Company had recognized obligations of $6 and $8, respectively, for remediation costs at the Company's manufacturing facilities and offsite landfills. These amounts are included in "Other liabilities" in the accompanying Condensed Consolidated Balance Sheets.

(10)	Pension Plans and Other Postretirement Benefits
The following are the components of the Company’s net pension and postretirement benefit expense for the fiscal three and nine-month periods ended September 30, 2012 and September 30, 2011:

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Pension		Postretirement
	Fiscal three-month period ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$5	$7	$1	$1
Interest cost	3	3	1	1
Amortization of prior service cost (benefit)	—	—	—	—
Expected return on plan assets	(2)	(1)	—	—
Total	$6	$9	$2	$2

	Pension		Postretirement
	Fiscal nine-month period ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$19	$20	$2	$1
Interest cost	9	8	3	3
Amortization of prior service cost (benefit)	—	—	1	1
Expected return on plan assets	(6)	(4)	—	—
Total	$22	$24	$6	$5
In 2012, the Company expects to contribute approximately $13 and $3 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $5 and $13 to its Domestic plans during both the fiscal three and nine-month periods ended September 30, 2012.

The Company's U.S. defined benefit plan provides benefits to substantially all U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining agreements with U.S. labor unions. In June 2012, the Company announced that benefits under the U.S. defined benefit plan will be frozen effective as of August 31, 2012 for all U.S. employees except those subject to such collective bargaining agreements. As a result of this action, the Company remeasured its pension plan obligations for the U.S. defined benefit plan based on actuarially determined estimates, using a June 30, 2012 measurement date. This remeasurement resulted in the Company recognizing a curtailment gain of $1 on domestic pension benefits during the fiscal nine-month period ended September 30, 2012.

(11)     Operating Segments

The Company operates in two independent businesses: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s businesses are organized based on the nature of the products they produce.

On July 17, 2012, the Company made certain changes to its internal reporting structure. These changes caused the Company to re-evaluate its reportable segments as well as the profitability measure used to manage its reportable segments. Effective July 17, 2012, the businesses are managed as one reportable segment; however, given the different technology and marketing strategies as well as the Company's historical segment disclosure, the Company will continue to report the results for the Silicones and Quartz businesses separately. In addition, the Company's profitability measure has changed from operating income to Segment EBITDA (earnings before interest, income taxes, depreciation and amortization). Segment EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. As a result, the Company retrospectively applied the Segment EBITDA performance measure to all periods presented.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

The Company organizational structure continues to evolve. It is also continuing to refine its operating structure to better align its services to its customers and improve its cost position, while continuing to invest in global growth opportunities.
An update of the accounting policies of the Silicones and Quartz businesses are as described in the summary of significant accounting policies in Note 2.
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by business. Segment EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions.
Net Sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Silicones	$512	$568	$1,616	$1,780
Quartz	59	85	175	261
Total	$571	$653	$1,791	$2,041

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.

Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Silicones	$44	$74	$153	$270
Quartz	16	25	38	83
Other	(9)	(2)	(27)	(9)
Total	$51	$97	$164	$344

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment EBITDA:
Silicones	$44	$74	$153	$270
Quartz	16	25	38	83
Other	(9)	(2)	(27)	(9)
Total	51	97	164	344

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	1	(13)	(9)	(4)
Restructuring and other costs	(9)	(8)	(35)	(24)
Total adjustments	(8)	(21)	(44)	(28)
Interest expense, net	(71)	(64)	(197)	(193)
Income tax (expense) benefit	(5)	5	(9)	(22)
Depreciation and amortization	(48)	(49)	(142)	(147)
Loss on extinguishment and exchange of debt	—	—	(6)	—
Net loss	$(81)	$(32)	$(234)	$(46)
 Items Not Included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense, unrealized derivative and foreign exchange gains and losses and asset disposal gains and losses. Restructuring and other costs primarily include expenses from the Company's restructuring and cost optimization programs and management fees paid to its owner.
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three and nine months ended September 30, 2012, these items primarily include net foreign exchange transaction gains and losses and asset disposal charges. For the three and nine months ended September 30, 2011, these items include primarily net foreign exchange transaction gains and losses and stock-based compensation expense.

(12)     Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
As of September 30, 2012, the Company had outstanding $250 in aggregate principal amount of senior secured notes, $200 in aggregate principal amount of second-lien senior notes, $1,161 in aggregate principal amount of springing lien Dollar notes, € 133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the fiscal three and nine-month periods ended September 30, 2012 and September 30, 2011 and Condensed Consolidated Statements of Cash Flows for the fiscal nine-month periods ended September 30, 2012 and September 30, 2011 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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

The Company revised its condensed consolidating statements of cash flows for the fiscal nine-month period ended September 30, 2011 to correct the classification of intercompany dividends received. The revisions were made to appropriately classify dividends received that represent a return on investment as an operating activity. These amounts were previously classified as cash flows from financing activities. In the Parent column, for the fiscal nine-month period ended September 30, 2011, the revisions resulted in an increase of $49 to “net cash provided by (used in) operating activities” with a corresponding offset to “net cash provided by (used in) financing activities”. In the Guarantor Subsidiaries column, for the fiscal nine-month period ended September 30, 2011, the revisions resulted in an increase of $4 to “net cash provided by (used in) operating activities”, with a corresponding offset to “net cash provided by (used in) financing activities”. These corrections, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the columns of the condensed consolidating statements of cash flows. As other prior period financial information is presented, the Company will similarly revise the condensed consolidating statements of cash flows in its future filings.

The Company also revised its condensed consolidating balance sheet as of December 31, 2011 to correctly reflect the Investment in affiliates line item. The revisions were made to appropriately classify the balance sheet credit arising from recognition of losses in excess of investment as a liability balance. These amounts were previously classified as a credit to the asset in the Guarantor Subsidiaries column. In the Guarantor column, as of December 31, 2011, the correction resulted in an increase of $85 to “Investment in affiliates”, with a corresponding increase to “Accumulated losses from unconsolidated subsidiaries in excess of investment”.

The Company also revised its condensed consolidating balance sheet as of December 31, 2011 to correctly present intercompany borrowings. The revisions were made to present all intercompany borrowings on a gross basis. In the Parent column, as of December 31, 2011, the revisions resulted in an increase of $20 to the "Intercompany borrowings" asset with a corresponding increase to the "Intercompany borrowings" liability. In the Guarantor Subsidiaries column, as of December 31, 2011, the revisions resulted in a decrease of $12 to the "Intercompany borrowings" asset with a corresponding decrease to the "Intercompany borrowings" liability. In the Non-Guarantor Subsidiaries column, as of December 31, 2011, the revisions resulted in an increase of $196 to the "Intercompany borrowings" asset with a corresponding increase to the "Intercompany borrowings" liability. These corrections, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the columns of the condensed consolidating balance sheet.

Condensed Consolidating Balance Sheet as of September 30, 2012:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5	$3	$102	$—	$110
Accounts receivable	—	85	222	—	307
Due from affiliates	—	81	12	(92)	1
Inventories	—	167	232	—	399
Prepaid expenses	—	16	4	—	20
Deferred income taxes	—	1	8	—	9
Other current assets	—	6	40	—	46
Total current assets	5	359	620	(92)	892
Property and equipment, net	—	467	573	—	1,040
Other long-term assets	56	10	23	—	89
Deferred income taxes	—	—	24	—	24
Investment in affiliates	1,397	—	—	(1,397)	—
Intercompany borrowings	80	1,167	181	(1,428)	—
Intangible assets, net	—	79	430	—	509
Goodwill	—	—	432	—	432
Total assets	$1,538	$2,082	$2,283	$(2,917)	$2,986
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$71	$225	$—	$296
Short-term borrowings	—	—	4	—	4
Accrued expenses and other liabilities	1	68	82	—	151
Accrued interest	57	—	—	—	57
Due to affiliates	—	19	80	(92)	7
Accrued income taxes	—	—	5	—	5
Deferred income taxes	—	—	20	—	20
Current installments of long-term debt	—	—	31	—	31
Total current liabilities	58	158	447	(92)	571
Long-term debt	2,145	80	753	—	2,978
Other liabilities	—	8	42	—	50
Pension liabilities	—	189	110	—	299
Intercompany borrowings	295	70	1,063	(1,428)	—
Deferred income taxes	—	—	48	—	48
Accumulated losses of unconsolidated subsidiaries in excess of investment	—	180	—	(180)	—
Total liabilities	2,498	685	2,463	(1,700)	3,946
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,941	540	(2,481)	605
Accumulated deficit	(1,803)	(782)	(996)	1,778	(1,803)
Accumulated other comprehensive income	238	238	276	(514)	238
Total Momentive Performance Materials Inc.’s equity (deficit)	(960)	1,397	(180)	(1,217)	(960)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(960)	1,397	(180)	(1,217)	(960)
Total liabilities and equity (deficit)	$1,538	$2,082	$2,283	$(2,917)	$2,986

Condensed Consolidating Balance Sheet as of December 31, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$41	$3	$159	$—	$203
Accounts receivable	—	82	233	—	315
Due from affiliates	3	60	30	(85)	8
Inventories	—	193	201	—	394
Prepaid expenses	—	11	3	—	14
Deferred income taxes	—	1	9	—	10
Other current assets	—	11	38	—	49
Total current assets	44	361	673	(85)	993
Property and equipment, net	—	495	589	—	1,084
Other long-term assets	55	9	25	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,415	—	—	(1,415)	—
Intercompany borrowings	20	1,091	259	(1,370)	—
Intangible assets, net	—	84	458	—	542
Goodwill	—	—	432	—	432
Total assets	$1,534	$2,040	$2,461	$(2,870)	$3,165
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$93	$219	$—	$312
Short-term borrowings	—	—	3	—	3
Accrued expenses and other liabilities	2	62	98	—	162
Accrued interest	61	—	1	—	62
Due to affiliates	14	26	60	(85)	15
Accrued income taxes	—	—	2	—	2
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	77	181	438	(85)	611
Long-term debt	1,891	—	1,004	—	2,895
Other liabilities	—	9	42	—	51
Pension liabilities	—	186	106	—	292
Intercompany borrowings	302	164	904	(1,370)	—
Deferred income taxes	—	—	52	—	52
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	85	—	(85)	—
Total liabilities	2,270	625	2,546	(1,540)	3,901
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,911	567	(2,478)	605
Accumulated deficit	(1,569)	(724)	(925)	1,649	(1,569)
Accumulated other comprehensive income	228	228	273	(501)	228
Total Momentive Performance Materials Inc.’s equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Total liabilities and equity (deficit)	$1,534	$2,040	$2,461	$(2,870)	$3,165

Condensed Consolidating Statements of Operations for the fiscal three-month period ended September 30, 2012:

	Fiscal three-month period ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$255	$429	$(113)	$571
Costs and expenses:
Cost of sales, excluding depreciation	—	186	337	(113)	410
Selling, general and administrative expenses	11	39	52	—	102
Depreciation and amortization expenses	—	21	27	—	48
Research and development expenses	—	12	6	—	18
Operating income (loss)	(11)	(3)	7	—	(7)
Other income (expense):
Interest income	—	24	3	(27)	—
Interest expense	(57)	(3)	(38)	27	(71)
Other income (expense), net	—	—	—	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(68)	18	(28)	—	(78)
Income taxes (benefit)	—	—	5	—	5
Income (loss) before earnings from unconsolidated entities	(68)	18	(33)	—	(83)
Earnings from unconsolidated entities	(13)	(31)	2	44	2
Net income (loss)	(81)	(13)	(31)	44	(81)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(81)	$(13)	$(31)	$44	$(81)
Comprehensive (loss) income	$(59)	$9	$(13)	$4	$(59)

Condensed Consolidating Statements of Operations for the fiscal three-month period ended September 30, 2011:

	Fiscal three-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$294	$487	$(128)	$653
Costs and expenses:
Cost of sales, excluding depreciation	—	212	364	(128)	448
Selling, general and administrative expenses	(16)	33	92	—	109
Depreciation and amortization expenses	—	20	29	—	49
Research and development expenses	—	14	6	—	20
Operating income (loss)	16	15	(4)	—	27
Other income (expense):
Interest income	—	26	2	(27)	1
Interest expense	(53)	(4)	(35)	27	(65)
Other income (expense), net	—	—	—	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(37)	37	(37)	—	(37)
Income taxes (benefit)	—	—	(5)	—	(5)
Income (loss) before earnings from unconsolidated entities	(37)	37	(32)	—	(32)
Earnings from unconsolidated entities	5	(32)	—	27	—
Net income (loss)	(32)	5	(32)	27	(32)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(32)	$5	$(32)	$27	$(32)
Comprehensive (loss) income	$(2)	$35	(2)	$(33)	$(2)

Condensed Consolidating Statements of Operations for the fiscal nine-month period ended September 30, 2012:

	Fiscal nine-month period ended September 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$777	$1,369	$(355)	$1,791
Costs and expenses:
Cost of sales, excluding depreciation	—	579	1,069	(355)	1,293
Selling, general and administrative expenses	17	162	160	—	339
Depreciation and amortization expenses	—	60	82	—	142
Research and development expenses	—	36	17	—	53
Operating income (loss)	(17)	(60)	41	—	(36)
Other income (expense):
Interest income	—	75	5	(79)	1
Interest expense	(163)	(8)	(106)	79	(198)
Other income (expense), net	—	—	11	—	11
Gain (loss) on extinguishment and exchange of debt	4	5	(15)	—	(6)
Income (loss) before income taxes and earnings from unconsolidated entities	(176)	12	(64)	—	(228)
Income taxes (benefit)	—	(1)	10	—	9
Income (loss) before earnings from unconsolidated entities	(176)	13	(74)	—	(237)
Earnings from unconsolidated entities	(58)	(71)	3	129	3
Net income (loss)	(234)	(58)	(71)	129	(234)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(234)	$(58)	$(71)	$129	$(234)
Comprehensive (loss) income	$(224)	$(48)	$(66)	$114	$(224)

Condensed Consolidating Statements of Operations for the fiscal nine-month period ended September 30, 2011:

	Fiscal nine-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$899	$1,568	$(426)	$2,041
Costs and expenses:
Cost of sales, excluding depreciation	—	623	1,154	(426)	1,351
Selling, general and administrative expenses	9	126	178	—	313
Depreciation and amortization expenses	—	58	89	—	147
Research and development expenses	—	41	19	—	60
Operating income (loss)	(9)	51	128	—	170
Other income (expense):
Interest income	—	78	6	(83)	1
Interest expense	(160)	(10)	(107)	83	(194)
Other income (expense), net	3	(1)	(2)	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(166)	118	25	—	(23)
Income taxes (benefit)	—	—	22	—	22
Income (loss) before earnings from unconsolidated entities	(166)	118	3	—	(45)
Earnings from unconsolidated entities	120	2	—	(122)	—
Net income (loss)	(46)	120	3	(122)	(45)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(46)	$120	$2	$(122)	$(46)
Comprehensive (loss) income	$(19)	$146	$28	$(174)	$(19)

Condensed Consolidating Statement of Cash Flows for the fiscal nine-month periods ended September 30, 2012:

	Fiscal nine-month period ended September 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(148)	$63	$30	$(48)	$(103)
Cash flows from investing activities:
Capital expenditures	—	(28)	(41)	—	(69)
Purchases of intangible assets	—	(2)	—	—	(2)
Proceeds from return of capital	—	36	—	(36)	—
Proceeds from disposal of assets	—	—	2	—	2
Net cash used in investing activities	—	6	(39)	(36)	(69)
Cash flows from financing activities:
Debt issuance costs	(5)	—	(3)	—	(8)
Increase in short-term borrowings	—	—	1	—	1
Proceeds from long-term debt	250	175	134	—	559
Dividends paid within MPM Inc.	—	(48)	—	48	—
Payments of long-term debt	—	(95)	(392)	—	(487)
Return of capital	—	—	(36)	36	—
Net borrowings with affiliates	(147)	(101)	248	—	—
Net cash provided by (used in) financing activities	98	(69)	(48)	84	65
Increase (decrease) in cash and cash equivalents	(50)	—	(57)	—	(107)
Effect of exchange rate changes on cash	14	—	—	—	14
Cash and cash equivalents, beginning of period	41	3	159	—	203
Cash and cash equivalents, end of period	$5	$3	$102	$—	$110

Condensed Consolidating Statement of Cash Flows for the fiscal nine-month periods ended September 30, 2011:

	Fiscal nine-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(83)	$138	$82	$(53)	$84
Cash flows from investing activities:
Capital expenditures	—	(34)	(37)	—	(71)
Purchases of intangible assets	—	(2)	—	—	(2)
Proceeds from the return of capital	—	11	—	(11)	—
Net cash used in investing activities	—	(25)	(37)	(11)	(73)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc.	—	(49)	(4)	53	—
Decrease in short-term borrowings	—	—	(1)	—	(1)
Proceeds from long-term debt	—	—	52	—	52
Payments of long-term debt	—	—	(61)	—	(61)
Return of capital	—	—	(11)	11	—
Net borrowings between affiliates	96	(62)	(34)	—	—
Net cash provided by (used in) financing activities	91	(111)	(59)	64	(15)
Increase (decrease) in cash and cash equivalents	8	2	(14)	—	(4)
Effect of exchange rate changes on cash	4	—	(4)	—	—
Cash and cash equivalents, beginning of period	31	1	222	—	254
Cash and cash equivalents, end of period	$43	$3	$204	$—	$250

(13)	Subsequent Events
On October 25, 2012, MPM Escrow LLC and MPM Finance Escrow Corp. (the “Escrow Issuers”), wholly owned special purpose subsidiaries of the Company, issued $1,100 principal amount of first-priority senior secured notes due 2020 (the “First Lien Notes”) in a private offering. The proceeds from the sale of First Lien Notes have initially been placed in escrow pending satisfaction of certain conditions, including, among others, either (i) obtaining an amendment to the Company's senior secured credit facilities to permit the Company to assume the obligations of the Escrow Issuers under the First Lien Notes or (ii) entering into the asset-based lending facility, or ABL Facility, described below. Following the release of such escrow, the Company intends to use the proceeds from the sale of First Lien Notes (i) to repay all amounts outstanding under the Company's senior secured credit facilities, (ii) to purchase, redeem or discharge all of its outstanding $200 aggregate principal amount of 12½% Second-Lien Senior Secured Notes due 2014, (iii) to pay related fees and expenses and (iv) for general corporate purposes. Based on exchange rates at September 30, 2012, the Company anticipates recognizing a loss of approximately $48 on this extinguishment of debt; however, the final loss will be determined using exchange rates at the time of settlement.

On October 25, 2012, the Company obtained commitments from financial institutions for a new $270 asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”) and the Company expects to obtain an additional $30 in commitments to bring the total facility size to $300, although there can be no assurances that we will obtain such additional commitments. The borrowing base will be based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The ABL Facility will replace the Company's existing senior secured credit facilities and the Company expects to enter into the ABL Facility as soon as practicable following the satisfaction of customary closing conditions.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

The Company has evaluated subsequent events from the balance sheet date through November 13, 2012, the date at which the financial statements were available to be issued, and determined there are no other items that require adjustments to and/or disclosures in the unaudited condensed consolidated financial statements.

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
Overview and Outlook
Business Overview
Momentive Performance Materials Inc., together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”) believes that it is one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers' products.
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

Reportable Segments

On July 17, 2012, we made certain changes to our internal reporting structure. These changes caused us to re-evaluate our reportable segments as well as the profitability measure we use to manage our reportable segments. Effective in the third quarter of 2012, the segments are managed as one reportable segment, however, we will continue to report our results for Silicones and Quartz as separate businesses; also, our profitability measure has changed from operating income to Segment EBITDA (earnings before interest, income taxes, depreciation and amortization). Segment EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring expenses. Effective in the third quarter of 2012, Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.

We will continue to evaluate the Company's organizational structure to continue its evolution and will continue to refine our operating structure to better align our service to our customers and improve our cost position, while continuing to invest in global growth opportunities.

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
We anticipate that the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and are currently targeting $64 million of cost savings related to the Momentive Combination. Through September 30, 2012, we realized $59 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 9 to 15 months.
2012 Overview

•
Net sales decreased $250 million in the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to a decrease in price and mix shift of $150 million, a decrease in volume of $53 million and unfavorable exchange rate fluctuations of $47 million.

•
During the nine months ended September 30, 2012, we realized approximately $23 million and $10 million in cost savings as a result of the Shared Services Agreement with MSC and other initiatives, respectively. As of September 30, 2012, we have approximately $17 million and $26 million of in-process cost savings that we expect to achieve over the next 9 to 15 months in connection with the Shared Services Agreement and other initiatives, respectively.

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

•
On July 17, 2012, our Board of Directors approved plans to realign our businesses globally. These actions are part of our initiatives to better service our customers and improve our cost position, while continuing to invest in global growth opportunities. As a result of the realignment, we expect to reduce our workforce by approximately 6%. In connection with the workforce reductions, we expect to incur one-time pretax charges related to severance and other benefits of approximately $30 million, $14 to $18 million of which is anticipated to be recognized in

2012 with the remainder to be recognized in 2013. Substantially all of these charges will result in cash expenditures.

Recent Developments

•
On October 25, 2012, MPM Escrow LLC and MPM Finance Escrow Corp., our wholly owned special purpose subsidiaries, issued $1,100,000,000 principal amount of first-priority senior secured notes due 2020 (the “First Lien Notes”) in a private offering. The proceeds from the sale of First Lien Notes have initially been placed in escrow pending satisfaction of a number of conditions as described in “Recent Financing Transactions” below. Following the release of such escrow, we intend to use the proceeds from the sale of First Lien Notes (i) to repay all amounts outstanding under our senior secured credit facilities, (ii) to purchase, redeem or discharge all of our outstanding $200 million aggregate principal amount of 12½% Second-Lien Senior Secured Notes due 2014, (iii) to pay related fees and expenses and (iv) for general corporate purposes.

•
On October 25, 2012, we obtained commitments from financial institutions for a new $270 million asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”), as described in “Recent Financing Transactions” below, and we expect to obtain an additional $30 million in commitments to bring the total facility size to $300 million. The borrowing base will be based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The ABL Facility will replace our existing senior secured credit facilities and we expect to enter into the ABL Facility as soon as practicable following the satisfaction of customary closing conditions.

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

Due to recent worldwide economic developments, the short-term outlook for our business is difficult to predict. In the third quarter of 2012, sales decreased approximately 10% in our silicones business versus the second quarter of 2012, primarily as a result of normal seasonality and continued softness in demand in the construction and industrial sectors. Sales at our Quartz business remained flat in the third quarter, as compared to the second quarter of 2012, but demand continues to be weak as a result of the cyclical downturn in the semiconductor capital equipment industry. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness in China and other Asia Pacific countries and lack of consumer confidence, as well as continued over-capacity in our industry, will continue to adversely impact our results for the remainder of 2012 and into 2013. During the fourth quarter of 2012, however, we expect to benefit from normal seasonality and ongoing cost reduction initiatives on a sequential basis.

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

In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MSC in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We have begun to execute restructuring and cost reduction programs with $26 million of in-process cost savings. We continue to evaluate additional actions that could lead to more significant restructuring, exit and disposal costs and asset impairments.

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

We remain optimistic about our position in the global markets when they recover to more stable conditions.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)	Fiscal three-month period ended
	September 30, 2012		September 30, 2011
Net sales	$571	100%	$653	100%
Costs and expenses:
Cost of sales, excluding depreciation	410	72%	448	69%
Selling, general and administrative expenses	142	25%	151	23%
Research and development expenses	18	3%	20	3%
Restructuring and other costs	8	1%	7	1%
Operating (loss) income	(7)	(1)%	27	4%
Other income (expense)
Interest expense, net	(71)	(12)%	(64)	(10)%
Other income, net	—	—	—	—%
Loss before income taxes and earnings from unconsolidated entities	(78)	(14)%	(37)	(6)%
Income taxes (benefit)	5	1%	(5)	(1)%
Loss before earnings from unconsolidated entities	(83)	(15)%	(32)	(5)%
Earnings from unconsolidated entities	2	—	—	—%
Net loss	(81)	(14)%	(32)	(5)%
Net income attributable to the noncontrolling interest	—	—	—	—%
Net loss attributable to Momentive Performance Materials Inc.	$(81)	(14)%	$(32)	(5)%
Net Sales by Business
Silicones	$512	90%	$568	87%
Quartz	59	10%	85	13%
Total	$571	100%	$653	100%

Net Sales. Net sales in the fiscal three-month period ended September 30, 2012 were $571 million, compared to $653 million for the fiscal three-month period ended September 30, 2011 (the "third quarter in 2011"), a decrease of $82 million or 13%. The decrease was primarily due to a decrease in volume of $33 million, a decrease in price and mix shift of $25 and unfavorable exchange rate fluctuations of $25 million. Sales were negatively impacted by lower sales in the automotive, construction, electronics and industrial sectors, as well as by a downturn in demand for semiconductor related products. Compared to the second quarter of 2012, net sales decreased by approximately 9% primarily as a result of normal seasonality and continued softness in demand in the construction and industrial sectors.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal three-month period ended September 30, 2012 was $410 million, compared to $448 million for the third quarter in 2011, a decrease of $38 million or 8%. The decrease was primarily due to exchange rate fluctuations of $21 million, cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $14 million and the impact of lower sales, partially offset by the impact of lower factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal three-month period ended September 30, 2012 were $142 million, compared to $151 million for the third quarter in 2011, a decrease of $9 million or 6%. The decrease was primarily due to exchange rate fluctuations of $11 million (primarily relating to the translation of debt denominated in a currency other than the functional currency) and cost savings as a result of the Shared Services Agreement with MSC of $3 million, partially offset by inflation of $3 million.
Research and Development Expenses. Research and development expenses in the fiscal three-month period ended September 30, 2012 were $18 million, compared to $20 million for the third quarter in 2011, a decrease of $2 million or 10%. The decrease was primarily related to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the fiscal three-month period ended September 30, 2012 were $8 million, compared to $7 million for the third quarter in 2011. For the fiscal three-month period ended September 30, 2012, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $3 million and other costs (primarily one-time payments for services and integration costs) of $5 million. For the fiscal three-month period ended September 30, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $1 million and other costs (primarily one-time payments for services and integration costs) of $6 million. See Note 3 to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the fiscal three-month period ended September 30, 2012 was $71 million, compared to $64 million for the third quarter in 2011, an increase of $7 million or 11%. The increase was driven by higher average interest rates primarily as a result of our debt refinancing transactions in April and May 2012.
Income Taxes. The effective tax rate was (6)% and 14% for the fiscal three-month periods ended September 30, 2012 and September 30, 2011, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
Income taxes for the fiscal three-month periods ended September 30, 2012 and September 30, 2011 included favorable discrete tax adjustments of $0 and $10 million, respectively, primarily pertaining to foreign currency exchange gains in certain jurisdictions in 2011 that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2011 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $404 million, which could result in a tax obligation of $143 million, based on currency exchange rates as of September 30, 2012. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal three-month period ended September 30, 2012 was $81 million, compared to $32 million for the third quarter in 2011. The change was a result of the effects described above.

(in millions)	Fiscal nine-month periods ended
	September 30, 2012		September 30, 2011
Net sales	$1,791	100%	$2,041	100%
Costs and expenses:
Cost of sales, excluding depreciation	1,293	72%	1,351	66%
Selling, general and administrative expenses	449	25%	439	22%
Research and development expenses	53	3%	60	3%
Restructuring and other costs	32	2%	21	1%
Operating (loss) income	(36)	(2)%	170	8%
Other income (expense)
Interest expense, net	(197)	(11)%	(193)	(10)%
Other income, net	11	—	—	—%
Loss on extinguishment and exchange of debt	(6)	—	—	—%
Loss before income taxes and earnings from unconsolidated entities	(228)	(13)%	(23)	(1)%
Income taxes	9	1%	22	1%
Loss before earnings from unconsolidated entities	(237)	(13)%	(45)	(2)%
Earnings from unconsolidated entities	3	—	—	—%
Net loss	(234)	(14)%	(45)	(2)%
Net income attributable to the noncontrolling interest	—	—	(1)	—%
Net loss attributable to Momentive Performance Materials Inc.	$(234)	(13)%	$(46)	(2)%
Net Sales by Business
Silicones	$1,616	90%	$1,780	87%
Quartz	175	10%	261	13%
Total	$1,791	100%	$2,041	100%

Net Sales. Net sales in the fiscal nine-month period ended September 30, 2012 were $1,791 million, compared to $2,041 million for the fiscal nine-month period ended September 30, 2011 (the "prior period in 2011"), a decrease of $250 million or 12%. The decrease was primarily due to a decrease in price and mix shift of $150 million, a decrease in volume of $53 million and unfavorable exchange rate fluctuations of $47 million. Sales were negatively impacted by lower sales in the automotive, electronics and industrial sectors, as well as by a downturn in demand for semiconductor related products.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal nine-month period ended September 30, 2012 was $1,293 million, compared to $1,351 million for the prior period in 2011, a decrease of $58 million or 4%. The decrease was primarily due to exchange rate fluctuations of $43 million, cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $23 million and the impact of lower sales, partially offset by inflation in raw material and processing costs of $43 million and lower factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal nine-month period ended September 30, 2012 were $449 million, compared to $439 million for the prior period in 2011, an increase of $10 million or 2%. The increase was primarily due to exchange rate fluctuations of $8 million (primarily relating to the translation of debt denominated in a currency other than the functional currency) and inflation of $6 million, partially offset by cost savings as a result of the Shared Services Agreement with MSC of $10 million.
Research and Development Expenses. Research and development expenses in the fiscal nine-month period ended September 30, 2012 were $53 million, compared to $60 million for the prior period in 2011, a decrease of $7 million or 12%. The decrease was primarily related to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the fiscal nine-month period ended September 30, 2012 were $32 million, compared to $21 million for the prior period in 2011. For the fiscal nine-month period ended September 30, 2012, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $19 million and other costs (primarily one-time payments for services and integration costs) of $13 million. For the fiscal nine-month period ended September 30, 2011, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $4 million and other costs (primarily one-time payments for services and integration costs) of $17 million. See Note 3 to the condensed consolidated financial statements for additional information.

Interest Expense, Net. Interest expense, net in the fiscal nine-month period ended September 30, 2012 was $197 million, compared to $193 million for the first half of 2011, an increase of $4 million or 2%.
Other Income, Net. Other income, net in the fiscal nine-month period ended September 30, 2012 was $11 million, compared to $0 million for the prior period in 2011. Other income, net during the fiscal nine-month period ended September 30, 2012, was primarily the result of a gain from the sale of a building lease option to a third party and a royalty payment received from our siloxane joint venture.
Loss on Extinguishment and Exchange of Debt. In connection with our debt refinancing transactions in April and May 2012, we recognized a loss on the extinguishment and exchange of debt of $6 million.
Income Taxes. The effective tax rate was (4)% and (96)% for the fiscal nine-month period ended September 30, 2012 and September 30, 2011, respectively. The change in the effective tax rate was primarily due to the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets, in addition to a change in the amount of income (loss) before income taxes and changes in the tax rates applied in the various jurisdictions in which we operate.  The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on our assessment that the net deferred tax assets will likely not be realized.
Income taxes for the fiscal nine-month periods ended September 30, 2012 and September 30, 2011 included unfavorable discrete tax adjustments of $0 and $4 million, respectively, primarily pertaining to foreign currency exchange gains in certain jurisdictions in 2011 that generated tax expense and hedged currency exchange losses in other jurisdictions for which no net tax benefit is recognized due to a full valuation allowance in those jurisdictions, partially offset by the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2011 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $404 million, which could result in a tax obligation of $143 million, based on currency exchange rates as of September 30, 2012. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. for the fiscal nine-month period ended September 30, 2012 was $234 million, compared to $46 million for the prior period in 2011. The change was a result of the effects described above.
Results of Operations by Business
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by business. Segment EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales(1):
Silicones	$512	$568	$1,616	$1,780
Quartz	59	85	175	261
Total	$571	$653	$1,791	$2,041

Segment EBITDA:
Silicones	$44	$74	$153	$270
Quartz	16	25	38	83
Other	(9)	(2)	(27)	(9)
Total	$51	$97	$164	$344

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011 Business Results

Following is an analysis of the percentage change in sales by business from the three months ended September 30, 2011 to the three months ended September 30, 2012:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(1)%	(5)%	(4)%	(10)%
Quartz	(30)%	1%	(2)%	(31)%
Silicones
Net sales for our Silicones business in the fiscal three-month period ended September 30, 2012 were $512 million, compared to $568 million for the third quarter in 2011, a decrease of $56 million or 10%. The decrease was primarily due to a decrease in price and mix shift of $25 million, unfavorable exchange rate fluctuations of $23 million and a decrease in volume of $8 million. Sales in our Silicones segment were negatively impacted by lower sales in the automotive, electronics and industrial sectors. Compared to the second quarter of 2012, net sales for our Silicones business decreased approximately 10% primarily as a result of normal seasonality and continued softness in demand in the construction and industrial sectors.
Cost of sales, excluding depreciation, for our Silicones business was $376 million, compared to $401 million for the third quarter in 2011, a decrease of $25 million or 6%. The decrease was primarily due to exchange rate fluctuations of $20 million, cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $14 million and the impact of lower sales, partially offset by the impact of lower factory leverage.
Segment EBITDA in the third quarter of 2012 decreased by $30 million to $44 million compared to the third quarter of 2011. The decrease was primarily due to the factors discussed above.
Quartz
Net sales for our Quartz business in the fiscal three-month period ended September 30, 2012 were $59 million, compared to $85 million for the third quarter in 2011, a decrease of $26 million or 31%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products. Compared to the second quarter of 2012 net sales for our Quartz business were flat.
Cost of sales, excluding depreciation, for our Quartz business was $34 million for the fiscal three-month period ended September 30, 2012, compared to $47 million in the third quarter in 2011, a decrease of $13 million or 28%. The decrease was primarily due to lower volume of $14 million, partially offset by lower factory leverage.
Segment EBITDA in the third quarter of 2012 decreased by $9 million to $16 million compared to the third quarter of 2011. The decrease was primarily due to the factors discussed above.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $7 million to $9 million compared to the third quarter of 2011, primarily due to increased expenses that were not assessed to the businesses.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Business Results
Following is an analysis of the percentage change in sales by business from the nine months ended September 30, 2011 to the nine months ended September 30, 2012:

	Volume	Price/Mix	Currency Translation	Total
Silicones	2%	(9)%	(2)%	(9)%
Quartz	(32)%	—%	(1)%	(33)%

Silicones
Net sales for our Silicones business in the fiscal nine-month period ended September 30, 2012 were $1,616 million, compared to $1,780 million for the prior period in 2011, a decrease of $164 million or 9%. The decrease was primarily due to a decrease in price and mix shift of $151 million and unfavorable exchange rate fluctuations of $45 million, partially offset by an increase in volume of $31 million. Sales in our Silicones business were negatively impacted by lower sales in the automotive, electronics and industrial sectors.

Cost of sales, excluding depreciation, for our Silicones business was $1,187 million, compared to $1,212 million for the prior period in 2011, a decrease of $25 million or 2%. The decrease was primarily due to exchange rate fluctuations of $41 million, cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $23 million and the impact of lower sales, partially offset by inflation in raw material and processing costs of $42 million and lower factory leverage.
Segment EBITDA in the first nine months of 2012 decreased by $114 million to $153 million compared to the first nine months of 2011. The decrease was primarily due to the factors discussed above, partially offset by the gain from the sale of a building lease option to a third party and a royalty payment received from our siloxane joint venture, as well as the earnings from our unconsolidated affiliates.
Quartz
Net sales for our Quartz business in the fiscal nine-month period ended September 30, 2012 were $175 million, compared to $261 million for the prior period in 2011, a decrease of $86 million or 33%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products.
Cost of sales, excluding depreciation, for our Quartz business was $106 million for the fiscal nine-month period ended September 30, 2012, compared to $139 million in the prior period in 2011, a decrease of $33 million or 24%. The decrease was primarily due to lower volume of $45 million, partially offset by lower factory leverage.
Segment EBITDA in the first nine months of 2012 decreased by $45 million to $38 million compared to the first nine months of 2011. The decrease was primarily due to the factors discussed above.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $18 million to $27 million compared to the first nine months of 2011, primarily due to increased expenses that were not assessed to the businesses.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment EBITDA:
Silicones	$44	$74	$153	$270
Quartz	16	25	38	83
Other	(9)	(2)	(27)	(9)
Total	51	97	164	344

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	1	(13)	(9)	(4)
Restructuring and other costs	(9)	(8)	(35)	(24)
Total adjustments	(8)	(21)	(44)	(28)
Interest expense, net	(71)	(64)	(197)	(193)
Income tax (expense) benefit	(5)	5	(9)	(22)
Depreciation and amortization	(48)	(49)	(142)	(147)
Loss on extinguishment and exchange of debt	—	—	(6)	—
Net loss	$(81)	$(32)	$(234)	$(46)

Items Not Included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense, unrealized derivative and foreign exchange gains and losses and asset disposal gains and losses. Restructuring and other costs primarily include expenses from the Company's restructuring and cost optimization programs and management fees paid to its owner.
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three and nine months ended September 30, 2012, these items primarily include net foreign exchange transaction gains and losses and asset disposal charges. For the three and nine months ended September 30, 2011, these items include primarily net foreign exchange transaction gains and losses and stock-based compensation expense.

Liquidity and Capital Resources

We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our senior secured credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.
We had $3,009 million of indebtedness at September 30, 2012. Accordingly, we have significant debt service obligations. In addition, at September 30, 2012, we had $283 million in liquidity, including $110 million of unrestricted cash and cash equivalents (of which $102 million is maintained in foreign jurisdictions), and $173 million of borrowings available under our revolving credit facility. A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at September 30, 2012 is as follows:

(dollars in millions)	September 30, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales

Accounts receivable	$307	12.9%	$315	11.9%
Inventories	399	16.7%	394	14.9%
Trade payables	(296)	(12.4)%	(312)	(11.8)%
Net working capital	$410	17.2%	$397	15.0%
The increase in net working capital of $13 million from December 31, 2011 was due primarily to a decrease in trade payable due to timing of vendor payments and a slight increase in inventory to meet anticipated product demand. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.
We have entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. For the fiscal three months ended September 30, 2012 and September 30, 2011, we effectively accelerated the timing of cash receipts by $12 million and $11 million, respectively. For the nine months ended September 30, 2012 and September 30, 2011, we effectively accelerated the timing of cash receipts by $36 million and $11 million, respectively. We may continue to accelerate cash receipts through accounts receivable sale agreements, as appropriate.
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Fiscal nine-month period ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Cash (used) provided by operating activities	$(103)	$84
Cash used in investing activities	(69)	(73)
Cash provided by (used) in financing activities	65	(15)
Decrease in cash and cash equivalents, before effect of exchange rate changes on cash	$(107)	$(4)

Operating activities. Cash used by operating activities was $103 million in the fiscal nine-month period ended September 30, 2012, compared to cash provided by operations of $84 million in the fiscal nine-month period ended September 30, 2011. Net loss of $234 million included $161 million of non-cash and non-operating income items, of which $142 million was for depreciation and amortization, $15 million was amortization of deferred debt discount and issuance costs, $6 million was for the loss on the extinguishment of debt, $3 million was for other non-cash adjustments. These were slightly offset by $3 million for deferred taxes and $3 million for earnings from unconsolidated entities. Net working capital used $15 million of cash driven by an increase in inventory of $6 million and a decrease in trade payables of $15 million, offset by a decrease in our accounts receivable of $6 million. Other assets and liabilities used cash of $14 million reflecting a decrease in accrued expenses and other liabilities of $18 million,  an increase in accrued income taxes of $1 million, an increase in prepaid expenses and other assets of $5 million, partially offset by an increase in pension liabilities of $9 million and a decrease in due to/due from affiliates of $1 million.
For the fiscal nine-month period ended September 30, 2011, net loss of $45 million included $170 million of non-cash and non-operating income items, of which $147 million was for depreciation and amortization, $9 million was for deferred taxes, $2 million was for stock-based compensation and $12 million was in amortization of deferred debt discount and issuance costs. Net working capital used $50 million in cash driven by an increase in our accounts receivable of $21 million and inventories of $55 million, partially offset by an increase in trade payables of $26 million. Other assets and liabilities provided $9 million in cash primarily reflecting the increase pension liabilities of $12 million, an increase in due to/due from affiliates of $10 million, partially offset by an increase in prepaid expenses and other assets of $11 million and a decrease in accrued income taxes of $2 million.
Investing activities. Cash used in investing activities was $69 million in the fiscal nine-month period ended September 30, 2012, compared to $73 million in the fiscal nine-month period ended September 30, 2011. Cash used in investing activities in the fiscal nine-month period ended September 30, 2012 primarily consisted of ongoing expenditures of $69 million for environmental, health and safety compliance and maintenance projects. Cash used in investing activities in the fiscal nine-month period ended September 30, 2011 primarily consisted of ongoing expenditures of $71 million for environmental, health and safety compliance and maintenance projects.
Financing activities. Cash provided by financing activities was $65 million in the fiscal nine-month period ended September 30, 2012, compared to $15 million of cash used by financing activities in the fiscal nine-month period ended September 30, 2011. Cash provided by financing activities in the fiscal nine-month period ended September 30, 2012 consisted of proceeds of long-term debt of $559 and an increase in short-term borrowings of $1 million, partially offset by principal payments of $487 million and debt issuance costs of $8 million. Cash used by financing activities in the fiscal nine-month period ended September 30, 2011 consisted of payments of long-term debt of $61 million, $5 million of debt issuance costs associated with the amendment of our credit agreement and a decrease in short-term borrowings of $1 million, partially offset by additional borrowings of $52 million.
For 2012, without giving effect to the Refinancing Transactions (as defined below), we expect the following significant cash outflows: interest payments on our fixed rate Senior Secured Notes, Second Lien Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $200 million in total (with a third quarter payment of approximately $60 million, and a fourth quarter payment of approximately $44 million); principal (due quarterly) and interest payments (due monthly) on our variable rate term loans under our senior secured credit facilities of approximately $7 million and $34 million (depending on interest rate and foreign exchange fluctuations), respectively; principal (due semi-annually) and interest (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively; global pension fund contributions of approximately $16 million and income tax payments estimated at $17 million. Capital spending in 2012 is expected to be between $100 million and $110 million, however, we continue to evaluate our level of capital spending. We expect to fund these significant outflows with available cash.
Our senior secured credit facilities at September 30, 2012 consisted of three tranches of variable-rate term loans in an aggregate U.S. dollar equivalent principal amount of approximately $744 million, a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million and a $33 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our wholly-owned subsidiaries, Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH ("MPM GmbH"). The term loans, a portion of which are denominated in Euros, and our synthetic letter of credit facility are extended to MPM GmbH.
There were $80 million of borrowings outstanding under the revolving credit facility as of September 30, 2012. From time to time, we borrow on our revolving credit facility, as the needs of the our business dictate. The outstanding letters of credit under the revolving credit facility at September 30, 2012 were $47 million, leaving unused borrowing capacity of $173 million. Outstanding letters of credit issued under the synthetic letter of credit facility at September 30, 2012 were $32 million, leaving an unused capacity of $1 million.
Principal repayments on our term loans are due and payable in quarterly installments of approximately $1 million (depending on exchange rates), representing 0.25% of the original principal amounts, on the last day of each calendar quarter. We must also prepay the term loans, subject to certain exceptions, with (1) 50% (which percentage may be reduced to 25% or 0% depending on the achievement of certain ratios of our net first-lien secured indebtedness to Adjusted EBITDA) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement; (2) 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances (as defined in the credit agreement) and (3) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, to the extent we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months (and, if committed to be reinvested, actually reinvested within 36 months). We did not have excess cash flow under the terms of the credit agreement in calendar year 2011. Although we had excess cash flow under the terms of our credit agreement in 2010, we were not required to prepay any of the term loans under subsection (1) above because the ratio of our net first-lien secured indebtedness to Adjusted EBITDA was below 1.5:1.
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
As of September 30, 2012, we had outstanding $250 million in aggregate principal amount of 10% Senior Secured Notes due 2020 (the “Senior Secured Notes”), $200 million in aggregate principal amount of 12 1/2% Second-Lien Senior Secured Notes due 2014 (the “Second Lien Notes”), $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the "Dollar Fixed-Rate Notes"), €133 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the "Euro Fixed-Rate Notes" and together with the Dollar Fixed-Rate Notes, the "Second-Priority Springing Lien Notes") and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The Senior Secured Notes, Second Lien Notes, Second-Priority Springing Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
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
The Second-Priority Springing Lien Notes are guaranteed on a senior unsecured (or, following the occurrence of certain events, including the Refinancing Transactions, a second-priority secured) basis by our existing domestic subsidiaries that are our guarantors under our senior secured credit facilities and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Second-Priority Springing Lien Notes. The portion of the Second-Priority Springing Lien Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9% and 9 1/2%, respectively, payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2011.
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
As of September 30, 2012, Momentive Performance Materials Nantong Co. Ltd. ("MPM Nantong") had outstanding borrowings of $30 million under a fixed asset loan agreement with Agricultural Bank of China ("ABOC"). The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. Remaining principal repayments under the fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2012 through 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly. The interest rate on the loan as of September 30, 2012 was 6.51%. MPM Nantong also entered into two working capital loan agreements with ABOC providing for revolving secured loans up to $16 million (subject to exchange rates), all of which were outstanding as of September 30, 2012. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually. The interest rate on these loans as of September 30, 2012 was 6.89%.
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

Recent Financing Transactions

First Lien Notes

On October 25, 2012, MPM Escrow LLC and MPM Finance Escrow Corp. (the “Escrow Issuers”), our wholly owned special purpose subsidiaries, issued $1,100,000,000 principal amount of first-priority senior secured notes due 2020 (the “First Lien Notes”) in a private offering. The proceeds from the sale of First Lien Notes have initially been placed in escrow pending the satisfaction of a number of conditions. Following the release of such escrow, we intend to use the proceeds from the sale of First Lien Notes (i) to repay all amounts outstanding under our senior secured credit facilities, (ii) to purchase, redeem or discharge all of our outstanding $200 million aggregate principal amount of 12½% Second-Lien Senior Secured Notes due 2014, (iii) to pay related fees and expenses and (iv) for general corporate purposes.

The proceeds from the sale of First Lien Notes will be released from escrow upon the satisfaction of certain conditions, including, among others, either (i) obtaining an amendment to our senior secured credit facilities to permit us to assume the obligations of the Escrow Issuers under the First Lien Notes or (ii) entering into the asset-based lending facility, or ABL Facility, described below. Upon satisfaction of such conditions, we would assume the Escrow Issuers' obligations under the First Lien Notes, the First Lien Notes would be guaranteed on a senior basis by our domestic subsidiaries that are guarantors under our senior secured credit facilities (the “Note Guarantors”) and, if we have not entered into the ABL Facility, the First Lien Notes would initially be secured on a pari passu basis by liens on the same collateral of the Company and the Note Guarantors securing the senior secured credit facilities, subject to certain exceptions. If such conditions are not satisfied by January 15, 2013 (or such earlier date as we determine that such conditions cannot be satisfied), the Escrow Issuers will redeem the First Lien Notes at a price equal to 100% of the gross proceeds of the First Lien Notes, plus accrued interest. After we enter into the ABL Facility, and after our assumption of the obligations under the First Lien Notes, the First Lien Notes will have the benefit of a first-priority lien on certain notes priority collateral (which generally includes the domestic assets of the Company and the Note Guarantors other than inventory and accounts receivable) and a second-priority lien on certain domestic

ABL priority collateral (which with respect to the Company and Note Guarantors generally includes inventory and accounts receivable), in each case subject to certain exceptions.

ABL Facility

On October 25, 2012, we obtained commitments from financial institutions for a new $270 million asset-based revolving loan facility, subject to a borrowing base (the “ABL Facility”) and we expect to obtain an additional $30 million in commitments to bring the total facility size to $300 million, although there can be no assurances that we will obtain such additional commitments. The ABL Facility will replace our existing senior secured credit facilities and we expect to enter into the ABL Facility as soon as practicable following the satisfaction of customary closing conditions.

The ABL Facility will have a five-year term unless, on the date that is 91 days prior to the scheduled maturity of our 11½% Senior Subordinated Notes due 2016, more than $50.0 million aggregate principal amount of our 11½% Senior Subordinated Notes due 2016 is outstanding, in which case the ABL Facility will mature on such earlier date. If we do not receive additional commitments, the maximum committed amount under the ABL Facility will be $270 million, with availability subject to a borrowing base that will be based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The borrowers under the ABL Facility will be our wholly-owned subsidiaries, Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH and a newly formed Canadian subsidiary. The ABL Facility will bear interest at a floating rate based on, at our option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of our financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility is not expected to have any financial maintenance covenant, other than a fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $30 million. We do not currently meet such ratio, and therefore we do not currently expect to allow our availability under the ABL Facility to fall below such levels. Upon our entry into the ABL Facility, we will terminate our existing revolving credit facility.

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

Contractual Obligations
Information related to our contractual obligations, with the exception of our long-term debt obligations, at December 31, 2011 can be found in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. Information related to our long-term debt obligation, as adjusted for our debt refinancing transactions in April and May 2012, can be found in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission. There have been no other material changes in our contractual obligations to our previous disclosures made on this matter.

Covenants under our Senior Secured Credit Facilities and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, in one case, the maintenance of a certain financial ratio. Payment of borrowings under the senior secured credit facilities and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing our senior secured credit facilities include the failure to pay principal and interest when due, a material breach of representation or warranty, most covenant defaults, events of bankruptcy and a change of control. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
The financial maintenance covenant in the credit agreement governing our senior secured credit facilities provides that at any time that loans or letters of credit are outstanding (and not cash collateralized) under our revolving credit facility (which is part of our senior secured credit facilities) we are required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement governing the senior secured credit facilities) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement governing the senior secured credit facilities) may not exceed 4.25 to 1 as of the last day of any fiscal quarter. On September 30, 2012, we were in compliance with the senior secured leverage ratio maintenance covenant.
As indicated above, we expect to enter into a new ABL Facility that will replace the senior secured credit facilities as soon as practicable following the satisfaction of customary closing conditions. The financial maintenance covenant in the agreement governing our ABL Facility is expected to provide that if our availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $30 million, we are required to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 1.0 to 1.0 as of the last day of any fiscal quarter. We do not currently meet such ratio, and therefore in the event that we enter into the ABL Facility, we do not expect to allow our availability under the ABL Facility to fall below such levels.
In addition to the financial maintenance covenant described above, we are also subject to certain incurrence tests under the credit agreement governing our senior secured credit facilities and the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing our notes contain an Adjusted EBITDA to Fixed Charges ratio incurrence test that restricts our ability to incur indebtedness or make investments, among other actions, if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.00 to 1.00. “Fixed Charges” are generally defined under the indentures as net interest expense, excluding the amortization or write-off of deferred financing costs. As of September 30, 2012, we were not able to satisfy this test. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under our senior secured credit facilities (including the use of unused borrowing capacity under the revolving credit facility, which was $173 million at September 30, 2012). Based on the forecast for the next 12 months, we have sufficient cash and available borrowing capacity to fund operations and pay liabilities as they come due in the normal course of business.
On September 30, 2012, we were in compliance with all covenants under the credit agreement governing the senior secured credit facilities and all covenants under the indentures governing the notes.

Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA is not a defined term under GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures.
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the period presented:

		Last twelve months ended
		September 30, 2012

Net loss attributable to Momentive Performance Materials Inc.		$(329)
Gain on extinguishment and exchange of debt		(1)
Interest expense, net		260
Income taxes		14
Depreciation and amortization		192
EBITDA		136
Noncontrolling interest	(a)	—
Restructuring and other costs	(b)	46
Non cash and purchase accounting effects	(c)	11
Management fee and other	(d)	7
Pro forma savings from Shared Services Agreement	(e)	17
Pro forma savings from other initiatives	(f)	26
Exclusion of Unrestricted Subsidiary results	(g)	(20)
Adjusted EBITDA		$223

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$738
Senior Secured Leverage Ratio for the twelve-month period ended September 30, 2012	(h)	3.31

____________________

(a)	Reflects the elimination of noncontrolling interests resulting from the sale of the Shenzhen joint venture in 2011.

(b)	Relates primarily to restructuring and other costs.

(c)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses, and (iv) impairment or disposal charges. For the twelve-month period ended September 30, 2012, non-cash items include: (i) unrealized foreign currency exchange loss of $13 million, (ii) asset disposal charges of $3 million, (iii) stock-based compensation expense of $1 million and (iv) pension curtailment gains of $6 million.

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

(g)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents.

(h)	The Senior Secured Leverage Ratio measures the ratio of Senior Secured Net Debt to Adjusted EBITDA.

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
Newly Issued Accounting Standards
There were no newly issued accounting standards in the first nine months of 2012 applicable to the our unaudited Condensed Consolidated Financial Statements.

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
There have been no changes in our internal control over financial reporting that occurred during the fiscal three-month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business
<>If global economic conditions remain weak or further deteriorate, it will negatively impact our business, results of operations and financial condition.
Global economic and financial market conditions, including severe market disruptions such as those that occurred in late 2008 and 2009 and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our senior secured credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated revolving credit facility (or, after entering into the ABL Facility, the ABL Facility) to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility (or our ABL Facility) be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may remain weak or further deteriorate. Any further weakening of economic conditions would likely exacerbate the negative effects described above, could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs or sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2011. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.

Due to recent worldwide economic developments, the short-term outlook for our business is difficult to predict. In the third quarter of 2012, sales decreased approximately 10% in our silicones business versus the second quarter of 2012, primarily as a result of normal seasonality and continued softness in demand in the construction and industrial sectors. Sales at our Quartz business remained flat in the third quarter, as compared to the second quarter of 2012, but demand continues to be weak as a result of the cyclical downturn in the semiconductor capital equipment industry. We expect the continued volatility in the global financial markets, the ongoing debt crisis in Europe, economic softness in China and other Asia Pacific countries and lack of consumer confidence, as well as continued over-capacity in our industry, will continue to adversely impact our results for the remainder of 2012 and into 2013. During the fourth quarter of 2012, however, we expect to benefit from normal seasonality and ongoing cost reduction initiatives on a sequential basis.

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

Our quartz production relies heavily on a specific type of sand, which is currently available in the necessary quality and quantity from only one supplier, Unimin Corporation ("Unimin"). We recently amended our supply agreement with Unimin, extending the term of the agreement through December 31, 2012. While we continue to negotiate the terms of a new long-term supply agreement, there can be no assurance that we will enter into such an agreement.
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
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally, a number of our operations are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage, or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities could have a material adverse effect on us.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2011, we incurred capital expenditures of $23 million and in the first nine months of 2012, we incurred capital expenditures of $14 million, to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.

Actual and alleged environmental violations have been identified at our facility in Waterford, New York. We are cooperating with the New York State Department of Environmental Conservation (the "NYSDEC") and the U.S. Environmental Protection Agency (the "USEPA") and the U.S. Department of Justice in their respective investigations of that facility's compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility's hazardous waste incinerators. Although we currently believe that the costs and potential penalties associated with these investigations will not have a material adverse impact on our business, these investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions.
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
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville, WV, we have provided letters of credit in the following amounts: $25.3 million for closure and post-closure care for the Waterford and the Sistersville facilities; and $10 million (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility's hazardous waste permit. In connection with the renewal, the NYSDEC may increase the financial assurances we are required to provide for this facility, which may result in a material increase in the amount of letters of credit or other assurance we must deliver. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial position. For example, to the extent we issue letters of credit under our revolving credit facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under our revolving credit facility would be reduced.
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
If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the Shared Services Agreement, it would adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure. To the extent we are permitted to include the pro forma impact of such cost savings initiatives in the calculation of financial covenant ratios under our senior secured credit facilities (or, after entering into the ABL Facility, the ABL Facility), our failure to realize such savings could impact our compliance with such covenants.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of Craig O. Morrison, our chief executive officer and President, and William H. Carter, our chief financial officer, and other key members of our leadership team. We do not maintain any key-man insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals and engineers who have specialized skills required by our business and focused on the industries in which we compete. Competition for qualified employees in the materials industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.
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
Certain members of our senior management team, including Mr. Morrison, our chief executive officer and President, and Mr. Carter, our chief financial officer, and other individuals who provide substantial services to our business, act in the same or similar capacities for, and are employed by, our affiliate, MSC. Certain of our employees, who provide substantial services to our business, also act in the same or similar capacities and provide services with respect to MSC. The services of such individuals are provided by us to MSC, or by MSC to us, pursuant to the Shared Services Agreement. Any or all of these individuals may be required to focus their time and energies on matters relating to MSC that otherwise could be directed to our business and operations. If the attention of our senior management team, and/or such other individuals providing substantial services to our business, is significantly diverted from their responsibilities to us, it could affect our ability to service our existing business and develop new business, which could have a material adverse effect on our business and results of operations. We cannot assure you that the implementation of the Shared Services Agreement will not be disruptive to our business.
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
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Waterford, New York; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in the summer of 2013. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to grievances. In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board (the "NLRB") arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
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
We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have a material adverse effect on our financial condition and liquidity. In 2012, we expect to contribute approximately $13 million and $3 million to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers have been impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Our sales, operating income and Adjusted EBITDA in the first half of 2011 were reduced by approximately $31 million, $16 million and $16 million, respectively, as a result of the earthquake and related events, primarily due to power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Normal plant operations at our Ohta facility were restored in early May 2011 but uncertainty in Japan continues primarily with respect to the country's energy infrastructure. To the extent conditions worsen, including, but not limited to, the resumption of rolling blackouts, further restrictions on power usage, disruptions in the supply chain, increased radiation exposure from damaged nuclear power plants or the expansion of evacuation zones around nuclear power plants, it could materially and adversely affect our operations, operating results and financial condition.
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
We have substantial consolidated indebtedness. As of September 30, 2012, we had $3,013 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. Without giving effect to the Refinancing Transactions (as defined below), our projected annualized cash interest expense would be approximately $249 million based on our consolidated indebtedness and interest rates at September 30, 2012, of which $215 million would represent cash interest expense on fixed-rate obligations. On an as-adjusted basis giving effect to the Refinancing Transactions, as of September 30, 2012, we would have had $3,114 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings, and our projected annualized cash interest expense would be approximately $291 million, of which $287 million would represent cash interest expense on fixed-rate obligations. “Refinancing Transactions” refers collectively to (i) the sale of the First Lien Notes and the release of the proceeds of such sale from escrow, (ii) the assumption of the First Lien Notes by the Company, (iii) the use of proceeds from the First Lien Notes (a) to repay all amounts outstanding under our senior secured credit facility, (b) to purchase, redeem or discharge all of our outstanding $200 million aggregate principal amount of Second Lien Notes, (c) to pay related fees and expenses and (d) for general corporate purposes and (iv) our entering into the ABL Facility (and doing so based on the assumption that we have $300 million of commitments under the ABL Facility at such time) as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Financing Transactions".
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. Although in the past we have generally generated sufficient cash flows from operations to make scheduled debt service payments, in the twelve months ended September 30, 2012, our EBITDA was insufficient to cover our interest expense, and we may continue to experience such shortfalls in the future. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. As a result, unless our cash flow from operations improves, we may be forced to reduce or delay capital expenditures, sell assets, raise debt or equity capital or seek to restructure or refinance our indebtedness. These affirmative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
Availability under the ABL Facility will be subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. We estimate that our borrowing base as of September 30, 2012 would have been approximately $300 million (although the actual borrowing base will be subject to appraisals and reserves and could be lower), and on a pro forma basis giving effect to the Refinancing Transactions, we would have had $79 million of drawn letters of credit and no revolver borrowings. However, the borrowing base will be determined based on appraisals and will be subject to various reserves, so the actual borrowing base could be lower. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial consolidated indebtedness and other commitments and obligations could have other important consequences, including but not limited to the following:

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
We may not enter into the new ABL Facility, which would leave our existing senior credit facility in place.
Although we have commitments for a $270 million ABL Facility and expect to obtain $30 million of additional commitments bringing the total facility amount to $300 million, the closing of the ABL Facility is subject to a number of conditions, and we may not be able to satisfy all conditions to such commitments and enter into such facility. If we cannot, our existing revolving credit facility matures on December 3, 2012 (although we have commitments from certain lenders to provide a new facility expiring in December 2014, subject to certain conditions, if we do not enter into the ABL Facility). Our existing revolving credit facility requires us to maintain a net first lien secured leverage ratio of 4.25 to 1 as of the last day of any fiscal quarter at any time when we have outstanding borrowings or letters of credit thereunder. While we are in compliance with such ratio, such ratio could limit access to our revolving credit facility, or cause us to be in default if we do not meet such ratio at a time when we have outstanding borrowings or letters of credit under the revolving credit facility in the future if business conditions remain weak or weaken further. If we are unable to enter into the new ABL Facility, this could impair our liquidity unless we could obtain a new facility.
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

In addition, at any time that loans or letters of credit are outstanding and not cash collateralized thereunder, the agreement governing our revolving credit facility, which is part of our senior secured credit facilities, requires us to maintain a specified Senior Secured Leverage Ratio. As of September 30, 2012, we were in compliance with our leverage ratio maintenance covenant set forth in our senior secured credit facilities. If business conditions weaken, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital structure optimization measures available to us to remain in compliance with these covenants, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenants.
A failure to comply with the covenants contained in our senior secured credit facilities, the indentures governing notes issued or guaranteed by our subsidiaries or their other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
In particular, a breach of a leverage ratio covenant would result in an event of default under our revolving credit facility if we had any outstanding exposure thereunder. Pursuant to the terms of our senior secured credit facilities, our direct parent company has the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a leverage ratio covenant is not cured or waived, or if any other event of default under a senior secured credit facility occurs, the lenders under such credit facilities:

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
We have received commitments from lenders for a new $270 million ABL Facility, subject to a borrowing base. The ABL Facility is expected to require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when the availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $30 million. In that event, we must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0. Because we do not currently meet such ratio, we do not currently expect to allow our availability under the ABL Facility to fall below such levels.
A breach of our fixed charge leverage ratio covenant, if in effect, would result in an event of default under our ABL Facility. Pursuant to the terms of our ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a fixed charge leverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facilities:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under such ABL Facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

•	could apply all of our available cash that is subject to the cash sweep mechanism of the ABL Facility to repay these borrowings; and/or

•	could prevent us from making payments on our notes;

any or all of which could result in an event of default under our notes.
The ABL Facility will provide for “springing control” over the cash in our deposit accounts constituting collateral for the ABL Facility, and such cash management arrangements will include a cash sweep at any time that availability under the ABL Facility is less than the greater of (1) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (2) $30 million. Such cash sweep, if in effect, will cause all our available cash to be applied to outstanding borrowings under our ABL Facility. If we satisfy the conditions to borrowing under ABL Facility while any such cash sweep is in effect, we may be able to make additional borrowings under ABL Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under our ABL Facility, and we will not have sufficient cash to satisfy our working capital and other operational needs. The availability threshold for triggering a cash sweep is the same availability threshold for triggering the fixed charge coverage ratio covenant under our ABL Facility. Since we currently do not satisfy the fixed charge coverage ratio covenant, such failure would constitute a default under the ABL Facility, and such default would result in a failure to satisfy the conditions to borrowing under the ABL Facility. Accordingly, if our availability falls below this threshold, our cash will be swept pursuant to the cash management provisions under the ABL Facility and we would not be permitted to make additional borrowings under the ABL Facility, resulting in our failure to have sufficient cash to satisfy our working capital and other operational needs.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of September 30, 2012, the aggregate principal amount outstanding of MPM Holdings' PIK notes due June 2017 was $747 million. These notes accrue interest in-kind until maturity and this will increase our parent's debt load over time.
We and our subsidiaries may not generate sufficient cash flows from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. See “-We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” To the extent that we need to utilize our cash flow to fund our cash flow needs, we would not expect to be able to pay dividends to our parent. In addition, the restricted payments covenant in the indentures governing our notes, as well as similar restrictions in our credit facility, generally limit our ability to pay dividends to our parent except out of 50% of our cumulative net income and certain baskets. If we are unable to generate net income significantly in excess of our historical performance, which would require significant improvement in industry conditions and our performance, these covenants would likely prohibit us from providing distributions to our parent. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company's debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facilities and other indebtedness.
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

Our indebtedness exposes us to interest expense increases if interest rates increase.
$868 million, or approximately 29%, of our borrowings as of September 30, 2012, were at variable interest rates and expose us to interest rate risk. On an as-adjusted basis giving effect to the Refinancing Transactions, as of September 30, 2012, $53 million, or approximately 2%, of our borrowings, were at variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $9 million assuming our consolidated variable interest rate indebtedness outstanding as of September 30, 2012 remains the same without giving effect to the Refinancing Transactions and by approximately $1 million on an as-adjusted basis giving effect to the Refinancing Transactions. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase.
A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.

Standard & Poor's Ratings Services (“S&P”) and Moody's Investors Service (“Moody's”) maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Our ratings by S&P and Moody's were downgraded in 2012. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
On November 9, 2012, the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC, the Company's ultimate parent (“Momentive Holdings”), approved the Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan (the “2012 LTI Plan”) and the Compensation Committee of our Board of Directors granted awards to each of our Named Executive Officers and other members of management. Our Named Executive Officers received the following target awards under the 2012 LTI Plan: Morrison - $5,250,000, Carter- $2,224,668, Fisher- $982,800, McGuire- $982,800, and Sonnett- $1,248,000. The target awards are expressed as a multiplier of the executive's annual base salary. Payout of the award is subject to both service and performance requirements. The executive must be actively employed on the payment date in order to receive any payment under the plan.
Participants in the 2012 LTI Plan are guaranteed payment of 50% of their target award if they remain employed on the payable date in April 2015. In the event of a complete change in control (as that term is defined in the Momentive Holdings 2011 Equity Incentive Plan) prior to April 1, 2015, the guaranteed 50% of the target award will become immediately vested and payable. The remaining 50% of their target award will be paid in 25% increments in the event Momentive Holdings achieves certain annual EBITDA targets. Performance-based awards will be paid, if earned, no earlier than the first quarter 2016. The measurement period for the achievement of the annual EBITDA targets begins January 2013 and runs through fiscal year-end 2020. In the event the annual EBITDA targets are not achieved by year-end 2020, the plan will terminate. Payouts under the 2012 LTI Plan are subject to approval of the Compensation Committees of the Company and Momentive Holdings. The 2012 LTI Plan contains other customary terms and conditions.

Item 6.	Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

4.1
Indenture, dated as of October 25, 2012, by and among MPM Escrow LLC and MPM Finance Escrow Corp., MPM TopCo LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to our Form 8-K, filed on October 26, 2012)

4.2
Escrow Agreement, dated as of October 25, 2012, by and among MPM Escrow LLC and MPM Finance Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as escrow agent and trustee (filed as Exhibit 4.2 to our Form 8-K, filed on October 26, 2012)

10.1
Fourth Extension and Amendment to the Quartz Sand Products Purchase Agreement, effective as of October 1, 2012, by and between Unimin Corporation and Momentive Performance Materials Quartz, Inc. (filed as Exhibit 10.01 to our Form 8-K, filed on October 3, 2012)

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
November 13, 2012

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ WILLIAM H. CARTER
William H. Carter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)