Form 10-K
period 2012-12-31
Momentive Performance Materials Inc.
filed 2013-04-01
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 333-146093
______________________________________________
Momentive Performance Materials Inc.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	20-5748297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Hudson River Road Waterford, NY 12188	(518) 237-3330
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)
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
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on March 28, 2013 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

PART I
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek,” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: continued weak global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., pricing actions by our competitors that could affect our operating margins, the impact of our substantial indebtedness, our failure to comply with the financial maintenance covenant under our senior secured credit facility or other covenants in such facility or other debt instruments, and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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
We were created on December 3, 2006 through the acquisition of certain assets, subsidiaries and liabilities of General Electric Company (“GE”) that comprised GE's Advanced Materials, an operating unit within the Industrial Segment of GE, by the MPM Group (the “GE Advanced Materials Acquisition”). Affiliates of Apollo Management Holdings, L.P. (together with the investment funds they manage (the “Apollo Funds”) and Apollo Global Management, LLC and its subsidiaries, “Apollo”) formed MPM and Momentive Performance Materials Holdings Inc., our direct parent company (“MPM Holdings”), for the purpose of consummating the GE Advanced Materials Acquisition. On October 1, 2010, MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the direct parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc. and referred to herein as “MSC”), became subsidiaries of a new holding company, Momentive Performance Materials Holdings LLC (referred to herein as “Momentive Holdings”). We refer to this event as the “Momentive Combination.”

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
We are one of two producers in the silicones market with global siloxane production capacity. As of December 31, 2012, we had 22 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this worldwide network of production facilities, we serve more than 5,500 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L'Oreal, BASF, The Home Depot and Lowe's.
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
Customer Diversification. We have a diverse customer base of more than 5,500 customers between our Silicones and Quartz businesses and are well balanced across multiple geographies. In 2012, our top 20 customers accounted for less than 22% of our total revenues, and no single customer accounted for more than 3% of our total revenues. We have maintained long-standing relationships with many of our customers.
Geographic Diversification. We have a global sales presence, with approximately 38%, 31% and 31% of our 2012 and 2011 revenues generated in the Americas, Europe and Asia, respectively.
Global Infrastructure. We are a global company with significant manufacturing capacity in each of the Americas, Europe and Asia. We have 22 production facilities located around the world, R&D centers on three continents and sales to customers in over 100 countries. The Silicones business has three siloxane production facilities located in Waterford, New York, Ohta, Japan and Leverkusen, Germany, as well as a siloxane manufacturing joint venture in Jiande, China, and two silanes production facilities in Sistersville, West Virginia and Termoli, Italy. The Quartz production sites are located in Ohio, Geesthacht, Germany, Kozuki, Japan and Wuxi, China.
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
Our Strategy
We believe that we have opportunities for growth through the following long-term strategies:
Develop and Market New Products. We will continue our efforts to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we expect to create new generations of products and services which will drive revenue and earnings growth over the long term.
Expand Our Global Reach in Faster Growing Regions. We intend to continue to grow internationally by expanding our sales presence around the world. Specifically, we are focused on growing our business in markets in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing. Furthermore, by consolidating sales and distribution infrastructures via the Momentive Combination, we expect to accelerate the penetration of our high-end, value-added products into new markets, thus further leveraging our research and applications efforts.
Increase Shift to High-Margin Specialty Products. We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications. As a result of this capital allocation strategy and anticipated end market growth underlying these specialty segments, we believe high-margin specialty materials will continue to be a larger part of our broader portfolio.
Implement Strategic Cost Reduction Initiatives. In July 2012, we approved restructuring actions in connection with the realignment of our businesses globally. During the year, we made steady progress on these actions as well as on our initiatives to realize further cost savings from the Momentive Combination. Over the next 9 to 15 months, we expect to achieve $30 million of additional cost savings from these programs. We also continue to evaluate other actions that could lead to further savings. As of December 31, 2012, we have realized a total of approximately $27 million and $63 million of cost savings on a run-rate basis in connection with the restructuring and Momentive Combination, respectively, since the inception of these programs.
Capitalize on the Momentive Combination to Grow Revenues. We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of our and MSC's respective global footprints and technology platforms. For instance, we anticipate greater penetration of our products into Latin America, where MSC has historically maintained a larger manufacturing and selling presence.
Generate Free Cash Flow and Deleverage. Although the challenging economic environment makes the short-term outlook of our business difficult to predict, we expect to generate significant free cash flow over the long term due to our size, cost structure and reasonable ongoing capital expenditure requirements. Furthermore, we have demonstrated expertise in efficiently managing our working capital. Our strategy of generating significant free cash flow and deleveraging is complemented by our long-dated capital structure with no significant short-term maturities. This financial flexibility allows us to prudently balance deleveraging with our focus on growth and innovation.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures. As a large manufacturer of performance materials with leadership in the production of silicone, silicone derivatives, quartz and specialty ceramics, we have an advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio, and better serve our customers. We believe we may have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy.

Our Businesses
Silicones
We believe we are one of the world’s largest producers of silicones and silicone derivatives, manufacturing a wide range of high-performing elastomers, engineered materials and fluids. Product families within our silicones business include fluids (textiles, personal care, home care, agriculture and oil and gas applications), silanes and resins (tires, additives for coatings, masonry water repellents and protective coatings for plastics and rubber), elastomers (healthcare and automotive applications), intermediates, specialty coatings, room temperature vulcanizers, urethane additives (polyurethane foam additives) and consumer and construction sealants. Silicones are used in product formulations primarily due to two distinguishing factors: (1) their high degree of inertness (i.e., resistance to heat, electricity and chemical reactions); and (2) their ability during manufacturing to greatly modify their viscosity, enabling production of end-products with a significant variation in levels of lubricity or adhesion. Silicones are developed using separate finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.
For the fiscal year ended December 31, 2012, our Silicones business generated revenues of $2,136 million compared to $2,310 million for the fiscal year ended December 31, 2011.
Product Portfolio
Our silicones product portfolio consists primarily of those set forth below.

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

•
Room Temperature Vulcanizers. Room Temperature Vulcanization (“RTV”) products consist of highly engineered gels, greases, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include the TSE, SilCool, InvisiSil and SnapSil brand names.

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
Customers. Our Silicones business had sales to more than 4,400 different customers in 2012 in a variety of industries. In 2012, our top 20 customers accounted for approximately 24% of our total revenues, and no single customer accounted for more than 3% of total revenues. We have maintained long-standing relationships with many of our customers. For example, we have served one of our largest customers, The Home Depot, Inc., for over 20 years.
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
Quartz
We believe that our Quartz business is a global leader in the development and manufacturing of fused quartz and ceramic materials. Fused quartz, a man-made glass manufactured principally from quartz sand, is used in processes requiring extreme temperature, high purity and other specific characteristics. Fused quartz and ceramic materials are used in a wide range of industries, including semiconductor, lamp tubing, manufacturing, packaging, cosmetics and fiber optics. We believe that our Quartz business is a leading global producer of quartz tubing, ingots and crucibles and high-performance, non-oxide ceramic powders, coatings and solids.
Our Quartz business’ products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from microchip makers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 41% of our Quartz business’ revenue for the fiscal year ended December 31, 2012 compared to 48% for 2011 and 63% in 2010. For the fiscal year ended December 31, 2012, our Quartz business generated revenues of $221 million compared to $327 million for the fiscal year ended December 31, 2011.
Customers. Our Quartz business had sales to over 1,100 different customers in 2012 in a variety of industries. In 2012, our top 20 customers accounted for 58% of total revenues of the Quartz business, and the largest customer accounted for approximately 8% of total revenues of the Quartz business.
Raw Materials. Naturally occurring quartz sand is the key raw material for many of the products manufactured by the Quartz business, which is currently available from a limited number of suppliers. The Unimin Corporation (“Unimin”), a major producer of natural quartz sand, controls a significant portion of the market for this sand. As a result, Unimin exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have averaged approximately 3-5% per year. Our long term purchase agreement with Unimin expired on December 31, 2012. We are currently negotiating the terms of a new long term agreement with Unimin and expect to enter into an agreement in 2013. We also evaluate and use other quartz sand sources around the world.
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
Intellectual Property
We own or have licenses to use a large number of patents relating to our products and processes. We currently have the right to utilize approximately 800 active patents in the United States, approximately 2,800 active patents in the other countries of the world and approximately 2,300 pending patent applications worldwide. While the remaining durations of these patents range from less than one year to almost 20 years, the portion of the portfolio dealing with our new products comprises patents with durations of fourteen to twenty years. We also have the right to utilize approximately 100 registered U.S. trademarks protecting our products, with counterpart registrations in commercially significant non-U.S. countries. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademark applications and trademarks relating to our Velvesil, Silwet, Silsoft, Spur, and NXT brands, technologies and products are considered material to our business. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a description of our licensing arrangements with GE.
Environmental Regulations

Our policy is to strive to operate our plants in a manner that protects the environment and the health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies and practices managed by our Environmental, Health and Safety, or EH&S department, and overseen by the EH&S Committee of the Board of Managers of Momentive Holdings. Our EH&S department has the responsibility to ensure that our operations worldwide comply with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incident response planning and implementation. Our EH&S policies and practices include management systems and procedures relating to environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.

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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2012, we incurred capital expenditures of $17 million on an aggregate basis to comply with environmental laws and regulations and to make other environmental improvements. We estimate that our capital expenditures in 2013 for environmental controls at our facilities will be approximately $21 million. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
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
Financial Information for Businesses and Geographical Areas
For information regarding revenues from external customers, measures of profit or loss and total assets by business and revenues from external customers and net long-lived assets by geographic area, see Note 16 to our Consolidated Financial Statements.
Research and Development
Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and outside testing services, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2012, 2011 and 2010, we spent $69 million, $78 million and $73 million, respectively, on research and development. These annual research and development expenditures equaled approximately 3% of the revenues in such year.
Seasonality
We do not experience significant seasonality of demand, although sales have historically been slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to volatile global economic conditions.
Employees
As of December 31, 2012, we had approximately 4,580 employees. Approximately 45% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our union and non-union employees.
****
Our headquarters is located at 260 Hudson River Road, Waterford, NY 12188 and our general telephone number is (518) 237-3330. We maintain an Internet site at http://www.momentive.com. Our website address is provided as an inactive textual reference. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report.

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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our senior secured credit facility or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our syndicated revolving credit facility (or, if we enter into the ABL Facility and the Cash Flow Facility (each as described in Item 7 of Part II of this Annual Report on Form 10-K), the ABL Facility or the Cash Flow Facility, as applicable) to fulfill their funding obligations. Should a bank in our syndicated revolving credit facility (or the ABL Facility or the Cash Flow Facility, as applicable) be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may remain weak or further deteriorate. In such event, the negative effects described above would likely be exacerbated and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenant in our credit facility, could be significantly affected. See “Risks Related to our Indebtedness ––We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” and “––We may be unable to maintain compliance with the financial maintenance covenant in our senior secured credit facility, which could result in an event of default under our credit agreement that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.” As a result, it may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2012. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.

Due to recent worldwide economic developments, the short-term outlook for 2013 for our business is difficult to predict. In the fourth quarter of 2012, sales increased approximately 2% in our silicones business versus the third quarter of 2012, primarily as a result of normal seasonality and increasing demand in the Asia markets. Sales at our Quartz business declined significantly in the fourth quarter, as compared to the third quarter, as a result of the cyclical downturn in the semiconductor capital equipment industry. We expect the continued volatility in the global markets, economic softness across the world and lack of consumer confidence, as well as continued over-capacity in our industry, will continue to adversely impact our results for 2013.
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
Our quartz production relies heavily on naturally occurring quartz sand, which is currently available from a limited number of suppliers. A significant amount of the market for this sand is controlled by Unimin. Our long term purchase agreement with Unimin expired on December 31, 2012, and we are currently negotiating the terms of a new long term agreement with Unimin. While we expect to enter into a new agreement with Unimin in 2013, there can be no assurance that we will enter into such an agreement.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2012, we incurred capital expenditures of $17 million to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
Actual and alleged environmental violations have been identified at our facility in Waterford, New York. We are cooperating with the New York State Department of Environmental Conservation (the “NYSDEC”) and the U.S. Environmental Protection Agency (the “USEPA”) and the U.S. Department of Justice in their respective investigations of that facility's compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility's hazardous waste incinerators. Although we currently believe that the costs and potential penalties associated with these investigations will not have a material adverse impact on our business, these investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions.
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
In 2012, approximately 68% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
The European debt crisis and related European financial restructuring efforts have contributed to instability in global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro and the global credit markets may weaken. While we do not transact a significant amount of business in Greece, Italy or Spain, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our international business and results of operations.
Increased energy costs could increase our operating expenses, reduce net income and negatively affect our financial condition.
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 7% of our total cost of sales for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.
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

We have not yet realized all of the cost savings and synergies we expect to achieve from our current strategic initiatives, including the Momentive Combination and those related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings, and new product development, and may not be able to realize such cost savings or synergies. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, the following: the shared services agreement between us and MSC, dated October 1, 2010, as amended on March 17, 2011 (the “Shared Services Agreement”), may be viewed negatively by vendors, customers or financing sources, negatively impacting potential benefits; any difficulty or inability to integrate shared services with our business; higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; increased complexity and cost in collaborating between us and MSC and establishing and maintaining shared services; and other unexpected costs associated with operating our business.
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
If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the Shared Services Agreement, it would adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure. To the extent we are permitted to include the pro forma impact of such cost savings initiatives in the calculation of financial covenant ratios under our senior secured credit facility (or the ABL Facility or the Cash Flow Facility, as applicable), our failure to realize such savings could impact our compliance with such covenants.
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
As of December 31, 2012, approximately 45% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees' terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management's attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Waterford, New York; Sistersville, West Virginia and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in the summer of 2013. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to grievances. In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board (the “NLRB”) arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
Our pension plans are unfunded or under-funded, and our required cash contributions could be higher than we expect, having a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our non-U.S. defined benefit pension plans were under-funded in the aggregate by $128 million as of December 31, 2012. Our U.S. defined benefit pension plans were under-funded in the aggregate by $87 million as of December 31, 2012.
We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have a material adverse effect on our financial condition and liquidity. In 2013, we expect to contribute approximately $4 million and $3 million to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.

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
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers were impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Our sales, operating income and Adjusted EBITDA in the first half of 2011 were reduced by approximately $31 million, $16 million and $16 million, respectively, as a result of the earthquake and related events, primarily due to power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Normal plant operations at our Ohta facility were restored in early May 2011 but uncertainty in Japan continues primarily with respect to the country's energy infrastructure. To the extent further events or actions in Japan occur that impact its energy supply, including, but not limited to, rolling blackouts, restrictions on power usage, radiation exposure from nuclear power plants or the imposition of evacuation zones around such plants, it could materially and adversely affect our operations, operating results and financial condition.
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
Our ability to implement our growth strategy is limited by covenants in our senior secured credit facility, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
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
We have substantial consolidated indebtedness. As of December 31, 2012, we had $3,116 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. Our projected annualized cash interest expense would be approximately $291 million based on our consolidated indebtedness and interest rates at December 31, 2012 without giving effect to any subsequent borrowings under the revolving credit facility (or the ABL Facility or the Cash Flow Facility, as applicable), of which $288 million would represent cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. Although in the past we have generally generated sufficient cash flows from operations to make scheduled debt service payments, in the twelve months ended December 31, 2012, our Segment EBITDA was insufficient to cover our interest expense, and we may continue to experience such shortfalls in the future. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. As a result, unless our cash flow from operations improves, we may be forced to reduce or delay capital expenditures, sell assets, raise debt or equity capital or seek to restructure or refinance our indebtedness. These affirmative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
If we enter into the ABL Facility, availability under the ABL Facility will be subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. We estimate that our borrowing base as of December 31, 2012 would have been approximately $300 million (although the actual borrowing base will be subject to appraisals and reserves and could be lower), and on a pro forma basis giving effect to the ABL Facility, we would have had $74 million of drawn letters of credit and no revolver borrowings. However, the borrowing base will be determined based on appraisals and will be subject to various reserves, so the actual borrowing base could be lower. Our liquidity could be significantly impaired to the extent the borrowing base is lower than we expect and we enter into the ABL Facility.
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

We may not enter into the new ABL Facility and/or Cash Flow Facility, which would leave our existing senior secured credit facility in place as-is.
Although we have commitments for the ABL Facility and the Cash Flow Facility, there can be no assurance that we will enter into the ABL Facility and Cash Flow Facility. The closings of the ABL Facility and Cash Flow Facility are subject to a number of conditions, and we may not be able to satisfy all conditions to such commitments and enter into either such facility, or we may terminate the commitments or allow the commitments to expire at our discretion. If we cannot or do not enter into the ABL Facility, our existing revolving credit facility would remain in place, which has higher revolving loan borrowing costs and an earlier maturity date than the ABL Facility, but currently provides greater liquidity than the ABL Facility. In the event that we are unable to replace or extend our existing revolving credit facility when it matures in December 2014, our liquidity at that time would be materially impaired.
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

We may be unable to maintain compliance with the financial maintenance covenant in our senior secured credit facility, which could result in an event of default under our credit agreement that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

The financial maintenance covenant in the credit agreement governing our senior secured credit facility provides that at any time that loans or letters of credit are outstanding and not cash collateralized under our revolving credit facility (which is part of our senior secured credit facility), we are required to maintain a net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio.” Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1 as of the last day of any fiscal quarter. If we enter into the ABL Facility and the Cash Flow Facility, we will be subject to the same Senior Secured Leverage Ratio maintenance covenant pursuant to the terms of the Cash Flow Facility, but we will not be subject to such covenant for the first year following our entry into the Cash Flow Facility. As of December 31, 2012, we had a Senior Secured Leverage Ratio of 4.43 to 1 and were in compliance with our leverage ratio covenant set forth in our credit agreement. If business conditions remain weak or further deteriorate beyond our current expectations, we may not comply with our leverage ratio covenant for future periods. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital/debt structure optimization measures available to us to remain in compliance with this covenant, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenant. Potential capital/debt structure optimization measures include, but are not limited to, the redesignation of a certain unrestricted subsidiary as a restricted subsidiary under the credit agreement thereby allowing the Adjusted EBITDA of such subsidiary to be included in the calculation of the Senior Secured Leverage Ratio.
A failure to comply with the leverage ratio covenant or the other covenants contained in our credit agreement (or the ABL Facility and the Cash Flow Facility, as applicable), the indentures governing our notes or other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
In particular, a breach of a leverage ratio covenant would result in an event of default under our revolving credit facility (or, if we enter into the Cash Flow Facility, the Cash Flow Facility) if we had any exposure thereunder. Pursuant to the terms of the senior secured credit facility (or, if we enter into the Cash Flow Facility, the Cash Flow Facility), our direct parent company has the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a leverage ratio covenant is not cured or waived, or if any other event of default under the senior secured credit facility (or if we enter into the Cash Flow Facility, the Cash Flow Facility) occurs, the lenders under such credit facility:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under such revolving credit facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

•
could demand cash collateral for all letters of credit issued under the synthetic letter of credit facility (provided, that, if triggered by a breach of the leverage ratio covenant, certain other conditions are met);

•	could require us to apply all of our available cash to repay these borrowings; and/or

•	could prevent us from making payments on our notes;

any or all of which could result in an event of default under our notes.
If the indebtedness under our senior secured credit facility (or the ABL Facility and the Cash Flow Facility, as applicable) or our existing notes were to be accelerated after an event of default, our respective assets may be insufficient to repay such indebtedness in full and our lenders could foreclose on the assets pledged under the applicable facility. Under these circumstances, a refinancing or additional financing may not be obtainable on acceptable terms, or at all, and we may be forced to explore a restructuring.
We have received commitments from lenders for the ABL Facility, subject to a borrowing base, which would, either by itself or together with the Cash Flow Facility, replace our senior secured credit facility. If we enter into the ABL Facility, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when the availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $30 million. In that event, we must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0. The fixed charge coverage ratio under the agreement governing the ABL Facility is expected to be defined as the ratio (a) of Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus certain restricted payments, each measured on a last twelve months, or LTM, basis. Because we do not currently meet such ratio, we do not currently expect to allow our availability under the ABL Facility to fall below such levels.
A breach of our fixed charge coverage ratio covenant, if in effect, would result in an event of default under our ABL Facility. Pursuant to the terms of the ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facility:

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
If we enter into the ABL Facility, the ABL Facility will provide for “springing control” over the cash in our deposit accounts constituting collateral for the ABL Facility, and such cash management arrangements will include a cash sweep at any time that availability under the ABL Facility is less than the greater of (1) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (2) $30 million. Such cash sweep, if in effect, will cause all our available cash to be applied to outstanding borrowings under the ABL Facility. If we satisfy the conditions to borrowing under the ABL Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under the ABL Facility, and we will not have sufficient cash to satisfy our working capital and other operational needs. The availability threshold for triggering a cash sweep is the same availability threshold for triggering the fixed charge coverage ratio covenant under the ABL Facility. Since we currently do not satisfy the fixed charge coverage ratio covenant, such failure would constitute a default under the ABL Facility, and such default would result in a failure to satisfy the conditions to borrowing under the ABL Facility. Accordingly, if our availability falls below this threshold, our cash will be swept pursuant to the cash management provisions under the ABL Facility and we would not be permitted to make additional borrowings under the ABL Facility, resulting in our failure to have sufficient cash to satisfy our working capital and other operational needs.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of December 31, 2012, the aggregate principal amount outstanding of MPM Holdings' PIK notes due June 2017 was $767 million. These notes accrue interest in-kind until maturity and will increase our direct parent's debt over time.
We and our subsidiaries may not generate sufficient cash flows from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. See “We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” above. To the extent that we need to utilize our cash flow to fund our cash flow needs, we would not expect to be able to pay dividends to our parent. In addition, the restricted payments covenant in the indentures governing our notes, as well as similar restrictions in our credit facility, generally limit our ability to pay dividends to our parent except out of 50% of our cumulative net income and certain baskets. If we are unable to generate net income significantly in excess of our historical performance, which would require significant improvement in industry conditions and our performance, these covenants would likely prohibit us from providing distributions to our parent. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company's debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facility and other indebtedness.
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
As of December 31, 2012, $47 million, or approximately 2%, of our borrowings, were at variable interest rates and expose us to interest rate risk. Borrowings under our $300 million revolving credit facility (or, if we enter into the ABL Facility and the Cash Flow Facility, the ABL Facility and the Cash Flow Facility, as applicable), of which none were outstanding as of December 31, 2012, are also subject to variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by less than $1 million assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2012 remains the same.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
The following table sets forth our manufacturing facilities and research centers as of December 31, 2012:

Location	Real Property Interest	Business in Which Property is Used

Americas
Waterford, NY	Owned	Silicones
Tarrytown, NY (1)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Neth.	Leased	Silicones
Lostock, U.K.	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Bangalore, India (1)	Leased	Silicones
Chennai, India	Owned	Silicones
Geesthacht, Germany	Owned	Quartz

Asia Pacific
Nantong, China	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Kobe, Japan (1)	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Leased	Quartz
 ________________________________

(1)	Technology research center.
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
We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. In order to comply with environmental, health and safety laws and regulations, and maintenance of permits, we have incurred and will continue to incur costs, including capital expenditures for projects related to environmental improvements. In addition, pursuant to applicable hazardous waste regulations, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. We have obtained $35.3 million in letters of credit for financial assurance required under applicable hazardous waste regulations, including $25.3 million for closure and post-closure care for the Waterford, NY and Sisterville,WV facilities, and $10 million (annual aggregate) for accidental occurrences at those facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility's hazardous waste permit. In connection with the renewal, the NYSDEC may increase the financial assurances we are required to provide for this facility, which may result in a material increase in the amount of letters of credit or other assurance we must deliver. One or more of our U.S. facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA.
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

In February 2012, the Italian regional environmental agency assessed an administrative penalty against the directors of our Italian subsidiary in connection with allegations that our Termoli, Italy facility violated certain hazardous waste record keeping and reporting requirements during the period from November 2010 to July 2011. In accordance with agency policies, we settled the matter by paying €175,667 in April 2012. The agency has also alleged our Termoli, Italy facility has violated certain hazardous waste storage and disposal requirements. These allegations may be the subject of further enforcement actions, including criminal enforcement.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to the registrant.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.
“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.
As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.
Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.
In January and February of 2012, one of the Company's non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company's final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.
We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for any class of our common equity. Our direct parent, Momentive Performance Materials Holdings Inc., is our sole stockholder.
In 2012, we declared dividends of approximately $0.3 million to be paid as and when needed to fund the compensation for the Board of Managers of Momentive Holdings. Other than dividends that we may declare from time to time to fund the overhead of our direct and indirect parent companies that are attributable to the ownership or operation of the Company and the repurchase of equity from former management, we do not intend to declare any cash dividends on our common stock. We instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured credit facility and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, certain financial tests and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and liquidity needs, see Item 7 of Part II of this Annual Report on Form 10-K.
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, our direct and indirect parent companies have issued and may issue from time to time to our employees and other service providers equity awards that are denominated in or based upon their common equity. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 12 to our Consolidated Financial Statements and Item 11 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents our selected historical consolidated financial data. The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated audited financial statements, as well as the other financial information included elsewhere herein.
The consolidated statement of operations data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 and have been derived from our audited consolidated financial statements of Momentive Performance Materials Inc.

(dollars in millions, except per share data)	Year Ended December 31,

	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$2,357	$2,637	$2,588	$2,083	$2,639
Costs and expenses:
Cost of sales, excluding depreciation	1,705	1,798	1,645	1,420	1,838
Selling, general and administrative expenses	392	389	388	346	422
Depreciation and amortization expenses	187	197	197	191	237
Research and development expenses	69	78	73	63	76
Restructuring and other costs	43	33	23	23	45
Goodwill impairment charge	—	—	—	—	858
Operating income (loss)	(39)	142	262	40	(837)
Other income (expenses):
Interest expense, net	(277)	(256)	(249)	(258)	(277)
Other income, net	11	—	—	12	6
(Loss) gain on extinguishment and exchange of debt	(57)	7	(78)	179	—
Loss before income taxes (benefit) and earnings (losses) from unconsolidated entities	(362)	(107)	(65)	(27)	(1,108)
Income taxes (benefit)	8	27	(2)	15	(110)
Loss before earnings (losses) from unconsolidated entities	(370)	(134)	(63)	(42)	(998)
Earnings (losses) from unconsolidated entities, net of taxes	5	(6)	—	—	—
Net loss	(365)	(140)	(63)	(42)	(998)
Net (income) loss attributable to the noncontrolling interest	—	(1)	(1)	—	1
Net loss attributable to Momentive Performance Materials Inc.	$(365)	$(141)	$(64)	$(42)	$(997)
Dividends declared per common share	$3,185	$7,500	$12,500	$—	$—
Balance Sheet Data (at period end):
Cash and cash equivalents	$110	$199	$250	$207	$340
Working capital (1)	290	378	493	388	551
Property and equipment, net	1,016	1,084	1,109	1,166	1,225
Total assets	2,904	3,161	3,288	3,304	3,584
Total debt (2)	3,116	2,934	2,979	3,054	3,240
Total (deficit) equity	(1,148)	(736)	(604)	(578)	(541)
Cash Flow Data:
Operating activities	$(95)	$106	$253	$27	$77
Investing activities	(102)	(120)	(95)	(85)	(154)
Financing activities	111	(41)	(112)	(66)	175
Other Financial Data:
Capital expenditures (3)	$98	$116	$95	$77	$140
Maintenance capital expenditures (4)	49	60	54	40	45
Ratio of earnings to fixed charges (5)	N/A	N/A	N/A	N/A	N/A
__________

(1)	Working capital is defined as current assets net of current liabilities.

(2)	Total debt includes short-term borrowings, current installments of long-term debt and long-term debt.

(3)	Capital expenditures are presented on an accrual basis.

(4)	Includes maintenance and environmental, health and safety capital expenditures, which amounts are also included in total capital expenditures.

(5)
For the purpose of computing the ratio of earnings to fixed charges, earnings consist of loss before income taxes and losses from unconsolidated entities plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expenses that management believes is representative of the interest component of rental expense. For the fiscal years ended December 31, 2012, 2011, 2010, 2009, and 2008, earnings were insufficient to cover fixed charges and there was a deficiency of $362 million, $107 million, $65 million, $27 million and $1,108 million, respectively. For a breakdown of the calculation of the ratio of earnings to fixed charges, see Exhibit 12 to this Annual Report of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2012, 2011 and 2010 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
Basis of Presentation
On December 3, 2006, the MPM Group acquired GE Advanced Materials, an operating unit within the Industrial Segment of GE. The purchase price for GE Advanced Materials was approximately $3.78 billion, including purchase price adjustments paid in August 2007. Since 2006, we have operated as a stand-alone entity with two businesses: Silicones and Quartz.
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
Our Silicones business has a diversified revenue base across a variety of end-markets, which has historically reduced our vulnerability to industry trends. Furthermore, our Silicones products are often used in niche applications that represent a small portion of our customers' material costs. Our Quartz business is more directly affected by the growth of a small number of industries and generally follows trends in those industries. Our Silicones sales in 2011 were positively impacted year over year due to the pass through of raw material price increases offset by inventory destocking and global economic conditions. However, as a result of a global economic slowdown and inventory destocking in the fourth quarter of 2011, we experienced a year over year decline of approximately 10% in sales with declines across a majority of our end markets. In 2012, as a result of the continued global economic slowdown, Silicones sales decreased approximately 8% as compared to 2011. Our Quartz sales in 2011 increased by approximately 8% compared to 2010 as a result of strength in the semiconductor cycle. Our Quartz business experienced a sales decline in the fourth quarter of 2011 of approximately 21%, primarily as a result of the cyclical downturn in demand for semiconductor capital goods. In 2012, Quartz sales decreased by approximately 32% as compared to 2011, primarily due to the continuation of the cyclical downturn in the semiconductor capital equipment industry.
We have a global sales presence with 38%, 31% and 31% of our 2012 and 2011 revenues generated in the Americas, Europe and Asia, respectively. The diversity of the customer base coupled with our strategy of growing our sales of high value specialty products generally enhances the stability of our revenues. With respect to the Silicones business, over time, we have migrated our product mix towards more specialty formulations, which historically have tended to be less vulnerable to economic downturns. With respect to our Quartz business, selling prices are relatively stable due to the high value, technology content of our applications.
Cost of Sales, Excluding Depreciation. The principal components of our cost of sales are raw materials, labor and energy costs. The cost of silicon metal comprised approximately 25% of our total raw material costs in our Silicones' manufacturing processes in 2012. The market price of silicon metal rose through 2010 and peaked in early 2011. Market prices declined steadily through 2011 and leveled out at the end of 2012. The extended economic slowdown and deteriorating conditions in the solar sector are impacting this market. Our Quartz production relies heavily on a specific type of sand, which is currently available from a limited number of suppliers. Because Unimin controls a significant amount of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. Our long term purchase agreement with Unimin expired on December 31, 2012. We are currently negotiating the terms of a new long term agreement with Unimin and expect to enter into an agreement in 2013.
Our other primary raw material inputs range from platinum to hydrochloric acid with no other single raw material accounting for a material portion of our total raw material costs.

The other significant components of our cost of sales are labor (which includes wages, salary, and benefit expenses attributable to our manufacturing personnel) and energy. Our labor costs are primarily driven by resource levels and local wage structures along with inflation and represented approximately 14% of our cost of sales for 2012. Plant employees at a non-managerial level are primarily unionized or represented by work councils. Our energy costs represented approximately 7% of our cost of sales for 2012. Energy costs include the cost of natural gas and electricity that are used to convert raw materials to finished goods in our production processes. As a part of our natural gas hedging program, we purchased natural gas options to limit our exposure to a portion of our costs for natural gas in the United States in 2012 and 2013. The results of any hedging transactions we enter into could be positive, neutral or negative in any period depending on the price changes in the hedged exposures.
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
Research and Development Expenses. In 2012 and 2011, we spent an amount equal to approximately 3% of each year's revenues on research and development. Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and third party testing companies, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we expect will lead to new products.
Other Income (Expense). Other income (expense) primarily includes gain (loss) on extinguishment and exchange of debt, interest income and expense. Since the completion of the GE Advanced Materials Acquisition, we have a significant amount of third-party indebtedness and substantial debt service requirements.
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
Critical Accounting Policies
Our principal accounting policies are described under Note 2 of our Consolidated Financial Statements (Summary of significant accounting policies) included elsewhere herein. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.
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

Goodwill and Other Intangible Assets. Our intangible assets with estimable useful lives of up to 20 years are amortized using the straight-line method. Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment. We test goodwill for impairment on an annual basis and between annual tests in certain circumstances. This assessment requires us to estimate the fair market value of our reporting units. If we determine that the fair values of our reporting units are less than their carrying amounts, absent other facts to the contrary, we must recognize an impairment charge for the associated goodwill of the reporting unit against earnings in our consolidated financial statements. Based on the guidance provided by the Goodwill and other Topics, ASC 350-20-35, we have determined that the Silicones and Quartz businesses represent two reporting units for the purposes of the annual goodwill impairment evaluation.

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
In conjunction with the 2012 and 2011 annual goodwill impairment tests, the fair value of the Silicones reporting unit was determined to be substantially in excess of the carrying value. The Quartz reporting unit does not have any goodwill.
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
We serve more than 5,500 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L'Oreal, BASF, The Home Depot and Lowe's.

Reportable Segments

On July 17, 2012, we made certain changes to our internal reporting structure. These changes caused us to re-evaluate our reportable segments as well as the profitability measure we use to manage our reportable segments. Effective in the third quarter of 2012, the segments are managed as one reportable segment; however, we will continue to report our results for Silicones and Quartz as separate businesses. Also, our profitability measure has changed from operating income to Segment EBITDA. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization)adjusted for certain non-cash and certain other income and expenses. Effective in the third quarter of 2012, Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.

We will continue to evaluate the Company's organizational structure and to refine our operating structure to better align our service to our customers and improve our cost position, while continuing to invest in global growth opportunities.

Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc. and referred to herein as “MSC”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the "Momentive Combination." In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (referred to herein as the “Shared Services Agreement”), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC.
We anticipate that the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and we are currently targeting $64 million of cost savings related to the Momentive Combination. Through December 31, 2012, we realized $63 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 9 to 15 months.
2012 Overview

•
Net sales decreased $280 million in the year ended December 31, 2012, as compared to 2011, primarily due to a decrease in price and mix shift of $154 million, a decrease in volume of $69 million and unfavorable exchange rate fluctuations of $57 million.

•
During the year ended December 31, 2012, we realized approximately $31 million in cost savings as a result of the Shared Services Agreement with MSC and approximately $15 million in cost savings as a result of other initiatives. As of December 31, 2012, we have approximately $9 million of in-process cost savings in connection with the Shared Services Agreement and approximately $21 million of in-process cost savings in connection with other initiatives that we expect to achieve over the next 9 to 15 months.

•
In April 2012, we incurred incremental term loans due May 2015 under our senior secured credit facility in an aggregate principal amount of $175 million. Net consideration from the transaction (which consisted of a combination of cash and rollover debt after discounts and fees), together with cash on hand, was used to extinguish $178 million aggregate U.S. dollar equivalent principal amount of existing term loans maturing December 2013, effectively extending these maturities by approximately two years. The new term loans, which were repaid later in 2012, bore interest at an adjusted LIBOR rate plus an applicable margin of 3.50%.

•
In May 2012, we issued $250 million aggregate principal amount of 10% Senior Secured Notes due 2020 at an issue price of 100% (the “Senior Secured Notes”). We used the net proceeds to repay $240 million aggregate principal amount of our existing term loans maturing May 2015 under our senior secured credit facility, effectively extending these maturities by approximately five years.

•
On July 17, 2012, our Board of Directors approved plans to realign our businesses globally. These actions are part of our initiatives to better service our customers and improve our cost position, while continuing to invest in global growth opportunities. As a result of the realignment, we expect to reduce our workforce by approximately 6%. In connection with the workforce reductions, we expect to incur one-time pretax charges related to severance and other benefits of approximately $30 million, $16 million of which was recognized in 2012 with the remainder to be recognized in 2013. Substantially all of these charges will result in cash expenditures.

•
On October 25, 2012, MPM Escrow LLC and MPM Finance Escrow Corp., our wholly owned special purpose subsidiaries, issued $1.1 billion principal amount of 8.875% First-Priority Senior Secured Notes due 2020 (the “First Lien Notes”) in a private offering. The proceeds from the sale of First Lien Notes were initially placed in escrow and were released on November 16, 2012 following the Company's assumption of all obligations of the Escrow Issuers under the First Lien Notes and the Company's amendment of its credit agreement governing its senior secured credit facility as further described below. The proceeds from the sale of First Lien Notes were used, on November 16, 2012, (i) to repay all amounts outstanding under our senior secured credit facility, (ii) to irrevocably deposit approximately $219 million with the trustee for our 12 1/2% Second Lien Notes due 2014 in order to satisfy and discharge all of our outstanding $200 million aggregate principal amount of such notes, which were redeemed on December 16, 2012 at a redemption price equal to 103.125% plus accrued and unpaid interest to the redemption date, (iii) to pay related fees and expenses and (iv) for general corporate purposes.

•
Effective as of November 16, 2012, we amended the credit agreement governing our senior secured credit facility (such amendment, the “Credit Agreement Amendment”) to, among other things, allow for our assumption of the First Lien Notes and the pari passu sharing of the collateral of the Company and its domestic subsidiaries currently securing the senior secured credit facility between the secured parties under such credit facility and the holders of the First Lien Notes. The Credit Agreement Amendment also (i) increased the maximum senior secured leverage ratio to which we are subject from 4.25 to 1.00 to 5.25 to 1.00, (ii) increased (a) the applicable margin with respect to revolving loans to 6.00% for Eurocurrency loans and (b) the commitment fee on the unused revolving credit facility to 4.00%, in each case effective as of 60 days after the effective date of the Credit Agreement Amendment and (iii) modified certain other provisions of the senior secured credit facility.

•
On October 25, 2012, we obtained commitments from financial institutions for a new $270 million asset-based revolving loan facility (the “ABL Facility”), which is subject to a borrowing base. On March 15, 2013, we obtained additional commitments from a financial institution for a new $75 million revolving credit facility (the “Cash Flow Facility”). We intend to use the Cash Flow Facility as a source of additional liquidity to supplement the ABL Facility and to enter into the Cash Flow Facility only in the event that we enter into the ABL Facility. The amount committed under the Cash Flow Facility may not be borrowed if the borrowing of such amount (or any portion thereof) could be borrowed under the ABL Facility without violating a utilization test under the Cash Flow Facility. If we enter into the ABL Facility, which we may do either by itself or together with the Cash Flow

Facility, it will replace our existing senior secured credit facility. The ABL Facility and Cash Flow Facility are subject to a number of conditions, and there can be no assurance that we will enter into the ABL Facility or Cash Flow Facility.

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

Due to recent worldwide economic developments, the short-term outlook for 2013 for our business is difficult to predict. In the fourth quarter of 2012, sales increased approximately 2% in our silicones business versus the third quarter of 2012, primarily as a result of normal seasonality and increasing demand in the Asia markets. Sales at our Quartz business declined significantly in the fourth quarter, as compared to the third quarter, as a result of the cyclical downturn in the semiconductor capital equipment industry. We expect the continued volatility in the global markets, economic softness across the world and lack of consumer confidence, as well as continued over-capacity in our industry, will continue to adversely impact our results for 2013.

We are focused on managing liquidity and optimizing resources in our manufacturing footprint and across our cost structure. We are continuing to invest in growth opportunities in our higher growth product lines and geographical regions and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success.

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

In response to the uncertain economic outlook, we are reviewing our plans to aggressively accelerate savings from the Shared Services Agreement with MSC in order to capture these cost savings as quickly as possible, while also reviewing our cost structure and manufacturing footprint across all businesses. We have begun to execute restructuring and cost reduction programs with $21 million of in-process cost savings. We continue to evaluate additional actions that could lead to more significant restructuring, exit and disposal costs and asset impairments.

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

Results of Operations
The following table sets forth certain historical consolidated financial information, in both dollar and percentages of net sales, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	(dollars in millions, except per share amounts)
Net sales	$2,357	100%	$2,637	100%	$2,588	100%
Costs and expenses:
Cost of sales, excluding depreciation	1,705	72%	1,798	68%	1,645	64%
Selling, general and administrative expenses	579	25%	586	22%	585	23%
Research and development expenses	69	3%	78	3%	73	3%
Restructuring and other costs	43	2%	33	1%	23	1%
Operating (loss) income	(39)	(2)%	142	6%	262	9%
Other income (expenses)
Interest expense, net	(277)	(12)%	(256)	(10)%	(249)	(10)%
Other income, net	11	—%	—	—%	—	—%
(Loss) gain on extinguishment and exchange of debt	(57)	(2)%	7	—%	(78)	(3)%
Loss before income taxes (benefit) and earnings (losses) from unconsolidated entities	(362)	(15)%	(107)	(4)%	(65)	(3)%
Income taxes (benefit)	8	—%	27	1%	(2)	—%
Loss before earnings (losses) from unconsolidated entities	(370)	(16)%	(134)	(5)%	(63)	(3)%
Earnings (losses) from unconsolidated entities	5	—%	(6)	—%	—	—%
Net loss	(365)	(15)%	(140)	(5)%	(63)	(3)%
Net income attributable to the noncontrolling interest	—	—%	(1)	—%	(1)	—%
Net loss attributable to Momentive Performance Materials Inc.	$(365)	(15)%	$(141)	(5)%	$(64)	(3)%
Dividends declared per common share	$3,185		$7,500		$12,500
Net Sales by Business
Silicones	$2,136	91%	$2,310	88%	$2,286	88%
Quartz	221	9%	327	12%	302	12%
Total	$2,357	100%	$2,637	100%	$2,588	100%
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net Sales. Net sales in the fiscal year ended December 31, 2012 were $2,357 million, compared to $2,637 million for the same period in 2011, a decrease of $280 million or 11%. The decrease was primarily due to a decrease in price and mix shift of $154 million, a decrease in volume of $69 million and unfavorable exchange rate fluctuations of $57 million. Sales were negatively impacted by lower sales in the automotive, construction, electronics and industrial sectors, as well as by a downturn in demand for semiconductor related products.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal year ended December 31, 2012 was $1,705 million compared to $1,798 million for the prior-year period in 2011, a decrease of $93 million or 5%. The decrease was primarily due to exchange rate fluctuations of $51 million, cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $31 million and the impact of lower sales, partially offset by inflation in raw material and processing costs of $41 million and lower factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2012 were $579 million, compared to $586 million for the prior-year period in 2011, a decrease of $7 million or 1%. The decrease was primarily due cost savings as a result of the Shared Services Agreement with MSC of $15 million and lower depreciation and amortization expense, partially offset by inflation of $8 million.
Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2012 were $69 million, compared to $78 million for the prior-year period in 2011, a decrease of $9 million or 12%. The decrease was primarily due to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the fiscal year ended December 31, 2012 were $43 million, compared to $33 million for the prior-year period in 2011. For the fiscal year ended December 31, 2012, these costs were comprised of restructuring costs of $23 million and other costs of $20 million, primarily consisting of costs for one-time payments for services and integration costs. For the fiscal year ended December 31, 2011, these costs were comprised of restructuring costs of $9 million and other costs of $24 million, primarily consisting of costs related to the Momentive Combination and Shared Services Agreement and various debt restructuring activities.
Interest Expense, Net. Interest expense, net, for the fiscal year ended December 31, 2012 was $277 million, compared to $256 million for the prior-year period in 2011. The increase was primarily due to higher average interest rates primarily as a result of our debt refinancing transactions in April, May and October 2012.
Other Income, Net. Other income, net, for the fiscal year ended December 31, 2012 was $11 million, compared to $0 million for the prior period in 2011. Other income, net, was primarily the result of a gain from the sale of a building lease option to a third party and a royalty payment received from our siloxane joint venture.
(Loss) Gain on Extinguishment and Exchange of Debt. In connection with our debt refinancing transactions in April, May and October 2012, we recognized a loss on the extinguishment and exchange of debt of $57 million. In 2011, in connection with our repurchase of €17 million of our 9.5% Second-Priority Springing Lien Notes, we recognized a gain on the extinguishment of debt of $7 million.
Income Taxes. The effective income tax rate was (2)% for the year ended December 31, 2012 compared to (25)% for the year ended December 31, 2011. For the year ended December 31, 2012, we established a new valuation allowance of $9 million in certain non-U.S. jurisdictions based on the Company's assessment that the net deferred tax assets will likely not be realized. The change in the effective tax rate in 2012 was primarily due to the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the establishment of valuation allowances in certain non-U.S. jurisdictions, in addition to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in various jurisdictions in which we operate and foreign exchange gains and losses. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2012 and are expecting that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $278 million, which could result in a tax obligation of $98 million, based on currency exchange rates as of December 31, 2012. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Earnings from Unconsolidated Entities. We recognized earnings of $5 million, representing our proportionate share of the earnings of our siloxane joint venture.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. in the fiscal year ended December 31, 2012 was $365 million, compared to $141 million for the year ended December 31, 2011. The change was a result of the effects described above.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net Sales. Net sales in the fiscal year ended December 31, 2011 were $2,637 million, compared to $2,588 million for the same period in 2010, an increase of $49 million or 2%. The increase was primarily due to an increase in price and mix shift of $140 million and favorable exchange rate fluctuations of $70 million, partially offset by a decrease in volume of $161 million. Foreign exchange impacts were primarily related to the weakening in the U.S. dollar against the Euro and Yen.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the fiscal year ended December 31, 2011 was $1,798 million compared to $1,645 million for the prior-year period in 2010, an increase of $153 million or 9%. The increase was primarily due to inflation in raw material and processing costs of $128 million and exchange rate fluctuations of $78 million, partially offset by lower volume and higher factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the fiscal year ended December 31, 2011 were $586 million, compared to $585 million for the prior-year period in 2010. The slight increase was primarily due to exchange rate fluctuations of $28 million and inflation of $10 million, offset by decreases in sales commissions and incentives of $16 million, cost savings actions of $10 million and savings realized in connection with the Shared Services Agreement with MSC of $10 million.

Research and Development Expenses. Research and development expenses in the fiscal year ended December 31, 2011 were $78 million, compared to $73 million for the prior-year period in 2010, an increase of $5 million or 7%. The increase was primarily due to new projects.
Restructuring and Other Costs. Restructuring and other costs in the fiscal year ended December 31, 2011 were $33 million, compared to $23 million for the prior-year period in 2010. For the fiscal year ended December 31, 2011, these costs were comprised of restructuring costs of $9 million and other costs of $24 million, primarily consisting of costs related to the Momentive Combination and Shared Services Agreement and various debt restructuring activities. For the fiscal year ended December 31, 2010, these costs were comprised of restructuring costs (primarily severance payments associated with a workforce reduction) of $3 million and other costs of $20 million, $13 million of which was for the settlement of all claims brought by the NLRB arising from a dispute with one of our unions related to wage reductions and changes in job classifications that were implemented at our Waterford, NY facility in January 2009.
Interest Expense, Net. Interest expense, net, for the fiscal year ended December 31, 2011 was $256 million, compared to $249 million for the prior-year period in 2010, an increase of $7 million or 3%. The increase was primarily due to higher average interest rates as a result of the increase in the margins on our extended term loans.
Gain (Loss) on Extinguishment and Exchange of Debt. In connection with our repurchase of €17 million of our 9.5% Second-Priority Springing Lien Notes, we recognized a gain on the extinguishment of debt of $7 million. In connection with our debt refinancing in November 2010, we recognized a loss of $78 million on the extinguishment and exchange of debt.
Income Taxes. The effective income tax rate was (25)% for the year ended December 31, 2011 compared to 3% for the year ended December 31, 2010. As of December 31, 2011, we established a valuation allowance of $28 million in certain non-U.S. jurisdictions based on the Company's assessment that the net deferred tax assets will likely not be realized. The change in the effective tax rate in 2011 was primarily due to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in the various jurisdictions in which we operate, foreign exchange gains, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the establishment and release of valuation allowances in certain non-U.S. jurisdictions. The valuation allowance, which relates principally to United States deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
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
Losses from Unconsolidated Entities. In connection with our capital contribution to a siloxane joint venture in 2011, we recognized a loss of $6 million, representing our proportionate share of the inception to date losses of the joint venture.
Net Loss Attributable to Momentive Performance Materials Inc. Net loss attributable to Momentive Performance Materials Inc. in the fiscal year ended December 31, 2011 was $141 million, compared to $64 million for the year ended December 31, 2010. The change was a result of the effects described above.

Results of Operations by Business
Following are net sales and Segment EBITDA by business. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash and certain other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.

(in millions)	Year Ended December 31,
	2012	2011	2010
Net Sales (1):
Silicones	$2,136	$2,310	$2,286
Quartz	221	327	302
Total	$2,357	$2,637	$2,588

Segment EBITDA:
Silicones	$206	$291	$433
Quartz	44	101	92
Other	(36)	(13)	(33)
Total	$214	$379	$492
_______

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.
Year Ended December 31, 2012 vs. Year Ended December 31, 2011 Business Results
Following is an analysis of the percentage change in sales by business from the year ended December 31, 2011 to the year ended December 31, 2012:

	Volume	Price/Mix	Currency Translation	Total
Silicones	1%	(7)%	(2)%	(8)%
Quartz	(31)%	—%	(1)%	(32)%
Silicones
Net sales for our Silicones business in the fiscal year ended December 31, 2012 were $2,136 million, compared to $2,310 million for the prior-year period in 2011, a decrease of $174 million or 8%. The decrease was primarily due to a decrease in price and mix shift of $155 million and unfavorable exchange rate fluctuations of $54 million, partially offset by an increase in volume of $35 million. Sales in our Silicones business were negatively impacted by lower sales in the automotive, construction, electronics and industrial sectors.
Cost of sales, excluding depreciation, for our Silicones business was $1,570 million, compared to $1,619 million for the prior-year period in 2011, a decrease of $49 million or 3%. The decrease was primarily due to exchange rate fluctuations of $50 million, cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $31 million and the impact of lower sales, partially offset by inflation in raw material and processing costs of $39 million and lower factory leverage.
Segment EBITDA in 2012 decreased by $85 million to $206 million compared to 2011. The decrease was primarily due to the factors discussed above, partially offset by a royalty payment received from our siloxane joint venture and the earnings from our unconsolidated affiliates.
Quartz
Net sales for our Quartz business in the fiscal year ended December 31, 2012 were $221 million, compared to $327 million for the prior-year period in 2011, a decrease of $106 million or 32%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products.
Cost of sales, excluding depreciation, for our Quartz business was $135 million, compared to $179 million for the prior-year period in 2011, a decrease of $44 million or 25%. The decrease was primarily due to lower volume of $57 million, partially offset by lower factory leverage.
Segment EBITDA in 2012 decreased by $57 million to $44 million compared to 2011. The decrease was primarily due to the factors discussed above.
Other

Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $23 million to $36 million compared to 2011, primarily due to increased expenses that were not assessed to the businesses.
Year Ended December 31, 2011 vs. Year Ended December 31, 2010 Business Results
Following is an analysis of the percentage change in sales by business from the year ended December 31, 2010 to the year ended December 31, 2011:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(7)%	5%	3%	1%
Quartz	1%	5%	2%	8%

Silicones
Net sales for our Silicones business in the fiscal year ended December 31, 2011 were $2,310 million, compared to $2,286 million for the prior-year period in 2010, an increase of $24 million or 1%. The increase was primarily due to an increase in price and mix shift of $125 million and favorable exchange rate fluctuations of $64 million, partially offset by a decrease in volume of $165 million. Volume for our Silicones business was negatively impacted by slowed demand in the industrial, consumer and personal care sectors. Most product groups and all regions saw decreases in volume versus the prior year.
Cost of sales, excluding depreciation, for our Silicones segment was $1,619 million, compared to $1,480 million for the prior-year period in 2010, an increase of $139 million or 9%. The increase was primarily due to inflation in raw material and processing costs of $124 million and exchange rate fluctuations of $74 million, partially offset by lower volume and higher factory leverage.
Segment EBITDA in 2011 decreased by $142 million to $291 million compared to 2010. The decrease was primarily due to the factors discussed above.
Quartz
Net sales for our Quartz business in the fiscal year ended December 31, 2011 were $327 million, compared to $302 million for the prior-year period in 2010, an increase of $25 million or 8%. The increase was primarily due to increases in selling prices of $15 million, favorable exchange rate fluctuations of $6 million and an increase in volume of $4 million. Volume benefited from demand for semiconductor related products.
Cost of sales, excluding depreciation, for our Quartz business was $179 million, compared to $165 million for the prior-year period in 2010, an increase of $14 million or 8%. The increase was primarily due to higher raw material and processing costs of $4 million, exchange rate fluctuations of $4 million and higher volume of $2 million.
Segment EBITDA in 2011 increased by $9 million to $101 million compared to 2010. The increase was primarily due to the factors discussed above.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges decreased by $20 million to $13 million compared to 2010, primarily due to decreased expenses that were not assessed to the businesses.
Reconciliation of Segment EBITDA to Net Loss attributable to Momentive Performance Materials Inc.:

	Year Ended December 31,
	2012	2011	2010
Segment EBITDA:
Silicones	$206	$291	$433
Quartz	44	101	92
Other	(36)	(13)	(33)
Total	214	379	492

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(3)	(8)	(7)
Restructuring and other costs	(47)	(39)	(27)
Total adjustments	(50)	(47)	(34)
Interest expense, net	(277)	(256)	(249)
Income tax (expense) benefit	(8)	(27)	2
Depreciation and amortization	(187)	(197)	(197)
(Loss) gain on extinguishment and exchange of debt	(57)	7	(78)
Net loss attributable to Momentive Performance Materials Inc.	$(365)	$(141)	$(64)
Items Not Included in Segment EBITDA
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

Liquidity and Capital Resources

The following are highlights from our consolidated Statements of Cash Flows:

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Cash (used in) provided by operating activities	$(95)	$106	$253
Cash used in investing activities	(102)	(120)	(95)
Cash provided by (used in) financing activities	111	(41)	(112)
(Decrease) increase in cash and cash equivalents, before effect of exchange rate changes on cash	$(86)	$(55)	$46
Operating Activities. Cash used in operating activities in the fiscal year ended December 31, 2012 was $95 million, compared to cash provided by operating activities of $106 million and $253 million for the prior-year periods in 2011 and 2010, respectively. Net loss of $365 million included $250 million of non-cash and non-operating income items, of which $187 million was for depreciation and amortization, $57 million was for the loss on the extinguishment of debt, $18 million was for the amortization of debt discount and issuance costs, $2 million was for other non-cash adjustments $1 million was for unrealized foreign currency losses and $1 million was for stock-based compensation. These amounts were partially offset by $10 million for deferred taxes, $1 million for a gain on a pension curtailment and $5 million for the earnings of nonconsolidated entities. Net working capital (defined as receivables and inventories less trade payables) used $7 million of cash driven by a decrease in our accounts payable of $36 million partially offset by a decrease in receivables of $16 million and a decrease of inventories of $13 million. Other assets and liabilities provided $27 million in cash.
Cash provided by operating activities in the fiscal year ended December 31, 2011 was $106 million. Net loss of $140 million included $221 million of net non-cash and non-operating income items, of which $197 million was for depreciation and amortization, $9 million was for deferred taxes, $6 million was for the losses of nonconsolidated entities, $15 million was for amortization of deferred debt discount and issuance costs, $7 million was for unrealized foreign currency losses and $2 million for stock based compensation. These amounts were slightly offset by $7 million for the gain on the extinguishment and exchange of debt, $2 million of other non cash adjustments and $6 million for a gain on a pension curtailment. Net working capital (defined as receivables and inventories less trade payables) provided $4 million of cash driven by a decrease in our accounts receivable of $22 million, an increase in trade payables of $1 million, partially offset by an increase in inventories of $19 million. Other assets and liabilities provided $21 million in cash primarily reflecting an increase in accrued expenses and other liabilities of $12 million.
In 2010, operations provided $253 million of cash. Net loss of $63 million included $283 million of net non-cash and non-operating income items, of which $197 million was for depreciation and amortization, $78 million was for the loss on extinguishment and exchange of debt, $11 million was in non-cash paid in-kind interest, $3 million was for stock based compensation expense and $17 million was in amortization of deferred debt discount and issuance costs. These amounts were slightly offset by $19 million for deferred income taxes and $4 million of unrealized foreign currency gains. Net working capital used cash of $10 million. The cash was used by increases in accounts receivables of $7 million and inventories of $28 million, offset by an increase in our accounts payable of $25 million. Other assets and liabilities provided cash of $43 million reflecting an increase in accrued interest and pension liabilities.
Investing Activities. Cash used in investing activities in the fiscal year ended December 31, 2012 was $102 million, compared to $120 million and $95 million for the prior year periods in 2011 and 2010, respectively. Cash used in investing activities in 2012 was primarily due to expenditures for environmental, health and safety compliance and maintenance projects, partially offset by $7 million in proceeds from the disposal of assets. Cash used in investing activities in 2011 was primarily due to expenditures for environmental, health and safety compliance and maintenance projects and increased investments in growth projects. Also during 2011, we made a $6 million capital contribution to our siloxane joint venture in Jiande, China. Cash used in investing activities 2010 was primarily due to expenditures for environmental, health and safety compliance and maintenance projects.
Financing Activities. Cash provided by financing activities was $111 million in the fiscal year ended December 31, 2012, compared to cash used in financing activities of $41 million and $112 million for the prior-year periods in 2011 and 2010, respectively. Cash provided by financing activities for the fiscal year ended December 31, 2012 consisted of proceeds of long-term debt of $1,725 million and an increase in short-term borrowings of $3 million, partially offset by principal payments of $1,533 million, debt issuance costs of $33 million and payments on the extinguishment of debt of $51 million. Cash used in financing activities was $41 million in the fiscal year ended December 31, 2011. Cash used in financing activities in 2011 was primarily due to principal payments of $88 million on our debt facilities and debt issuance costs of $5 million. These outflows were partially offset by proceeds from the issuance of long-term debt of $52 million. Cash used in financing activities in 2010 was primarily due to principal payments of $100 million against our revolving credit facility, scheduled principal payments of $22 million related to our term loans and China Construction Bank construction loan, and principal payments, debt issuance costs and payments related to the extinguishment of debt in connection with our tender offer for our senior notes of $840 million, offset by proceeds from issuance of long-term debt of $849 million.

We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our senior secured credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.
We had $3,110 million of indebtedness at December 31, 2012. Accordingly, we have significant debt service obligations. In addition, at December 31, 2012, we had $362 million in liquidity, including $110 million of unrestricted cash and cash equivalents (of which $107 million is maintained in foreign jurisdictions), and $252 million of borrowings available under our revolving credit facility.
A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at December 31, 2012 is as follows:

(dollars in millions)	December 31, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales

Accounts receivable	$293	12.4%	$315	11.9%
Inventories	374	15.9%	394	14.9%
Trade payables	(254)	(10.8)%	(308)	(11.7)%
Net working capital	$413	17.5%	$401	15.1%
The increase in net working capital of $12 million from December 31, 2011 was due primarily to a decrease in trade payables due to timing of vendor payments, partially offset by decreases in inventories and accounts receivable. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.
We have entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. For the fiscal year ended December 31, 2012 and 2011, we effectively accelerated the timing of cash receipts by $50 million and $25 million, respectively. We may continue to accelerate cash receipts through accounts receivable sale agreements, as appropriate.
2013 Outlook
For 2013, we expect the following significant cash outflows: interest payments on our fixed rate First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $288 million in total (with first quarter and third quarter payments of approximately $61 million, and second and fourth quarter payments of approximately $83 million); interest payments and fees related to our revolving credit facility, depending on usage of the facility during the year, with a minimum amount of $12 million (representing only potential commitment fees); principal (due semi-annually) and interest (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively; restructuring payments of approximately $17 million, global pension fund contributions of approximately $7 million and income tax payments estimated at $19 million. Capital spending in 2013 is expected to be between $90 million and $100 million. We expect to fund these significant outflows with available cash and cash equivalents, including available borrowings under our senior secured credit facility.
Debt Instruments
Our senior secured credit facility at December 31, 2012 consisted of a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million and a $33 million synthetic letter of credit facility. The borrowers under the revolving credit facility are our wholly-owned subsidiaries, Momentive Performance Materials USA Inc. (“MPM USA”) and Momentive Performance Materials GmbH (“MPM GmbH”). Our synthetic letter of credit facility is extended to MPM GmbH.
There were no borrowings outstanding under the revolving credit facility as of December 31, 2012. From time to time, we borrow on our revolving credit facility, as the needs of the our business dictate. The outstanding letters of credit under the revolving credit facility at December 31, 2012 were $48 million, leaving unused borrowing capacity of $252 million. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2012 were $26 million, leaving an unused capacity of $7 million. Our revolving credit facility matures on December 3, 2014. Revolving loans under the senior secured credit facility bear interest at an adjusted LIBOR rate plus an applicable margin of 6.00% as of January 15, 2013. The commitment fee on the unused portion of the revolving credit facility is 4.00% as of January 15, 2013. The synthetic letter of credit facility amortizes at a rate of $350 thousand per annum, 1% of the original commitment, and matures on December 4, 2013. If we enter into the ABL Facility, our senior secured credit facility will be replaced, as described below.
As of December 31, 2012, we had outstanding $1,100 million in aggregate principal amount of 8.875% First-Priority Senior Secured Notes due 2020 (the “First Lien Notes”), $250 million in aggregate principal amount of 10% Senior Secured Notes due 2020 (the “Senior Secured Notes”), $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the “Springing Lien Dollar Notes”), €133 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the “Springing Lien Euro Notes” and together with the Springing Lien Dollar Notes, the “Second-Priority Springing Lien Notes”) and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
The First Lien Notes are guaranteed on a first-priority senior secured basis by our existing domestic subsidiaries that are guarantors under our senior secured credit facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the First Lien Notes. The First Lien Notes are secured by a security interest in certain assets of the Company and such U.S. subsidiaries, which interest is pari passu in priority to the liens on substantially the same collateral securing our existing senior secured credit facility and senior in priority to the liens on substantially the same collateral securing our Senior Secured Notes and Second-Priority Springing Lien Notes. If we enter into the ABL Facility, the First Lien Notes and guarantees will instead be secured by first-priority liens on collateral that generally includes most of the Company's and its domestic subsidiaries' assets other than inventory and accounts receivable and related assets (the “Notes Priority Collateral”), and by second-priority liens on the domestic portion of the collateral for the ABL Facility (the “ABL Priority Collateral”), which generally includes most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, in each case subject to certain exceptions and permitted liens. If we enter into the ABL Facility and the Cash Flow Facility, the first-priority lien in the Notes Priority Collateral and the second-priority lien in the domestic ABL Priority Collateral securing the First Lien Notes will be shared pari passu with the lenders under the Cash Flow Facility. The First Lien Notes mature on October 15, 2020 and bear interest at a rate per annum of 8.875%, payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2013.
The Senior Secured Notes are guaranteed on a senior secured basis by our existing domestic subsidiaries that are guarantors under our senior secured credit facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Senior Secured Notes. The Senior Secured Notes are secured by a security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facility and First Lien Notes and senior in priority to the liens on substantially the same collateral securing our Second-Priority Springing Lien Notes. The Senior Secured Notes mature on October 15, 2020 and bear interest at a rate per annum of 10%, payable semiannually on April 15 and October 15 of each year, commencing on October 15, 2012.
The Second-Priority Springing Lien Notes are guaranteed on a second-priority secured basis by our existing domestic subsidiaries that are guarantors under our senior secured credit facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Second-Priority Springing Lien Notes. The Second-Priority Springing Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our existing senior secured credit facility, First-Lien Notes and Senior Secured Notes. The portion of the Second-Priority Springing Lien Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9% and 9 1/2%, respectively, payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2011.
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
Our senior secured credit facility contain various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (collectively, the “notes”). If there are any borrowings under the revolving credit facility (or outstanding letters of credit that have not been cash collateralized), our credit facility requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio. In addition, our senior secured credit facility and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to exceptions.
As of December 31, 2012, Momentive Performance Materials Nantong Co. Ltd. (“MPM Nantong”) had outstanding borrowings of $23 million under a fixed asset loan agreement with Agricultural Bank of China (“ABOC”). The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. Remaining principal repayments under the fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2013 and 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly. The interest rate on the loan as of December 31, 2012 was 6.51%. MPM Nantong also entered into two working capital loan agreements with ABOC providing for revolving secured loans up to $16 million (subject to exchange rates), all of which were outstanding as of December 31, 2012. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually. The interest rate on these loans as of December 31, 2012 was 6.89%. In addition, MPM Nantong entered in another working capital loan agreement with JiangSu Bank of China providing for revolving unsecured loans up to $15 million (subject to exchange rates), $3 million of which was outstanding as of December 31, 2012. This revolving loan is denominated in Chinese renminbi. The interest rate on this loan as of December 31, 2012 was 6.00%.
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

In the year ended December 31, 2012, our cash flow from operations was insufficient to cover our interest payments, and we may continue to experience such shortfalls in the future. Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund operations and capital expenditures, will depend on our ability to generate cash in the future. To the extent that our cash flow from operations is insufficient to fund our debt service obligations, we would be dependent on our existing liquidity, made up of cash balances and borrowing availability under our senior secured credit facility, to meet our debt service obligations and to fund operations and capital expenditures. Our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.
Based on our current assessment of our operating plan and the general economic outlook, we believe that cash flow from operations and available cash and cash equivalents, including available borrowings under our senior secured credit facility, will be adequate to meet our liquidity needs for at least the next twelve months.
We cannot assure investors, however, that our business will generate sufficient cash flow from operations or that borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes issued, or to fund our other liquidity needs. Furthermore, if business conditions remain weak or further deteriorate beyond our current expectations, we may be unable to comply with the financial maintenance covenant under our senior secured credit facility for future periods. See Item 1A of Part 1 of this Annual Report on Form 10-K, “Risk Factors—Risks Related to our Indebtedness.” In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure investors that we will be able to refinance any of our indebtedness, including our senior secured credit facility and the notes issued, on commercially reasonable terms or at all.

Pending Refinancing Transactions

ABL Facility

On October 25, 2012, we obtained commitments from financial institutions for a new $270 million asset-based revolving loan facility (the “ABL Facility”), which is subject to a borrowing base. If we enter into the ABL Facility, which we may do either by itself or together with the Cash Flow Facility as described below, it will replace our existing senior secured credit facility. There can be no assurance that we will enter into the ABL Facility.

Under the terms of the commitments, the ABL Facility will have a five-year term unless, on the date that is 91 days prior to the scheduled maturity of our 11½% Senior Subordinated Notes due 2016, more than $50.0 million aggregate principal amount of our 11½% Senior Subordinated Notes due 2016 is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility will be $270 million, subject to a borrowing base that will be based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The borrowers under the ABL Facility will be our wholly-owned subsidiaries, MPM USA, MPM GmbH and a subsidiary of the Company organized under the laws of Canada. The ABL Facility will bear interest at a floating rate based on, at our option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of our financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility is not expected to have any financial maintenance covenant, other than a fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $30 million. The fixed charge coverage ratio under the agreement governing the ABL Facility is expected to be defined as the ratio (a) of Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus certain restricted payments, each measured on a last twelve months, or LTM, basis. We do not currently meet such ratio, and therefore, if we enter into the ABL Facility, we do not currently expect to allow our availability under the ABL Facility to fall below such levels. The ABL Facility will be secured by, among other things, first-priority liens on the ABL Priority Collateral, and by second-priority liens on the Notes Priority Collateral, in each case subject to certain exceptions and permitted liens.

Cash Flow Facility

On March 15, 2013, we obtained commitments from an affiliate of GE for a new $75 million revolving credit facility (the “Cash Flow Facility”).We intend to use the Cash Flow Facility as a source of additional liquidity to supplement the ABL Facility and to enter into the Cash Flow Facility only in the event that we enter into the ABL Facility. If we enter into the Cash Flow Facility, it will amend our existing senior secured credit facility and, along with the ABL Facility, effectively replace such senior secured credit facility. The Cash Flow Facility is subject to a number of conditions, including the entry of the ABL Facility, and there can be no assurance that we will enter into the Cash Flow Facility or the ABL Facility.
Under the terms of the commitments, the Cash Flow Facility will mature on December 3, 2014, which is the same maturity as the existing senior secured credit facility. The amount committed under the Cash Flow Facility will be $75 million, which may not be borrowed if the borrowing of such amount (or any portion thereof) could be borrowed under the ABL Facility without violating a utilization test under the Cash Flow Facility. The borrowers under the Cash Flow Facility will be MPM USA, MPM GmbH and a subsidiary of the Company organized under the laws of Canada. The Cash Flow Facility will bear interest at a floating rate based on LIBOR plus a margin of 6.00%. In addition to paying interest on outstanding principal under the Cash Flow Facility, we will be required to pay an undrawn fee of 3.00% to the lender in respect of the unutilized commitments. The Cash Flow Facility will have substantially the same incurrence covenants and maintenance covenants as the existing senior secured credit facilities, but the Senior Secured Leverage Ratio maintenance covenant will not apply for the first year after entry into Cash Flow Facility. The security arrangements for the Cash Flow Facility will include a first-priority security interest in the Notes Priority Collateral owned by the Company and its domestic subsidiaries that is pari passu with the First Lien Notes, a second-priority security interest in the ABL Priority Collateral owned by the Company and its domestic subsidiaries that is junior to the ABL Facility and pari passu with the First Lien Notes, a first-priority security interest in collateral that is not ABL Priority Collateral owned by certain foreign subsidiaries of the Company and a second-priority security interest in the ABL Priority Collateral owned by such foreign subsidiaries of the Company.

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
Contractual Obligations and Commitments
The following table reflects certain of our contractual obligations and commitments as of December 31, 2012, and the period in which such contractual obligations come due.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Long-term debt (1)	$3,112	$29	$15	$382	$2,686
Interest on long term debt (2)	2,191	291	577	531	792
Pension plan contributions (3)	7	7	—	—	—
Pension and other postretirement benefits (4)	27	4	10	13	—
Restructuring reserves	17	17	—	—	—
Deferred taxes (5)	—	—	—	—	—
Operating leases	59	12	19	13	15
Investment in joint ventures (6)	26	—	26	—	—
Purchase obligations (7)	1,707	142	271	245	1,049
	$7,146	$502	$918	$1,184	$4,542
____________________________________

(1)	Long-term debt includes portions of the Second-Priority Springing Lien Notes that are denominated in euros.

(2)
Interest on long-term debt consists of interest on the fixed rate First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes, the Agricultural Bank of China Fixed Asset Loan and India Bank Medium Term Note until the debt maturity date.

(3)
The Company's planned pension contributions for 2013 are included in this schedule. The amount of contributions after 2013 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2013 are not included in this schedule.

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

(7)
Purchase obligations include our unconditional purchase obligations, which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and delivery dates. Purchase obligations, including existing agreements to purchase siloxane and silica, are based upon the applicable purchase price at December 31, 2012. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in Note 4 to our Consolidated Financial Statements.

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
Newly Adopted Accounting Standards
On January 1, 2012, we adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income (ASU 2011-05), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive Income ("ASU 2011-12") issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statements of changes in stockholders' equity and required presentation of comprehensive income in a single continuous financial statement or two separate consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. We have presented comprehensive income in a separate and consecutive statement entitled, Consolidated Statements of Comprehensive Income (Loss).
Newly Issued Accounting Standards
There were no newly issued accounting standards in 2012 applicable to the Company's Consolidated Financial Statements.

Covenants under our Senior Secured Credit Facility and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, in one case, the maintenance of a certain financial ratio. Payment of borrowings under the senior secured credit facility and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing our senior secured credit facility include the failure to pay principal and interest when due, a material breach of a representation or warranty, most covenant defaults, events of bankruptcy and a change of control. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
The financial maintenance covenant in the credit agreement governing our senior secured credit facility provides that at any time that loans or letters of credit are outstanding (and not cash collateralized) under our revolving credit facility we are required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, as of December 31, 2012, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1 as of the last day of any fiscal quarter. If we enter into the ABL Facility and the Cash Flow Facility, we will be subject to the same Senior Secured Leverage Ratio maintenance covenant pursuant to the terms of the Cash Flow Facility, but we will not be subject to such covenant for the first year following our entry into the Cash Flow Facility. On December 31, 2012, we were in compliance with the senior secured leverage ratio maintenance covenant.
If we enter into the ABL Facility, the financial maintenance covenant in the agreement governing our ABL Facility is expected to provide that if our availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $30 million, we are required to have an Adjusted EBITDA to Fixed Charges ratio (measured on a last twelve months, or LTM, basis) of at least 1.0 to 1.0 as of the last day of any fiscal quarter. The Fixed Charge Coverage Ratio under the agreement governing the ABL Facility is expected to be defined as the ratio (a) of Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus certain restricted payments, each measured on a last twelve months, or LTM, basis. We do not currently meet such ratio, and therefore in the event that we enter into the ABL Facility, we do not expect to allow our availability under the ABL Facility to fall below such levels.
In addition to the financial maintenance covenant described above, we are also subject to certain incurrence tests under the credit agreement governing our senior secured credit facility (and the ABL Facility and the Cash Flow Facility, as applicable) and the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing our notes contain an Adjusted EBITDA to Fixed Charges ratio incurrence test that restricts our ability to incur indebtedness or make investments, among other actions, if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.00 to 1.00. The Fixed Charge Coverage Ratio under the indentures is generally defined as the ratio (a) of Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on a last twelve months, or LTM, basis. As of December 31, 2012, we were not able to satisfy this test. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under our senior secured credit facility (including the use of unused borrowing capacity under the revolving credit facility, which was $252 million at December 31, 2012). Based on our forecast, we believe that our cash flow from operations and available cash and cash equivalents, including available borrowing capacity under the revolving credit facility, will be sufficient to fund operations and pay liabilities as they come due in the normal course of our business for at least the next 12 months.
On December 31, 2012, we were in compliance with all covenants under the credit agreement governing the senior secured credit facility and all covenants under the indentures governing the notes.

Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA is not a defined term under U.S. GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures.
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA (as calculated under our Credit Agreement and as substantially calculated under our indentures) for the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.	$(365)	$(141)	$(64)
Loss (gain) on extinguishment and exchange of debt	57	(7)	78
Interest expense, net	277	256	249
Income taxes	8	27	(2)
Depreciation and amortization	187	197	197
EBITDA	164	332	458
Noncontrolling interest (a)	—	1	1
Restructuring and other costs (b)	43	35	23
Non cash and purchase accounting effects (c)	4	3	7
Management fee and other (d)	7	6	4
Pro forma savings from Shared Services Agreement (e)	9	28	50
Pro forma cost savings from other initiatives (f)	21	2	—
Exclusion of Unrestricted Subsidiary results (g)	(20)	(22)	(19)
Adjusted EBITDA	$228	$385	$524

Key Calculations under Credit Agreement
Total Senior Secured Net Debt	$1,011
Senior Secured Leverage Ratio for the twelve-month period ended December 31, 2012 (h)	4.43
__________

(a)	Reflects the elimination of noncontrolling interests resulting from the sale of the Shenzhen joint venture in 2011.

(b)	Relates primarily to restructuring and other costs.

(c)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses and (iv) impairment or disposal charges. For the fiscal year ended December 31, 2012, non-cash items include: (i) unrealized foreign currency exchange loss of $1, (ii) asset disposal charges of $3, (iii) stock-based compensation expense of $1 and (iv) pension curtailment gains of $1. For the fiscal year ended December 31, 2011, non-cash items include: stock-based compensation expense of $2, and (ii) unrealized foreign currency exchange loss of $7 and (iii) a pension curtailment gain of $6. For the fiscal year ended December 31 2010, non-cash items include: stock-based compensation expense of $3 and (ii) unrealized foreign currency exchange gain of $4.

(d)	Management Fees and Other include management and other fees to Apollo and affiliates and business optimization expenses.

(e)	Represents estimated cost savings, on a pro forma basis, from the Shared Services Agreement with MSC.

(f)
Represents estimated cost savings, on a pro forma basis, from initiatives not related to the Shared Services Agreement implemented or being implemented by management, including headcount reductions and indirect cost savings.

(g)	Reflects the exclusion of EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents.

(h)	The Senior Secured Leverage Ratio measures the ratio of Senior Secured Net Debt to Adjusted EBITDA.

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
Interest Rate Risk. As of December 31, 2012, $47 million, or approximately 2%, of our borrowings, were at variable interest rates and expose us to interest rate risk. Borrowings under our $300 million revolving credit facility (or the ABL Facility and the Cash Flow Facility, as applicable), of which none were outstanding as of December 31, 2012, are also subject to variable interest rates. As a result, we have been and will continue to be subject to the variations in interest rates in respect of our floating-rate debt. A 100 basis point increase in the interest rates payable on our variable rate indebtedness outstanding as of December 31, 2012 would increase our annual interest expense by less than $1 million. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
Commodity Price Risk. We are subject to changes in our costs of sales caused by fluctuations in prices of commodities and raw materials. We pursue ways to diversify and minimize material costs through through strategic raw material purchases, and through commercial and contractual pricing agreements and customer price adjustments. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. We rely on key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. See “Risk Factors, Risks Related to Our Business —Fluctuations in direct or indirect raw material costs could have an adverse impact on our business” and “—An inadequate supply of direct or indirect raw materials and intermediate products could have a material adverse effect on our business.” Also, we will consider hedging strategies that minimize risk or reduce volatility when available.
Foreign Exchange Risk. Revenue denominated in foreign currencies accounted for approximately 53% and 51% of our total worldwide revenue for 2012 and 2011, respectively. As a result, we have exposure to foreign exchange risk related to transactions denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both inter-company and third-party) and loan repayments. If the U.S. dollar strengthens by 1%, our operating income would be reduced by approximately $1 million per year.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012.

Notwithstanding the material weakness discussed below, our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

Management's Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (COSO). Based on our assessment, we have concluded that we did not maintain effective internal control over financial reporting based on those criteria, as of December 31, 2012, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that, as of December 31, 2012, the following material weakness existed relating to the preparation and review of the statement of cash flows.

We did not maintain effective controls over the preparation and review of our statement of cash flows. Specifically, our controls over the preparation and review of the statement of cash flows were not adequately designed, which led to misclassifications between operating, investing, and financing activities and the effect of exchange rate changes on cash, resulting in audit adjustments to the Company's statement of cash flows for the year ended December 31, 2012 and the restatement of the condensed consolidated statements of cash flows for the fiscal three-month periods ended March 31, 2012 and April 3, 2011; the fiscal six-month periods ended June 30, 2012 and July 3, 2011 and the fiscal nine-month periods ended September 30 of 2012 and 2011, respectively. The errors related to the statement of cash flows for the year ended December 31, 2012 have been corrected in the consolidated financial statements included in this Annual Report on Form 10-K. We have also included, in footnote 1 to the consolidated financial statements, a revision of the consolidated statement of cash flows for the years ended December 31, 2011 and 2010 to correct errors in those periods. In addition, we will restate our condensed consolidated statements of cash flows for the fiscal three-month periods ended March 31, 2012 and April 3, 2011; the fiscal six-month periods ended June 30, 2012 and July 3, 2011 and the fiscal nine-month periods ended September 30 of 2012 and 2011, respectively. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Remediation

The remediation efforts outlined below are designed to address the aforementioned material weakness identified by management and to strengthen our internal control over financial reporting.

In response to the identification of the material weakness, in the first quarter of 2013 management has taken actions to remediate its controls over the preparation and review of the statement of cash flows, specifically over the calculation of the effect of exchange rate over cash, reconciling items from net loss to cash used from operating, investing and financing activities, validating the amount of cash capital expenditures, and validating the gross amounts of proceeds and payments of debt. We have changed certain of our manual methods for preparation and calculation of the statement of cash flows by implementing an automated tool which directly extracts information from our accounting records, and calculates the effect of exchange rate over cash. We have also implemented procedures to provide improved tracking of non-cash operating adjustments, cash amounts of capital expenditures, and gross payments and proceeds on debt. We have also instituted additional management review to confirm the proper classification of cash flow items going forward.

ITEM 9B. OTHER INFORMATION

On April 1, 2013, the Audit Committee of the Board of Directors along with senior management of Momentive
Performance Materials Inc. (the “Company”) in consultation with the Company's independent registered public accountants, concluded that the condensed consolidated financial statements included in the Company's reports on Form 10-Q for the quarterly periods ended March 30, 2012, June 30, 2012 and September 30, 2012, should no longer be relied on because of errors in the consolidated statements of cash flows.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Set forth below are the names, ages and current positions of our executive officers and directors as of February 28, 2013. All of our executive officers, other than Mr. Dandolph, are also executive officers of Momentive Specialty Chemicals Inc.

Name	Age	Title
Craig O. Morrison	57	Director, Chairman, President and Chief Executive Officer
William H. Carter	59	Director, Executive Vice President and Chief Financial Officer
Scott M. Kleinman	40	Director
Jordan C. Zaken	38	Director
David B. Sambur	32	Director
John C. Dandolph	37	Executive Vice President and President, Silicones and Quartz Division
Judith A. Sonnett	56	Executive Vice President, Human Resources
Douglas A. Johns	55	Executive Vice President, General Counsel and Secretary
Kevin W. McGuire	53	Executive Vice President, Business Processes and Information Technology
Nathan E. Fisher	47	Executive Vice President, Procurement
Anthony B. Greene	53	Executive Vice President, Business Development and Strategy
Karen E. Koster	50	Executive Vice President, Environmental, Health & Safety
George F. Knight	56	Senior Vice President, Finance and Treasurer
Craig O. Morrison was elected President and Chief Executive Officer and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010. He also held the position of President of the Company's Silicones and Quartz division on an interim basis from February until May 2012. He also serves as President and Chief Executive Officer and a director of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) having been elected to those positions effective March 25, 2002. Mr. Morrison was named Chairman of the Board of Directors of MSC on June 1, 2005. Prior to joining MSC, he served as President and General Manager of Alcan Packaging's Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric's Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Managers of Momentive Holdings. Mr. Morrison's position as President and Chief Executive Officer, his extensive management experience, and his skills in business leadership and strategy qualify him to serve on our Board of Directors.
William H. Carter was elected Executive Vice President and Chief Financial Officer and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010. He also serves as Executive Vice President and Chief Financial Officer of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to those positions effective April 3, 1995, and as a director of MSC, having been elected to this position effective November 20, 2001. Mr. Carter was instrumental in the restructuring of MSC's holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary of MSC, BCP Management Inc., from January to June 2000, and a director and executive officer of WKI Holding Company, Inc. from 2001 to 2003. Additionally, he has served as a director of Elmer's Products, Inc., Borden Foods Corporation and AEP Industries, Inc. He currently serves as a director of M/I Homes, Inc. Prior to joining MSC in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. Mr. Carter's position as Executive Vice President and Chief Financial Officer, his extensive management experience, and his skills in financial leadership qualify him to serve on our Board of Directors.
Scott M. Kleinman was elected a director on October 1, 2010. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following Apollo portfolio companies: Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Inc., Verso Paper Holdings, LLC, LyondellBasell Industries B.V., Realogy Corporation, Taminco Global Chemical Corporation and Tamico Acquisition Corp. Within the past five years, Mr. Kleinman was also a director of Momentive Specialty Chemicals Inc. and Noranda Aluminum Holding Corporation. He is a member of Audit Committee of the Board of Directors. He is also member of the Executive, Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Kleinman's position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of the Company.
Jordan C. Zaken was elected a director on October 1, 2010. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. He is

also a director of Momentive Specialty Chemicals Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Inc., Verso Paper Holdings, LLC, NRI Management Group LLC and Pinnacle Agriculture Holdings LLC, all Apollo portfolio companies. Within the past five years, Mr. Zaken was a director of Parallel Petroleum Corporation and Great Wolf Resorts, Inc. He is the Chairman of the Compensation Committee of the Board of Directors. He is also a member of the Audit Committee, Environmental, Health and Safety Committee and the Executive Committee and Chairman of the Compensation Committee of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Zaken's extensive finance and business experience, we believe it is appropriate for Mr. Zaken to serve as a director of the Company.
David B. Sambur was elected a director on October 1, 2010. He is a principal of Apollo Management, L.P., where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. He is also a director of Momentive Specialty Chemicals Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Inc., Verso Paper Holdings LLC and Caesars Entertainment Corporation, all Apollo portfolio companies. He serves on the Audit and Compensation Committees of the Board of Directors. He is also a member of the Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC.
John C. Dandolph was elected Executive Vice President and President of the Silicones and Quartz Division on May 14, 2012. He served as President and CEO of the Silicones Asia Pacific business from January 2010 to May 2012. Mr. Dandolph joined the Company upon its formation in December 2006, serving as Chief Financial Officer of the Silicones Asia Pacific business from 2007 to 2010. While with GE Advanced Materials, he served as Financial Planning and Analysis Manager for the Pacific in 2006 and Finance Manager for Japan and Korea from 2004 to 2006. Prior to joining GE Advanced Materials, he held several roles with GE Plastics in North America and Mexico. Mr. Dandolph joined GE in 2001.
Judith A. Sonnett was elected Executive Vice President, Human Resources on October 1, 2010. She also serves as Executive Vice President - Human Resources of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position in September 2007. She has served in various HR leadership roles for MSC and its predecessors since November 1998. Prior to her election to her current position at MSC, Ms. Sonnett was Vice President, People and Organizational Development from November 2004 through September 2007, and prior to that, she held the title Vice President, Human Resources for Borden Chemical Inc. from November 1998 through November 2004. From 1995 to 1998 Ms. Sonnett worked in Human Resources for W.L. Gore and Associates.
Douglas A. Johns was elected General Counsel and Secretary upon our formation on December 4, 2006. He was named Executive Vice President on October 1, 2010. He also serves as Executive Vice President and General Counsel of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.) and Momentive Performance Materials Holdings LLC, having been elected to those positions on October 1, 2010. Prior to our formation, Mr. Johns served as General Counsel for GE Advanced Materials, a division of General Electric Company, from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics' European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004.
Kevin W. McGuire was elected Executive Vice President, Business Processes and Information Technology on October 1, 2010. He also serves as Executive Vice President, Business Processes and Information Technology of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position on June 1, 2005. Mr. McGuire joined MSC in 2002 as its Chief Information Officer.
Nathan E. Fisher was elected Executive Vice President, Procurement on October 1, 2010. He also serves as Executive Vice President of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), having been elected to that position on June 1, 2005. Mr. Fisher joined MSC in March 2003 as Director of Strategic Sourcing and was promoted to Vice President, Global Sourcing in September 2004.
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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” in 2012. Our Named Executive Officers are: Craig O. Morrison, President and Chief Executive Officer (our “CEO”); William H. Carter, Executive Vice President and Chief Financial Officer; John C. Dandolph, Executive Vice President and President, Silicones and Quartz Division; Steven P. Delarge, our former Executive Vice President and President, Silicones and Quartz Division; Douglas A. Johns, Executive Vice President and General Counsel; and Judith A. Sonnett, Executive Vice President, Human Resources.
Messrs. Morrison, Carter and Johns and Ms. Sonnett provide services to the Company and Momentive Specialty Chemicals Inc. (“MSC”), another subsidiary of our ultimate parent, Momentive Holdings, on a shared basis pursuant to the Shared Services Agreement between the Company and MSC, which is described below. Messrs. Morrison and Carter and Ms. Sonnett are employed by MSC, and accordingly participate in the compensation and benefit programs of MSC and Momentive Holdings. Messrs. Dandolph and John are employed by us and accordingly participate in the compensation and benefit programs of MPM and Momentive Holdings. Mr. Delarge's employment with the Company was terminated in February 2012.
Oversight of the Executive Compensation Program
Generally, the Compensation Committee of the Board of Directors of MPM (the “MPM Committee”) is responsible for establishing the compensation and benefits of the executive officers employed by MPM, and the Compensation Committee of MSC's Board of Directors (the “MSC Committee”) is responsible for establishing the compensation and benefits of the executive officers employed by MSC. In 2012, the MPM Committee and the MSC Committee were comprised of the same individuals, and the committees followed similar compensation philosophies and objectives. References to the “Committee” mean the MPM Committee and/or the MSC Committee, as appropriate.
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of all executive officers (whom we refer to as our “Senior Leadership Team”). This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that the incentives are not only aligned with the Company's strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities.
Executive Summary

•
In recent years, the Company has focused on motivating our Senior Leadership Team to deliver improved performance and retaining key talent during difficult business cycles. To accomplish this objective, the Committee designed a long-term compensation program that provides value to our Senior Leadership Team and other key associates upon achievement of performance goals and continued service. This long-term compensation program was also designed to complement our equity award program.

•
We delayed the effective date of our annual merit base salary increases to July 2012 for all salaried associates globally where legal and business considerations permitted, including our Named Executive Officers, because earnings missed expectations in the second half of 2011. The Committee typically reviews the base salaries of our Senior Leadership Team in the first quarter of each year. In July 2012, the Committee determined that measured increases to our Named Executive Officers' base salaries were merited in light of their achievements of specific company, divisional and individual goals.

•
While we believe that retirement benefits are important compensation and retention tools, in recognition of the market shift from defined benefit plans to defined contribution plans, we implemented a change in the Company's retirement strategy during 2012 to move to a defined contribution retirement platform. As a result, the Company froze benefits for salaried exempt employees under its U.S. qualified defined benefit pension plan effective August 31, 2012 and added new elements to its U.S. defined contribution plan for this segment of its workforce effective September 1, 2012, which are described below. In addition, we adopted a defined contribution Supplemental Executive Retirement Plan in January 2012 to provide our highly compensated employees, including Named Executive Officers, with benefits that are incremental to our qualified defined contribution plan.

•
We generally continued our executive compensation program in other respects. For example, we adopted an annual cash incentive plan for 2012, which was designed to reward our Senior Leadership Team for delivering increased value to the organization against annual financial goals and other critical business objectives.

•
Apollo, as the Company's controlling shareholder, and its representatives continue to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our Named Executive Officers. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Executive Compensation Objectives and Strategy
Our executive compensation program is designed to set compensation and benefits at a level that is reasonable, internally fair and externally competitive. Specifically, the Committee is guided by the following objectives:

•
Pay for Performance. We emphasize pay for performance based on achievement of company operational and financial objectives and the realization of personal goals. We believe that a significant portion of each executive's total compensation should be variable and contingent upon the achievement of specific and measurable financial and operational performance goals.

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our Senior Leadership Team on our key strategic, financial and operational goals that will translate into long-term value creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our Senior Leadership Team should include a mix of short-term cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value creation for the business.

•
Attract, Retain and Motivate Top Talent. We design our executive compensation program to be externally competitive in order to attract, retain and motivate the most talented executive officers who will drive company objectives.

•
Pay for Individual Achievement. We believe that each executive officer's total compensation should correlate to the scope of his or her responsibilities and relative contributions to the Company's performance.

Shared Services Agreement

In connection with the closing of the Momentive Combination in 2010, we entered into the Shared Services Agreement with MSC. Under this agreement, MSC provides to us, and we provide to MSC, a range of services on a shared basis -- including the services of certain executives and employees. For example, Messrs. Morrison and Carter and Ms. Sonnett are employed by MSC and also provide executive services to us, and Mr. Johns is employed by us and also provides services to MSC. (Mr. Dandolph is employed by us and provides services solely to the Company.) The fully burdened costs of the executives and other employees whose services MSC provides to us and whose services we provide to MSC are allocated 51% to MSC and 49% to us. However, if 100% of any cost is demonstrably attributable to or for the benefit of either MSC or us, the entire cost is allocated to company realizing such benefit. Fully burdened costs for shared employees include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead. The costs are calculated in accordance with accounting policies and procedures approved, from time to time, by the parties.
Evaluating Company and Individual Performance
In determining 2012 compensation, the Committee considered the following accomplishments of our Named Executive Officers in 2011:

•
Mr. Morrison, our President and Chief Executive: The Committee considered Mr. Morrison's strong leadership of the business during challenging business conditions, his drive for continuous process improvement, his strong focus on environmental and safety goals, and his superior analytical and problem solving skills. In addition, the Committee recognized the need for our CEO's base salary to be competitive with the general market.

•
Mr. Carter, our Executive Vice President and Chief Financial Officer: The Committee considered his successful leadership around strong cash management and balance sheet restructuring in a challenging business environment.

•
Mr. Dandolph, our Executive Vice President and President - Silicones and Quartz Division: Mr. Dandolph was promoted to his current position in May 2012. In connection with his promotion, the Committee approved a new compensation level for Mr. Dandolph consistent with his responsibilities as the leader of the division. In setting his 2012 compensation level, the Committee also recognized Mr. Dandolph's accomplishments in his prior position, Senior Vice President and Managing Director of Silicones Asia Pacific, including his strong leadership in the aftermath of the March 2011 earthquake and tsunami in Japan, which significantly affected the Company's Asia Pacific operations, as well as his success in driving cost reductions in the region during 2011.

•
Mr. Delarge, our former Executive Vice President and President - Silicones and Quartz Division: Mr. Delarge and MPM entered into a separation agreement in early 2012, pursuant to which Mr. Delarge's employment with MPM was terminated without cause. Mr. Delarge's severance compensation is governed by the terms of the separation agreement. A description of the Mr. Delarge's severance benefits and a summary of the terms of his separation agreement are set forth in the Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table.

•
Mr. Johns, our Executive Vice President and General Counsel: The Committee recognized his focus on robust compliance systems, his management of critical legal situations, his strong business and legal judgment and his support and direction on certain strategic transactions.

•
Ms. Sonnett, our Executive Vice President, Human Resources: The Committee recognized her leadership role in harmonizing policies of MSC and MPM, including designing and implementing common core values, aligned leadership expectations, a global total reward strategy, as well as improved people and organizational core processes.

In 2013, the Committee will evaluate our Named Executive Officers' compensation based upon the achievement of their objectives during 2012. The 2012 objectives for each of our Named Executive Officers were as follows:

•
Mr. Morrison's objectives for 2012 included achievement of Segment EBITDA, cash flow, EH&S and Synergies targets (as described below) and specific goals focused on certain strategic assessments, productivity, growth and specific actions relating to people and organization matters. These objectives supported both critical short-term objectives and long-term value creation. They were recommended by Mr. Morrison at the beginning of 2012 and were discussed by the full Board of Directors, and the goals were subsequently approved by the Committee.

•
Mr. Carter's objectives for 2012 included achievement of Segment EBITDA, cash flow, EH&S and Synergies targets (as described below), continued improvement of finance processes, integration of cash flow forecasting processes and foreign exchange management, aligning the finance organization to support growth initiatives, as well as goals relating to certain people and organization objectives.

•
Mr. Dandolph's objectives for 2012 were focused upon the achievement of Segment EBITDA, cash flow and EH&S targets specific to the Silicones and Quartz Division (as described below). In addition, Mr. Dandolph had goals relating to the the realignment of the Silicones and Quartz businesses globally, as well as the achievement of productivity targets and actions relating to people and organization objectives.

•
Mr. Johns' objectives for 2012 included achieving the Segment EBITDA, cash flow, EH&S and Synergies targets (as described below), continued implementation and monitoring of compliance systems, management of major litigation risk areas, and providing support to various business growth initiatives.

•
Ms. Sonnett's objectives for 2012 included achievement of Segment EBITDA, cash flow, EH&S and Synergies targets (as described below). In addition, Ms. Sonnett had goals relating to aligning programs with externally competitive benchmarks, achieving productivity targets and installing core processes relating to people and organization objectives, in support of the business.

Use of Compensation Data
In order to obtain a general understanding of current compensation practices when setting total compensation levels for our executive officers, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. The Committee uses third-party salary surveys, including Hewitt Executive Compensation and Towers Watson Executive Compensation Surveys.
Executive Compensation Components
The principal components of our executive compensation program are as follows:

Type	Components
Annual Cash Compensation	Base Salary
Annual Incentive Awards
Discretionary Awards
Long-Term Incentives	Equity Awards
Long-Term Cash Awards
Benefits	Health, Welfare and Retirement Benefits
Other	International Assignment Compensation
Change-in-Control and Severance Benefits

The following section describes each of the components in further detail.
1. Annual Cash Compensation
Base Salaries
The annual base salaries of our Named Executive Officers are designed to be commensurate with professional status, accomplishments, scope of responsibility, overall impact on the organization, and size and complexity of the business or functional operations managed. The annual base salaries of our Named Executive Officers are also intended to be externally competitive with the market.

The Committee reviews our Named Executive Officers' base salary levels (i) annually, in conjunction with the annual performance review conducted globally for non-bargained salaried employees, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Committee considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace. The Committee typically conducts its annual performance reviews of base salaries in the first quarter and determines whether any increases are merited based on the prior year's performance; however, the reviews for 2011 performance for many of our salaried non-bargained associates, including our Named Executive Officers, were deferred until July 2012 as a consequence of lower-than-expected earnings for the second half of 2011.
In July 2012, most of our Named Executive Officers received a merit increase in base salary in recognition of his or her accomplishments in 2011 (described above under “Evaluating Company and Individual Performance”): Mr. Morrison received a 5% increase in base salary; Mr. Carter received a 4% increase in base salary; Mr. Johns received a 4.76% base salary adjustment in February 2012 as well as a 4% increase in July 2012; and Ms. Sonnett received a 4% increase in base salary. Mr. Dandolph was promoted to Executive Vice President, President of the Silicones and Quartz Division in May 2012. In connection with his promotion, the Committee approved a new compensation level for Mr. Dandolph consistent with his responsibilities as the leader of the division.
In 2013, our Named Executive Officers will be considered for a base salary increase based upon the achievement of objectives during 2012 (described above under “Evaluating Company and Individual Performance”).
Annual Incentive Awards
Our annual incentive plan is a short-term performance incentive designed to reward participants for delivering increased value to the organization against specific financial and other critical business objectives. Annual incentive awards are targeted at a level that, when combined with base salaries and other components of our total rewards program, is intended to yield total annual compensation that is competitive in the external marketplace, while performance above the target is intended to yield total annual compensation above the market median.
The performance targets for the applicable components of the annual incentive plan are identical for executives and other eligible, salaried employees. We strive to set annual incentive award targets that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value creation, while allowing the Company to attract and retain a highly talented Senior Leadership Team. Annual incentive award targets are determined in connection with the development of an overall budget for Momentive Holdings and its subsidiaries. Performance measures may be based on a number of factors, such as our prior-year performance; current market trends; anticipated synergies; integration efforts around acquired assets or businesses; potential pricing actions; raw material projections; the realization of planned productivity initiatives; expansion plans; new product development; environmental, health and safety, and other strategic factors that could potentially impact operations.
The 2012 Annual Incentive Compensation Plan
In early 2012, the MPM Committee, MSC Committee and the Compensation Committee of the Board of Managers of Momentive Holdings (the “Momentive Holdings Committee”) approved the 2012 annual incentive compensation plan for employees of the Company, MSC and their subsidiaries, which we refer to as the “2012 ICP.” Under the 2012 ICP, our Named Executive Officers and other members of our Senior Leadership Team had the opportunity to earn cash bonus compensation based upon the achievement of certain performance targets.
The performance targets under the 2012 ICP for our executive officers with non-divisional roles (including Messrs. Morrison, Carter and Johns and Ms. Sonnett) were based 100% upon the results of our ultimate parent, Momentive Holdings, rather than on the results of the Company or MSC alone, in recognition of the fact that most of our Named Executive Officers and Senior Leadership Team and many other Company associates now also have responsibilities for, or provide services to, both the Company and MSC under the Shared Services Agreement.
Targets for our executive officers with divisional responsibilities (including Mr. Dandolph) were based primarily on the division's results. We believe that our Division President's incentive compensation must have a strong tie to the division's performance where the President has the greatest impact and closest line of sight, and therefore 80% of Mr. Dandolph's target was tied to the division's results.
The performance targets were established based on the following performance measures:

Performance Measure	Description	2012 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash, certain other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
Segment EBITDA of Momentive Holdings in 2012 (“Momentive Segment EBITDA”) corresponds to the sum of “MPM Segment EBITDA” and “MSC Segment EBITDA” less certain Momentive Holdings expenses. MPM Segment EBITDA and MSC Segment EBITDA are defined herein and in MSC's Annual Report on Form 10-K for the year ended December 31, 2012 (the "MSC 2012 Annual Report"), respectively. See Item 7 of Part II of this Annual Report for a reconciliation of MPM Segment EBITDA to Net Income (loss); see Item 7 of Part II of the 2012 MSC Annual Report for a reconciliation of MSC Segment EBITDA to Net Income (loss).

The Momentive Segment EBITDA target for 2012 was set based upon factors impacting Momentive Holdings' operating subsidiaries, including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2012 ICP, the targeted Momentive Segment EBITDA was $1,002 million.

Cash Flow
Cash flow encompasses Segment EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. The purpose of this component is to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through difficult economic cycles.
The cash flow targets were established as a result of budget projections. For the 2012 ICP, the targeted cash flow for Momentive Holdings was a net usage of cash equal to $53 million.
Environmental Health & Safety (“EH&S”)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all associates.

For the 2012 ICP, we established occupational illness and injury rate (“OIIR”) goals as our EH&S target, and set goals for Momentive Holdings and the divisions. OIIR is measured based on the number of reportable injuries or incidents per 200,000 work hours. The 2012 goal for Momentive Holdings represents approximately a 10% improvement from prior year actual statistics.

Synergies
The synergies target is intended to encourage the achievement of cost savings from the Momentive Combination and under the Shared Services Agreement. Synergies are measured for Momentive Holdings only.
The 2012 synergies target of $50 million was based upon remaining integration goals set at the time of the Momentive Combination.
Each of the 2012 performance targets was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep associates focused on driving continuous improvement in EH&S, Cash Flow and Synergies, in addition to EBITDA.

Awards under the 2012 ICP were calculated as follows: Each participant was designated a target award under the 2012 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant's responsibilities and externally competitive benchmarks. Payout of the target award is based on the achievement of the performance targets described above, including the relative weightings of the performance targets noted in the table below. A participant would need to achieve at least 80% of the Segment EBITDA target to earn 30% of the allocated target award for the EBITDA component, and may earn up to 200% of his or her target award for the achievement of 120% or more of the Segment EBITDA target. The payment range for achieving the performance targets for EH&S, Cash Flow and Synergies components was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for each component. These achievement and payout metrics are similar to those in prior year plan designs, which the Committee has found effective in accomplishing the purpose of the plan.

The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2012 ICP awards granted to our Named Executive Officers. Because Mr. Dandolph held more than one position with the Company during the year, Mr. Dandolph's target awards, performance measures and weightings were pro-rated based on the time spent in each position. The 2012 ICP awards will be paid in April 2013.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %		Performance Achieved (%)	2012 Payout ($)
C. Morrison	100%	1,050,000	Momentive Segment EBITDA / 50%		—	—
			EH&S Goal / 10%		167%	175,035
			Momentive Cash Flow / 30%		—	—
			Synergies / 10%		100%	105,000
W. Carter	80%	593,245	Momentive Segment EBITDA / 50%		—	—
			EH&S Goal / 10%		167%	98,894
			Momentive Cash Flow / 30%		—	—
			Synergies / 10%		100%	59,324
J. Dandolph	70% following	250,000	Momentive Segment EBITDA / 10%		—	—
	his promotion;		Division Segment EBITDA / 40%		—	—
	62.5% blended		Division EH&S Goals / 10%	1.75	175%	43,750
	rate for 2012		Division Cash Flow / 30%		—	—
			Synergies / 10%		100%	25,000
S. Delarge	—	—	—		—	—

D. Johns	60%	274,560	Momentive Segment EBITDA / 50%		—	—
			EH&S Goal / 10%		167%	45,769
			Momentive Cash Flow / 30%		—	—
			Synergies / 10%		100%	27,456
J. Sonnett	60%	249,600	Momentive Segment EBITDA / 50%		—	—
			EH&S Goal / 10%		167%	41,608
			Momentive Cash Flow / 30%		—	—
			Synergies / 10%		100%	24,960
Discretionary Awards
Discretionary awards are used periodically by the CEO to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee.

In connection with his promotion to Executive Vice President and President of the Silicones and Quartz Division, Mr. Dandolph was awarded a sign-on bonus of $100,000, which was paid to him in July 2012. This bonus was awarded to Mr. Dandolph for his willingness to relocate quickly to the U.S. from Shanghai to assume the new role and simultaneously drive the realignment of the Company's businesses. No other discretionary awards were made to our Named Executive Officers in 2012.
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value creation, and further aligning the interests of our executive officers with those of our shareholders. Our Named Executive Officers, as well as other members of the Senior Leadership Team and other eligible associates, participate in equity plans sponsored by Momentive Holdings, MSC Holdings or MPM Holdings. Awards under these plans are factored into the executive compensation program established by the Committee.
Our long-term strategy includes the use of periodic grants, rather than on-going annual grants of equity. We believe that periodic grants provide an incentive toward a long-term projected value. Our equity awards contain both time and service vesting requirements, as well as performance and service vesting requirements. Awards that are conditioned on time and service vesting requirements function as a retention incentive, while awards that are conditioned on performance and service vesting requirements are linked to the attainment of specific long-term objectives.
The type of equity awards we have historically used are (i) options to purchase common units and (ii) restricted deferred units. Prior to the Momentive Combination, Messrs. Morrison and Carter received awards under the 2004 Stock Incentive Plan (the “MSC 2004 Stock Plan”) and the 2004 Deferred Compensation Plan (the “MSC 2004 DC Plan”), and Ms. Sonnett received an award under the 2007 Long-Term Incentive Plan (the “MSC 2007 Long-Term Plan”), which plans are administered by MSC Holdings or MSC. Prior to the Momentive Combination, Messrs. Dandolph, Delarge and Johns received awards under the 2007 Long-Term Incentive Plan administered by MPM Holdings (the “MPM 2007 Plan”). At the time of the Momentive Combination, all outstanding equity awards that covered common units of MSC Holdings and shares of MPM Holdings were converted to cover units of Momentive Holdings. In February 2011, the Momentive Holdings Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and MSC (the “2011 Equity Plan”). Each of these equity plans are described in the “Narrative to Outstanding Equity Awards Table” and/or the “Narrative to the Nonqualified Deferred Compensation Table,” below.
There were no new equity awards granted to our Named Executive Officers in 2012 but, due to the continued illiquidity of previous equity awards, outstanding options that were set to expire in 2013, 2014 and 2015, including those held by our Named Executive Officers, were modified to extend the option expiration dates to December 31, 2017. In connection with Mr. Delarge's termination of employment, certain options held by Mr. Delarge we also modified to eliminate as a vesting requirement his continued service to the Company. These option modifications are described in the “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table” below.
Long-Term Cash Awards
The Committee may, from time to time, approve long-term cash awards or plans for our Named Executive Officers, other members of the Senior Leadership Team and other eligible associates. These awards are designed to pay over extended performance periods subject to the achievement of specified, measurable performance goals, and are further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards.
Retaining key talent during difficult business cycles has been a critical focus for the Company, as well as MSC, in recent years. In 2009, key associates of MSC, including Messrs. Morrison and Carter and Ms. Sonnett, received awards under a long-term cash plan (the “2009 LTIP”), which awards were subject to 2010 performance goals as well as continued service conditions through 2011 and 2012. The relevant performance targets of the 2009 LTIP were achieved as of December 31, 2010, and thus each of Messrs. Morrison and Carter and Ms. Sonnett earned his or her target 2009 LTIP award, equal to approximately 300% of his or her 2009 base salary. The full amount of the target awards was reported as compensation earned for 2010 in the Summary Compensation Table included in MSC's 2010 Annual Report on Form 10-K. One-half of the award vested and was paid during the first quarter of 2011. The remaining one-half vested on January 1, 2012 and was paid in April of 2012, except that, as previously reported, Mr. Morrison elected to forgo his payment (equal to $1,312,500) in light of the challenging business environment in the fourth quarter of 2011. Because the awards under the MSC 2009 LTIP arise solely from services provided to MSC, the costs of such awards are not allocated in any manner to MPM under the Shared Services Agreement.
To further help retain key talent, the MSC Committee, MPM Committee and the Momentive Holdings Committee determined to award long-term cash awards to key associates, including our Named Executive Officers, in 2012. The awards were also intended to complement outstanding equity awards which are not yet liquid. Thus, in November 2012, the Momentive Holdings Committee approved the Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan (which we refer to as the “2012 LTIP”). Awards under the 2012 LTIP are subject to time and service requirements, as well as the achievement of key performance objectives supporting the long-term health of the business. The terms of this new plan are described in the narrative to the Grants of Plan Based Awards Table.
The target level of the 2012 LTIP awards granted to our Named Executive Officers are based on a percentage of base salary. In determining the target level, the Committee intended the awards to deliver externally competitive long-term executive compensation, as well as internal equity among Senior Leadership Team members given the scope and complexity of their roles. Particularly for Mr. Morrison, the Committee considered his important role in the organization since the Momentive Combination. Our Named Executive Officers' target 2012 LTIP awards are as follows:

	2012 LTIP Target Award ($)	Approximate Percentage of 2012 Base Salary
Craig O. Morrison	5,250,000	500%
William H. Carter	2,224,668	300%
John C. Dandolph	1,200,000	300%
Steven P. Delarge	—	—
Douglas A. Johns	1,372,800	300%
Judith A. Sonnett	1,248,000	300%
3. Benefits
The Company provides a comprehensive group of benefits to eligible associates. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for associates and their covered dependents.
Each of our Named Executive Officers participates in qualified defined benefit and defined contribution retirement plans on substantially the same terms as other participating employees of MPM and MSC, as applicable. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, in January 2012,  MPM adopted a defined contribution Supplemental Executive Retirement, a non-qualified plan, to provide these associates with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. The new benefit platform provides benefits to our applicable Named Executive Officers that are substantially the same as those provided by MSC. Our Named Executive Officers are eligible to participate in the non-qualified plans of MPM and MSC, as applicable, on the same basis as our other highly compensated salaried associates.

While we believe that retirement benefits are important compensation and retention tools, in recognition of the market shift from defined benefit plans to defined contribution plans, we implemented a change in MPM's retirement strategy during 2012 to move to a defined contribution retirement platform. As a result, the Company froze benefits for U.S. salaried exempt employees under its U.S. qualified defined benefit pension plan effective August 31, 2012 and added new elements to the Company's U.S. defined contribution plan for this segment of its workforce effective September 1, 2012, which are described below. MSC implemented a similar change in its retirement strategy and froze benefits for the non-bargaining participants of its U.S. qualified defined benefit pension plan in 2009 while also adding similar elements to its U.S. defined contribution plan for non-bargaining participants.
The MPM savings plan, which is a defined contribution plan (the “MPM 401(k) Plan”), covers our U.S. employees. This plan allows eligible employees to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated salaried exempt employees, including our applicable Named Executive Officers, and 30% for all other employees up to the IRS prescribed limits for qualified plans. In connection with the freezing of benefits under the Company's U.S. qualified defined benefit pension plan described above, effective September 1, 2012, salaried exempt employees became eligible to receive matching contributions from the Company at 100% on contributions of up to 5% of eligible earnings. All other employees (including salaried exempt employees for the period prior to September 1, 2012) are eligible to receive matching contributions from the the Company at 50% on contributions of up to either 7% or 8%, depending on the date of hire. In addition, effective September 1, 2012, we adopted an annual retirement contribution to be paid by the Company ranging from 3% to 7% of eligible compensation depending on years of benefit service for salaried exempt associates actively employed on the last day of the year. An additional company contribution may also be made for salaried exempt employees if we achieve specified annual financial goals established at the beginning of each plan year. Messrs. Morrison and Carter and Ms. Sonnett participate in MSC's defined contribution plan (the "MSC 401(k) Plan"), which provides substantially the same benefits as those the Company provides to its U.S. salaried exempt employees.
There is additional information on retirement plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.
4. Other
International Assignment Compensation
The Company may provide certain additional benefits to an executive officer if he or she is on an international assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home country. For example, the Company may provide a disturbance allowance, family travel and housing allowances, tax equalization payments, and reimbursements or payments for relocation to the executive officer's home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key employees and executives to temporarily relocate for strategic business reasons. Mr. Dandolph received international assignment compensation related to his prior position with the Company during the beginning of 2012, which is described in the Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table.
Change-in-Control and Severance Benefits
Our Named Executive Officers are generally entitled to change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives can act on behalf of the best interests of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. We also recognize that severance benefits above contractual commitments may be appropriate in limited cases due to an executive's significant contributions to the Company, and in 2012, we approved severance benefits for our former executive, Mr. Delarge, above the level set forth in a prior agreement in light of his long and distinguished service to the Company and its predecessor business, including in connection with the GE Advanced Materials Acquisition and the Momentive Combination. The change-in-control and severance benefits payable to our Named Executive Officers are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment, below.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)
The MPM Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the MPM Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Jordan C. Zaken (Chairman)
David B. Sambur
 _________________________________________

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

Summary Compensation Table - Fiscal 2012
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer, our three next most highly compensated executive officers at December 31, 2012 and one other executive officer employed by us in the beginning of 2012 who would have been among the three next most highly compensated if he had remained an executive officer of the Company as of December 31, 2012, whom we collectively refer to as our Named Executive Officers, for the years ended December 31, 2012, 2011 and 2010. The compensation for those Named Executive Officers who also provide services to us and MSC on a shared basis is shown regardless of the source of compensation or the cost allocations of any compensation amounts under the Shared Services Agreement.
SUMMARY COMPENSATION TABLE - FISCAL 2012

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (1) (d)	Stock Awards ($) (e)	Options Awards ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)	All Other Compensation ($) (5) (i)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2012	1,024,039	—	—	72,364	280,035	69,981	56,563	1,502,982
	2011	986,538	—	911,687	1,311,610	106,000	23,721	119,818	3,459,374
	2010	255,769	—	—	—	—	—	354,288	610,057

William H. Carter Executive Vice President and Chief Financial Officer	2012	726,747	—	—	57,890	158,218	92,415	39,410	1,074,680
	2011	705,651	—	729,352	1,049,288	60,465	28,301	72,166	2,645,223
	2010	184,587	—	—	—	—	—	206,552	391,139

John C. Dandolph Executive Vice President and President, Silicones and Quartz Division	2012	371,343	100,000	—	—	68,750	97,074	136,759	773,926
	2011	295,000	—	63,551	91,429	—	88,716	363,146	901,842
	2010	268,750	—	—	337,510	220,000	95,623	222,265	1,144,148

Steven P. Delarge Former Executive Vice President and President, Silicones and Quartz Division	2012	77,636	—	—	—	—	292,673	679,845	1,050,154
	2011	448,562	—	38,592	55,519	37,620	553,260	17,413	1,150,966
	2010	394,888	—	—	276,077	437,145	537,945	10,737	1,656,792

Douglas A. Johns Executive Vice President and General Counsel	2012	445,661	—	—	—	73,225	195,968	25,664	740,518
	2011	418,658	—	189,806	273,067	22,260	322,615	15,686	1,242,092
	2010	355,208	—	—	77,345	319,650	305,856	5,658	1,063,717

Judith S. Sonnett Executive Vice President, Human Resources (6)	2012	407,692	—	—	720	66,568	31,800	31,712	538,492
	2011	400,000	—	721,636	1,038,192	25,440	11,283	46,650	2,243,201

_________________________________________

(1)	The bonus shown in column (d) for Mr. Dandolph was a sign-on bonus paid to him in connection with his promotion to Executive Vice President and President of the Silicones and Quartz Division.

(2)
The amounts shown in column (f) for 2012 reflect the incremental fair value of modifications to previously issued option awards in accordance with ASC Topic 718, which are further described in the narrative below. For discussion of the assumptions used in computing the incremental fair value of option modifications for Messrs. Morrison and Carter and Ms. Sonnett, refer to Footnote 15 to the audited financial statements included in Item II of the MSC 2012 Annual Report.

(3)
The amounts shown in column (g) for 2012 reflect the amounts earned under the 2012 ICP, our annual incentive compensation plan, based on performance achieved for 2012. The material terms of the 2012 ICP are described in the Compensation Discussion & Analysis above. The 2012 ICP awards will be paid in April 2013.

(4)
The amounts shown in column (h) reflect the actuarial increase in the present value of benefits under the MPM U.S. Pension Plan and MPM Supplemental Plan for Messrs. Dandolph, Delarge and Johns, and under the MSC U.S. Pension Plan and MSC Supplemental Plan for Messrs. Morrison and Carter and Ms. Sonnett. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations. There were no above-market earnings on nonqualified deferred compensation plans for our Named Executive Officers for 2012.

(5)
The amount shown for 2012 in column (i) for Mr. Morrison includes $12,500 in MSC matching contributions to the MSC 401(k) Plan, and an accrued future contribution of $44,002 by MSC to the MSC SERP. For Mr. Carter, the amount shown for 2012 in column (i) includes $12,500 in MSC matching contributions to the MSC 401(k) Plan, and an accrued future contribution of $26,861 by MSC to the MSC SERP. For Mr. Dandolph, the amount shown for 2012 in column (i) includes benefits primarily related to his international assignment, including a disturbance allowance, a goods and services and housing allowance and a family travel allowance, of $48,979 and payment of taxes of $47,080 on Mr. Dandolph's compensation. Mr. Dandolph also received tax gross-ups totaling $21,289. The amount shown for 2012 in column (i) for Mr. Delarge includes the following payments and benefits he received or will receive in connection with the terms of his separation agreement following his termination of employment: (i) $595,207 in aggregate cash severance payments, representing his regular salary for the period from February 27, 2012 through May 22, 2013 plus paid vacation, payable on a bi-weekly basis (minus all applicable taxes and previously authorized payroll deductions), (ii) $9,342 representing the full cost of medical, prescription, vision, dental insurance premiums paid by us for Mr. Delarge for the period from March 1, 2012 through August 31, 2012, and a tax gross-up of $4,931 related thereto, (iii) $14,000 representing the fee paid by us for outplacement services for Mr. Delarge and (iv) $53,647 representing the fair value of modifications to certain options held by Mr. Delarge determined in the same manner as described under footnote (6) above. For Ms. Sonnett, the amount shown for 2012 in column (i) includes $12,500 in MSC matching contributions to the MSC 401(k) Plan and an accrued future MSC annual retirement contribution to the MSC 401(k) Plan of $10,000.

(6)	For Ms. Sonnett, compensation is not shown for 2010 because she was not a Named Executive Officer during such year.

 Grants of Plan-Based Awards – Fiscal 2012
The following table presents information about grants or modifications of awards during the year ended December 31, 2012 under our 2012 ICP, 2012 LTIP, MSC 2004 Stock Plan, MPM 2007 Plan and MSC 2007 Long-Term Plan.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Pay-outs Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units(#)(i)	All Other Option Awards: Number of Securities Under-lying Options (#)(j)(1)	Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards ($) (l)(2)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (g) (1)
Craig O. Morrison
2012 ICP	—	52,500	1,050,000	2,100,000	—	—	—	—	—
2012 LTIP	—	2,625,000	5,250,000	5,250,000	—	—	—	—	—
MSC 2004 Stock Plan:
Tranche A Option Modification	11/9/2012	—	—	—	—	—	301,514	6.22	36,182
Tranche B Option Modification	11/9/2012	—	—	—	—	—	301,514	6.22	36,182
William H. Carter
2012 ICP	—	29,662	593,245	1,186,489	—	—	—	—	—
2012 LTIP	—	1,112,334	2,224,668	2,224,668	—	—	—	—	—
MSC 2004 Stock Plan:
Tranche A Option Modification	11/9/2012	—	—	—	—	—	241,211	6.22	28,945
Tranche B Option Modification	11/9/2012	—	—	—	—	—	241,211	6.22	28,945
John C. Dandolph
2012 ICP	—	12,500	250,000	500,000	—	—	—	—	—
2012 LTIP	—	600,000	1,200,000	1,200,000	—	—	—	—	—
Steven P. Delarge
MPM 2007 Plan
Tranche A Option Modification	2/27/2012	—	—	—	—	—	20,895	2.59	17,503
Tranche A Option Modification	2/27/2012	—	—	—	—	—	41,790	2.59	36,144
Douglas A. Johns
2012 ICP	—	13,728	274,560	549,120	—	—	—	—	—
2012 LTIP	—	686,400	1,372,800	1,372,800	—	—	—	—	—
Judith A. Sonnett
2012 ICP	—	12,480	249,600	499,200	—	—	—	—	—
2012 LTIP	—	624,000	1,248,000	1,248,000	—	—	—	—	—
MSC 2007 Long-Term Plan Option Modification	4/30/2007	—	—	—	18,000	—	—	10.81	720
_________

(1)
The amounts shown in columns (j) for Messrs. Morrison and Carter reflect the number of options to purchase units of Momentive Holdings that were modified during 2012 to extend the expiration date to December 31, 2017. The amounts shown in column (j) for Mr. Delarge reflect the number of options to purchase units of Momentive Holdings that were modified during 2012 in connection with his separation agreement.

(2)	The amounts shown in column (l) reflect the incremental fair value of the option modification, calculated as of the applicable grant date, in accordance with FASB ASC Topic 718.
Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements

The Company or MSC has employment agreements or employment letters with certain of our Named Executive Officers, which provide for their terms of compensation and benefits, severance, and certain restrictive covenants. Further details regarding the severance and restrictive covenant provisions are described below under “Potential Payments upon a Termination of Change in Control.”
We entered into a letter agreement with Mr. Dandolph in 2010, which provided him with expatriate benefits relating to his prior international assignment in China, which began in February 2010 and ended in March 2012. The additional benefits that he received were directly related to the additional expenses Mr. Dandolph incurred as a result of his international assignment. His benefits included payments for housing, cost of living and personal income tax differentials (which reflected an employee contribution for housing, utilities and personal income taxes), transportation benefits subject to country guidelines and an employee contribution, participation in our global health plan, reimbursement of home-leave expenses and tax preparation assistance. In addition, under the terms of the letter agreement, we agreed to pay for any necessary and reasonable expenses (as determined under the expatriate policy) to relocate Mr. Dandolph back to the U.S upon the completion of his international assignment.
We entered into a separation agreement with Mr. Delarge, whose employment was terminated without cause in February 2012. Under the terms of the separation agreement, we agreed to provide Mr. Delarge with the following benefits: (i) current base salary, on a bi-weekly basis (minus all applicable taxes, deductions and withholdings) from February 27, 2012 through May 22, 2013, (ii) medical, prescription, vision and dental insurance benefits under our plans at no cost to Mr. Delarge until February 2013, (iii) Mr. Delarge's earned 2011 cash bonus outlined in our 2011 Annual Incentive Compensation Plan, payable concurrent with scheduled payments to our eligible employees, (iv) executive outplacement services at no cost to Mr. Delarge for up to twelve months and (v) modifications to Mr. Delarge's existing options granted under the MPM 2007 Plan providing for continued vesting of all time-based stock options in accordance with its terms (determined without regard to the continued service requirement) and for his performance based-options to remain outstanding until the expiration of the scheduled option term (determined without regarding to the continued service requirement) and to vest if the applicable performance goals are achieved.

In addition, we also agreed that on a date between his termination date and May 22, 2012, Mr. Delarge had the option to sell us or our affiliate (as designated by us) a portion or all of the equity securities originally purchased by him under the MPM 2007 Plan at his original cost. Mr. Delarge, however, did not exercise this right. Mr. Delarge also agreed to a release of claims against us and our affiliates and reaffirmed that he shall continue to be bound by the non-solicitation and non-compete provisions under the MPM Holdings' Amended and Restated Securityholders Agreement, dated March 5, 2007, according to its terms and agreed to certain other non-solicitation, non-compete and non-disparagement provisions.
The benefits provided to Mr. Delarge under the separation agreement were in lieu of, and greater than, the benefits he was entitled to receive under the definitive and binding term sheet we entered into with Mr. Delarge, which provided him with severance benefits that were no less favorable than those to which he was entitled to under the policies and practices of GE (his former employer) in effect as of December 3, 2006.
2012 Annual Incentive Compensation Plan (2012 ICP)
Information on the 2012 ICP targets, performance components, weightings, and payouts for each of our Named Executive Officers can be found in the Compensation Discussion and Analysis section of this Report.
2012 Long-Term Cash Incentive Plan (2012 LTIP)
The 2012 LTIP provides a performance-based incentive program to motivate key associates to drive the achievement of long-term business success. Under the terms of this plan, 50% of the target award will be paid in April 2015 if the grantee is still actively employed at that time or upon a Complete Change in Control (as defined in the 2011 Equity Plan) prior to April 1, 2015. Payment of the remaining 50% of the target award, which is payable in 25% increments, is conditioned upon the achievement by Momentive Holdings of certain annual EBITDA targets as well as continued employment. These amounts will be paid, if earned, no earlier than the first quarter of 2016. The measurement period for the achievement of the annual EBITDA targets begins January 1, 2013 and runs through fiscal year-end 2020. The Plan will terminate if the EBITDA targets have not been achieved by fiscal year-end 2020.
Option Modifications
In November 2012, due to the continued illiquidity of previous equity awards, the Board of Directors of MSC approved the extension of the terms of certain stock options scheduled to expire on various dates over the next three years, including options held by certain of our Named Executive Officers. The stock options involved included those granted under the MSC 2004 Stock Plan and the MSC 2007 Long-Term Plan, which are now exercisable for common units in Momentive Holdings. The new expiration date for all the extended options is December 31, 2017. In February 2012, in connection with his seperation agreeement, we agreed to modify certain options granted to Mr. Delarge under the MPM 2007 Plan as described above.
Outstanding Equity Awards at Fiscal 2012 Year-End
The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2012. The securities underlying the awards are common units of Momentive Holdings and were granted under the MSC 2004 Stock Plan, the MSC 2007 Long-Term Plan, the MPM 2007 Plan and the 2011 Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of these plans and the vesting conditions applicable to the awards.

OUTSTANDING EQUITY AWARDS TABLE - 2012 FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j) (1)
Craig O. Morrison
MSC 2004 Stock Plan:
Tranche A Options [6]	301,514	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options [6]	301,514	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	145,250	145,251	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	48,416	68,751	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	48,417	68,752
Tranche C RDUs [4]	—	—	—	—	—	—	—	48,417	68,752
William H. Carter
MSC 2004 Stock Plan:
Tranche A Options [6]	241,211	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options [6]	241,211	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	116,200	116,201	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	38,734	55,002	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	38,733	55,001
Tranche C RDUs [4]	—	—	—	—	—	—	—	38,733	55,001
John C. Dandolph
MPM 2007 Plan:
Tranche A Options	16,076	—	—	2.59	3/30/2017	—	—	—	—
Tranche A Options [7]	40,170	40,171	—	2.59	5/19/2020	—	—	—	—
Tranche B Options 8	—	—	16,076	2.59	3/30/2017	—	—	—	—
Tranche B Options 8	—	—	80,303	2.59	5/19/2020	—	—	—	—
Tranche C Options 9	—	—	16,037	2.59	3/30/2017	—	—	—	—
Tranche C Options 9	—	—	80,303	2.59	5/19/2020	—	—	—	—
2011 Equity Plan:				2.59	3/30/2017	—	—	—	—
Tranche A Options [2]	10,125	10,125	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	10,125	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	10,125	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	3,375	4,793	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	3,375	4,793
Tranche C RDUs [4]	—	—	—	—	—	—	—	3,375	4,793
Steven P. Delarge
MPM 2007 Plan
Tranche A Options	104,436	—	—	2.59	3/30/2017	—	—	—	—
Tranche A Options [10]	15,671	5,224	—	2.59	12/28/2019	—	—	—	—

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j) (1)
Tranche A Options [11]	20,895	20,895	—	2.59	4/30/2020	—	—	—	—
Tranche B Options 8	—	—	104,398	2.59	3/30/2017	—	—	—	—
Tranche B Options 8	—	—	20,895	2.59	12/28/2019	—	—	—	—
Tranche B Options 8	—	—	41,751	2.59	4/30/2020	—	—	—	—
Tranche C Options 9	—	—	104,398	2.59	3/30/2017	—	—	—	—
Tranche C Options 9	—	—	20,856	2.59	12/28/2019	—	—	—	—
Tranche C Options 9	—	—	41,751	2.59	4/30/2020	—	—	—	—
Douglas A. Johns
MPM 2007 Plan:
Tranche A Options	89,979	—	—	2.59	3/30/2017	—	—	—	—
Tranche B Options [8]	—	—	89,941	2.59	3/30/2017	—	—	—	—
Tranche C Options [9]	—	—	89,941	2.59	3/30/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	30,240	30,240	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	30,240	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	30,240	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	10,080	14,314	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	10,080	14,314
Tranche C RDUs [4]	—	—	—	—	—	—	—	10,080	14,314
Judith A. Sonnett
MSC 2007 Long-Term Plan Options [6,12]	—	—	18,000	10.81	12/31/2017	—	—	—	—
2011 Equity Plan:
Tranche A Options [2]	114,972	114,972	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	38,323	54,419	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	38,324	54,420
Tranche C RDUs [4]	—	—	—	—	—	—	—	38,324	54,420
 _________________________________________

(1)
Because equity interests in our ultimate parent, Momentive Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Momentive Holdings as of December 31, 2012, as determined by Momentive Holdings Board of Managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Momentive Holdings does not necessarily equal the value of a share of the Company’s common stock.

(2)
This award vests in four equal annual installments on each December 31, beginning in 2011. The amount shown in column (b) is the vested amount at December 31, 2012. The amount shown in column (c) will vest ratably on December 31, 2013 and December 31, 2014, subject to accelerated vesting six months following certain change-in-control transactions.

(3)
This award vests on the earliest to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions, and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions.

(4)
This award vests on the earliest to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions, and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions.

(5)
This award vests in four equal annual installments on each December 31 of 2011 through 2014. Vested RDUs are shown in the Non-qualified Deferred Compensation Table because delivery was deferred until February 28, 2013, pursuant to the terms of the award agreement. The amount shown in column (g) will vest ratably on December 31, 2013 and December 31, 2014, subject to accelerated vesting six months following certain change-in-control transactions.

(6)
The expiration date of these options was extended to December 31, 2017, as discussed in the Compensation Discussion & Analysis and the Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table, above.

(7)
This award vests in four equal annual installments on each May 19, beginning in 2011. The amount shown in column (b) is the vested amount at December 31, 2012. The amount shown in column (c) will vest ratably on May 19, 2013 and May 19, 2014, subject to accelerated vesting twelve months following certain change-in-control transactions (or earlier upon termination without cause).

(8)
This award vests on the earlier of (i) the date that Apollo realizes an internal rate of return of at least 20% on its original investment in MPM Holdings and (ii) the date that Apollo achieves a minimum cash-on-cash return of 1.75 times its original investment in MPM Holdings.

(9)
This award vests on the earlier of (i) the date that Apollo realizes an internal rate of return of at least 25% on its original investment in MPM Holdings and (ii) the date that Apollo achieves a minimum cash-on-cash return of 2.25 times its original investment in MPM Holdings.

(10)
This award vests in four equal annual installments on each December 28, beginning in 2010. The amount shown in column (b) is the vested amount at December 31, 2012. The amount shown in column (c) will vest on December 28, 2013, subject to accelerated vesting twelve months following certain change-in-control transactions.

(11)
This award vests in four equal annual installments on each April 30, beginning in 2011. The amount shown in column (b) is the vested amount at December 31, 2012. The amount shown in column (c) will vest ratably on April 30, 2013 and April 30, 2014, subject to accelerated vesting twelve months following certain change-in-control transactions.

(12)	This award vests in percentages, depending upon the internal rate of return realized by Apollo on its original investment in MSC Holdings following the occurrence of certain corporate transactions.

Narrative to Outstanding Equity Awards Table
2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units (RDUs) and unit options in Momentive Holdings under the 2011 Equity Plan, which awards are shown in the table above. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs and options granted in 2011, approximately 50% are "Tranche A" RDUs and options with time-based vesting (subject to acceleration in the event of certain change-of-control transactions) and approximately 50% are "Tranche B and C" RDUs and options with performance-based vesting.
For our Named Executive Officers, the Tranche A RDUs and options vest and become exercisable in four equal annual installments on December 31 of each year from 2011 to 2014. However, in the event of certain change-in-control transactions, the remaining unvested Tranche A RDUs and options vest six months following the date of such transaction. The Tranche A RDUs that vested on December 31, 2011 and December 31, 2012 were delivered on February 28, 2013. With respect to the Tranche A RDUs that vest on December 31, 2013 and December 31, 2014, such units will be delivered within 60 days of January 1, 2015.
With respect to the performance-vesting RDUs and options, 50% are designated Tranche B and 50% are designated Tranche C. The Tranche B RDUs and options vest on the earliest to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions, and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions. The Tranche C RDUs and options vest on the earliest to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions, and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions. The vesting terms of the RDUs and options described above in each case are conditioned on the executive's continued employment through the vesting dates mentioned above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The RDUs and options contain restrictions on transferability and other customary terms and conditions. For information on the vested RDU awards, see the Narrative to the Nonqualified Deferred Compensation Table.

MSC 2004 Stock Incentive Plan
Messrs. Morrison and Carter were granted options under the MSC 2004 Stock Incentive Plan (the “MSC 2004 Stock Plan”) which originally covered the equity securities of Hexion LLC, now known as MSC Holdings. These options were subsequently converted into options to purchase common units of Momentive Holdings, pursuant to the terms of the Combination Agreement. The “Tranche A” options under the MSC 2004 Stock Plan reported in the table above vested over five years and were fully vested as of December 31, 2011. The “Tranche B” options under the MSC 2004 Stock Plan reported in the table vested as of August 12, 2014, the eighth anniversary of the grant date.
In addition to the RDUs and options shown above, Messrs. Morrison and Carter have deferred compensation which is held in the form of fully-vested deferred stock units in Momentive Holdings: Mr. Morrison holds 241,211 of such units and Mr. Carter holds 192,969 of such units. These deferred stock units will be distributed upon termination of employment or retirement, and are shown in the Nonqualified Deferred Compensation Table. For information on the deferred stock units, see the Narrative to the Nonqualified Deferred Compensation Table.
In 2005 and 2006, Hexion LLC, now known as MSC Holdings, declared extraordinary dividends to its unit holders. To preserve the value of the then-outstanding Hexion LLC options, dividend equivalent payments were designated for the holders of the Hexion LLC options based on the dividends paid by Hexion LLC. Payment of these dividend equivalents was deferred until two years after the dividend payment date (or, if later, until the date the underlying option vests). Mr. Morrison was entitled to a dividend equivalent payment of $3,858,217 in October 2012 for options that vested in August 2012. Due to business conditions at the time, Mr. Morrison declined receipt of and waived any right to this payment. He received a distribution of membership interests in Borden Holdings LLC valued at $43,787. Mr. Carter received dividend equivalent payments in October of 2012 for options that vested in August 2012 in the amount of $3,086,574 and received distributions of membership interests in Borden Holdings LLC valued at $35,030.
MSC 2007 Long-Term Plan
The outstanding options held by Ms. Sonnett under the MSC 2007 Long-Term Plan originally covered the equity securities of Hexion LLC and were subsequently converted into awards covering equity securities of Momentive Holdings, pursuant to the terms of the Combination Agreement. The option awards vest only if Apollo realizes certain internal rates of return on its original investment in MSC Holdings following the occurrence of certain corporate transactions.
MPM 2007 Plan
The outstanding options held by Messrs. Dandolph, Delarge and Johns under the MPM 2007 Plan originally covered the equity securities of MPM Holdings and were subsequently converted into awards covering equity securities of Momentive Holdings, pursuant to the terms of the Combination Agreement. The Tranche A options under the MPM 2007 Plan reported in the table above vest over four or five years. depending upon the year of grant. The unvested Tranche B and C options vest on the earlier of (i) the date that Apollo realizes an internal rate of return of at least 20% and 25%, respectively, on its original investment in MPM Holdings and (ii) the date that Apollo achieves a minimum cash-on-cash return of 1.75 and 2.25, respectively, on its original investment in MPM Holdings. Vesting of the above awards is conditioned on the executive’s continued employment through the applicable vesting dates, except for Delarge. Pursuant to the terms of his separation agreement, options granted to Mr. Delarge under the MPM 2007 Plan will vest according to their terms without regard to his continued employment. In addition, if a change of control of MPM Holdings occurs and Apollo realizes the above internal rates of return on its original investment in MPM Holdings or Apollo achieves the above minimum cash-on-cash returns on its original investment in MPM Holdings, 50% or 100%, respectively, of the remaining time-based stock options granted under the 2007 MPM Long-Term Plan to Messrs. Delarge and Dandolph will vest.
Option Exercises and Stock Vested – Fiscal 2012
The following table presents information on vesting of certain awards of common units of Momentive Holdings during the year ended December 31, 2012.

OPTION EXERCISES AND STOCK VESTED TABLE - FISCAL 2012

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#) (d) (1)	Value Realized on Vesting ($) (e) (2)
Craig O. Morrison
2011 Equity Plan Tranche A RDUs	—	—	24,209	34,377
William H. Carter
2011 Equity Plan Tranche A RDUs	—	—	19,367	27,501
John C. Dandolph
2011 Equity Plan Tranche A RDUs	—	—	1,687	2,396
Steven P. Delarge
2011 Equity Plan Tranche A RDUs	—	—	—	—
Douglas A. Johns
2011 Equity Plan Tranche A RDUs	—	—	5,040	7,157
Judith A. Sonnett
2011 Equity Plan Tranche A RDUs	—	—	19,162	27,210
___________

1.	The amount shown in column (d) for this award represents the number of restricted deferred units that vested on December 31, 2012. Delivery of these restricted units occurred on February 28, 2013.

2.
The amount shown in column (e) is based upon the value of a unit of Momentive Holdings on the vesting date as determined by the Momentive Holdings Board of Managers for management equity transaction purposes.

Pension Benefits – Fiscal 2012
The following table presents information regarding the benefits payable to each of our Named Executive Officers at, following, or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of MPM and MSC as of December 31, 2012. The table does not provide information regarding the defined contribution plans of MPM or MSC. The amounts shown in the table for each participant represent the present value of the annuitized benefit and does not represent the actual cash balance of a participant’s account. Because the MSC U.S. Pension Plan and the MSC Supplemental Plan were frozen prior to the Momentive Combination and the benefits under such plans arise solely from services provided to MSC, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement.

PENSION BENEFITS TABLE - FISCAL 2012

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(1)	Present Value of Accumulated Benefit ($) (d)(2)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	MSC U.S. Pension Plan	7.27	118,230	—
	MSC Supplemental Plan	6.78	475,955	—
William H. Carter	MSC U.S. Pension Plan	14.25	226,267	—
	MSC Supplemental Plan	13.76	616,253	—
John C. Dandolph	MPM U.S. Pension Plan	5.59	82,835	—
	MPM Supplemental Plan	4.92	264,973	—
Steven P. Delarge	MPM U.S. Pension Plan	5.08	157,768	—
	MPM Supplemental Plan	4.92	1,635,837	—
Douglas A. Johns	MPM U.S. Pension Plan	5.59	193,105	—
	MPM Supplemental Plan	4.92	889,820	—
Judith A. Sonnett	MSC U.S. Pension Plan	10.67	160,902	—
	MSC Supplemental Plan	10.17	94,944	—

(1)
The number of years of credit service set forth in column (c) reflects benefit service years which are used to determine benefit accrual under the applicable plan, and do not necessarily reflect the Named Executive Officer's years of vested service.

(2)
The accumulated benefit for the MPM plans is based on service and earnings (base salary and bonus, as described below) that are considered for the period from January 29, 2007 to August 31, 2012. The present value of accumulated benefits under the MPM plans has been calculated assuming (i) the participating Named Executive Officers will remain in service with us until the age at which retirement could occur without any reduction in benefits under the MPM Supplemental Pension Plan (age 60 for Messrs. Dandolph and Johns) except for Mr. Delarge whose present value of accumulated benefits reflect service through the date of his termination of employment (February 27, 2012) and (ii) that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 15 to our Consolidated and Combined Financial Statements. As described in such note, the discount rate is 4.2% for the MPM U.S. Pension Plan and 4.15% for the MPM Supplemental Plan. If the assumed retirement age were changed to age 65, the normal retirement age on or after April 1, 2008 for exempt employees as defined in the plans, the present value for the MPM U.S. Pension Plan and MPM Supplemental Plan would instead be $76,941 and $193,580; $148,776 and $1,195,087; and $177,959 and $650,071 for each of Messrs. Dandolph, Delarge and Johns, respectively. The post-retirement mortality assumption is based on the 2012 static mortality tables as defined in the Pension Protection Act of 2006. Mr. Delarge is the only Named Executive Officer vested in the MPM Supplemental Plan as of December 31, 2012.

Narrative to Pension Benefits Table
MSC U.S. Pension Plan and MSC Supplemental Plan
The benefits associated with the MSC U.S. Pension Plan and MSC Supplemental Plan were frozen June 30, 2009 and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plans from MSC, no additional benefit credits will be provided. Prior to the freeze, the MSC U.S. Pension Plan provided benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base to covered U.S. associates subject to the IRS-prescribed limit applicable to tax-qualified plans.
The MSC Supplemental Plan provided non-qualified pension benefits in excess of allowable limits for the qualified pension plans. The benefit formula mirrored the qualified MSC U.S. Pension Plan but applied only to eligible compensation above the federal limits for qualified plans. The accrued benefits are unfunded and are paid from MSC's general assets upon the participant’s termination of employment with MSC.
Under both the MSC U.S. Pension Plan and MSC Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but excluded any long-term incentive awards. Historically, the accrued benefits earned interest credits based on one-year Treasury bill rates until the participant begins to receive benefit payments. Effective January 1, 2012, the plans were amended to provide a minimum interest crediting rate of 300 basis points. The interest rate that was determined under the plan for fiscal 2012 was 3%. Participants vest after the completion of three years of service.
The net present value of the MSC pension benefits was determined based on a discount rate of 3.5% and the RP-2000 mortality tables for combined active and healthy annuitants projected to 2018.
MPM U.S. Pension Plan and MPM Supplemental Plan
Benefits for U.S. salaried exempt employees under the MPM U.S. Pension Plan were frozen as of August 31, 2012. Benefits under the MPM Supplemental Plan were frozen as of December 31, 2011. Although affected participants will continue to earn vesting credits under the plans, no additional benefit service will be credited following the dates of the freeze.
Prior to the freeze, the MPM U.S. Pension Plan provided benefits based primarily on a formula that took into account the participant's highest 60-month average compensation earned during the final 120 months of service times years of credited benefit service. Eligible compensation under this formula includes base salary and one-half of the eligible annual incentive payments, subject to the IRS-prescribed limit applicable to tax-qualified plans.
U.S. employees who are classified as exempt employees, including the participating Named Executive Officers, are generally eligible to retire under the MPM U.S. Pension Plan with unreduced benefits at age 65 (or at age 62 with 25 years of vesting service if hired before January 1, 2005). U.S. employees who are classified as non-exempt employees are generally eligible to retire under this plan with unreduced benefits at age 60. Employees vest in this plan at the earlier of five years of qualifying service or age 60. In addition, the plan provides for Social Security supplements until the participant attains age 63 or reaches the age at which he is eligible for 80% Social Security benefit, if earlier, if the employee was hired prior to January 1, 2005. These supplements are not available for salaried exempt associates who commence their pension benefit after December 2012.
The MPM Supplemental Plan provides non-qualified pension benefits in excess of IRS-prescribed limits for the qualified pension plans. The MPM Supplemental Plan is unfunded and is not qualified for tax purposes. An employee's annual supplemental pension, when combined with certain amounts payable under the Company's tax-qualified and other pension programs and Social Security, will equal 1.75% of the employee's “earnings credited for retirement benefits” multiplied by the number of the employee's years of credited service, up to a maximum of 60% of such earnings credited for retirement benefits. The “earnings credited for retirement benefits” are the employee's average annual compensation (base salary and bonus) for the highest 36 consecutive months out of the last 120 months prior to retirement. Participants are generally not eligible for benefits under the MPM Supplemental Pension Plan if they leave the Company prior to reaching age 60, except in the event that the Company terminates the participant's employment without cause following five years of service. The normal retirement age as defined in this Plan is 65; however, early unreduced retirement is permitted at age 60, and benefits must commence the January 1 following the later of termination of employment and attainment of age 60. These supplemental benefits are paid in the form of an annuity with joint and survivor benefits.
For a discussion of the assumptions applied in calculating the present value of benefits reported in the table above for Messrs. Dandolph, Delarge and Johns, please see Note 15 to the Consolidated Financial Statements included in Part II of Item 8 herein.
Nonqualified Deferred Compensation – Fiscal 2012
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. Because the benefits under the MSC Supplemental Plan and the MSC 2004 DC Plan arise solely from services provided to MSC, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement.

NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2012

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
MSC Supplemental Plan	—	—	17,179	—	890,505
MSC SERP [1]	—	107,567	1,423	—	108,990
MSC 2004 DC Plan [2]	—	—	(318,398)	—	342,520
2011 Equity Plan Tranche A RDUs [3]	—	34,377	(31,955)	—	68,752
William H. Carter
MSC Supplemental Plan	—	—	32,909	—	1,705,834
MSC SERP [1]	—	59,915	792	—	60,707
MSC 2004 DC Plan [2]	—	—	(254,719)	—	274,016
2011 Equity Plan Tranche A RDUs [3]	—	27,501	(25,564)	—	55,002
John C. Dandolph
2011 Equity Plan Tranche A RDUs [3]	—	2,396	(2,228)	—	4,793
Steven P. Delarge
2011 Equity Plan Tranche A RDUs [3]	—	—	(1,353)	—	1,456
Douglas A. Johns
2011 Equity Plan Tranche A RDUs [3]	—	7,157	(6,653)	—	14,314
Judith A. Sonnett
MSC Supplemental Plan	—	—	1,539	—	79,774
MSC SERP [1]	—	24,599	325	—	24,924
2011 Equity Plan Tranche A RDUs [3]	—	27,210	(25,294)	—	54,420
2007 Long-Term Plan RSUs	—	—	(7,920)	—	8,520

(1)
The amount shown in column (c) for the MSC SERP is included in the All Other Compensation column of the Summary Compensation Table for 2011. These amounts were earned in 2011 and credited to the accounts by MSC in 2012

(2)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2012, as determined by Momentive Holdings’ Board of Managers for management equity purposes. In the Summary Compensation Table in the MSC Annual Report on Form 10-K for the year ended December 31, 2004, MSC reported the amount of a bonus for Mr. Carter and restricted stock payments for Mr. Morrison, a portion of which were deferred in the form of stock units.

(3)
The amount shown in column (c) reflects the value of restricted deferred units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until early 2013. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2012, as determined by Momentive Holdings’ Board of Managers for management equity purposes. The grant date fair value of these units is included in the “Stock Awards” column of the Summary Compensation Table in 2011. The amount shown in column (f) is based on the number of restricted deferred units that vested on December 31, 2011 and December 31, 2012, but were subject to deferred delivery until early 2013, multiplied by the value of a common unit of Momentive Holdings on December 31, 2012, as determined by Momentive Holdings' Board of Managers for management equity purposes. The grant date fair value was reported in our Summary Compensation Table for 2011 as compensation. The number of vested restricted deferred units held by our Named Executive Officers are as follows: Mr. Morrison, 48,417; Mr. Carter, 38,734; Mr. Dandolph, 3,375; Mr. Delarge, 1,025; Mr. Johns, 10,080; and Ms. Sonnett, 38,324.

Narrative to the Nonqualified Deferred Compensation Table
MSC Supplemental Plan
Effective January 1, 2009, the benefits associated with this plan were frozen. This plan provided supplemental retirement benefits in the form of voluntary employee deferral opportunities and employer match on compensation earned above the IRS limit on qualified plans. The MSC Supplemental Plan benefits are unfunded and paid from MSC's general assets upon the associate’s termination of employment. Interest credits are made to the participants’ accounts at an interest rate determined by MSC, which has been defined as the rate equivalent to the fixed income fund of the MSC 401(k) Plan.
MSC 2004 DC Plan
In 2004, in connection with Apollo's acquisition of MSC, Messrs. Morrison and Carter deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC equal in value to the amount of compensation deferred. Mr. Morrison holds 241,211 of such units and Mr. Carter holds 192,969 of such units. At the time of the Momentive Combination, the deferred stock units were converted to units of Momentive Holdings. These deferred stock units are held pursuant to the MSC 2004 DC Plan, which is an unfunded plan, and will be distributed upon termination of employment or retirement. In certain instances, MSC may distribute a cash equivalent rather than stock units.
MSC SERP
MSC adopted the MSC SERP in 2011 to provide certain of its executives and other highly compensated employees, including Messrs. Morrison and Carter and Ms. Sonnett, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MSC SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant’s SERP accounts at an interest rate determined by MSC, which has been defined as the rate equivalent to the fixed income fund of the MSC 401(k) Plan. This deferred compensation is paid six months following termination of employment.
2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units, or "RDUs," in Momentive Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs granted in 2011, approximately 50% are Tranche A RDUs with time-based vesting (subject to acceleration in the event of certain corporate or change-in-control transactions). On December 31, 2012, an additional 25% of the Tranche A RDUs vested: Mr. Morrison - 24,209 RDUs, Mr. Carter - 19,367 RDUs, Mr. Dandolph - 1,687 RDUs, Mr. Johns - 5,040 RDUs, and Ms. Sonnett - 19,162 RDUs. In accordance with the terms of the 2011 Equity Plan, delivery of the RDUs that vested on December 31, 2011 and December 31, 2012 was deferred until February 28, 2013. For additional information on the awards under the 2011 Equity Plan, including the vesting and delivery terms, see the Narrative to the Outstanding Equity Awards Table.
Potential Payments Upon Termination or Change-in-Control
Termination Payments
As described above, the Company or MSC has employment agreements or employment letters with certain of our Named Executive Officers which provide for severance under certain circumstances as well as restrictive covenants. MSC has employment agreements with Messrs. Morrison and Carter which provide that if the executive's employment is terminated by MSC without cause or the executive resigns for good reason (as defined in their employment agreements), MSC will provide them with continued base salary through their severance period (18 months in the case of Mr. Morrison and 24 months in the case of Mr. Carter) and a lump sum payment equal to the estimated cost for the executive to continue COBRA coverage for 18 months. In addition, any accrued but unpaid compensation through the termination dated (such as accrued but unpaid base salary, earned but unpaid bonus, and accrued and unused vacation) will be paid in a lump sum payment at the time of termination. The employment agreements also contain the following restrictive covenants:

•	a confidentiality agreement,

•
an agreement not to compete with MSC for (i) eighteen months following termination of employment, in the case of Mr. Morrison, and (ii) two years following termination of employment, in the case of Mr. Carter, and

•	a non-solicitation agreement for an additional year beyond their severance periods.

Under Mr. Johns' employment letter with MPM, upon termination of his employment without cause, Mr. Johns would be entitled to stay on payroll at his salary then in effect including benefits, for up to one year or until he began full-time employment with another employer, whichever event occurs first, subject to his execution of a separation agreement and general release of claims. In connection with Mr. Johns' promotion in 2010, Mr. Johns' severance benefits were extended to a period of 18 months. Pursuant to his employment letter, Mr. Johns is also subject to certain non-competition and non-solicitation restrictions during the term of his employment and for one year following the termination of his employment, as well as ongoing confidentiality obligations.

Mr. Dandolph and Ms. Sonnett are also entitled to cash severance payments under applicable corporate severance guidelines based on the executive's position and length of service in the event their employment is terminated without cause. Severance payments under such guidelines are conditioned on the executive's compliance with non-competition and non-solicitation covenants.
The following table describes payments our Named Executive Officers other than Mr. Delarge would have received had the individual been terminated at December 31, 2012. The amounts shown for Mr. Delarge in the table below reflect the benefits he received or will receive under his separation agreement described in footnote (5) to the Summary Compensation Table.

Name	Cash Severance ($) (1)	Estimated Value of Non-Cash Benefits ($)(2)	2012 ICP ($) (3)	MSC 2004 DC Plan ($) (4)
Craig O. Morrison	1,575,000	48,697	280,035	342,520
William H. Carter	1,483,112	26,038	158,218	274,016
John C. Dandolph	400,000	14,278	68,750	—
Steven P. Delarge	595,207	81,920	—	—
Douglas A. Johns	686,400	29,302	73,225	—
Judith A. Sonnett	416,000	9,250	66,568	—
_________

(1)
This column reflects cash severance payments due under the Named Executive Officer's employment agreement or under applicable MSC or MPM severance guidelines, as described above, based on salary as of December 31, 2012.

(2)
This column reflects the estimated value of health care benefits and outplacement services for Named Executive Officers and for Mr. Delarge also reflects the incremental fair value of modifications made to certain options held by Mr. Delarge in connection with his separation from the Company in February 2012. The values are based upon the cost of such benefit at December 31, 2012 or with respect to Mr. Delarge, the cost at the time the benefit was provided in 2012.

(3)
This column reflects the amount earned by each executive under the 2012 ICP, which would be paid if he or she was employed by MSC or MPM on December 31, 2012, but incurred a termination of employment by MSC or MPM, as applicable, without cause prior to payment. The incentive payment is forfeited if the executive resigns or incurs a termination of employment by MSC or MPM, as applicable, for cause prior to payment.

(4)
This column reflects the value of the common units or cash that would be distributed under the MSC 2004 DC Plan, and the value of vested options granted under the MSC 2004 Stock Plan, which would be distributed upon termination of employment for any reason.

In addition to these benefits, our Named Executive Officers would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason. Under the terms of the MPM Holdings Securityholders Agreement, in the event of a termination of Mr. Johns’ employment without “cause” or he resigns for “good reason” (as such terms are defined in the Securityholders Agreement), he may exercise a put right within 90 days of his termination of employment entitling him to sell all (but not less than all) of his original equity investment in MPM Holdings (converted into 89,979 common units of Momentive Holdings) to MPM Holdings at a price equal to his original cost of $250,000.
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our Named Executive Officers will also be entitled to accelerated vesting of their outstanding unvested equity awards under the 2011 Equity Plan, MPM 2007 Plan and MSC 2007 Long-Term Plan in connection with certain corporate transactions or change-in-control transactions. There was no value in any of the options held by our Named Executive Officers at December 31, 2012 as the option exercise prices all exceeded the year-end unit value as determined by the Momentive Holdings' Board of Managers for management equity purposes.

Upon a “Complete Change in Control” as defined in the 2011 Equity Plan, 50% of the target awards to our Named Executive Officers under the 2012 LTIP would vest and become payable. In such event, Messrs. Morrison, Carter, Dandolph and Johns and Ms. Sonnett would be entitled to payments of $2,625,000, $1,112,334, $600,000, $686,400 and $624,000, respectively.

Director Compensation – Fiscal 2012
We do not have a compensation program in effect for members of our Board of Directors. Each of our directors is a member of the Board of Managers of our ultimate parent, Momentive Holdings, and the non-employee directors receive director fees for their services to Momentive Holdings. During 2012, our non-employee directors earned the following compensation as directors of Momentive Holdings: Mr. Kleinman, $96,000; Mr. Sambur, $94,000; and Mr. Zaken, $99,000. The Company declared dividends to fund 49% of the total fees earned in 2012 by the directors of Momentive Holdings.
At December 31, 2012, Messrs. Kleinman, Sambur and Zaken held options to purchase 213,850, 50,000 and 78,141 common units, respectively, in Momentive Holdings. All of the options held by Mr. Sambur and Mr. Zaken are fully vested. Of the options held by Mr. Kleinman, 185,709 are fully vested. The remainder of Mr. Kleinman's options vest upon an initial public offering of MSC or its parent.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Zaken and Sambur, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive Holdings common units, as of February 28, 2013, and shows the number of common units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Momentive Holdings;

•	each of our Named Executive Officers;

•	each member of our Board of Directors; and

•	all of our executive officers and members of the Board of Directors as a group.

As of February 28, 2013, Momentive Holdings had 308,081,120 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units and has not pledged any such units as security.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	90.4%
GE Capital Equity Investments, Inc. (2)	25,491,297	8.1%
Scott Kleinman (3)(4)	185,709	*
Jordan C. Zaken (3)(4)	78,141	*
David B. Sambur (3)(4)	50,000	*
Craig O. Morrison (5)(11)	796,695	*
William H. Carter (6)(11)	637,356	*
John C. Dandolph (7)(11)	185,401	*
Steven P. Delarge (8)(12)	296,234	*
Douglas A. Johns (9)(11)	226,679	*
Judith A. Sonnett (10)(11)	153,296	*
Executive Officers and Directors as a group (13)	3,220,527	1%
__________
*    Less than 1%

(1)
Represents (i) 102,454,557 common units held of record by Apollo Investment Fund VI, L.P. (“AIF VI”); (ii) 94,365,980 common units held of record by AP Momentive Holdings LLC (“AP Momentive Holdings”); (iii) 75,154,788 common units held of record by AIF Hexion Holdings, L.P. (“AIF Hexion Holdings”); and (iv) 6,450,803 common units held of record by AIF Hexion Holdings II, L.P. (“AIF Hexion Holdings II,” and together with AIF VI, AP Momentive Holdings and AIF Hexion Holdings, the “Apollo Funds”). The amount reported as beneficially owned does not include common units held or beneficially owned by certain of the directors, executive officers and other members of our management or of Momentive Holdings, for which the Apollo Funds and their affiliates have voting power and the power to cause the sale of such shares under certain circumstances.

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

Apollo Management VI, L.P. (“Management VI”) is the manager of AP Momentive Holdings, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management IV, L.P. (“Management IV”) is the manager of each of the AIF IV Funds. Apollo Management V, L.P. (“Management V”) is the manager of each of the AIF V Funds, and AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V. Apollo Management, L.P. (“Apollo Management”) is the managing general partner of Management IV and the sole member and manager of AIF V LLC and AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings.

Leon Black, Joshua Harris and Marc Rowan are the managers of each of Management Holdings GP and Principal Holdings I GP, as well as principal executive officers of Management Holdings GP and as such may be deemed to have voting and dispositive control of the common units held of record by the Apollo Funds. The address of each of the Apollo Funds, AIF IV Hexion GP, AIF V Hexion GP, the AIF IV Funds, Advisors IV, ACM IV, the AIF V Funds, Advisors V, ACM V, Advisors VI, ACM VI, Principal Holdings I and Principal Holdings I GP is One Manhattanville Road, Suite 201, Purchase,

New York 10577. The address of each of Management IV, Management V, AIF V LLC, Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings, Management Holdings GP and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
Includes 6,003,363 common units issuable upon exercise of that certain warrant issued on December 4, 2006. Also includes 77,103 common units issuable upon the exercise of an option that is currently exercisable. The address of GE Capital Equity Investments, Inc. is 299 Park Avenue, New York, New York 10171.

(3)	The address of each of Messrs. Kleinman, Zaken and Sambur is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4)	Represents common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 29, 2013.

(5)
Includes 748,278 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 29, 2013. Does not include 241,211 vested deferred units credited to Mr. Morrison's account.

(6)
Includes 598,622 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 29, 2013. Does not include 192,969 vested deferred units credited to Mr. Carter's account.

(7)	Includes 66,371 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 29, 2013.

(8)	Includes 141,002 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 29, 2013.

(9)	Includes 120,219 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 29, 2013.

(10)
Includes 114,972 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 29, 2013. Does not include 6,000 vested restricted units credited to Ms. Sonnett's account.

(11)	The address for Messrs. Morrison, Carter, Dandolph, Johns and Ms. Sonnett is c/o Momentive Performance Materials Inc., 260 Hudson River Road, Waterford, NY 12188.

(12)	The address for Mr. Delarge is One Centennial Avenue, Piscataway, NJ 08854.

(13)
Includes 2,582,159 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable, or exercisable by April 29, 2013. Does not include 536,719 vested deferred compensation and restricted common stock units.

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

Apollo Notes Registration Rights Agreement

On November 5, 2010, in connection with the issuance to Apollo of $525.7 million Second-Priority Springing Lien Notes due 2021, we entered into a registration rights agreement with an affiliate of Apollo. The registration rights agreement gives Apollo the right to make three requests by written notice to us specifying the maximum aggregate principal amount of Second-Priority Springing Lien Notes to be registered. The agreement requires us to file a registration statement with respect to the Second-Priority Springing Lien Notes held by Apollo as promptly as possible following receipt of each such notice. There are no cash or additional penalties under the registration rights agreement resulting from delays in registering the Second-Priority Springing Lien Notes.

In 2011, we filed a registration statement on Form S-1 with the SEC to register the resale of the notes held by Apollo. The registration statement was subsequently declared effective on May 7, 2012.
Shared Services Agreement and Other Agreements with MSC and its Subsidiaries
On October 1, 2010, in connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MSC. Under this agreement, as amended on March 17, 2011, we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and us. Service costs in 2012 were allocated 51% to MSC and 49% to us, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost was allocated to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MSC or we may terminate the agreement for convenience, without cause, by giving written notice not less than thirty (30) days prior to the effective date of termination. Pursuant to this agreement, during the year ended December 31, 2012 we incurred approximately $148 million of net costs for shared services and MSC incurred approximately $155 million of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2012, were net billings from MSC to us of approximately $22 million. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 51% for MSC and 49% for us, as well as to reflect costs allocated 100% to one party. During the year ended December 31, 2012, we realized approximately $31 million in cost savings as a result of the Shared Services Agreement. We had accounts receivable of less than $1 million as of December 31, 2012 and accounts payable to MSC of less than $1 million at December 31, 2012.
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
We also sell products to, and purchase products from, MSC pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. One of our subsidiaries also acts as a non-exclusive distributor in India for certain subsidiaries of MSC pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, we sold $3 million of products to MSC during 2012, and we purchased less than $1 million of products from MSC. As of December 31, 2012, we had less than $1 million of accounts receivable from, and less than $1 million of accounts payable to, MSC related to these agreements.
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
Siloxane Off-Take, Long-Term Siloxane Supply and Technology License Agreement
One of our subsidiaries, Momentive Performance Materials (Thailand) Ltd., or MPM Thailand, is presently a party to an off-take agreement that provides for ASM, which is owned 50% by GE Monomer (Holdings) Pte. Ltd. and its affiliates, to supply siloxane and certain related products to us through 2014 (or until certain ASM financing obligations are satisfied) at a cost-plus pricing formula. At the closing of the GE Advanced Materials Acquisition, GE, GE Monomer (Holdings) Pte. Ltd., formerly known as GETOS Singapore Pte. Ltd., MPM Holdings and MPM Thailand, formerly known as GE Toshiba Silicones (Thailand) Limited, entered into a long-term supply agreement with respect to the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement, for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure MPM Thailand a minimum annual supply of siloxane and certain related products equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve-month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, MPM Thailand will pay approximately $113 million in 2013 for off-take product, and it is expected it will pay approximately $1 billion over the remaining term of the agreement, assuming current volumes, without taking account inflation and changes in foreign exchange rates. Pursuant to the off-take agreement, MPM Thailand purchased approximately $92 million of off-take product in 2012. For as long as the current off-take agreement is in effect, MPM Thailand will continue to pay the pricing specified in that agreement. After expiration of the off-take agreement, MPM Thailand will pay the same price at which ASM sells product to GE Monomer (Holdings) Pte. Ltd.

At the closing of the GE Advanced Materials Acquisition, pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to MPM Thailand, and MPM Thailand assumed all of the obligations of GE Monomer (Holdings) Pte. Ltd. under such agreement. Pursuant to the Technology License Agreement, which terminates in 2039, MPM Thailand received royalties from ASM of approximately $2 million during 2012. Over the remaining term of the Technology License Agreement with ASM, we estimate that MPM Thailand will receive royalties of approximately $50 million from ASM.
Product Supply and Distribution Agreements with GE and its Affiliates
At the closing of the GE Advanced Materials Acquisition, we entered into several product supply agreements with GE pursuant to which we agreed to supply certain silicones and quartz products to GE's Plastics, Aviation, Energy and Lighting divisions and entered into a distribution agreement pursuant to which we agreed to distribute silicones products through GE's Polymershapes division. The agreements with GE's Plastics and Polymershapes divisions were subsequently assigned by GE to unaffiliated third parties in connection with GE's sale of its Plastics business in 2007. Subsequent to the GE Advanced Materials Acquisition, we also agreed to supply certain silicone products to various other GE divisions and other affiliates. The agreements with GE or its affiliates have remaining terms of one year with the exception of a small aviation contract which has a remaining term of twelve years. These agreements in certain cases obligate us to supply, and GE to purchase, minimum volumes of product or require GE to purchase a specified percentage of its requirements of certain products from us. Pursuant to these agreements and other purchase orders, we sold GE and its affiliates approximately $20 million of products in fiscal year 2012. We do not expect material sales under the remaining terms of these agreements.
Service and Product Agreements with GE and its Affiliates
At the closing of the GE Advanced Materials Acquisition, we entered into four other commercial agreements with GE pursuant to which GE or its affiliates provide us with certain services, raw materials and products, including materials testing services, acetone supply and production and refurbishment of certain equipment. The agreement regarding the supply of acetone was subsequently assigned by GE to an unaffiliated third party in connection with GE's sale of its Plastics business in 2007. Subsequent to the GE Advanced Materials Acquisition, we also entered into a variety of lease and service agreements with GE or its affiliates, pursuant to which we lease real estate and various assets, including passenger vehicles and heavy equipment, and GE or its affiliates provide us with various services, including fleet and outsourcing services. The commercial agreements and the lease and service agreements with GE and its affiliates have remaining terms of one to two years. Pursuant to these agreements and other purchase orders, we purchased approximately $11 million of goods and services in 2012. We do not expect to make material purchases under the remaining terms of these agreements.
Product and Service Purchases and Sales with Affiliates of Apollo other than MSC
We supply products to, and purchase products and services from, various affiliates of Apollo other than MSC. We purchased from these other Apollo affiliates approximately $6 million of products and services in 2012.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover us and MSC. Amounts are billed to us based on the our relative share of the insurance premiums. Amounts billed to us from Momentive Holdings were $9 million for the year ended December 31, 2012. We had accounts payable of $3 million to Momentive Holdings under these arrangements at December 31, 2012.
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
Apollo Management Agreement

We are subject to a management consulting and advisory services agreement with Apollo (the “Management Agreement”) for the provision of management and advisory services with an initial term extending through December 31, 2018. The annual fees under the Management Agreement are $3.5 million. We paid annual fees of $3.5 million in 2012 and also reimbursed Apollo for expenses totaling less than $1 million, including certain third-party consultant fees. The Management Agreement provides for indemnification to Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. In the event that Apollo exercises its right to terminate the

Management Agreement prior to the end of its term, Apollo is entitled to receive a lump-sum settlement equal to the net present value of the sum of the remaining annual management fees payable under the agreement at the time of the termination and any previously deferred fees.

Participation of Apollo Global Securities in Refinancing Transactions

In 2012, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received approximately $0.23 million and $1.1 million in connection with the sales of the Senior Secured Notes and the First Lien Notes, respectively. AGS also received approximately $0.25 million in connection with arranging the issuance of the Senior Secured Notes and $1 million in connection with arranging the issuance of the First Lien Notes and the commitments for the ABL Facility.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees billed for professional audit services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2012 and 2011. The table also presents fees billed for other services rendered by PricewaterhouseCoopers LLP and its affiliated member firms during those periods.

	Year ended December 31,
	2012	2011
	(dollars in millions)
Audit fees	$2	$2
Audit related fees	—	—
Tax fees	—	—
Total	$2	$2
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
4.6
Registration Rights Agreement, dated as of November 5, 2010, by and among Momentive Performance Materials Inc., the guarantors party thereto and Euro VI (BC) S.à r.l. (filed as exhibit 4.2 to our Form 8-K, filed on November 12, 2010)

4.7
Indenture, dated as of May 25, 2012, by and among Momentive Performance Materials Inc., the Note Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as exhibit 4.1 to our Form 8-K, filed on June 1, 2012)

4.8
Registration Rights Agreement, dated as of May 25, 2012, by and among Momentive Performance Materials Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers (filed as exhibit 4.2 to our Form 8-K, filed on June 1, 2012)

4.9
Intercreditor Agreement, dated as of May 25, 2012, among JPMorgan Chase Bank, N.A., as Intercreditor Agent, The Bank Of New York Mellon Trust Company, N.A., as trustee and as collateral agent, Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and each Subsidiary of Momentive Performance Materials Inc. listed on Schedule I thereto (filed as exhibit 10.1 to our Form 8-K, filed on June 1, 2012)

4.10
Joinder and Supplement to Intercreditor Agreement, dated as of May 25, 2012, by and among The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, JPMorgan Chase Bank, N.A., as first priority representative under the Intercreditor Agreement, The Bank of New York Mellon Trust Company, N.A., as second priority representative under the Intercreditor Agreement, Momentive Performance Materials Inc. and each Subsidiary of Momentive Performance Materials Inc. listed on Schedule I thereto (filed as exhibit 10.2 to our Form 8-K, filed on June 1, 2012)

4.11
Indenture, dated as of October 25, 2012, by and among MPM Escrow LLC and MPM Finance Escrow Corp., MPM TopCo LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as exhibit 4.1 to our Form 8-K, filed on October 26, 2012)

4.12
Escrow Agreement, dated as of October 25, 2012, by and among MPM Escrow LLC and MPM Finance Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as escrow agent and trustee (filed as exhibit 4.2 to our Form 8-K, filed on October 26, 2012)

4.13
Supplemental Indenture, dated as of November 16, 2012, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as exhibit 4.1 to our Form 8-K, filed on November 20, 2012)

4.14
Registration Rights Agreement, dated as of November 16, 2012, by and among Momentive Performance Materials Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers (filed as exhibit 4.2 to our Form 8-K, filed on November 20, 2012)

4.15
First Lien Intercreditor Agreement, dated as of November 16, 2012, among JPMorgan Chase Bank, N.A., as collateral agent and authorized representative under the senior secured credit facilities, The Bank of New York Mellon Trust Company, N.A., as initial other authorized representative, Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. party thereto (filed as exhibit 4.3 to our Form 8-K, filed on November 20, 2012)

4.16
Intercreditor Agreement, dated as of November 16, 2012, among JPMorgan Chase Bank, N.A., as intercreditor agent and senior-priority agent for the senior lender claims under the senior secured credit facilities, The Bank of New York Mellon Trust Company, N.A., as senior-priority agent for the senior lender claims under the first lien notes indenture, senior-priority agent for the senior lender claims under the 1.5 lien notes indenture, trustee, collateral agent and second-priority designated agent, Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. party thereto (filed as exhibit 4.4 to our Form 8-K, filed on November 20, 2012)

4.17
Joinder and Supplement to Intercreditor Agreement, dated as of November 16, 2012, among JPMorgan Chase Bank, N.A., as intercreditor agent, The Bank of New York Mellon Trust Company, N.A., as new trustee, the second-priority designated agent and a second-priority agent, Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. named therein (filed as exhibit 4.5 to our Form 8-K, filed on November 20, 2012)

10.1
$1,385,000,000 Credit Agreement, dated as of December 4, 2006, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH (formerly known as Blitz 06-103 GmbH) and the Financial Institutions party thereto (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

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

10.8
Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.9†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.10†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.11†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.12†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.13†	Annual Cash Bonus Plan (filed as exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 14, 2008)

10.14
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

10.15†	Form of Management Equity Investment and Incentive Acknowledgement (filed as exhibit 10.24 to our Annual Report on Form 10-K, filed on March 8, 2010)

10.16†	Form of Global Amendment to Nonqualified Stock Option Agreement (filed as exhibit 10.25 to our Annual Report on Form 10-K, filed on March 8, 2010)

10.17.
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

10.18†	Offer Letter Agreement, dated February 1, 2010, between Momentive Performance Materials Inc. and John Dandolph (filed as exhibit 10.30 to our Annual Report on Form 10-K, filed on February 25, 2011)

INDEX TO EXHIBITS

Exhibit Number	Description
10.19†	Summary of Terms of Severance Benefits Amendment for Douglas Johns effective October 1, 2010 (filed as exhibit 10.29 to our Annual Report on Form 10-K, filed on February 25, 2011)

10.20†	Momentive Performance Materials Holdings LLC 2011 Equity Plan (filed as exhibit 10.32 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.21†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.33 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.22†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.34 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.23†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.35 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.24†
Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders (filed as exhibit 10.36 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.25
Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries and Momentive Specialty Chemicals Inc. (filed as exhibit 10.1 to our Form 8-K filed on March 17, 2011)

10.26
Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. (filed as exhibit 10.2 to our Form 8-K filed on March 17, 2011)

10.27†	Amended and Restated Momentive Performance Materials Inc. Supplementary Pension Plan, effective December 31, 2011 (filed as exhibit 99.1 to our Form 8-K filed on January 6, 2012)

10.28†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012 (filed as exhibit 99.1 to our Form 8-K filed on January 6, 2012)

10.29†
Severance Pay Agreement and Release of All Claims, effective as of February 23, 2012, among Mike Modak, Momentive Performance Materials Inc. and Momentive Performance Materials Holdings Inc. (filed as exhibit 10.34 to our Form S-1/A, filed on April 13, 2012)

10.30†
Severance Pay Agreement and Release of All Claims, effective as of February 27, 2012, among Steve Delarge, Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc. and Momentive Performance Materials Holdings LLC (filed as exhibit 10.35 to our Form S-1/A, filed on April 13, 2012)

10.31
Incremental Assumption Agreement, dated as of April 2, 2012, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent under the Amended and Restated Credit Agreement, dated as of February 10, 2011 (filed as exhibit 10.1 to our Form 8-K, filed on April 2, 2012)

10.32†	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan (filed as exhibit 10.4 to our Form 10-Q, filed on August 8, 2012)

10.33
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of November 16, 2012, among Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH, as the borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as exhibit 10.1 to our Form 8-K, filed on November 20, 2012)

10.34
Second Incremental Facility Amendment, dated as of November 30, 2012, by and among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and Momentive Performance Materials GmbH, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as exhibit 10.1 to our Form 8-K, filed on December 5, 2012)

10.35†	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (filed as exhibit 10.1 to our Form 8-K, filed on March 6, 2013)

10.36†	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.2 to our Form 8-K, filed on March 6, 2013)

10.37†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.3 to our Form 8-K, filed on March 6, 2013)

INDEX TO EXHIBITS

Exhibit Number	Description

10.38* †	Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan

10.39* †	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan

12*	Ratio of earnings to fixed charges

14.1	Code of Conduct (filed as exhibit 14.1 to our Form S-4 Registration Statement, filed on September 14, 2007)

21.1*	List of Subsidiaries of Momentive Performance Materials Inc.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

**	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

†	Indicates a management contract or compensatory plan or arrangement.
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
April 1, 2013

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ CRAIG O. MORRISON
Craig O. Morrison
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ CRAIG O. MORRISON	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2013
Craig O. Morrison

/s/ WILLIAM H. CARTER	Chief Financial Officer and Director (Principal Financial Officer)	April 1, 2013
William H. Carter

/s/ BILLIE JO CUTHBERT	Controller (Principal Accounting Officer)	April 1, 2013
Billie Jo Cuthbert

/s/ SCOTT B. KLEINMAN	Director	April 1, 2013
Scott B. Kleinman

/s/ JORDAN C. ZAKEN	Director	April 1, 2013
Jordan C. Zaken

/s/ DAVID B. SAMBUR	Director	April 1, 2013
David B. Sambur

MOMENTIVE PERFORMANCE MATERIALS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Performance Materials Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to effective controls not being in place with respect to the preparation and review of the statement of cash flows existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Albany, New York
April 1, 2013

MOMENTIVE PERFORMANCE MATERIALS INC.
Consolidated Balance Sheets
(Dollar amounts in millions)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$110	$199
Accounts receivable (net of allowance for doubtful accounts of $3)	293	315
Due from affiliates (note 4)	6	8
Inventories (note 6)	374	394
Prepaid expenses	14	14
Income tax receivable (note 13)	3	—
Deferred income taxes (note 13)	6	10
Other current assets	41	49
Total current assets	847	989
Property and equipment, net (note 7)	1,016	1,084
Other long-term assets	108	89
Income tax receivable	1	—
Deferred income taxes (note 13)	27	25
Intangible assets, net (note 8)	493	542
Goodwill (note 8)	412	432
Total assets	$2,904	$3,161
Liabilities and Deficit
Current liabilities:
Trade payables	$254	$308
Short-term borrowings (note 9)	6	3
Accrued expenses and other liabilities (note 10)	157	166
Accrued interest	83	62
Due to affiliates (note 4)	3	15
Accrued income taxes (note 13)	6	2
Deferred income taxes (note 13)	19	19
Current installments of long-term debt (note 9)	29	36
Total current liabilities	557	611
Long-term debt (note 9)	3,081	2,895
Other liabilities	56	51
Pension liabilities (note 15)	311	288
Deferred income taxes (note 13)	47	52
Total liabilities	4,052	3,897
Commitments and contingencies (note 14)
Deficit:
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in capital	606	605
Accumulated deficit	(1,934)	(1,569)
Accumulated other comprehensive income	180	228
Total Momentive Performance Materials Inc.'s deficit	(1,148)	(736)
Noncontrolling interests (note 11)	—	—
Total deficit	(1,148)	(736)
Total liabilities and deficit	$2,904	$3,161
See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Consolidated Statements of Operations (Dollar amounts in millions)

	For the years ended December 31,
	2012	2011	2010
Net sales	$2,357	$2,637	$2,588
Costs and expenses:
Cost of sales, excluding depreciation	1,705	1,798	1,645
Selling, general and administrative expenses	392	389	388
Depreciation and amortization expenses	187	197	197
Research and development expenses	69	78	73
Restructuring and other costs (note 3)	43	33	23

Operating (loss) income	(39)	142	262
Other income (expense):
Interest expense, net (notes 7 and 9)	(277)	(256)	(249)
Other income, net	11	—	—
(Loss) gain on extinguishment and exchange of debt (note 9)	(57)	7	(78)
Loss before income taxes (benefit) and earnings (losses) from unconsolidated entities	(362)	(107)	(65)
Income taxes (benefit) (note 13)	8	27	(2)
Loss before earnings (losses) from unconsolidated entities	(370)	(134)	(63)
Earnings (losses) from unconsolidated entities, net of taxes	5	(6)	—
Net loss	(365)	(140)	(63)
Net income attributable to noncontrolling interests (note 11)	—	(1)	(1)
Net loss attributable to Momentive Performance Materials Inc.	$(365)	$(141)	$(64)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in millions)

	December 31, 2012	December 31, 2011	December 31, 2010
Net loss	$(365)	$(140)	$(63)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(29)	26	77
Other comprehensive income adjustments, net	(19)	(15)	(40)
Other comprehensive loss	(413)	(129)	(26)
Comprehensive income attributable to the noncontrolling interest	—	(1)	(1)
Comprehensive loss attributable to Momentive Performance Materials Inc.	$(413)	$(130)	$(27)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Consolidated Statements of Cash Flows (Dollar amounts in millions)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(365)	$(140)	$(63)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	187	197	197
Loss (gain) on the extinguishment of debt	57	(7)	78
Amortization of debt discount and issuance costs	18	15	17
Deferred income taxes	(10)	9	(19)
(Earnings) losses from unconsolidated entities	(5)	6	—
Stock-based compensation expense	1	2	3
Noncash paid-in-kind interest election	—	—	11
Pension curtailment gain	(1)	(6)	—
Unrealized foreign currency losses (gains)	1	7	(4)
Other non-cash adjustments	2	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	16	22	(7)
Inventories	13	(19)	(28)
Due to/from affiliates	(10)	10	4
Accrued income taxes	—	(5)	5
Prepaid expenses and other assets	5	(7)	1
Trade payables	(36)	1	25
Accrued expenses and other liabilities	21	12	16
Pension liabilities	11	11	17
Net cash (used in) provided by operating activities	(95)	106	253
Cash flows from investing activities:
Capital expenditures	(107)	(112)	(91)
Purchases of intangible assets	(2)	(2)	(4)
Proceeds from disposal of assets	7	—	—
Investment in joint venture	—	(6)	—
Net cash used in investing activities	(102)	(120)	(95)
Cash flows from financing activities:
Debt issuance costs	(33)	(5)	(18)
Increase in short-term borrowings	3	1	2
Proceeds from long-term debt	1,725	52	849
Payments of long-term debt	(1,533)	(88)	(890)
Payments of original issue discounts and tender premiums	(51)	—	(54)
Dividends paid to Parent	—	(1)	(1)
Net cash provided by (used in) financing activities	111	(41)	(112)
Decrease in cash and cash equivalents	(86)	(55)	46
Effect of exchange rate changes on cash	(3)	4	(3)
Cash and cash equivalents, beginning of period	199	250	207
Cash and cash equivalents, end of period	$110	$199	$250
Cash paid during the year for:
Interest	$237	$203	$208

MOMENTIVE PERFORMANCE MATERIALS INC. Consolidated Statements of Cash Flows (Dollar amounts in millions)

Income taxes, net of refunds	$18	$22	$8
Supplemental information:
Capital expenditures included in trade payables	$17	$26	$22
See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Consolidated Statements of Equity (Deficit)
(Dollar amounts in millions, except for per share amounts)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Equity attributable to noncontrolling interest	Total equity (deficit)
Balance December 31, 2009	100	$—	$602	$(1,364)	$180	$4	$(578)
Stock option activity and other	—	—	2	—	—	—	2
Dividends paid to noncontrolling interest	—	—	—	—	—	(1)	(1)
Dividends declared to parent, at $12,500 per share	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	(64)	—	—	(64)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	1	1
Foreign currency translation adjustment—net	—	—	—	—	77	—	77
Other comprehensive income adjustments—net	—	—	—	—	(40)	—	(40)

Balance December 31, 2010	100	$—	$603	$(1,428)	$217	$4	$(604)
Stock option activity and other	—	—	3	—	—	—	3
Dividends declared to parent, at $7,500 per share	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	(141)	—	—	(141)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	1	1
Foreign currency translation adjustment—net	—	—	—	—	26	—	26
Disposition of noncontrolling interest	—	—	—	—	—	(5)	(5)
Other comprehensive income adjustments—net	—	—	—	—	(15)	—	(15)
Balance December 31, 2011	100	$—	$605	$(1,569)	$228	$—	$(736)
Stock option activity and other	—	—	1	—	—	—	1
Net loss	—	—	—	(365)	—	—	(365)
Foreign currency translation adjustment—net	—	—	—	—	(29)	—	(29)
Other comprehensive income adjustments—net	—	—	—	—	(19)	—	(19)

Balance at December 31, 2012	100	$—	$606	$(1,934)	$180	$—	$(1,148)

See accompanying notes to consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
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
The Company is comprised of two businesses, Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company is headquartered in Waterford, New York.
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
The collective bargaining agreements that cover the Willoughby, Ohio, Waterford, New York and Sistersville, West Virginia facilities will expire in 2013. The Company does not have other significant collective bargaining agreements that will expire before the end of 2013.
The Company revised the Consolidated Balance Sheet as of December 31, 2011 and the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the error in the classification of certain outstanding checks that were originally classified as “Trade payables.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.” The Company also revised the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the error in the inclusion of capital expenditures that resided in trade payables. These amounts have now been properly excluded from operating and investing activities. Additionally, the Company also revised the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 to correct for the error in the classification of certain currency translation adjustments within the "Effects of exchange rate changes on cash" line item. These amounts have now been properly reflected in operating activities. Management does not believe these errors were material to the Company’s prior years' Consolidated Financial Statements. The impacts of correcting the financial statements for the specified periods are as follows:

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

Consolidated Balance Sheets:	As Previously Reported	Adjustments	As Revised
As of December 31, 2011
Cash and cash equivalents	$203	$(4)	$199
Trade payables	312	(4)	308

Consolidated Statements of Cash Flows:	As Previously Reported	Adjustments	As Revised
Year Ended December 31, 2011
Net cash provided by operating activities	$109	$(3)	$106
Net cash used in investing activities	(119)	(1)	(120)
Effect of exchange rate changes on cash	—	4	4
Cash and cash equivalents at beginning of year	254	(4)	250
Cash and cash equivalents at end of year	203	(4)	199

Year Ended December 31, 2010
Net cash provided by operating activities	$262	$(9)	$253
Net cash used in investing activities	(99)	4	(95)
Effect of exchange rate changes on cash	(7)	4	(3)
Cash and cash equivalents at beginning of year	210	(3)	207
Cash and cash equivalents at end of year	254	(4)	250
Footnotes contained herein have been revised, where applicable, for the revisions discussed above.

The Company will be restating its financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2012, June 30, 2012 and September 30, 2012 due to errors in the condensed consolidated statements of cash flows for the fiscal three-month periods ended March 31, 2012 and April 3, 2011; the fiscal six-month periods ended June 30, 2012 and July 3, 2011 and the fiscal nine-month periods ended September 30 of 2012 and 2011, respectively.

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
The Company also has investments in nonconsolidated entities, primarily consisting of a subsidiary's investments in a siloxane joint venture in China. During 2011, the Company's subsidiary contributed $6 to the joint venture as a capital contribution. Prior to this contribution, the investments in the joint venture had no carrying value. Upon this capital contribution, the Company's subsidiary, which has a 49% ownership interest in the joint venture, recognized 49% of the joint venture's losses from its inception. During 2012, the Company recorded $5 in earnings from the joint venture. The Company is also committed to make additional capital contributions of $26 to this joint venture, which will likely occur in 2014.
In connection with the GE Advanced Materials Acquisition, MPM Holdings, the Company's Parent, issued a Senior Discount PIK Note in an aggregate principal amount of $400. This note was subsequently split into separate notes with identical terms (Senior Discount Notes). The Senior Discount Notes mature on June 4, 2017. Interest accrues at 11% pay-in-kind per annum in the form of an increase in the accreted value of the notes and no cash interest is payable on the note until maturity. The Senior Discount Notes have a maximum principal sum of $1,231 on the maturity date. The Company has not reflected the Senior Discount Notes in its consolidated financial statements based on the absence of definitive cash requirements by the Company to support MPM Holdings’ debt service in the foreseeable future. In addition, the Company has not guaranteed the Senior Discount Notes or provided any other form of security interests in the assets of the Company for this obligation of MPM Holdings.
(c) Foreign Currency
Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

of shareholder’s equity in the Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Aggregate realized and unrealized gains (losses) on foreign currency transactions for the years ended December 31, 2012, 2011 and 2010 were $0, $5, and $9, respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Upon the extinguishment of long-term debt, the inception to date unrealized gains (losses) on foreign currency that have been realized are recorded in (loss) gain on extinguishment and exchange of debt in the Consolidated Statements of Operations.
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
Property and equipment considers the allocation of fair values as of the date of the GE Advanced Materials Acquisition. Property and equipment includes costs related to the development of internal use software pursuant to the guidance in the Intangibles—Goodwill and Other Topic, ASC 350-40.
Maintenance costs, including expense related to planned major maintenance activities, are recognized in the Consolidated Statements of Operations in the periods during which the underlying costs are incurred.
(j) Investments in Nonconsolidated Affiliates

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

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
(k) Goodwill
The Company does not amortize goodwill, but tests it annually (based on financial information as of the fiscal third quarter of each year) for impairment using a fair value approach at the reporting unit level. The Company also tests goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. This assessment requires the Company to estimate the fair market value of its reporting units. If the Company determines that the fair values of our reporting units are less than their carrying amounts, absent other facts to the contrary, the Company must recognize an impairment charge for the associated goodwill of the reporting unit against earnings in the consolidated financial statements. Based on the guidance provided by the Goodwill and other Topic, ASC 350-20-35, the Company has determined that the Silicones and Quartz businesses represent the two reporting units for the purposes of the annual goodwill impairment evaluation.

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
(m) Advertising

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

Advertising costs are expensed as incurred and were $7, $7 and $9 for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising costs are recorded in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.
(n) Deferred Financing Costs
Deferred financing costs were recorded by the Company in connection with the long-term financing arrangements associated with the GE Advanced Materials Acquisition and with the subsequent debt refinancings and private exchange offers, as described in Note 9. Deferred financing costs, net of accumulated amortization, of $78 and $67 are included in other long-term assets in the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. These costs are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified as interest expense in the Consolidated Statements of Operations, was $9, $8, and $10 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, $14 and $12 of deferred financing costs were written off in conjunction with the debt refinancing transactions in 2012 and November of 2010, respectively.
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
(p) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. A valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. Discrete items are recorded in the period in which they are incurred.
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM Group’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2012, 2011 and 2010, the tax provision for all operations has been prepared on a consolidated basis.
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

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

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

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

qualitative description of the valuation process for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2011-04 also requires the disclosure of all fair value measurements by fair value hierarchy level, amongst other requirements. The adoption of ASU 2011-04 did not have a material impact on the Company's Consolidated Financial Statements.
On January 1, 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-05: Comprehensive Income ("ASU 2011-05"), which was issued by the FASB in June 2011 and amended by Accounting Standards Update No. 2011-12: Comprehensive Income ("ASU 2011-12") issued in December 2011. ASU 2011-05 amended presentation guidance by eliminating the option for an entity to present the components of comprehensive income as part of the statements of changes in stockholders' equity and required presentation of comprehensive income in a single continuous financial statement or two separate consecutive financial statements. ASU 2011-12 deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. The amendments in ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of comprehensive income must be reclassified to net income. The Company has presented comprehensive income in a separate and consecutive statement entitled, "Consolidated Statements of Comprehensive Income (Loss)".
Newly Issued Accounting Standards
There were no newly issued accounting standards in 2012 applicable to the Company's Consolidated Financial Statements.
(v) Shipping and Handling Costs
Freight costs that are billed to customers are included in Net sales in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company's products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in Cost of sales, excluding depreciation in the Consolidated Statements of Operations.
(w) Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation. Certain prior period non-trade accounts receivable balances were reclassed to other current assets in the current period. In addition, certain prior period pension liabilities were reclassed to accrued expenses and other liabilities in the current period.

(x) Liquidity

The financial maintenance covenant in the credit agreement governing the Company's senior secured credit facility provides that at any time loans or letters of credit are outstanding and not cash collateralized under its revolving credit facility, which is part of its senior secured credit facility, the Company is required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of the Company's “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1 as of the last day of any fiscal quarter. As of December 31, 2012, the Company had a Senior Secured Leverage Ratio of 4.43 to 1 and was in compliance with the leverage ratio covenant set forth in its credit agreement. If business conditions remain weak or further deteriorate beyond current expectations, the Company may not comply with its leverage ratio covenant for future periods. If the Company is at risk of failing to comply with its leverage ratio covenant, it would pursue additional cost saving actions, restructuring initiatives and/or other business or capital/debt structure optimization measures available to remain in compliance with this covenant, but any such measures may be unsuccessful or may be insufficient to maintain compliance with its leverage ratio covenant. Potential capital/debt structure optimization measures include, but are not limited to, the redesignation of a certain unrestricted subsidiary as a restricted subsidiary under the credit agreement thereby allowing the Adjusted EBITDA of such subsidiary to be included in the calculation of the Senior Secured Leverage Ratio.
A failure to comply with the leverage ratio covenant or the other covenants contained in the credit agreement could result in an event of default under such agreement. If the event of default is not cured or waived, the lenders under the revolving credit facility would be able to exercise their rights and remedies as defined under the credit agreement, including their right to declare all borrowings outstanding under the revolving credit facility, together with accrued interest and fees, immediately due

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

and payable and demand cash collateral for all letters of credit issued thereunder. Such an acceleration of obligations under the revolving credit facility could in turn result in a cross default under the indentures governing the notes and an acceleration of the amounts due thereunder. Any such event of default that is not cured or waived would have a material adverse effect on the Company's business, financial condition and results of operations.
In the year ended December 31, 2012, the Company's cash flow from operations was insufficient to cover its interest payments, and the Company may continue to experience such shortfalls in the future. The Company's ability to make scheduled payments of principal, to pay interest on, or to refinance its indebtedness, including the notes, or to fund operations and capital expenditures, will depend on its ability to generate cash in the future. To the extent that the Company's cash flow from operations is insufficient to fund its debt service obligations, the Company would be dependent on its existing liquidity, made up of cash balances and borrowing availability under its senior secured credit facility, to meet its debt service obligations and to fund operations and capital expenditures. The Company's ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond its control.
Based on the Company's current assessment of its operating plan and the general economic outlook, the Company believes that cash flow from operations and available cash and cash equivalents, including available borrowings under its senior secured credit facility, will be adequate to meet its liquidity needs for at least the next twelve months.

(3)     Restructuring and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions) and services and other expenses associated with transformation savings activities.

In the second quarter of 2012, in response to the uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure. Prior to the second quarter of 2012, the Company had recognized significant restructuring costs primarily related to the Momentive Combination. The Company estimates that these restructuring cost activities will occur over the next 9 to 15 months. As of December 31, 2012, the costs expected to be incurred on restructuring activities are estimated at $14, consisting mainly of workforce reductions.

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Future restructuring costs expected to be incurred	$14	$—	$—	$14
Cumulative restructuring costs incurred through December 31, 2012	$35	$—	$—	$35

Accrued liability at December 31, 2010	3	—	—	3
Restructuring charges	9	—	—	9
Payments	(4)	—	—	(4)
Accrued liability at December 31, 2011	8	—	—	8
Restructuring charges	23	—	—	23
Payments	(14)	$—	$—	(14)
Balance as of December 31, 2012	$17	$—	$—	$17

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2012, 2011 and 2010, charges of $23, $9 and $3, respectively, were recorded in "Restructuring and other costs" in the Consolidated Statements of Operations. At December 31, 2012 and 2011, the Company had accrued $17 and $8, respectively, for restructuring liabilities in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. All of the restructuring activity related to the Silicones business.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized other costs of $20, $24 and $20, respectively. These costs are primarily comprised of one-time payments for services and integration expenses.

(4) Related Party Transactions

On October 1, 2010 in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC. Under this agreement, as amended on March 17, 2011 (the "Shared Services Agreement"), the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and the Company. Pursuant to this agreement, during the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $148, $158 and $42, respectively, of net costs for shared services and MSC incurred approximately $155, $163 and $45, respectively, of net costs for shared services. Included in the net costs incurred for shared services under the Shared Services Agreement during the years ended December 31, 2012 and 2011, were net billings from MSC to the Company of $22 and $11, respectively. Included in the net costs incurred during the year ended December 31, 2010, were net billings from the Company to MSC of $1. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services agreement to 49% for the Company and 51% for MSC, as well as to reflect costs allocated 100% to one party. During the years ended December 31, 2012, 2011 and 2010, the Company realized approximately $31, $23 and $1, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable of less than $1 and $3 as of December 31, 2012 and 2011, respectively, and accounts payable to MSC of less than $1 and $15 at December 31, 2012 and 2011, respectively.

Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. The Company had accounts payable to Momentive Holdings of approximately $3 and $1 under these arrangements at December 31, 2012 and 2011, respectively.

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

The Company sells products to various affiliated businesses (affiliates). For the year ended December 31, 2012, sales to affiliates amounted to $23. Receivables from affiliates were $5 at December 31, 2012.

The Company purchases products and services from various affiliates. Purchases under these agreements amounted to $17, $27 and $21 for the years ended December 31, 2012, 2011 and 2010, respectively. Payables to affiliates as of December 31, 2012, 2011 and 2010, resulting from procurement activity and services was less than $1, $1 and $2, respectively.

The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”), which is owned 50% by GE Monomer (Holdings) Pte Ltd. and its affiliates to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the GE Advanced Materials Acquisition, the Company entered into a long-term supply agreement with GE and GE Monomer (Holdings) Pte. Ltd. regarding the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a minimum annual supply of siloxane and certain related products at least equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $113 for 2013 and $113 each year thereafter of off-take product, assuming total ASM production is equal to current volumes, without taking into account inflation and changes in foreign exchange rates. The Company purchased approximately $92 , $109 and $103 of supply from ASM for the years ended December 31, 2012, 2011 and 2010, respectively. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, which terminates in 2039, the Company received royalties from ASM of approximately $2 in each of the years ended December 31, 2012, 2011 and 2010.

In 2012, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received less than $1 and $1 in connection with the Company's sales of the Senior Secured Notes and the First Lien Notes as described in note 9, respectively. AGS also received less than $1 in connection with arranging the issuance of the Senior Secured Notes and $1 in connection with arranging the issuance of the First Lien Notes and the commitments for the ABL Facility as described in note 9.

An affiliate of GE is one of the lenders under the Company's revolving credit facility representing approximately $160 of the lenders' $300 revolving credit facility commitment.

On March 15, 2013, an affiliate of GE entered into a letter agreement with the Company, pursuant to which it has committed to provide the Company with a new $75 million revolving credit facility (the Cash Flow Facility), as further described in Note 9 below. The Cash Flow Facility is subject to a number of conditions, including the entry of the ABL Facility, and there can be no assurance that the Company will enter into the ABL Facility and the Cash Flow Facility.

The Company declared dividends of less than $1 in each of 2012 and 2011 to fund the compensation of the Board of Managers of Momentive Holdings.

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

At December 31, 2012 and December 31, 2011, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2012 that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at December 31, 2012:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3

First Lien Notes	$1,100	$—	$1,108	$—
Springing Lien Notes	1,336	—	969	—
Senior Subordinated Notes	380	—	214	—
Senior Secured Notes	250	—	246	—

Total	$3,066	$—	$2,537	$—
In addition, the fair values of the $2 outstanding medium term loan, the $23 outstanding fixed asset loan and the $19 of outstanding working capital loans were approximately the same as their outstanding balances. Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents,

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

short term investments, accounts receivable, trade payables and accrued expenses and other liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

(6)	Inventories
Inventories consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Raw materials and work in process	$107	$135
Finished goods	267	259
Total inventories	$374	$394

(7)	Property and Equipment, Net
Property and equipment consisted of the following at December 31:

	Life	2012	2011
Land and improvements	Indefinite	$82	$88
Buildings, structures and related improvements	3-40	359	390
Machinery and equipment	8-20	1,288	1,229
Office equipment, vehicle and tooling	3-10	111	100
Software	5	45	48
Construction-in-process		59	54
		1,944	1,909
Less accumulated depreciation and amortization		(928)	(825)
Total property and equipment, net		$1,016	$1,084
Leasehold improvements and assets under capital leases, which are included in Buildings, structures and related improvements, are amortized over the shorter of the lease term (3-12 years) or estimated useful life of the assets.
Total depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $144, $153, and $154, respectively.
Interest costs of $1, $1, and $1 were capitalized for the years ended December 31, 2012, 2011 and 2010, respectively.

(8) Goodwill and other Intangible Assets, Net
The goodwill set forth below resulted from the GE Advanced Materials Acquisition further discussed in Note 1.
The following table sets forth the changes in goodwill:

	Silicones	Quartz	Total
Balance as of December 31, 2010	$425	$—	$425
Foreign exchange translation	7	—	7
Balance as of December 31, 2011	432	—	432
Foreign exchange translation	(20)	—	(20)
Balance as of December 31, 2012	$412	$—	$412
At December 31, 2012, accumulated goodwill impairment losses recognized by the Company since the adoption of ASC Topic 350 were $700 and $158 for the Silicones and Quartz reporting units, respectively. The Quartz reporting unit's goodwill was fully impaired.

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

Intangible assets as of December 31, 2012 and 2011 consisted of the following:

	Amortization period	Gross amount	Accumulated amortization	Net carrying amount
2012
Amortizing intangible assets:
Customer relationships	15-20 years	$426	$(146)	$280
Trademarks	7-20 years	142	(53)	89
Unpatented technology	20 years	144	(44)	100
Patents and other	10-20 years	38	(14)	24
Total		$750	$(257)	$493
2011
Amortizing intangible assets:
Customer relationships	15-20 years	$429	$(124)	$305
Trademarks	7-20 years	146	(45)	101
Unpatented technology	20 years	149	(38)	111
Patents and other	10-20 years	37	(12)	25
Total		$761	$(219)	$542
Amortization expense for amortizing intangible assets was $43, $45 and $43 for the years ended December 31, 2012, 2011, and 2010, respectively. There were no significant additions to intangible assets for the years ended December 31, 2012 and 2011. The change in the net carrying balances was primarily a result of fluctuations in foreign currency translation and amortization expense. The estimated amortization expense for the next five years is as follows:

Year ending December 31:
2013	$44
2014	44
2015	41
2016	41
2017	41

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

(9)	Debt Obligations
(a)    Short-Term Borrowings
At December 31, 2012, the Company's short-term borrowings consisted of bank borrowings of $6 with a weighted average interest rate of 9.78%. At December 31, 2011, the Company's short-term borrowings consisted of bank borrowings of $3 with a weighted average interest rate of 9.90%.
(b)    Long-Term Debt
A summary of long-term debt as of December 31, 2012 and 2011 is as follows:

	2012	2011
JPMorgan Chase Bank, N.A. term loan tranche B-1-A. Repaid in 2012. Interest was payable monthly and 1% per annum principal payments were payable quarterly. Interest varied at LIBOR plus 2.25%. The interest rate as of December 31, 2011 was 2.563%.	$—	$66
JPMorgan Chase Bank, N.A. term loan tranche B-1-B. Repaid in 2012. Interest was payable monthly and 1% per annum principal payments were payable quarterly. Interest varied at LIBOR plus 3.50%. The interest rate as of December 31, 2011 was 3.813%.	—	433
JPMorgan Chase Bank, N.A. term loan tranche B-2-A denominated in Euros. Repaid in 2012. Interest was payable monthly and 1% per annum principal payments were payable quarterly. Interest varied at Euro LIBOR plus 2.25%. The interest rate as of December 31, 2011 was 3.447%.	—	110
JPMorgan Chase Bank, N.A. term loan tranche B-2-B denominated in Euros. Repaid in 2012. Interest was payable monthly and 1% per annum principal payments were payable quarterly. Interest varied at Euro LIBOR plus 3.50%. The interest rate as of December 31, 2011 was 4.697%.	—	382
First Lien Notes. Matures on October 15, 2020. Interest is payable semi-annually at 8.875%.	1,100	—
Senior Secured Notes. Matures on October 15, 2020. Interest is payable semi-annually at 10.0%.	250	—
Springing Lien Dollar Notes. Matures on January 15, 2021. Interest is payable semi-annually at 9.0%.	1,161	1,161
Springing Lien Euro Notes. Matures January 15, 2021. Interest is payable semi-annually at 9.5%.	175	171
Senior Subordinated Notes. Matures December 1, 2016. Interest is payable semi-annually at a coupon rate of 11.5%, with a yield-to-maturity of 11.68% as the notes were issued at a discount of $7, of which less than $1 was amortized during the years ended December 31, 2012 and 2011.	380	379
Second-Lien Senior Secured Notes. Repaid in 2012. Interest was payable semi-annually in cash at 12.5%.	—	179
Agricultural Bank of China Fixed Asset Loan denominated in RMB. Matures June 30, 2015. Interest on borrowings is based on 101% of the People's Bank of China reference rate. The weighted average interest rate at December 31, 2012 and 2011 was 6.51%. Interest is payable quarterly.	23	30
Agricultural Bank of China Revolving Working Capital Loan denominated in RMB. Matures June 30, 2013. Interest on borrowings is based on 105% of the People's Bank of China reference rate. The weighted average interest rate at December 31, 2012 and 2011 was 6.89% and 6.88%, respectively. Interest is payable quarterly.	16	16
JiangSu Bank of China Revolving Working Capital Loan denominated in RMB. Matures November 13, 2013. Interest is payable quarterly at 6.00%	3	—
India Bank Medium Term Loan denominated in INR. Matures June 20, 2015. Interest on borrowings is set annually and is based on 99.5% of India Bank’s Benchmark Prime Lending Rate plus a Tenor Fee of 0.5%. The interest rate at December 31, 2012 and 2011 was 14.75% and 15.00%, respectively. Interest is payable monthly.	2	4
Total long-term debt	3,110	2,931
Less current installments	29	36
Long-term debt, excluding current installments	$3,081	$2,895

Our senior secured credit facility at December 31, 2012 consisted of a $300 million revolving credit facility that includes borrowing capacity available for letters of credit of up to $100 million and a $33 million synthetic letter of credit facility.
As of December 31, 2012 and 2011, the Company had no borrowings under the revolving credit facility. The outstanding letters of credit under the revolving credit facility at December 31, 2012 were $48 leaving an unused borrowing capacity of $252. Outstanding letters of credit issued under the synthetic letter of credit facility at December 31, 2012 were $26, leaving an unused capacity of $7. The Company is in compliance with the covenants of all long-term debt arrangements at December 31, 2012.

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

On November 30, 2012, the Company entered into an incremental amendment to its senior secured credit facility whereby certain revolving facility lenders agreed to make approximately $300 of revolving facility commitments available for revolving facility loans under the Company's senior secured credit agreement. The incremental amendment and the new revolving commitments became effective on November 30, 2012 following the termination of the existing revolving commitments. The new revolving commitments will mature on December 3, 2014. Revolving loans under the senior secured credit facility bear interest at an adjusted LIBOR rate plus an applicable margin of 6.00% as of January 15, 2013. The commitment fee on the unused portion of the revolving credit facility is 4.00% as of January 15, 2013.

On October 25, 2012, MPM Escrow LLC and MPM Finance Escrow Corp. (Escrow Issuers), wholly owned special purpose subsidiaries of the Company, issued $1,100 principal amount of 8.875% first-priority senior secured notes due 2020 (First Lien Notes) in a private offering. The proceeds from the sale of First Lien Notes were initially placed in escrow and were released on November 16, 2012 following the Company's assumption of all obligations of the Escrow Issuers under the First Lien Notes and the Company's amendment of its credit agreement governing its senior secured credit facility as further described below. The proceeds from the sale of the First Lien Notes were used, on November 16, 2012, (i) to repay all amounts outstanding under the Company's senior secured credit facility (without reducing the commitments under the revolving credit facility), (ii) to irrevocably deposit approximately $219 with the trustee for the 12½% Second-Lien Senior Secured Notes due 2014 (Second Lien Notes) in order to satisfy and discharge all of the Company's outstanding $200 aggregate principal amount of the Second Lien Notes, which were redeemed on December 16, 2012 at a redemption price equal to 103.125% plus accrued and unpaid interest to the redemption date, (iii) to pay related fees and expenses and (iv) for general corporate purposes. The Company recognized a loss of $51, including $12 of foreign currency exchange losses, on this extinguishment of debt. Included in the loss of $51 is an out of period credit of $4 related to an over expensing of debt discount interest on the Second Lien Notes that was not material to the prior years.

The First Lien Notes are guaranteed on a first-priority senior secured basis by the existing domestic subsidiaries that are guarantors under the Company's senior secured credit facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the First Lien Notes. The First Lien Notes are secured by a security interest in certain assets of the Company and such U.S. subsidiaries, which interest is pari passu in priority to the liens on substantially the same collateral securing the Company's existing senior secured credit facility and senior in priority to the liens on substantially the same collateral securing the Company's Senior Secured Notes and Springing Lien Notes. If the Company enters into the ABL Facility as described below, the First Lien Notes and guarantees will instead be secured by first-priority liens on collateral that generally includes most of the Company's and its domestic subsidiaries' assets other than inventory and accounts receivable and related assets (the Notes Priority Collateral), and by second-priority liens on the domestic portion of the collateral for the ABL Facility (the ABL Priority Collateral), which generally includes most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, in each case subject to certain exceptions and permitted liens. If the Company enters into the ABL Facility and the Cash Flow Facility as described below, the first-priority lien in the Notes Priority Collateral and the second-priority lien in the domestic ABL Priority Collateral securing the First Lien Notes will be shared pari passu with the lenders under the Cash Flow Facility, in each case subject to certain exceptions and permitted liens.

Effective as of November 16, 2012, the Company amended the credit agreement governing its senior secured credit facility (such amendment, the Credit Agreement Amendment) to, among other things, allow for the Company's assumption of the First Lien Notes and the pari passu sharing of the collateral of the Company and its domestic subsidiaries currently securing the senior secured credit facility between the secured parties under such credit facility and the holders of the First Lien Notes. The Credit Agreement Amendment also (i) increased the maximum senior secured leverage ratio to which the Company is subject from 4.25 to 1.00 to 5.25 to 1.00, (ii) increased (a) the applicable margin with respect to revolving loans to 6.00% for Eurocurrency loans and (b) the commitment fee on the unused revolving credit facility to 4.00%, in each case effective as of 60 days after the effective date of the Credit Agreement Amendment and (iii) modified certain other provisions of the senior secured credit facility.

On October 25, 2012, the Company obtained commitments from financial institutions for a new $270 asset-based revolving loan facility (the ABL Facility), which is subject to a borrowing base. The borrowing base will be based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The ABL Facility will be secured by, among other things, first-priority liens on the ABL Priority Collateral, and by second-priority liens on the Notes Priority Collateral, in each case subject to certain exceptions and permitted liens.

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

On March 15, 2013, the Company obtained additional commitments from an affiliate of GE for a new $75 million revolving credit facility (the Cash Flow Facility). The Company intends to use the Cash Flow Facility as a source of additional liquidity to supplement the ABL Facility and to enter into the Cash Flow Facility only in the event that the Company enters into the ABL Facility. The amount committed under the Cash Flow Facility may not be borrowed if the borrowing of such amount (or any portion thereof) could be borrowed under the ABL Facility without violating a utilization test under the Cash Flow Facility. If the Company enters into the ABL Facility, either by itself or together with the Cash Flow Facility, it will replace the Company's existing senior secured credit facility. The ABL Facility and Cash Flow Facility are subject to a number of conditions, and there can be no assurance that the Company will enter into the ABL Facility or the Cash Flow Facility.

In May 2012, the Company issued $250 in aggregate principal amount of 10% senior secured notes due October 2020 (Senior Secured Notes) at an issue price of 100%. The Company used the net proceeds to repay $240 in aggregate principal amount of existing term loans maturing May 2015 under its senior secured credit facilities, effectively extending its debt maturity profile. The Company recognized a loss of $6 on this extinguishment of debt. The Senior Secured Notes are guaranteed on a senior secured basis by the Company's existing domestic subsidiaries that are guarantors under the senior secured credit facilities and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Senior Secured Notes. The Senior Secured Notes are secured by a security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing the existing senior secured credit facilities and First Lien Notes and senior in priority to the liens on substantially the same collateral securing the Springing Lien Notes due 2014.

In April 2012, the Company’s wholly-owned subsidiary Momentive Performance Materials GmbH, the German Borrower under the senior secured credit facilities, incurred incremental term loans due May 2015 under the senior secured credit facilities in an aggregate principal amount of $175 in the form of new tranche B-3 term loans denominated in U.S. dollars. Net consideration from the transaction (which consisted of a combination of cash and rollover debt after discounts and fees), together with cash on hand, was used to extinguish approximately $178 of existing term loans maturing December 2013, effectively extending the Company's debt maturity profile. The new tranche B-3 term loans, which were repaid later in 2012, yielded interest at an adjusted LIBOR rate plus an applicable margin of 3.50%.
The Company issued on November 5, 2010 approximately $848 U.S. dollar equivalent principal amount of USD second-priority 9.0% springing lien notes due 2021 (Springing Lien Dollar Notes) and EUR second-priority 9.5% springing lien notes due 2021 (Springing Lien Euro Notes and, together with the Springing Lien Dollar Notes, the Springing Lien Notes) in a private offering (Springing Lien Note Offering). The Springing Lien Notes are guaranteed on a second-priority secured basis by the existing domestic subsidiaries that are guarantors under the Company's senior secured credit facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Springing Lien Notes. The Springing Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing the Company's existing senior secured credit facility, First Lien Notes and Senior Secured Notes. The Company used the net proceeds from the offering of Springing Lien Notes to, (i) pay the consideration with respect to the tender offers and redemption of the remaining series of Senior Notes and (ii) pay certain related transaction costs and expenses.
In connection with the closing of the Springing Lien Note Offering, investment funds affiliated with Apollo Global Management, LLC entered into an agreement to exchange the entire amount of their holdings of each series of the Senior Notes for the Springing Lien Dollar Notes at an exchange ratio determined based on the consideration offered to holders in the Tender Offers, and intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Tender Offers and used the proceeds thereof to invest in the Springing Lien Dollar Notes (Apollo Exchange). The Company issued approximately $526 of Springing Lien Dollar Notes to Apollo in the Apollo Exchange. Apollo owned approximately $234 principal amount of the 93/4% Senior Notes, €88 principal amount of the 9% Senior Notes and $139 principal amount of the Senior Toggle Notes.
The Company recognized a loss on the 2010 transactions of $78, including $25 of foreign currency exchange losses.
In October 2011, the Company repurchased approximately €17 in aggregate principal amount of the Euro Fixed-Rate Notes on the open market, reducing the aggregate principal amount of Springing Lien Euro Notes outstanding from €150 to €133. The total purchase excluding accrued interest paid by the Company was €12. The Company recognized a gain on the extinguishment of $7, including $1 of foreign currency exchange gains.

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

The credit agreement governing the senior secured credit facility and the indentures governing the First Lien Notes, Senior Secured Notes, Springing Lien Notes and Senior Subordinated Notes also limit the Company's ability to, among other things: (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Company stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting the Company's subsidiaries ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; (vii) enter into transactions outside the ordinary course of business with our affiliates; and, (viii) incur liens.
On March 17, 2009, Apollo Management VI, L.P. (“Apollo VI”) and the Company entered into a letter agreement enabling the Company to purchase some or all of certain debt securities of the Company acquired by Apollo VI or its affiliates for a period of 180 days after the date of purchase unless such securities are sold or transferred to an unaffiliated third party. As of the date of this filing, the Company has not exercised any purchase rights under this letter agreement.
Interest expense on long-term debt was $260, $241 and $232 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of debt discount and debt issuance costs amounted to $18, $15 and $17 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
 As of December 31, 2012, the aggregate principal maturities for the next five years are as follows:

Year ending December 31:
2013	$29
2014	9
2015	6
2016	382
2017	—

(10) Accrued Expenses and Other Liabilities
The following represents a summary of accrued expenses and other liabilities at December 31:

	2012	2011
Employee compensation and benefits	$51	$49
Other accrued expenses	106	117
Total accrued expenses and other liabilities	$157	$166

(11) Deficit
(a) Common Stock and Additional Paid-in Capital
At December 31, 2012 and 2011, common stock consists of 100 shares issued and outstanding with a par value of one cent per share. At December 31, 2012 and 2011, MPM Holdings represented the sole shareholder of the Company as a result of its capital contribution of $904 to the Company on December 4, 2006. Additional paid-in capital primarily relates to the excess of paid-in-capital over the par value of the common shares from the capital contribution, net of $305 in deemed dividend to GE.

(b) Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Foreign currency translation	Pension and Postretirement liability adjustments	Derivative instruments	Accumulated other comprehensive income
Balance at December 31, 2009	$171	$11	$(2)	$180
Net current period change	77	(42)	2	37
Balance at December 31, 2010	248	(31)	—	217
Net current period change	26	(15)	—	11
Balance at December 31, 2011	274	(46)	—	228
Net current period change	(29)	(19)	—	(48)
Balance at December 31, 2012	$245	$(65)	$—	$180
The accumulated balances and corresponding tax effects for each component of other accumulated comprehensive income (loss) as of December 31, 2012, 2011 and 2010 are as follows:

	2012
	Pre-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$245	$—	$245
Pension and postretirement liability adjustments	(56)	(9)	(65)
	$189	$(9)	$180
	2011
	Pre-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$274	$—	$274
Pension and postretirement liability adjustments	(44)	(2)	(46)
	$230	$(2)	$228
	2010
	Pre-tax amount	Tax expense	Net-of-tax amount
Foreign currency translation	$248	$—	$248
Pension and postretirement liability adjustments	(36)	5	(31)
	$212	$5	$217
(c) Noncontrolling Interests
The following table presents the changes in the proportionate share of the equity of the noncontrolling interest shareholder balances:

	Years ended December 31,
	2012	2011	2010
Balance, beginning of period	$—	$4	$4
Currency translation adjustment	—	—	—
Dividends paid	—	—	(1)
Disposition of joint venture	—	(5)	—
Noncontrolling interests share of income (loss)	—	1	1
Balance, end of period	$—	$—	$4

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

Restricted Deferred Units (RDUs):			N/A

Tranche A RDUs	238,777	Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions
Tranche B RDUs	119,391
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

The Tranche B and Tranche C Options were granted with performance and market conditions with a grant date fair value of approximately $1 and $1, respectively. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and the dividend rate was 0%. The expected life is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted average expected life of 9.2 years. Compensation cost has not been recognized for the Tranche B and Tranche C Options during the year ended December 31, 2012 or 2011, since it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Restricted Deferred Units

The Tranche A RDUs were granted with a grant date fair value of approximately $1. Compensation cost of less than $1 was recognized during the year ended December 31, 2012.

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
Awards available to be granted under the 2011 Equity Plan (including both options and RDUs) are 1,890,756 at December 31, 2012.
2007 Long-Term Incentive Plan
On March 30, 2007, the Board of Directors of MPM Holdings approved the 2007 Long-Term Incentive Plan of Holdings (the “Incentive Plan”). As a result of the October 1, 2010 transaction in which Momentive Holdings became the Company's ultimate parent, the options issued under the Incentive Plan were converted to options to purchase units of Momentive Holdings. The exchange ratio was 38.5518 Momentive Holdings options for each 1 option of MPM Holdings outstanding. As a result, the prior period data has been recast to reflect this conversion. A maximum of 19,275,900 of Momentive Holdings units may be issued or transferred, including units issuable upon exercise of non-qualified stock options granted under the Incentive Plan.
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
Financial Statement Impact
For the fiscal years ended December 31, 2012, 2011 and 2010, the Company recognized less than $1 in each period for director compensation, less than $1, $2 and $3 for employee compensation, respectively. The compensation expenses are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company recognized no tax benefits. As of December 31, 2012, there was $1 of unrecognized compensation costs related to unvested options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 1.3 years.
The following is a summary of the Company's stock option plans activity as of and for the years ended December 31, 2012:

	Momentive Holdings Common Units	Weighted Average Exercise Price
Outstanding at December 31, 2011	10,830,238	$2.90
Granted	—
Forfeited	(480,165)	$3.40
Expired	—
Exercised	—
Outstanding at December 31, 2012	10,350,073	$2.88
Exercisable at December 31, 2012	4,511,080	$2.80
Expected to vest at December 31, 2012	5,058,938	$2.91
At December 31, 2012, the exercise prices for outstanding options ranged from $2.59 and $4.85 with a weighted average remaining contractual life of 5.4 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 5 and 5.3 years, respectively. At December 31, 2012, the aggregate intrinsic value of both options exercisable and options expected to vest was less than $1. The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0 in each year.
Restricted Unit Activity
Following is a summary of the Company's restricted unit plan activity for the year ended December 31, 2012:

	Momentive Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	413,600	$4.69
Restricted units granted	—	$—
Restricted units vested	(44,558)	$4.85
Restricted units forfeited	(60,054)	$4.85
Nonvested at December 31, 2012	308,988	$4.64
The weighted average remaining contractual life for restricted units granted and outstanding was 2.2 years.

Recent Developments

On March 8, 2013, the Compensation Committee of the Board of Managers of Momentive Holdings approved grants under the 2011 Equity Plan of restricted deferred units and unit options to certain of our key managers, including our named executive officers.

(13)	Income Taxes
For the years ended December 31, 2012, 2011 and 2010, the Company’s tax provision was computed based on the legal entity structure, as described in note 1. Any tax benefit or valuation allowance related to net operating losses (NOL) was recognized and evaluated on a stand-alone basis.
The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2012	2011	2010
Income (loss) before income taxes:
U.S.	$(239)	$(101)	$(108)
Non U.S.	(123)	(6)	43
	$(362)	$(107)	$(65)

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended December 31, 2012:
United States federal	$—	$(7)	$(7)
State and local	(1)	—	(1)
Non U.S. jurisdictions	19	(3)	16
	$18	$(10)	$8
Year ended December 31, 2011:
United States federal	$—	$—	$—
State and local	—	—	—
Non U.S. jurisdictions	18	9	27
	$18	$9	$27
Year ended December 31, 2010:
United States federal	$—	$1	$1
State and local	1	—	1
Non U.S. jurisdictions	16	(20)	(4)
	$17	$(19)	$(2)
Income tax (benefit) expense attributable to income from operations was $8, $27 and ($2) for the years ended December 31, 2012, 2011 and 2010, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year ended December 31,
	2012	2011	2010
Income tax expense (benefit):
Computed “expected” tax expense (benefit)	$(127)	$(37)	$(23)
State and local income taxes, net of Federal income tax benefit	(1)	—	—
Increase (reduction) in income taxes resulting from:
Tax rate changes	2	(2)	4
Non U.S. tax rate differential	(1)	2	(8)
Branch accounting effect	33	12	35
Withholding taxes	1	1	2
Valuation allowance	96	53	(14)
Permanent differences	1	(2)	2
Settlements	4	—	—
	$8	$27	$(2)

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012, and 2011 are presented below.

	U.S.		Non U.S.
	2012	2011	2012	2011
Current deferred tax assets:
Inventory	$9	$9	$4	$5
Vacation	2	4	1	2
Provision for expenses related to timing	6	3	19	15
Other	7	12	2	2
Total current deferred tax assets	24	28	26	24
Noncurrent deferred tax assets:
Amortization	128	162	6	7
Depreciation	27	23	14	14
Pension	121	124	34	27
Net operating losses	375	307	122	84
Branch accounting future credits	12	13	—	—
Reserves	2	2	—	—
Deferred interest deductions	—	—	29	18
Other	6	7	1	2
Total noncurrent deferred tax assets	671	638	206	152
Total gross deferred tax assets	695	666	232	176
Less valuation allowance	(685)	(655)	(127)	(64)
Net deferred tax assets	10	11	105	112
Current deferred tax liabilities:
Inventory	—	—	9	8
Provision for expenses related to timing	—	—	2	3
Other	—	—	13	13
Total current deferred tax liabilities	—	—	24	24
Noncurrent deferred lax liabilities:
Amortization	—	—	67	75
Depreciation	—	—	42	45
Other	10	11	5	4
Total noncurrent deferred tax liabilities	10	11	114	124
Total deferred tax liabilities	10	11	138	148
Net deferred tax asset (liability)	$—	$—	$(33)	$(36)
NOL Schedule

Country	NOL value
United States	$1,049
Germany	193
Japan	120
Thailand	47
Other	19
Total	$1,428

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

At December 31, 2012, 2011 and 2010, the Company had available approximately $1,428, $1,111 and $956 of gross net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. $526 of the $1,049 U.S. net operating loss carryforwards are subject to dual consolidated loss rules and potentially could be recaptured, should certain triggering events occur within the certification period. The net operating losses for the United States, Japan and Thailand will begin to expire in 2026, 2014 and 2016, respectively. The net operating losses for Germany have no expiration date.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2012 and 2011, in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized. For the years ending December 31, 2012 and 2011, the Company established new valuation allowances of $9 and $28, respectively, in certain non-U.S. jurisdictions based on its assessment that the net deferred tax assets will likely not be realized.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2012 and is expecting that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The “branch accounting future credit” deferred tax asset of $12 and $13 at December 31, 2012 and 2011, respectively, principally represents the offset to the non-US affiliates deferred tax liabilities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits, December 31, 2010	$20
Additions for tax positions of the current year	3
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(4)
Settlements	—
Statute of limitations expiration	(1)
Foreign currency translation	2
Balance at December 31, 2011	21

Additions for tax positions of the current year	3
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(1)
Settlements	—
Statute of limitations expiration	(1)
Foreign currency translation	(4)
Balance at December 31, 2012	$20
Liabilities for unrecognized tax benefits as of December 31, 2012 relate to various foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2012 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012 and 2011 the Company has recorded a liability of approximately $1 and $1, respectively, for interest and penalties.

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Germany, Malaysia and Italy. Such major jurisdictions with open tax years are as follows: United States 2006-2012, Germany 2007-2012, Italy 2003-2012, Switzerland 2009-2012, Singapore 2005-2012, Japan 2007-2012, Thailand 2010-2012, Hong Kong 2007-2012, Canada 2009-2012 and Brazil 2007-2012. Unrecognized tax benefits are not expected to change significantly over the next 12 months.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2012 and is expecting that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $278, which could result in a tax obligation of $98, based on currency exchange rates as of December 31, 2012. Should the intercompany arrangement be settled or the Company changes its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

(14) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
(b) Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM, as disclosed in note 4. As of December 31, 2012, future contractual minimums are as follows:

Year ending December 31:
2013	$142
2014	142
2015	129
2016	129
2017	116
Thereafter	1,049
$1,707
To the extent that the Company does not purchase the contractual minimum amount, the Company must pay vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.
(c) Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of December 31, 2012 and 2011, the Company had recognized obligations of $6 and $8, respectively, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets. The undiscounted obligations, which are expected to be paid over the next 100 years, are approximately $20.
(d) Lease Commitments

The Company has several noncancelable operating leases, primarily for manufacturing equipment, office equipment and office buildings. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Future minimum lease payments as of December 31, 2012 are as follows:

Year ending December 31:
2013	$12
2014	11
2015	8
2016	7
2017	6
Thereafter	15
Total future minimum lease payments	$59
The Company is also a lessee under various cancelable operating lease arrangements for industrial equipment, computer and office equipment. Rent expense for noncancelable and cancelable operating leases was $25, $23 and $22 for the years ended December 31, 2012, 2011 and 2010, respectively.

(15) Pension and Postretirement Benefits
Domestic Pension Plans
The Company's U.S. defined benefit plan provides benefits to substantially all U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining with U.S. labor unions. In June 2012, the Company announced that benefits under the U.S. defined benefit plan would be frozen effective as of August 31, 2012 for all U.S. salaried exempt employees.
Eligible U.S. employees may also participate in the Company's defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings, with the Company matching up to a maximum of 4% of the employees' annual earnings or nine thousand eight hundred dollars, in various program funds. Effective September 1, 2012, the Company enhanced its defined contribution plan by providing a Company match up to 5% of the eligible compensation for salaried exempt employees. The Company also instituted an annual retirement contribution, which is a contribution that will be deposited in the accounts of salaried exempt employees each year based on years of service. Lastly, the Company also instituted an achievement match, which is a contribution that will be deposited into the accounts of salaried exempt each year if global targets are achieved. The Company recognized expense of $6, $6 and $4 during 2012, 2011 and 2010, respectively, associated with this plan.
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

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

with contributions to these multi-employer pension plans was less than $1 for the years ended December 31, 2012, 2011 and 2010, respectively.
Cost of Pension Plans
Net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 includes the following (income) expense components:

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2012	2011	2010	2012	2011	2010
Expected return on plan assets	$(6)	$(5)	$(4)	$(1)	$(1)	$(1)
Service cost for benefits earned	18	19	15	6	7	6
Interest cost on benefit obligation	7	7	5	4	4	3
Prior service benefit	—	(1)	(1)	—	—	—
Net actuarial (gain) loss recognized	1	—	(1)	—	1	—
Curtailment gain	(1)	(6)	—	—	—	—
	$19	$14	$14	$9	$11	$8
The curtailment gain recognized on domestic pension benefits during the years ended December 31, 2012 and 2011 related to the U.S. defined benefit plan freeze previously discussed and the supplementary defined benefit pension plan freeze in 2011.
Actuarial Assumptions
The Company measures and records the expense of its pension plan obligations based on actuarially determined estimates, using a December 31 measurement date. Weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic			Foreign
	2012	2011	2010	2012	2011	2010
Discount rate	4.20%	5.02%	5.60%	2.38%	3.00%	2.58%
Compensation increases	3.50%	4.25%	4.38%	2.42%	2.25%	2.06%
Expected return on assets	7.50%	7.50%	8.00%	3.31%	2.72%	2.71%
The Company's defined benefit pension plans in Germany also relied upon assumptions regarding pension benefit increases of 1.75% in 2012, 2011 and 2010. The discount rates at December 31 are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied. The Company amortizes experience gains and losses and effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.
Funding Policy
The funding policy for the various pension plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. In 2013, the Company expects to contribute approximately $4 and $3 to the Company's Domestic and Foreign plans, respectively. The Company contributed $13 and $6 to its Domestic and Foreign plans, respectively, in 2012.
Benefit Obligations
Benefit obligations are described in the following tables. Accumulated Benefit Obligation (ABO) and Projected Benefit Obligation (PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

value of benefits earned to date with benefits computed based on current compensation levels. PBO represents ABO increased to reflect expected future compensation.
Projected Benefit Obligation

	Total		Domestic		Foreign
	2012	2011	2012	2011	2012	2011
Balance at January 1	$285	$258	$153	$113	$132	$145
Service cost for benefits earned	24	26	18	19	6	7
Interest cost on benefit obligations	11	11	7	7	4	4
Participant contributions	—	—	—	—	—	—
Plan amendments	—	(4)	—	—	—	(4)
Actuarial loss (gain)	52	4	20	21	32	(17)
Benefits paid	(7)	(7)	(1)	(1)	(6)	(6)
Exchange rate adjustments	(6)	3	—	—	(6)	3
Plan curtailments	(19)	(6)	(19)	(6)	—	—
Balance at December 31	$340	$285	$178	$153	$162	$132
Actuarial gains and losses are principally associated with discount rate changes.
Accumulated Benefit Obligation

	Total		Domestic		Foreign
	2012	2011	2012	2011	2012	2011
Balance at December 31	$314	$241	$161	$118	$153	$123
The following table provides information about the Company's pension plans with accumulated benefit obligations that exceed the fair value of plan assets

	Total		Domestic		Foreign
	2012	2011	2012	2011	2012	2011
Funded plans with assets less than ABO
Plan assets	$125	$103	$91	$70	$34	$33
Accumulated benefit obligations	218	184	140	102	78	82
Projected benefit obligations	242	227	157	137	85	90
Unfunded plans
Accumulated benefit obligations	96	57	21	16	75	41
Projected benefit obligations	98	58	21	16	77	42
Plan Assets
The following table sets forth the components of the change in plan assets for the year ended December 31:

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

	Total		Domestic		Foreign
	2012	2011	2012	2011	2012	2011
Balance at January 1	$103	$89	$70	$57	$33	$32
Actual gain (loss) on plan assets	12	(1)	9	—	3	(1)
Employer contributions	19	18	13	14	6	4
Participant contributions	—	—	—	—	—	—
Benefits paid	(7)	(4)	(1)	(1)	(6)	(3)
Terminations and other	—	—	—	—	—	—
Exchange rate adjustments	(2)	1	—	—	(2)	1
Balance at December 31	$125	$103	$91	$70	$34	$33
The following table sets forth the percentage of the fair value of total plan assets, by asset category, held as of December 31:

	Domestic		Foreign
	2012	2011	2012	2011
Equity securities	59%	—%	37%	17%
Corporate Bonds	41%	—%	38%	25%
Cash, short-term investments and other	—%	100%	25%	58%
Total	100%	100%	100%	100%
Plan fiduciaries of the various defined benefit plans set the investment policies and strategies for the trusts. Long-term strategic investment objectives include preserving the funded status of the plans, while balancing risk and return. These fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations. Target allocations for the Domestic plans are as follows: 59% in equity securities and 41% in debt securities. Target allocations for the Foreign plans are as follows: 37% in equity securities, 41% in debt securities and 22% in cash, short-term investments and other (primarily insurance contracts). Target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.
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

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

The following table presents plan assets at December 31, 2012 that the Company measures at fair value on a recurring basis, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Domestic Assets
Equity securities	$—	$54	$—	$54
Corporate bonds	—	37	—	37
Total assets at fair value	$—	$91	$—	$91
Foreign Assets
Cash and cash equivalents	$1	$—	$—	$1
Equity securities	13	—	—	13
Government bonds	5	—	—	5
Corporate bonds	6	—	—	6
Insurance contracts	—	6	—	6
Other	3	—	—	3
Total assets at fair value	$28	$6	$—	$34
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

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

Pension Asset (Liability)
The Company’s recorded assets and liabilities for its principal defined benefit pension plans are as follows:

December 31	Total		Domestic		Foreign
	2012	2011	2012	2011	2012	2011
Funded status:
Fair value of plan assets	$125	$103	$91	$70	$34	$33
Projected benefit obligation	(340)	(285)	(178)	(153)	(162)	(132)
Pension liability recognized	$(215)	$(182)	$(87)	$(83)	$(128)	$(99)
Amounts recorded in deficit (pre-tax)
Prior service benefit	$(5)	$(6)	$(1)	$(2)	$(4)	$(4)
Net actuarial loss	59	31	23	25	36	6
Total	$54	$25	$22	$23	$32	$2
Of the above pension liabilities for the Foreign plans, $1 is included in Accrued expenses and other liabilities in the Consolidated Balance Sheets at December 31, 2012 and 2011.
The following amounts were recognized in Other comprehensive loss during the year ended December 31, 2012:

	Domestic	Foreign
Net actuarial losses arising during the year	$18	$30
Effect of plan curtailment	(18)	—
Amortization of net loss	(1)	—
(Gain) loss recognized in other comprehensive loss	$(1)	$30
The estimated prior service benefit and net actuarial loss that will be amortized from shareholder's deficit in 2013 are approximately $1 and $2, respectively.

Estimated Future Benefit Payments
The expected benefit payments presented below are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2012, and include estimated future employee service.

	2013	2014	2015	2016	2017	2018-2022
Domestic pension plans	$3	$3	$4	$4	$5	$40
Foreign pension plans	6	6	7	6	8	43
Total	$9	$9	$11	$10	$13	$83

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

Retiree Health and Life Benefits
In connection with the GE Advanced Materials Acquisition, the Company assumed certain obligations from GE for retiree health and life benefits for the U.S. employees of the Company, based on participation by its employees in plans maintained by GE or its affiliates through January 28, 2007. During 2007, the Company established its health and welfare plan for U.S. employees. The retiree health and life obligations assumed from GE, and those obligations arising from subsequent employee service, are administered under this plan. The Company's U.S. health and welfare plan provides benefits to pay medical expenses, dental expenses, flexible spending accounts for otherwise unreimbursed expenses, short-term disability benefits, and life and accidental death and dismemberment insurance benefits. Retirees share in the cost of healthcare benefits. The Company funds retiree healthcare benefits on a pay-as-you-go basis. The Company uses a December 31 measurement date for this plan.
Net periodic postretirement benefit cost of $9, $7 and $7 for the years ended December 31, 2012, 2011 and 2010, includes service cost for benefits earned of $2, $1 and $1, interest cost on the benefit obligation of $5, $5 and $5 and amortization of prior service cost and net actuarial gain of $2, $1, and $1, respectively.
Changes in the accumulated postretirement benefit obligation were as follows:

	2012	2011
Balance at January 1	$104	$94
Service cost for benefits earned	2	1
Interest cost on benefit obligations	5	5
Actuarial (gain) loss	(17)	5
Benefits paid	(3)	(2)
Employee Contributions	—	—
Plan amendments	—	1
Balance at December 31	$91	$104
$88 and $101 of the accumulated postretirement benefit obligation is recognized as a component of pension liabilities in the December 31, 2012 and 2011 Consolidated Balance Sheets, respectively. $3 of the accumulated postretirement benefit obligation is recognized as a component of accrued expenses and other liabilities in the December 31, 2012 and 2011 Consolidated Balance Sheets.
Amounts recorded in deficit at December 31, 2012 and 2011 include unrecognized prior service cost of $9 and $10 and unrecognized net actuarial (gains) losses of $(6) and $10, respectively. Unrecognized prior service cost principally arises from 2007 plan amendments related to the elimination of caps on health benefit payments for long-service employees. During 2012, amounts recognized in other comprehensive loss included net actuarial gains of $17 and amortization of prior service cost of $1. The net actuarial gains were primarily driven by updates to the assumptions related to plan participation, partially offset by the change in discount rate and demographic and other assumptions. The estimated prior service cost and net actuarial gain that will be amortized from deficit in 2013 are $1 and $0, respectively.
Significant actuarial assumptions used to determine benefit obligations as of December 31, 2012 and 2011, and related earnings effects include discount rates of 4.00% and 4.58%, respectively and an initial healthcare trend rate of 7.5% (gradually declining to 4.5% for 2023 and thereafter). The Company determines its assumption for the discount rates based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. Increasing or decreasing the healthcare cost trend rates by one percentage point would have changed the December 31, 2012 accumulated postretirement benefit obligation by approximately$6 and $5, respectively, and the December 31, 2011 accumulated postretirement benefit obligation by $10 and $9, respectively. Increasing or decreasing the healthcare cost trend rates by one percentage point would not have a material effect on net periodic postretirement benefit cost for 2012 or 2011.

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

The expected benefit payments presented below are based on the same assumptions used to measure the Company’s accumulated postretirement benefit obligation at December 31, 2012, and include estimated future employee service.

	2013	2014	2015	2016	2017	2018-2022
Gross	$3	$3	$4	$5	$5	$27
Expected Medicare Part D subsidy	—	—	—	—	—	—
Net	$3	$3	$4	$5	$5	$27

(16)     Operating Segments

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

On July 17, 2012, the Company made certain changes to its internal reporting structure. These changes caused the Company to re-evaluate its reportable segments as well as the profitability measure used to manage its reportable segments. Effective July 17, 2012, the businesses are managed as one reportable segment; however, given the different technology and marketing strategies as well as the Company's historical segment disclosure, the Company will continue to report the results for the Silicones and Quartz businesses separately. In addition, the Company's profitability measure has changed from operating income to Segment EBITDA. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash and certain non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. As a result, the Company retrospectively applied the Segment EBITDA performance measure to all periods presented.

The Company organizational structure continues to evolve. It is also continuing to refine its operating structure to better align its services to its customers and improve its cost position, while continuing to invest in global growth opportunities.
The accounting policies of the Silicones and Quartz businesses are as described in the summary of significant accounting policies in Note 2.
Following are net sales and Segment EBITDA by business. Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions.
Net Sales(1):

	Year ended December 31,
	2012	2011	2010
Silicones	$2,136	$2,310	$2,286
Quartz	221	327	302
Total	$2,357	$2,637	$2,588
Segment EBITDA:

	Year ended December 31,
	2012	2011	2010
Silicones	$206	$291	$433
Quartz	44	101	92
Other	(36)	(13)	(33)
Total	$214	$379	$492

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

Depreciation and Amortization:

	Year ended December 31,
	2012	2011	2010
Silicones	$162	$170	$169
Quartz	25	27	28
Total	$187	$197	$197
Capital Expenditures:

	Year ended December 31,
	2012	2011	2010
Silicones	$80	$89	$76
Quartz	18	27	19
Total	$98	$116	$95
Total Assets(2):

	At December 31,
	2012	2011
Silicones	$2,615	$2,833
Quartz	256	293
Other	33	35
Total	$2,904	$3,161

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.

(2)	Deferred income taxes are included within other as reconciling amounts to the Company's total assets as presented on the Consolidated Balance Sheets.
Reconciliation of Segment EBITDA to Net Loss:

	Year ended December 31,
	2012	2011	2010
Segment EBITDA:
Silicones	$206	$291	$433
Quartz	44	101	92
Other	(36)	(13)	(33)
Total	$214	$379	492

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(3)	$(8)	$(7)
Restructuring and other costs	(47)	(39)	(27)
Total adjustments	(50)	(47)	(34)
Interest expense, net	(277)	(256)	(249)
Income tax (expense) benefit	(8)	(27)	2
Depreciation and amortization	(187)	(197)	(197)
(Loss) gain on extinguishment and exchange of debt	(57)	7	(78)
Net loss attributable to Momentive Performance Materials Inc.	$(365)	$(141)	$(64)

Table of Contents	MOMENTIVE PERFORMANCE MATERIALS INC. Notes to Consolidated Financial Statements—(Continued) (Dollar amounts in millions)

 Items Not Included in Segment EBITDA
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
Geographic Information:
The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangible assets, net of accumulated amortization and goodwill.

	Year ended December 31,
	2012	2011	2010
Net sales:
United States	$744	$847	$844
Canada	43	44	44
Pacific	739	816	824
Europe	720	813	779
Mexico and Brazil	111	117	97
	$2,357	$2,637	$2,588

	December 31,
	2012	2011
Total long-lived assets:
United States	$539	$579
Canada	19	18
Pacific	739	826
Europe	618	628
Mexico and Brazil	6	7
	$1,921	$2,058

(17)     Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
As of December 31, 2012, the Company had outstanding $1,100 in aggregate principal amount of first-lien notes, $250 in aggregate principal amount of senior secured notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2012 and 2011, the Condensed Consolidated Statements of Operations for the fiscal years ended December 31, 2012, 2011 and 2010 and Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of the Company except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are subject to first-priority liens under the senior secured credit facility.

Condensed Consolidating Balance Sheet as of December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$2	$107	$—	$110
Accounts receivable	—	74	219	—	293
Due from affiliates	2	70	38	(104)	6
Inventories	—	164	210	—	374
Prepaid expenses	—	10	4	—	14
Income tax receivable	—	—	3	—	3
Deferred income taxes	—	—	6	—	6
Other current assets	—	7	34	—	41
Total current assets	3	327	621	(104)	847
Property and equipment, net	—	463	553	—	1,016
Other long-term assets	77	9	22	—	108
Income tax receivable	—	1	—	—	1
Deferred income taxes	—	—	27	—	27
Investment in affiliates	2,005	—	—	(2,005)	—
Intercompany borrowings	171	1,726	28	(1,925)	—
Intangible assets, net	—	77	416	—	493
Goodwill	—	—	412	—	412
Total assets	$2,256	$2,603	$2,079	$(4,034)	$2,904
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$1	$56	$197	$—	$254
Short-term borrowings	—	—	6	—	6
Accrued expenses and other liabilities	2	65	90	—	157
Accrued interest	83	—	—	—	83
Due to affiliates	—	29	78	(104)	3
Accrued income taxes	—	—	6	—	6
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	29	—	29
Total current liabilities	86	150	425	(104)	557
Long-term debt	3,065	—	16	—	3,081
Other liabilities	1	7	48	—	56
Pension liabilities	—	175	136	—	311
Intercompany borrowings	252	106	1,567	(1,925)	—
Deferred income taxes	—	—	47	—	47
Accumulated losses of unconsolidated subsidiaries in excess of investment	—	160	—	(160)	—
Total liabilities	3,404	598	2,239	(2,189)	4,052
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	606	2,631	699	(3,330)	606
Accumulated deficit	(1,934)	(806)	(1,048)	1,854	(1,934)
Accumulated other comprehensive income	180	180	189	(369)	180
Total Momentive Performance Materials Inc.’s equity (deficit)	(1,148)	2,005	(160)	(1,845)	(1,148)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(1,148)	2,005	(160)	(1,845)	(1,148)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total liabilities and equity (deficit)	$2,256	$2,603	$2,079	$(4,034)	$2,904

Condensed Consolidating Balance Sheet as of December 31, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40	$—	$159	$—	$199
Accounts receivable	—	82	233	—	315
Due from affiliates	3	60	30	(85)	8
Inventories	—	193	201	—	394
Prepaid expenses	—	11	3	—	14
Deferred income taxes	—	1	9	—	10
Other current assets	—	11	38	—	49
Total current assets	43	358	673	(85)	989
Property and equipment, net	—	495	589	—	1,084
Other long-term assets	55	9	25	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,415	—	—	(1,415)	—
Intercompany borrowings	20	1,091	259	(1,370)	—
Intangible assets, net	—	84	458	—	542
Goodwill	—	—	432	—	432
Total assets	$1,533	$2,037	2,461	$(2,870)	$3,161
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$89	$219	$—	$308
Short-term borrowings	—	—	3	—	3
Accrued expenses and other liabilities	1	66	99	—	166
Accrued interest	61	—	1	—	62
Due to affiliates	14	26	60	(85)	15
Accrued income taxes	—	—	2	—	2
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	76	181	439	(85)	611
Long-term debt	1,891	—	1,004	—	2,895
Other liabilities	—	9	42	—	51
Pension liabilities	—	183	105	—	288
Intercompany borrowings	302	164	904	(1,370)	—
Deferred income taxes	—	—	52	—	52
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	85	—	(85)	—
Total liabilities	2,269	622	2,546	(1,540)	3,897
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,911	567	(2,478)	605
Accumulated deficit	(1,569)	(724)	(925)	1,649	(1,569)
Accumulated other comprehensive income	228	228	273	(501)	228
Total Momentive Performance Materials Inc.’s equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Total liabilities and equity (deficit)	$1,533	$2,037	$2,461	$(2,870)	$3,161

Condensed Consolidating Statements of Operations for the year ended December 31, 2012:

	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,002	$1,811	$(456)	$2,357
Costs and expenses:
Cost of sales, excluding depreciation	—	735	1,426	(456)	1,705
Selling, general and administrative expenses	26	214	195	—	435
Depreciation and amortization expenses	—	77	110	—	187
Research and development expenses	—	46	23	—	69
Operating income (loss)	(26)	(70)	57	—	(39)
Other income (expense):
Interest income	—	132	7	(138)	1
Interest expense	(237)	(34)	(145)	138	(278)
Loss on extinguishment and exchange of debt	(20)	5	(42)	—	(57)
Other income (expense), net	—	—	11	—	11
Income (loss) before income taxes (benefit) and earnings (losses) from unconsolidated entities	(283)	33	(112)	—	(362)
Income taxes (benefit)	—	(8)	16	—	8
Income (loss) before earnings (losses) from unconsolidated entities	(283)	41	(128)	—	(370)
Earnings (losses) from unconsolidated entities	(82)	(123)	5	205	5
Net income (loss)	(365)	(82)	(123)	205	(365)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(365)	$(82)	$(123)	$205	$(365)
Comprehensive (loss) income	$(413)	$(130)	$(207)	$337	$(413)

Condensed Consolidating Statement of Operations for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,145	$2,023	$(531)	$2,637
Costs and expenses:
Cost of sales, excluding depreciation	—	808	1,521	(531)	1,798
Selling, general and administrative expenses	4	195	223	—	422
Depreciation and amortization expenses	—	79	118	—	197
Research and development expenses	—	54	24	—	78
Operating income (loss)	(4)	9	137	—	142
Other income (expense):
Interest income	—	103	8	(110)	1
Interest expense	(211)	(12)	(144)	110	(257)
Other income (expense), net	3	(1)	(2)	—	—
Gain on extinguishment and of debt	7	—	—	—	7
Income (loss) before income taxes (benefit) and earnings (losses) from unconsolidated entities	(205)	99	(1)	—	(107)
Income taxes (benefit)	—	—	27	—	27
Income (loss) before earnings (losses) from unconsolidated entities	(205)	99	(28)	—	(134)
Earnings (losses) from unconsolidated entities	64	(35)	(6)	(29)	(6)
Net income (loss)	(141)	64	(34)	(29)	(140)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(141)	$64	$(35)	$(29)	$(141)
Comprehensive (loss) income	$(130)	$75	$4	$(79)	$(130)

Condensed Consolidating Statement of Operations for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,118	$1,973	$(503)	$2,588
Costs and expenses:
Cost of sales, excluding depreciation	—	737	1,411	(503)	1,645
Selling, general and administrative expenses	(47)	213	245	—	411
Depreciation and amortization expenses	—	86	111	—	197
Research and development expenses	—	49	24	—	73
Operating income (loss)	47	33	182	—	262
Other income (expense):
Interest income	—	97	8	(103)	2
Interest expense	(211)	(6)	(137)	103	(251)
Other income (expense), net	(1)	—	1	—	—
Loss on extinguishment and exchange of debt	(78)	—	—	—	(78)
Income (loss) before income taxes (benefit) and earnings (losses) from unconsolidated entities	(243)	124	54	—	(65)
Income taxes (benefit)	—	1	(3)	—	(2)
Income (loss) before earnings (losses) from unconsolidated entities	(243)	123	57	—	(63)
Earnings (losses) from unconsolidated entities	179	56	—	(235)	—
Net income (loss)	(64)	179	57	(235)	(63)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(64)	$179	$56	$(235)	$(64)
Comprehensive (loss) income	$(27)	$215	$119	$(334)	$(27)

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012:

	Year ended December 31, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(155)	$122	$34	$(96)	$(95)
Cash flows from investing activities:
Capital expenditures	—	(45)	(62)	—	(107)
Capital contribution	(740)	(155)	—	895	—
Purchases of intangible assets	—	(2)	—	—	(2)
Proceeds from return of capital	—	48	—	(48)	—
Proceeds from disposal of assets	—	—	7	—	7
Net cash used in investing activities	(740)	(154)	(55)	847	(102)
Cash flows from financing activities:
Debt issuance costs	(30)	—	(3)	—	(33)
Increase in short-term borrowings	—	—	3	—	3
Proceeds from long-term debt	1,350	237	138	—	1,725
Proceeds from capital contributions	—	740	155	(895)	—
Dividends paid within MPM Inc.	—	(96)	—	96	—
Payments of long-term debt	(164)	(237)	(1,132)	—	(1,533)
Payments of original issue discounts and tender premiums	(43)	—	(8)	—	(51)
Return of capital	—	—	(48)	48	—
Net borrowings with affiliates	(257)	(610)	867	—	—
Net cash provided by (used in) financing activities	856	34	(28)	(751)	111
Decrease in cash and cash equivalents	(39)	2	(49)	—	(86)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Cash and cash equivalents, beginning of period	40	—	159	—	199
Cash and cash equivalents, end of period	$1	$2	$107	$—	$110

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(60)	$187	$79	$(100)	$106
Cash flows from investing activities:
Capital expenditures	—	(58)	(54)	—	(112)
Purchases of intangible assets	—	(2)	—	—	(2)
Capital contribution	—	(8)	—	8	—
Investment in joint venture	—	—	(6)	—	(6)
Proceeds from the return of capital	—	25	—	(25)	—
Net cash used in investing activities	—	(43)	(60)	(17)	(120)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc.	—	(97)	(3)	100	—
Dividends paid to Parent	(1)	—	—	—	(1)
Net increase in short-term borrowings	1	—	—	—	1
Proceeds from issuance of long-term debt	—	—	52	—	52
Payments of long-term debt	(16)	—	(72)	—	(88)
Proceeds from capital contribution	—	—	8	(8)	—
Net borrowings with affiliates	93	(47)	(46)	—	—
Return of capital	—	—	(25)	25	—
Net cash provided by (used in) financing activities	72	(144)	(86)	117	(41)
Increase (decrease) in cash and cash equivalents	12	—	(67)	—	(55)
Effect of exchange rate changes on cash	—	—	4	—	4
Cash and cash equivalents, beginning of period	28	—	222	—	250
Cash and cash equivalents, end of period	$40	$—	$159	$—	$199

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(84)	$242	$215	$(120)	$253
Cash flows from investing activities:
Capital expenditures	—	(49)	(42)	—	(91)
Capital contribution	—	(48)	—	48	—
Purchase of intangible assets	—	(3)	(1)	—	(4)
Net cash used in investing activities	—	(100)	(43)	48	(95)
Cash flows from financing activities:
Debt issuance costs	(18)	—	—	—	(18)
Dividends paid within MPM Inc.	—	(97)	(23)	120	—
Dividends paid to parent	(1)	—	—	—	(1)
Net increase in short-term debt borrowings	—	—	2	—	2
Proceeds from long-term debt	848	—	1	—	849
Payments of long-term debt	(767)	(100)	(23)	—	(890)
Payments on extinguishment of debt	(54)	—	—	—	(54)
Proceeds from capital contributions	—	—	48	(48)	—
Net borrowings with affiliates	48	48	(96)	—	—
Net cash provided by (used in) financing activities	56	(149)	(91)	72	(112)
Increase (decrease) in cash and cash equivalents	(28)	(7)	81	—	46
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Cash and cash equivalents, beginning of period	56	7	144	—	207
Cash and cash equivalents, end of period	$28	$—	$222	$—	$250

(18)	Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through April 1, 2013, the date at which the financial statements were available to be issued, and determined there are no items that require adjustments to and/or disclosures in the consolidated financial statements.

Schedule II - Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (1)	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2012	$719	$94	$(1)	$812
Year ended December 31, 2011	$652	$77	$(10)	$719
Year ended December 31, 2010	$662	$12	$(22)	$652

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation