Form 10-Q/A
period 2012-03-31
Momentive Performance Materials Inc.
filed 2013-04-12
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2012 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	Our condensed consolidated statements of cash flows for the three months ended March 31, 2012 and April 3, 2011, as discussed in Note 1 to the financial statements included in Item 1 of this 10-Q/A.

•	Our management's discussion and analysis of financial condition and results of operations for the three months ended March 31, 2012 and April 3, 2011 as discussed in Item 2 of this Form 10-Q/A.
The restatement corrects the following classification errors within the condensed consolidated statements of cash flows:

•
We included in cash used for capital expenditures amounts that resided in “Trade payables” which should be excluded as a non-cash item. These amounts have now been properly excluded from operating and investing activities.

•
We misclassified certain currency translation adjustments and other non-cash transactions within the “Effects of exchange rate changes on cash” line item. These amounts have now been properly reflected in operating activities.

•	We misclassified certain outstanding checks as “Trade payables.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.”
In connection with the restatement of our financial statements described herein, we have reported a material weakness in our internal controls and procedures with regard to the preparation and review of the statement of cash flows. Due to this material weakness, our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. For more information, see Item 4 included in this Form 10-Q/A.

In addition to the restatement of the condensed consolidated statement of cash flows, we have revised the condensed consolidated balance sheet to correct for the misclassification of outstanding checks as “Trade payables.”

We have also revised the Guarantor and Non-Guarantor Condensed Consolidating Financial Statements in Note 12 to correct the cash flow and balance sheet errors as noted above and certain misclassifications as described in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I, solely as a result of, and to reflect, the restatement and revisions described above, and no other information in the Original Filing is amended hereby. This Form 10-Q/A speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as exhibits hereto.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$118	$199
Accounts receivable (net of allowance for doubtful accounts, of $3 at March 31, 2012 and December 31, 2011, respectively)	327	315
Due from affiliates	8	8
Inventories (note 6)	413	394
Prepaid expenses	11	14
Deferred income taxes (note 8)	9	10
Other current assets	49	49
Total current assets	935	989
Property and equipment (net of accumulated depreciation and amortization of $858 and $825 at March 31, 2012 and December 31, 2011, respectively)	1,067	1,084
Other long-term assets	88	89
Deferred income taxes (note 8)	25	25
Intangible assets (net of accumulated amortization of $229 and $219 at March 31, 2012 and December 31, 2011, respectively)	532	542
Goodwill	423	432
Total assets	$3,070	$3,161
Liabilities and Deficit
Current liabilities:
Trade payables	$312	$308
Short-term borrowings (note 7)	5	3
Accrued expenses and other liabilities	161	166
Accrued interest	48	62
Due to affiliates	11	15
Accrued income taxes	6	2
Deferred income taxes (note 8)	20	19
Current installments of long-term debt (note 7)	36	36
Total current liabilities	599	611
Long-term debt (note 7)	2,914	2,895
Other liabilities	51	51
Pension liabilities (note 10)	291	288
Deferred income taxes (note 8)	47	52
Total liabilities	3,902	3,897
Commitments and contingencies (note 9)
Deficit:
Common stock	—	—
Additional paid-in capital	605	605
Accumulated deficit	(1,634)	(1,569)
Accumulated other comprehensive income	197	228
Total Momentive Performance Materials Inc.'s deficit	(832)	(736)
Noncontrolling interests	—	—
Total deficit	(832)	(736)
Total liabilities and deficit	$3,070	$3,161
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

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended
	March 31, 2012	April 3, 2011
Net loss	$(65)	$(3)
Other comprehensive loss, net of tax:
Foreign currency translation	(30)	(15)
Other comprehensive income adjustments, net	(1)	(1)
Other comprehensive loss	(96)	(19)
Comprehensive income attributable to the noncontrolling interest	—	—
Foreign currency translation attributable to the noncontrolling interest	—	—
Comprehensive loss attributable to Momentive Performance Materials Inc.	$(96)	$(19)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in millions)

	Fiscal three-month period ended
	March 31, 2012 (as restated)	April 3, 2012 (as restated)
Cash flows from operating activities:
Net loss	$(65)	$(3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	46	50
Amortization of debt discount and issuance costs	4	4
Deferred income taxes	(3)	9
Losses from unconsolidated entities	1	—
Unrealized foreign currency gains	(3)	(9)
Other non-cash adjustments	1	(3)
Changes in operating assets and liabilities:
Accounts receivable	(12)	(29)
Inventories	(20)	(46)
Due to/from affiliates	(7)	(4)
Accrued income taxes	3	(1)
Prepaid expenses and other assets	6	(10)
Trade payables	15	12
Accrued expenses and other liabilities	(19)	32
Pension liabilities	5	3
Net cash (used in) provided by operating activities	(48)	5
Cash flows from investing activities:
Capital expenditures	(29)	(27)
Purchases of intangible assets	(1)	(1)
Net cash used in investing activities	(30)	(28)
Cash flows from financing activities:
Debt issuance costs	—	(5)
Increase (decrease) in short-term borrowings	2	(2)
Proceeds from long-term debt	25	37
Payments of long-term debt	(29)	(55)
Net cash used in financing activities	(2)	(25)
Decrease in cash and cash equivalents	(80)	(48)
Effect of exchange rate changes on cash	(1)	4
Cash and cash equivalents, beginning of period	199	250
Cash and cash equivalents, end of period	$118	$206
Supplemental information
Capital expenditures included in trade payables	$17	$14

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
The Company restated the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and April 3, 2011. The tables below show the impact of correcting the financial statements for the specified periods for the following classification errors:

•
The Company included in cash used for capital expenditures amounts that resided in “Trade payables” which should be excluded as a non-cash item. These amounts have now been properly excluded from operating and investing activities.

•
The Company corrected for the misclassification of certain currency translation adjustments and other non-cash transactions within the “Effects of exchange rate changes on cash” line item. These amounts have now been properly reflected in operating activities.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

•
The Company corrected the balance sheets for the specified periods for the misclassification of certain outstanding checks as “Trade payables.” The amounts have now been properly classified as a reduction to “Cash and cash equivalents.”

Condensed Consolidated Balance Sheets:	As Previously Reported	Adjustments	As Restated
As of December 31, 2011
Cash and cash equivalents	$203	$(4)	$199
Trade payables	312	(4)	308
As of March 31, 2012
Cash and cash equivalents	$122	$(4)	$118
Trade payables	316	(4)	312

Condensed Consolidated Statements of Cash Flows:	As Previously Reported	Adjustments	As Restated
Fiscal Three-Month Period Ended March 31, 2012
Net cash used in operating activities	$(55)	$7	$(48)
Net cash used in investing activities	(21)	(9)	(30)
Effect of exchange rate changes on cash	(3)	2	(1)
Cash and cash equivalents at beginning of period	203	(4)	199
Cash and cash equivalents at end of period	122	(4)	118

Fiscal Three-Month Period Ended April 3, 2011
Net cash provided by operating activities	$11	$(6)	$5
Net cash used in investing activities	(19)	(9)	(28)
Effect of exchange rate changes on cash	(11)	15	4
Cash and cash equivalents at beginning of period	254	(4)	250
Cash and cash equivalents at end of period	210	(4)	206
Footnotes contained herein have been restated, where applicable, for the restatement discussed above.

(2)	Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation
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
(f) Reclassifications
Certain prior period balances have been reclassified to conform to the current year presentation. Certain prior period non-trade accounts receivable balances were reclassed to other current assets in the current period. In addition, certain pension liabilities were reclassed to accrued expenses and other liabilities in the current period.

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

	Silicones	Quartz	Corporate and other items (d)	Total
Fiscal three-month period ended March 31, 2012:
Net sales (a)	$536	$57	$—	$593
Operating income (loss) (b)	7	2	(14)	(5)
Depreciation and amortization	40	6	—	46
Capital expenditures (c)	15	5	—	20

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Silicones	Quartz	Corporate and other items (d)	Total
Fiscal three-month period ended April 3, 2011:
Net sales (a)	$572	$88	$—	$660
Operating income (loss) (b)	51	22	—	73
Depreciation and amortization	43	7	—	50
Capital expenditures (c)	15	3	—	18

__________________

(a)	There were no intersegment sales during the fiscal three-month periods ended March 31, 2012 or April 3, 2011, respectively.

(b)
A reconciliation of the segment operating income (loss) to income (loss) before income taxes would include interest expense, net and other income (expense), net as presented in the Condensed Consolidated Statements of Operations.

(c)	Capital expenditures are presented on an accrual basis.

(d)	Corporate and other items include pension and postretirement expenses and headquarter costs, net of corporate assessments.

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

The Company also revised its condensed consolidating balance sheet as of March 31, 2012 and December 31, 2011 to correctly reflect the Investment in affiliates line item. The revisions were made to appropriately classify the balance sheet credit arising from recognition of losses in excess of investment as a liability balance. These amounts were previously classified as a credit to the asset in the Guarantor Subsidiaries column. In the Guarantor column, as of March 31, 2012 and December 31, 2011, the correction resulted in an increase of $123 and $85, respectively, to “Investment in affiliates”, with a corresponding increase to “Accumulated losses from unconsolidated subsidiaries in excess of investment”.

The Company also revised its condensed consolidating balance sheet as of March 31, 2012 and December 31, 2011 to correctly present intercompany borrowings. The revisions were made to present all intercompany borrowings on a gross basis. In the Parent column, as of March 31, 2012 and December 31, 2011, the revisions resulted in an increase of $9 and $20, respectively, to the "Intercompany borrowings" asset with a corresponding increase to the "Intercompany borrowings" liability. In the Guarantor Subsidiaries column, as of March 31, 2012 and December 31, 2011, the revisions resulted in an increase of $62 and a decrease of $12, respectively, to the "Intercompany borrowings" asset with a corresponding increase and decrease to the "Intercompany borrowings" liability. In the Non-Guarantor Subsidiaries column, as of March 31, 2012 and December 31, 2011, the revisions resulted in an increase of $224 and $196, respectively, to the "Intercompany borrowings" asset with a corresponding increase to the "Intercompany borrowings" liability. These corrections, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the columns of the condensed consolidating balance sheet.

Condensed Consolidating Balance Sheet as of March 31, 2012:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6	$—	$112	$—	$118
Accounts receivable	—	84	243	—	327
Due from affiliates	—	69	46	(107)	8
Inventories		191	222	—	413
Prepaid expenses	—	9	2	—	11
Deferred income taxes	—	1	8	—	9
Other current assets	—	6	43	—	49
Total current assets	6	360	676	(107)	935
Property and equipment, net	—	489	578	—	1,067
Other long-term assets	54	8	26	—	88
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,379	—	—	(1,379)	—
Intercompany borrowing	9	1,165	287	(1,461)	—
Intangible assets, net	—	82	450	—	532
Goodwill	—	—	423	—	423
Total assets	$1,448	$2,104	$2,465	$(2,947)	$3,070
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$97	$215	$—	$312
Short-term borrowings	—	—	5	—	5
Accrued expenses and other liabilities	—	66	95	—	161
Accrued interest	48	—	—	—	48
Due to affiliates	5	49	64	(107)	11
Accrued income taxes	—	—	6	—	6
Deferred income taxes	—	—	20	—	20
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	53	212	441	(107)	599
Long-term debt	1,898	—	1,016	—	2,914
Other liabilities	—	9	42	—	51
Pension liabilities	—	186	105	—	291
Intercompany Borrowings	329	195	937	(1,461)	—
Deferred income taxes	—	—	47	—	47
Accumulated losses of unconsolidated subsidiaries in excess of investment	—	123	—	(123)	—
Total liabilities	2,280	725	2,588	(1,691)	3,902
Equity (deficit):
Additional paid-in capital	605	1,906	560	(2,466)	605
Accumulated deficit	(1,634)	(724)	(927)	1,651	(1,634)
Accumulated other comprehensive income	197	197	244	(441)	197
Total Momentive Performance Materials Inc.’s equity (deficit)	(832)	1,379	(123)	(1,256)	(832)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(832)	1,379	(123)	(1,256)	(832)
Total liabilities and equity (deficit)	$1,448	$2,104	$2,465	$(2,947)	$3,070

Condensed Consolidating Balance Sheet as of December 31, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40	$—	$159	$—	$199
Accounts receivable	—	82	233	—	315
Due from affiliates	3	60	30	(85)	8
Inventories	—	193	201	—	394
Prepaid expenses	—	11	3	—	14
Deferred income taxes	—	1	9	—	10
Other current assets	—	11	38	—	49
Total current assets	43	358	673	(85)	989
Property and equipment, net	—	495	589	—	1,084
Other long-term assets	55	9	25	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,415	—	—	(1,415)	—
Intercompany borrowing	20	1,091	259	(1,370)	—
Intangible assets, net	—	84	458	—	542
Goodwill	—	—	432	—	432
Total assets	$1,533	$2,037	$2,461	$(2,870)	$3,161
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$89	$219	$—	$308
Short-term borrowings	—	—	3	—	3
Accrued expenses and other liabilities	1	66	99	—	166
Accrued interest	61	—	1	—	62
Due to affiliates	14	26	60	(85)	15
Accrued income taxes	—	—	2	—	2
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	76	181	439	(85)	611
Long-term debt	1,891	—	1,004	—	2,895
Other liabilities	—	9	42	—	51
Pension liabilities	—	183	105	—	288
Intercompany Borrowings	302	164	904	(1,370)	—
Deferred income taxes	—	—	52	—	52
Accumulated losses of unconsolidated subsidiaries in excess of investment	—	85	—	(85)	—
Total liabilities	2,269	622	2,546	(1,540)	3,897
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,911	567	(2,478)	605
Accumulated deficit	(1,569)	(724)	(925)	1,649	(1,569)
Accumulated other comprehensive income	228	228	273	(501)	228
Total Momentive Performance Materials Inc.’s equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(736)	1,415	(85)	(1,330)	(736)

Total liabilities and equity (deficit)	$1,533	$2,037	$2,461	$(2,870)	$3,161

Condensed Consolidating Statements of Operations for the fiscal three-month periods ended March 31, 2012 and April 3, 2011:

	Fiscal three-month period ended March 31, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$252	$452	$(111)	$593
Costs and expenses:
Cost of sales, excluding depreciation	—	192	344	(111)	425
Selling, general and administrative expenses	13	51	45	—	109
Depreciation and amortization expenses	—	18	28	—	46
Research and development expenses	—	12	6	—	18
Operating income (loss)	(13)	(21)	29	—	(5)
Other income (expense):
Interest income	—	26	1	(27)	—
Interest expense	(52)	(3)	(34)	27	(62)
Other income (expense), net	—	(2)	3	2	3
Income (loss) before income taxes and losses from unconsolidated entities	(65)	—	(1)	2	(64)
Income taxes (benefit)	—	—	—	—	—
Income (loss) before losses from unconsolidated entities	(65)	—	(1)	2	(64)
Losses from unconsolidated entities	—	—	(1)	—	(1)
Net income (loss)	(65)	—	(2)	2	(65)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(65)	$—	$(2)	$2	$(65)
Comprehensive (loss) income	$(31)	$(31)	$(29)	$60	$(31)

	Fiscal three-month period ended April 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305	$510	$(155)	$660
Costs and expenses:
Cost of sales, excluding depreciation	—	204	368	(155)	417
Selling, general and administrative expenses	16	46	38	—	100
Depreciation and amortization expenses	—	19	31	—	50
Research and development expenses	—	14	6	—	20
Operating income (loss)	(16)	22	67	—	73
Other income (expense):
Interest income	—	26	2	(28)	—
Interest expense	(54)	(3)	(35)	28	(64)
Other income (expense), net	67	19	(2)	(84)	—

Income (loss) before income taxes	(3)	64	32	(84)	9
Income taxes (benefit)	—	—	12	—	12
Net income (loss)	(3)	64	20	(84)	(3)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(3)	$64	$20	$(84)	$(3)
Comprehensive (loss) income	$(16)	$(15)	$(15)	$30	$(16)

Condensed Consolidating Statement of Cash Flows for the fiscal three-month period ended March 31, 2012:

	Fiscal three-month period ended March 31, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(81)	$12	$21	$—	$(48)
Cash flows from investing activities:
Capital expenditures	—	(13)	(16)	—	(29)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(14)	(16)	—	(30)
Cash flows from financing activities:
Increase in short-term borrowings	—	—	2	—	2
Proceeds from long-term debt	25	—	—	—	25
Payments of long-term debt	(25)	—	(4)	—	(29)
Net borrowings with affiliates	47	2	(49)	—	—
Net cash provided by (used in) financing activities	47	2	(51)	—	(2)
Increase (decrease) in cash and cash equivalents	(34)	—	(46)	—	(80)
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Cash and cash equivalents, beginning of period	40	—	159	—	199
Cash and cash equivalents, end of period	$6	$—	$112	$—	$118

Condensed Consolidating Statement of Cash Flows for the fiscal three-month period ended April 3, 2011:

	Fiscal three-month period ended April 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22)	$46	$(17)	$(2)	$5
Cash flows from investing activities:
Capital expenditures	—	(15)	(12)	—	(27)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(16)	(12)	—	(28)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc., net	—	—	(2)	2	—
Decrease in short-term borrowings	—	—	(2)	—	(2)
Proceeds from long-term debt	—	—	37	—	37
Payments of long-term debt	—	—	(55)	—	(55)
Net borrowings between affiliates	40	(30)	(10)	—	—
Net cash provided by (used in) financing activities	35	(30)	(32)	2	(25)
Increase (decrease) in cash and cash equivalents	13	—	(61)	—	(48)
Effect of exchange rate changes on cash	—	—	4	—	4
Cash and cash equivalents, beginning of period	28	—	222	—	250
Cash and cash equivalents, end of period	$41	$—	$165	$—	$206

(13)	Subsequent Events

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
Restatement of Condensed Consolidated Financial Statements
We have restated the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and April 3, 2011, including the applicable notes as reflected in this Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note regarding restatement immediately preceding Part I, Item 1 and Note 1 of the Notes to Condensed Consolidated Financial Statements.
The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.
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
We had $2,950 million of indebtedness at March 31, 2012. Accordingly, we have significant debt service obligations. In addition, at March 31, 2012, we had $374 million in liquidity, including $118 million of unrestricted cash and cash equivalents (of which $112 million is maintained in foreign jurisdictions), and $256 million of borrowings available under our revolving credit facility. A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at March 31, 2012 is as follows:

(dollars in millions)	March 31, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales

Accounts receivable	$327	12.7%	$315	11.9%
Inventories	413	16.1%	394	14.9%
Trade payables	(312)	(12.1)%	(308)	(11.7)%
Net working capital	$428	16.7%	$401	15.1%
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
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Fiscal three-month period ended
	March 31, 2012	April 3, 2011
	(dollars in millions)
Cash (used in) provided by operating activities	$(48)	$5
Cash used in investing activities	(30)	(28)
Cash used in financing activities	(2)	(25)
Decrease in cash and cash equivalents, before effect of exchange rate changes on cash	$(80)	$(48)

Operating activities. Cash used by operating activities was $48 million in the fiscal three-month period ended March 31, 2012, compared to cash provided of $5 million in the fiscal three-month period ended April 3, 2011. Net loss of $65 million included $46 million of non-cash and non-operating expense items, of which $46 million was for depreciation and amortization, $4 million was in amortization of deferred debt discount and issuance costs, $1 million was from losses from unconsolidated entities and other non-cash adjustments of $1 million. These amounts were slightly offset by $3 million for deferred taxes and $3 of unrealized foreign currency gains. Net working capital used $17 million of cash driven by an increase in our accounts receivable of $12 million and inventories of $20 million, partially offset by an increase in trade payables of $15 million. Other assets and liabilities used cash of $12 million reflecting a decrease in accrued expenses and other liabilities of $19 million, an increase in due to/due from affiliates of $7 million, partially offset by a decrease in prepaid expenses and other assets of $6 million, an increase in pension liabilities of $5 million and an increase in accrued income taxes of $3 million.
For the fiscal three-month period ended April 3, 2011, net loss of $3 million included $51 million of non-cash and non-operating expense items, of which $50 million was for depreciation and amortization, $9 million was for deferred taxes and $4 million was in amortization of deferred debt discount and issuance costs. These amounts were partially offset by $9 million of unrealized foreign currency gains and $3 million of other non-cash adjustments. Net working capital used $63 million in cash driven by increases in our accounts receivable and inventories of $29 million and $46 million, respectively, partially offset by an increase in trade payables of $12 million. Other assets and liabilities provided $20 million in cash primarily reflecting increases in accrued expenses and other liabilities of $32 million, which were partially offset by an increase in prepaid expenses and other assets of $10 million.
Investing activities. Cash used in investing activities was $30 million in the fiscal three-month period ended March 31, 2012, compared to $28 million in the fiscal three-month period ended April 3, 2011. Cash used in investing activities in the fiscal three-month period ended March 31, 2012 primarily consisted of ongoing expenditures of $20 million for environmental, health and safety compliance and maintenance projects. Cash used in investing activities in the fiscal three-month period ended April 3, 2011 primarily consisted of ongoing expenditures of $27 million for environmental, health and safety compliance and maintenance projects.
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
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) and Combined Adjusted EBITDA for the periods presented:

		Fiscal three-month period ended		Last twelve months ended
		March 31, 2012	April 3, 2011†	March 31, 2012
		(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.		$(65)	$(3)	(203)
Gain on extinguishment of debt		—	—	(7)
Interest expense, net		62	64	254
Income taxes		—	12	15
Depreciation and amortization		46	50	193
EBITDA		43	123	252
Noncontrolling interest	(a)	—	—	1
Restructuring and other costs	(b)	9	5	39
Pro forma cost savings	(c)	4	—	6
Non cash and purchase accounting effects	(d)	(3)	(9)	9
Exclusion of Unrestricted Subsidiary results	(e)	(5)	(7)	(20)
Management fee and other	(f)	2	1	7
Pro forma savings from Shared Services Agreement	(g)	10	11	27
Adjusted EBITDA		$60	$124	321
Inclusion of Unrestricted Subsidiary results		5	7	20
Combined Adjusted EBITDA		$65	$131	341
Combined Adjusted EBITDA excluding pro forma savings from the Shared Services Agreement		$55	$120	314

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$905
Senior Secured Leverage Ratio for the twelve-month period ended March 31, 2012		2.82

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

Disclosure Controls and Procedures
At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 was filed on May 7, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. Subsequent to that evaluation, as a result of the restatement described in Note 1 to the financial statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that re-evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on our re-evaluation, management determined that it had not maintained effective controls over the preparation and review of our statement of cash flows. Our controls over the preparation and review of the statement of cash flows were not adequately designed, which led to misclassifications between operating, investing, and financing activities and the effect of exchange rate changes on cash, resulting in the restatement of the condensed consolidated statements of cash flows for the fiscal three-month periods ended

March 31, 2012 and April 3, 2011; the fiscal six-month periods ended June 30, 2012 and July 3, 2011 and the fiscal nine-month periods ended September 30 of 2012 and 2011, respectively. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan of Remediation of Material Weakness

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
April 12, 2013

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ WILLIAM H. CARTER
William H. Carter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)