Form 10-Q/A
period 2012-06-30
Momentive Performance Materials Inc.
filed 2013-04-12
CIK 1405041

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

Explanatory Note
We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2012 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	Our condensed consolidated statements of cash flows for the six months ended June 30, 2012 and July 3, 2011, as discussed in Note 1 to the financial statements included in Item 1 of this 10-Q/A.

•	Our management's discussion and analysis of financial condition and results of operations for the six months ended June 30, 2012 and July 3, 2011 as discussed in Item 2 of this Form 10-Q/A.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$112	$199
Accounts receivable (net of allowance for doubtful accounts of $3)	342	315
Due from affiliates	4	8
Inventories (note 6)	398	394
Prepaid expenses	14	14
Deferred income taxes (note 8)	9	10
Other current assets	43	49
Total current assets	922	989
Property and equipment, net	1,047	1,084
Other long-term assets	89	89
Deferred income taxes (note 8)	25	25
Intangible assets, net	512	542
Goodwill	423	432
Total assets	$3,018	$3,161
Liabilities and Deficit
Current liabilities:
Trade payables	$307	$308
Short-term borrowings (note 7)	4	3
Accrued expenses and other liabilities	170	166
Accrued interest	62	62
Due to affiliates	8	15
Accrued income taxes	7	2
Deferred income taxes (note 8)	20	19
Current installments of long-term debt (note 7)	30	36
Total current liabilities	608	611
Long-term debt (note 7)	2,925	2,895
Other liabilities	46	51
Pension liabilities (note 10)	293	288
Deferred income taxes (note 8)	47	52
Total liabilities	3,919	3,897
Commitments and contingencies (note 9)
Deficit:
Common stock	—	—
Additional paid-in capital	605	605
Accumulated deficit	(1,722)	(1,569)
Accumulated other comprehensive income	216	228
Total Momentive Performance Materials Inc.'s deficit	(901)	(736)
Noncontrolling interests	—	—
Total deficit	(901)	(736)
Total liabilities and deficit	$3,018	$3,161
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

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended		Fiscal six-month period ended
	June 30, 2012	July 3, 2011	June 30, 2012	July 3, 2011
Net loss	$(88)	$(10)	$(153)	$(13)
Other comprehensive income (loss), net of tax:
Foreign currency translation	17	13	(13)	(2)
Other comprehensive income adjustments, net	2	(1)	1	(1)
Other comprehensive loss	(69)	2	(165)	(16)
Comprehensive income attributable to the noncontrolling interest	—	(1)	—	(1)
Comprehensive (loss) income attributable to Momentive Performance Materials Inc.	$(69)	$1	$(165)	$(17)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in millions)

	Fiscal six-month period ended
	June 30, 2012	July 3, 2011
	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(153)	$(14)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	94	98
Loss on the extinguishment of debt	6	—
Amortization of debt discount and issuance costs	9	7
Deferred income taxes	(4)	18
Earnings from unconsolidated entities	(1)	—
Stock-based compensation expense	—	1
Pension curtailment gain	(1)	—
Unrealized foreign currency losses (gains)	11	(13)
Other non-cash adjustments	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(33)	(44)
Inventories	(10)	(35)
Due to/from affiliates	(4)	2
Accrued income taxes	2	2
Prepaid expenses and other assets	10	(9)
Trade payables	12	34
Accrued expenses and other liabilities	2	24
Pension liabilities	11	9
Net cash (used in) provided by operating activities	(53)	80
Cash flows from investing activities:
Capital expenditures	(53)	(54)
Purchases of intangible assets	(1)	(1)
Net cash used in investing activities	(54)	(55)
Cash flows from financing activities:
Debt issuance costs	(8)	(5)
Increase (decrease) in short-term borrowings	1	(2)
Proceeds from long-term debt	469	52
Payments of long-term debt	(440)	(58)
Net cash used in financing activities	22	(13)
Decrease in cash and cash equivalents	(85)	12
Effect of exchange rate changes on cash	(2)	11
Cash and cash equivalents, beginning of period	199	250
Cash and cash equivalents, end of period	$112	$273
Supplemental information:
Capital expenditures included in trade payables	$18	$12

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
The Company is comprised of two businesses, Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company is headquartered in AlbanyWaterford New York.
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

The Company restated the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and July 3, 2011. The tables below show the impact of correcting the financial statements for the specified periods for the following classification errors:

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

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

Condensed Consolidated Balance Sheets:	As Previously Reported	Adjustments	As Restated
As of December 31, 2011
Cash and cash equivalents	$203	$(4)	$199
Trade payables	312	(4)	308
As of June 30, 2012
Cash and cash equivalents	$115	$(3)	$112
Trade payables	310	(3)	307

Condensed Consolidated Statements of Cash Flows:	As Previously Reported	Adjustments	As Restated
Fiscal Six-Month Period Ended June 30, 2012
Net cash used in operating activities	$(68)	$15	$(53)
Net cash used in investing activities	(46)	(8)	(54)
Effect of exchange rate changes on cash	4	(6)	(2)
Cash and cash equivalents at beginning of period	203	(4)	199
Cash and cash equivalents at end of period	115	(3)	112

Fiscal Six-Month Period Ended July 3, 2011
Net cash provided by operating activities	$86	$(6)	$80
Net cash used in investing activities	(46)	(9)	(55)
Effect of exchange rate changes on cash	(2)	13	11
Cash and cash equivalents at beginning of period	254	(4)	250
Cash and cash equivalents at end of period	279	(6)	273
Footnotes contained herein have been restated, where applicable, for the restatement discussed above.

(2)	Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation
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

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three and six months ended June 30, 2012, charges of $12 and $16, respectively, were recorded in "Restructuring and other costs" in the unaudited Condensed Consolidated Statements of Operations. At June 30, 2012 and December 31, 2011, the Company had accrued $21 and $8, respectively, for restructuring liabilities in "Accrued expenses and other liabilities" in the unaudited Condensed Consolidated Balance Sheets. All of the restructuring activity related to the Silicones reporting segment.

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

	Silicones	Quartz	Corporate and other items (d)	Total
Fiscal three-month period ended June 30, 2012:
Net sales (a)	$568	$59	$—	$627
Operating income (loss) (b)	(19)	6	(11)	(24)
Depreciation and amortization	41	7	—	48
Capital expenditures (c)	19	5	—	24

	Silicones	Quartz	Corporate and other items (d)	Total
Fiscal three-month period ended July 3, 2011:
Net sales (a)	$640	$88	$—	$728
Operating income (loss) (b)	56	22	(8)	70
Depreciation and amortization	41	7	—	48
Capital expenditures (c)	22	5	—	27

	Silicones	Quartz	Corporate and other items (d)	Total
Fiscal six-month period ended June 30, 2012:
Net sales (a)	$1,104	$116	$—	$1,220
Operating income (loss) (b)	(12)	8	(25)	(29)
Depreciation and amortization	81	13	—	94
Capital expenditures (c)	35	10	—	45
_

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Silicones	Quartz	Corporate and other items (d)	Total
Fiscal six-month period ended July 3, 2011:
Net sales (a)	$1,212	$176	$—	$1,388
Operating income (loss) (b)	107	44	(8)	143
Depreciation and amortization	84	14	—	98
Capital expenditures (c)	37	8	—	45
________________

(a)	There were no intersegment sales during the fiscal three and six-month periods ended June 30, 2012 or July 3, 2011.

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

The Company revised its condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011 to correctly reflect the Investment in affiliates line item. The revisions were made to appropriately classify the balance sheet credit arising from recognition of losses in excess of investment as a liability balance. These amounts were previously classified as a credit to the asset in the Guarantor Subsidiaries column. In the Guarantor column, as of June 30, 2012 and December 31, 2011, the correction resulted in an increase of $169 and $85, respectively, to “Investment in affiliates”, with a corresponding increase to “Accumulated losses from unconsolidated subsidiaries in excess of investment”.

The Company also revised its condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011 to correctly present intercompany borrowings. The revisions were made to present all intercompany borrowings on a gross basis. In the Parent column, as of June 30, 2012 and December 31, 2011, the revisions resulted in an increase of $107 and $20, respectively, to the "Intercompany borrowings" asset with a corresponding increase to the "Intercompany borrowings" liability. In the Guarantor Subsidiaries column, as of June 30, 2012 and December 31, 2011, the revisions resulted in an increase of $20 and a decrease of $12, respectively, to the "Intercompany borrowings" asset with a corresponding increase and decrease to the "Intercompany borrowings" liability. In the Non-Guarantor Subsidiaries column, as of June 30, 2012 and December 31, 2011, the revisions resulted in an increase of $83 and $196, respectively, to the "Intercompany borrowings" asset with a corresponding increase to the "Intercompany borrowings" liability. These corrections, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the columns of the condensed consolidating balance sheet.

Condensed Consolidating Balance Sheet as of June 30, 2012:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7	$—	$105	$—	$112
Accounts receivable	—	86	256	—	342
Due from affiliates	—	78	22	(96)	4
Inventories		184	214	—	398
Prepaid expenses	—	9	5	—	14
Deferred income taxes	—	1	8	—	9
Other current assets	—	8	35	—	43
Total current assets	7	366	645	(96)	922
Property and equipment, net	—	481	566	—	1,047
Other long-term assets	57	9	23	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,386	—	—	(1,386)	—
Intercompany borrowing	107	1,123	123	(1,353)	—
Intangible assets, net	—	80	432	—	512
Goodwill	—	—	423	—	423
Total assets	$1,557	$2,059	$2,237	$(2,835)	$3,018
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$81	$226	$—	$307
Short-term borrowings	—	—	4	—	4
Accrued expenses and other liabilities	1	72	97	—	170
Accrued interest	62	—	—	—	62
Due to affiliates	5	21	78	(96)	8
Accrued income taxes	—	—	7	—	7
Deferred income taxes	—	—	20	—	20
Current installments of long-term debt	—	—	30	—	30
Total current liabilities	68	174	462	(96)	608
Long-term debt	2,141	35	749	—	2,925
Other liabilities	—	7	39	—	46
Pension liabilities	—	188	105	—	293
Intercompany Borrowings	249	100	1,004	(1,353)	—
Deferred income taxes	—	—	47	—	47
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	169	—	(169)	—
Total liabilities	2,458	504	2,406	(1,449)	3,919
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,939	532	(2,471)	605
Accumulated deficit	(1,722)	(769)	(964)	1,733	(1,722)
Accumulated other comprehensive income	216	216	263	(479)	216
Total Momentive Performance Materials Inc.’s equity (deficit)	(901)	1,386	(169)	(1,217)	(901)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(901)	1,386	(169)	(1,217)	(901)
Total liabilities and equity (deficit)	$1,557	$1,890	$2,237	$(2,666)	$3,018

Condensed Consolidating Balance Sheet as of December 31, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40	$—	$159	$—	$199
Accounts receivable	—	82	233	—	315
Due from affiliates	3	60	30	(85)	8
Inventories	—	193	201	—	394
Prepaid expenses	—	11	3	—	14
Deferred income taxes	—	1	9	—	10
Other current assets	—	11	38	—	49
Total current assets	43	358	673	(85)	989
Property and equipment, net	—	495	589	—	1,084
Other long-term assets	55	9	25	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,415	—	—	(1,415)	—
Intercompany borrowing	20	1,091	259	(1,370)	—
Intangible assets, net	—	84	458	—	542
Goodwill	—	—	432	—	432
Total assets	$1,533	$2,037	$2,461	$(2,870)	$3,161
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$89	$219	$—	$308
Short-term borrowings	—	—	3	—	3
Accrued expenses and other liabilities	1	66	99	—	166
Accrued interest	61	—	1	—	62
Due to affiliates	14	26	60	(85)	15
Accrued income taxes	—	—	2	—	2
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	76	181	439	(85)	611
Long-term debt	1,891	—	1,004	—	2,895
Other liabilities	—	9	42	—	51
Pension liabilities	—	183	105	—	288
Intercompany Borrowings	302	164	904	(1,370)	—
Deferred income taxes	—	—	52	—	52
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	85	—	(85)	—
Total liabilities	2,269	537	2,546	(1,455)	3,897
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,911	567	(2,478)	605
Accumulated deficit	(1,569)	(724)	(925)	1,649	(1,569)
Accumulated other comprehensive income	228	228	273	(501)	228
Total Momentive Performance Materials Inc.’s equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(736)	1,415	(85)	(1,330)	(736)

Total liabilities and equity (deficit)	$1,533	$1,952	$2,461	$(2,785)	$3,161

Condensed Consolidating Statements of Operations for the fiscal three-month period ended June 30, 2012:

	Fiscal three-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$270	$488	$(131)	$627
Costs and expenses:
Cost of sales, excluding depreciation	—	201	388	(131)	458
Selling, general and administrative expenses	(7)	72	63	—	128
Depreciation and amortization expenses	—	21	27	—	48
Research and development expenses	—	12	5	—	17
Operating income (loss)	7	(36)	5	—	(24)
Other income (expense):
Interest income	—	25	1	(25)	1
Interest expense	(54)	(2)	(34)	25	(65)
Other income (expense), net	—	—	8	—	8
Gain (loss) on extinguishment and exchange of debt	4	5	(15)	—	(6)
Income (loss) before income taxes and earnings from unconsolidated entities	(43)	(8)	(35)	—	(86)
Income taxes (benefit)	—	(1)	5	—	4
Income (loss) before earnings from unconsolidated entities	(43)	(7)	(40)	—	(90)
Earnings from unconsolidated entities	(45)	(38)	2	83	2
Net income (loss)	(88)	(45)	(38)	83	(88)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(88)	$(45)	$(38)	$83	$(88)
Comprehensive (loss) income	$(69)	$(26)	$(21)	$47	$(69)

Condensed Consolidating Statements of Operations for the fiscal three-month period ended July 3, 2011:

	Fiscal three-month period ended July 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$300	$571	$(143)	$728
Costs and expenses:
Cost of sales, excluding depreciation	—	207	422	(143)	486
Selling, general and administrative expenses	9	47	48	—	104
Depreciation and amortization expenses	—	19	29	—	48
Research and development expenses	—	13	7	—	20
Operating income (loss)	(9)	14	65	—	70
Other income (expense):
Interest income	—	26	2	(28)	—
Interest expense	(53)	(3)	(37)	28	(65)
Other income (expense), net	—	—	—	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(62)	37	30	—	5
Income taxes (benefit)	—	—	15	—	15
Income (loss) before earnings from unconsolidated entities	(62)	37	15	—	(10)
Earnings from unconsolidated entities	51	14	—	(65)	—
Net income (loss)	(11)	51	15	(65)	(10)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(11)	$51	$14	$(65)	$(11)
Comprehensive (loss) income	$1	$63	26	$(89)	$1

Condensed Consolidating Statements of Operations for the fiscal six-month period ended June 30, 2012:

	Fiscal six-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$522	$940	$(242)	$1,220
Costs and expenses:
Cost of sales, excluding depreciation	—	393	732	(242)	883
Selling, general and administrative expenses	6	123	108	—	237
Depreciation and amortization expenses	—	39	55	—	94
Research and development expenses	—	24	11	—	35
Operating income (loss)	(6)	(57)	34	—	(29)
Other income (expense):
Interest income	—	51	2	(52)	1
Interest expense	(106)	(5)	(68)	52	(127)
Other income (expense), net	—	—	11	—	11
Gain (loss) on extinguishment and exchange of debt	4	5	(15)	—	(6)
Income (loss) before income taxes and earnings from unconsolidated entities	(108)	(6)	(36)	—	(150)
Income taxes (benefit)	—	(1)	5	—	4
Income (loss) before earnings from unconsolidated entities	(108)	(5)	(41)	—	(154)
Earnings from unconsolidated entities	(45)	(40)	1	85	1
Net income (loss)	(153)	(45)	(40)	85	(153)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(153)	$(45)	$(40)	$85	$(153)
Comprehensive (loss) income	$(165)	$(57)	$(53)	$110	$(165)

Condensed Consolidating Statements of Operations for the fiscal six-month period ended July 3, 2011:

	Fiscal six-month period ended July 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$605	$1,081	$(298)	$1,388
Costs and expenses:
Cost of sales, excluding depreciation	—	411	790	(298)	903
Selling, general and administrative expenses	25	93	86	—	204
Depreciation and amortization expenses	—	38	60	—	98
Research and development expenses	—	27	13	—	40
Operating income (loss)	(25)	36	132	—	143
Other income (expense):
Interest income	—	52	4	(56)	—
Interest expense	(107)	(6)	(72)	56	(129)
Other income (expense), net	3	(1)	(2)	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(129)	81	62	—	14
Income taxes (benefit)	—	—	27	—	27
Income (loss) before earnings from unconsolidated entities	(129)	81	35	—	(13)
Earnings from unconsolidated entities	115	34	—	(149)	—
Net income (loss)	(14)	115	35	(149)	(13)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(14)	$115	$34	$(149)	$(14)
Comprehensive (loss) income	$(17)	$112	$31	$(143)	$(17)

Condensed Consolidating Statement of Cash Flows for the fiscal six-month periods ended June 30, 2012:

	Fiscal six-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations		Consolidated
Net cash provided by (used in) operating activities	$(65)	$(3)	$63		$(48)		$(53)
Cash flows from investing activities:
Capital expenditures	—	(25)	(28)		—		(53)
Purchases of intangible assets	—	(1)	—		—		(1)
Proceeds from return of capital	—	24	—		(24)		—
Net cash used in investing activities	—	(2)	(28)	—	(24)	—	(54)
Cash flows from financing activities:
Debt issuance costs	(5)	—	(3)		—		(8)
Increase in short-term borrowings	—	—	1		—		1
Proceeds from long-term debt	275	60	134		—		469
Dividends paid within MPM Inc.	—	(48)	—		48		—
Payments of long-term debt	(25)	(25)	(390)		—		(440)
Return of capital	—	—	(24)		24		—
Net borrowings with affiliates	(213)	18	195		—		—
Net cash provided by (used in) financing activities	32	5	(87)		72		22
Increase (decrease) in cash and cash equivalents	(33)	—	(52)		—		(85)
Effect of exchange rate changes on cash	—	—	(2)		—		(2)
Cash and cash equivalents, beginning of period	40	—	159		—		199
Cash and cash equivalents, end of period	$7	$—	$105		$—		$112

Condensed Consolidating Statement of Cash Flows for the fiscal six-month periods ended July 3, 2011:

	Fiscal six-month period ended July 3, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14)	$89	$57	$(52)	$80
Cash flows from investing activities:
Capital expenditures	—	(26)	(28)	—	(54)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(27)	(28)	—	(55)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc.	—	(49)	(3)	52	—
Decrease in short-term borrowings	—	—	(2)	—	(2)
Proceeds from long-term debt	—	—	52	—	52
Payments of long-term debt	—	—	(58)	—	(58)
Net borrowings between affiliates	59	(13)	(46)	—	—
Net cash provided by (used in) financing activities	54	(62)	(57)	52	(13)
Increase (decrease) in cash and cash equivalents	40	—	(28)	—	12
Effect of exchange rate changes on cash	—	—	11	—	11
Cash and cash equivalents, beginning of period	28	—	222	—	250
Cash and cash equivalents, end of period	$68	$—	$205	$—	$273

(13)	Subsequent Events
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
Restatement of Condensed Consolidated Financial Statements
We have restated the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and July 3, 2011, including the applicable notes as reflected in this Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note regarding restatement immediately preceding Part I, Item 1 and Note 1 of the Notes to Condensed Consolidated Financial Statements.
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
We had $2,955 million of indebtedness at June 30, 2012. Accordingly, we have significant debt service obligations. In addition, at June 30, 2012, we had $336 million in liquidity, including $112 million of unrestricted cash and cash equivalents (of which $105 million is maintained in foreign jurisdictions), and $224 million of borrowings available under our revolving credit facility. A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at June 30, 2012 is as follows:

(dollars in millions)	June 30, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales

Accounts receivable	$342	13.9%	$315	11.9%
Inventories	398	16.1%	394	14.9%
Trade payables	(307)	(12.4)%	(308)	(11.7)%
Net working capital	$433	17.6%	$401	15.1%
The increase in net working capital of $32 million from December 31, 2011 was due primarily to an increase in receivables reflecting the increase in volume in the first half of 2012. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.
We have entered into accounts receivable sale agreements to sell a portion of our trade accounts receivable. For the fiscal six months ended June 30, 2012 and July 3, 2011, we effectively accelerated the timing of cash receipts by $24 million and $0 million, respectively. We may continue to accelerate cash receipts through accounts receivable sale agreements, as appropriate.
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Fiscal six-month period ended
	June 30, 2012	July 3, 2011
	(dollars in millions)
Cash (used in) provided by operating activities	$(53)	$80
Cash used in investing activities	(54)	(55)
Cash provided by (used in) financing activities	22	(13)
(Decrease) increase in cash and cash equivalents, before effect of exchange rate changes on cash	$(85)	$12

Operating activities. Cash used by operating activities was $53 million in the fiscal six-month period ended June 30, 2012, compared to cash provided by operations of $80 million in the fiscal six-month period ended July 3, 2011. Net loss of $153 million included $110 million of non-cash and non-operating expense items, of which $94 million was for depreciation and amortization, $9 million was in amortization of deferred debt discount and issuance costs, $6 million was for a loss on the extinguishment of debt and $11 million was for unrealized foreign currency losses. These amounts were slightly offset by $4 million for deferred taxes, $4 million of other non-cash adjustments, $1 million of a pension curltailment gain and earnings from unconsolidated entities of $1 million. Net working capital used $31 million of cash driven by an increase in our accounts receivable of $33 million and inventories of $10 million, partially offset by an increase in trade payables of $12 million. Other assets and liabilities provided cash of $21 million reflecting an increase in pension liabilities of $11 million, an increase in accrued expenses and other liabilities of $2 million, a decrease in prepaid expenses and other assets of $10 million, and an increase in accrued income taxes of $2 million, partially offset by a decrease in due to/due from affiliates of $4 million.
For the fiscal six-month period ended July 3, 2011, net loss of $14 million included $111 million of non-cash and non-operating expense items, of which $98 million was for depreciation and amortization, $18 million was for deferred taxes and $7 million was in amortization of deferred debt discount and issuance costs, $1 million was for stock based compensation expense, offset by $13 million of unrealized foreign currency gains. Net working capital used $45 million in cash driven by an increase in our accounts receivable of $44 million and inventories of $35 million, partially offset by an increase in accounts payable of $34 million. Other assets and liabilities provided $28 million in cash primarily reflecting the increase in accrued interest.
Investing activities. Cash used in investing activities was $54 million in the fiscal six-month period ended June 30, 2012, compared to $55 million in the fiscal six-month period ended July 3, 2011. Cash used in investing activities in the fiscal six-month period ended June 30, 2012 primarily consisted of ongoing expenditures of $53 million for environmental, health and safety compliance and maintenance projects. Cash used in investing activities in the fiscal six-month period ended July 3, 2011 primarily consisted of ongoing expenditures of $54 million for environmental, health and safety compliance and maintenance projects.
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
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA, Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) and Combined Adjusted EBITDA for the periods presented:

		Fiscal three-month period ended		Fiscal six-month period ended		Last twelve months ended
		June 30, 2012	July 3, 2011†	June 30, 2012	July 3, 2011†	June 30, 2012
		(dollars in millions)
Net loss attributable to Momentive Performance Materials Inc.		$(88)	$(11)	(153)	(14)	(280)
Loss (gain) on extinguishment and exchange of debt		6	—	6	—	(1)
Interest expense, net		64	65	126	129	253
Income taxes		4	15	4	27	4
Depreciation and amortization		48	48	94	98	193
EBITDA		34	117	77	240	169
Noncontrolling interest	(a)	—	1	—	1	—
Restructuring and other costs	(b)	15	9	24	14	45
Non cash and purchase accounting effects	(c)	14	(3)	11	(12)	26
Management fee and other	(d)	1	1	3	2	7
Combined Adjusted EBITDA, excluding all pro forma savings		$64	$125	115	245	247
Pro forma savings from Shared Services Agreement	(e)					21
Pro forma savings from other initiatives	(f)					33
Combined Adjusted EBITDA						$301
Exclusion of Unrestricted Subsidiary results	(g)					(19)
Adjusted EBITDA						$282

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$681
Senior Secured Leverage Ratio for the twelve-month period ended June 30, 2012		2.41

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
Disclosure Controls and Procedures
At the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 was filed on August 8, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. Subsequent to that evaluation, as a result of the restatement described in Note 1 to the financial statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that re-evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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