Form 10-Q/A
period 2012-09-30
Momentive Performance Materials Inc.
filed 2013-04-12
CIK 1405041

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

Explanatory Note
We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2012 (the “Original Filing Date”) to reflect a restatement of the following previously filed financial statements and data (and related disclosures):

•	Our condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, as discussed in Note 1 to the financial statements included in Item 1 of this 10-Q/A.

•	Our management's discussion and analysis of financial condition and results of operations for the nine months ended September 30, 2012 and 2011 as discussed in Item 2 of this Form 10-Q/A.
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

We have also revised the Guarantor and Non-Guarantor Condensed Consolidating Financial Statements in Note 12 to correct the cash flow and balance sheet errors as noted above.
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

		Page
Part I	Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4
	Condensed Consolidated Statements of Operations for the Fiscal Three and Nine-Month Periods ended September 30, 2012 and September 30, 2011	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Three and Nine-Month Periods ended September 30, 2012 and September 30, 2011	6
	Condensed Consolidated Statements of Cash Flows for the Fiscal Nine-Month Periods ended September 30, 2012 and September 30, 2011 (as restated)	7
	Condensed Consolidated Statements of Equity (Deficit) for the Fiscal Nine-Month Period ended September 30, 2012	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45

Part II	Other Information

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	64

Signatures		65

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$104	$199
Accounts receivable (net of allowance for doubtful accounts of $3)	307	315
Due from affiliates	1	8
Inventories (note 6)	399	394
Prepaid expenses	20	14
Deferred income taxes (note 8)	9	10
Other current assets	46	49
Total current assets	886	989
Property and equipment, net	1,040	1,084
Other long-term assets	89	89
Deferred income taxes (note 8)	24	25
Intangible assets, net	509	542
Goodwill	432	432
Total assets	$2,980	$3,161
Liabilities and Deficit
Current liabilities:
Trade payables	$290	$308
Short-term borrowings (note 7)	4	3
Accrued expenses and other liabilities	155	166
Accrued interest	57	62
Due to affiliates	7	15
Accrued income taxes	5	2
Deferred income taxes (note 8)	20	19
Current installments of long-term debt (note 7)	31	36
Total current liabilities	569	611
Long-term debt (note 7)	2,978	2,895
Other liabilities	50	51
Pension liabilities (note 10)	295	288
Deferred income taxes (note 8)	48	52
Total liabilities	3,940	3,897
Commitments and contingencies (note 9)
Deficit:
Common stock	—	—
Additional paid-in capital	605	605
Accumulated deficit	(1,803)	(1,569)
Accumulated other comprehensive income	238	228
Total Momentive Performance Materials Inc.'s deficit	(960)	(736)
Noncontrolling interests	—	—
Total deficit	(960)	(736)
Total liabilities and deficit	$2,980	$3,161
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

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in millions)

	Fiscal three-month period ended		Fiscal nine-month period ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(81)	$(32)	$(234)	$(45)
Other comprehensive income (loss), net of tax:
Foreign currency translation	18	30	5	28
Other comprehensive income adjustments, net	4	—	5	(1)
Other comprehensive loss	(59)	(2)	(224)	(18)
Comprehensive income attributable to the noncontrolling interest	—	—	—	(1)
Comprehensive loss attributable to Momentive Performance Materials Inc.	$(59)	$(2)	$(224)	$(19)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in millions)

	Fiscal nine-month period ended
	September 30, 2012	September 30, 2011
	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(234)	$(45)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	142	147
Loss on the extinguishment of debt	6	—
Amortization of debt discount and issuance costs	15	12
Deferred income taxes	(3)	9
Earnings from unconsolidated entities	(3)	—
Stock-based compensation expense	—	2
Pension curtailment gain	(1)	—
Unrealized foreign currency losses (gains)	5	(2)
Other non-cash adjustments	3	(2)
Changes in operating assets and liabilities:
Accounts receivable	6	(21)
Inventories	(6)	(55)
Due to/from affiliates	(1)	10
Accrued income taxes	1	(2)
Prepaid expenses and other assets	1	(11)
Trade payables	(9)	28
Accrued expenses and other liabilities	(18)	—
Pension liabilities	12	12
Net cash (used in) provided by operating activities	(84)	82
Cash flows from investing activities:
Capital expenditures	(77)	(76)
Purchases of intangible assets	(2)	(2)
Proceeds from disposal of assets	2	—
Net cash used in investing activities	(77)	(78)
Cash flows from financing activities:
Debt issuance costs	(8)	(5)
Increase (decrease) in short-term borrowings	1	(1)
Proceeds from long-term debt	559	52
Payments of long-term debt	(487)	(61)
Net cash provided by (used in) financing activities	65	(15)
Decrease in cash and cash equivalents	(96)	(11)
Effect of exchange rate changes on cash	1	8
Cash and cash equivalents, beginning of period	199	250
Cash and cash equivalents, end of period	$104	$247
Supplemental information:
Capital expenditures included in trade payables	$18	$21

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

The Company restated the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. The tables below show the impact of correcting the financial statements for the specified periods for the following classification errors:

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

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

Condensed Consolidated Balance Sheets:	As Previously Reported	Adjustments	As Restated
As of December 31, 2011
Cash and cash equivalents	$203	$(4)	$199
Trade payables	312	(4)	308
As of September 30, 2012
Cash and cash equivalents	$110	$(6)	$104
Trade payables	296	(6)	290

Condensed Consolidated Statements of Cash Flows:	As Previously Reported	Adjustments	As Restated
Fiscal Nine-Month Period Ended September 30, 2012
Net cash used in operating activities	$(103)	$19	$(84)
Net cash used in investing activities	(69)	(8)	(77)
Effect of exchange rate changes on cash	14	(13)	1
Cash and cash equivalents at beginning of period	203	(4)	199
Cash and cash equivalents at end of period	110	(6)	104

Fiscal Nine-Month Period Ended September 30, 2011
Net cash provided by operating activities	$84	$(2)	$82
Net cash used in investing activities	(73)	(5)	(78)
Effect of exchange rate changes on cash	—	8	8
Cash and cash equivalents at beginning of period	254	(4)	250
Cash and cash equivalents at end of period	250	(3)	247
Footnotes contained herein have been restated, where applicable, for the restatement discussed above.

(2)	Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation
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

Condensed Consolidating Balance Sheet as of September 30, 2012:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2	$—	$102	$—	$104
Accounts receivable	—	85	222	—	307
Due from affiliates	—	81	12	(92)	1
Inventories	—	167	232	—	399
Prepaid expenses	—	16	4	—	20
Deferred income taxes	—	1	8	—	9
Other current assets	—	6	40	—	46
Total current assets	2	356	620	(92)	886
Property and equipment, net	—	467	573	—	1,040
Other long-term assets	56	10	23	—	89
Deferred income taxes	—	—	24	—	24
Investment in affiliates	1,397	—	—	(1,397)	—
Intercompany borrowings	80	1,167	181	(1,428)	—
Intangible assets, net	—	79	430	—	509
Goodwill	—	—	432	—	432
Total assets	$1,535	$2,079	$2,283	$(2,917)	$2,980
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$65	$225	$—	$290
Short-term borrowings	—	—	4	—	4
Accrued expenses and other liabilities	1	71	83	—	155
Accrued interest	57	—	—	—	57
Due to affiliates	—	19	80	(92)	7
Accrued income taxes	—	—	5	—	5
Deferred income taxes	—	—	20	—	20
Current installments of long-term debt	—	—	31	—	31
Total current liabilities	58	155	448	(92)	569
Long-term debt	2,145	80	753	—	2,978
Other liabilities	—	8	42	—	50
Pension liabilities	—	186	109	—	295
Intercompany borrowings	292	73	1,063	(1,428)	—
Deferred income taxes	—	—	48	—	48
Accumulated losses of unconsolidated subsidiaries in excess of investment	—	180	—	(180)	—
Total liabilities	2,495	682	2,463	(1,700)	3,940
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,941	540	(2,481)	605
Accumulated deficit	(1,803)	(782)	(996)	1,778	(1,803)
Accumulated other comprehensive income	238	238	276	(514)	238
Total Momentive Performance Materials Inc.’s equity (deficit)	(960)	1,397	(180)	(1,217)	(960)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(960)	1,397	(180)	(1,217)	(960)
Total liabilities and equity (deficit)	$1,535	$2,079	$2,283	$(2,917)	$2,980

Condensed Consolidating Balance Sheet as of December 31, 2011:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40	$—	$159	$—	$199
Accounts receivable	—	82	233	—	315
Due from affiliates	3	60	30	(85)	8
Inventories	—	193	201	—	394
Prepaid expenses	—	11	3	—	14
Deferred income taxes	—	1	9	—	10
Other current assets	—	11	38	—	49
Total current assets	43	358	673	(85)	989
Property and equipment, net	—	495	589	—	1,084
Other long-term assets	55	9	25	—	89
Deferred income taxes	—	—	25	—	25
Investment in affiliates	1,415	—	—	(1,415)	—
Intercompany borrowings	20	1,091	259	(1,370)	—
Intangible assets, net	—	84	458	—	542
Goodwill	—	—	432	—	432
Total assets	$1,533	$2,037	$2,461	$(2,870)	$3,161
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$89	$219	$—	$308
Short-term borrowings	—	—	3	—	3
Accrued expenses and other liabilities	1	66	99	—	166
Accrued interest	61	—	1	—	62
Due to affiliates	14	26	60	(85)	15
Accrued income taxes	—	—	2	—	2
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	36	—	36
Total current liabilities	76	181	439	(85)	611
Long-term debt	1,891	—	1,004	—	2,895
Other liabilities	—	9	42	—	51
Pension liabilities	—	183	105	—	288
Intercompany borrowings	302	164	904	(1,370)	—
Deferred income taxes	—	—	52	—	52
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	85	—	(85)	—
Total liabilities	2,269	622	2,546	(1,540)	3,897
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	605	1,911	567	(2,478)	605
Accumulated deficit	(1,569)	(724)	(925)	1,649	(1,569)
Accumulated other comprehensive income	228	228	273	(501)	228
Total Momentive Performance Materials Inc.’s equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Noncontrolling interests	—	—	—	—	—
Total equity (deficit)	(736)	1,415	(85)	(1,330)	(736)
Total liabilities and equity (deficit)	$1,533	$2,037	$2,461	$(2,870)	$3,161

Condensed Consolidating Statements of Operations for the fiscal three-month period ended September 30, 2012:

	Fiscal three-month period ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$255	$429	$(113)	$571
Costs and expenses:
Cost of sales, excluding depreciation	—	186	337	(113)	410
Selling, general and administrative expenses	11	39	52	—	102
Depreciation and amortization expenses	—	21	27	—	48
Research and development expenses	—	12	6	—	18
Operating income (loss)	(11)	(3)	7	—	(7)
Other income (expense):
Interest income	—	24	3	(27)	—
Interest expense	(57)	(3)	(38)	27	(71)
Other income (expense), net	—	—	—	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(68)	18	(28)	—	(78)
Income taxes (benefit)	—	—	5	—	5
Income (loss) before earnings from unconsolidated entities	(68)	18	(33)	—	(83)
Earnings from unconsolidated entities	(13)	(31)	2	44	2
Net income (loss)	(81)	(13)	(31)	44	(81)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(81)	$(13)	$(31)	$44	$(81)
Comprehensive (loss) income	$(59)	$9	$(13)	$4	$(59)

Condensed Consolidating Statements of Operations for the fiscal three-month period ended September 30, 2011:

	Fiscal three-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$294	$487	$(128)	$653
Costs and expenses:
Cost of sales, excluding depreciation	—	212	364	(128)	448
Selling, general and administrative expenses	(16)	33	92	—	109
Depreciation and amortization expenses	—	20	29	—	49
Research and development expenses	—	14	6	—	20
Operating income (loss)	16	15	(4)	—	27
Other income (expense):
Interest income	—	26	2	(27)	1
Interest expense	(53)	(4)	(35)	27	(65)
Other income (expense), net	—	—	—	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(37)	37	(37)	—	(37)
Income taxes (benefit)	—	—	(5)	—	(5)
Income (loss) before earnings from unconsolidated entities	(37)	37	(32)	—	(32)
Earnings from unconsolidated entities	5	(32)	—	27	—
Net income (loss)	(32)	5	(32)	27	(32)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(32)	$5	$(32)	$27	$(32)
Comprehensive (loss) income	$(2)	$35	(2)	$(33)	$(2)

Condensed Consolidating Statements of Operations for the fiscal nine-month period ended September 30, 2012:

	Fiscal nine-month period ended September 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$777	$1,369	$(355)	$1,791
Costs and expenses:
Cost of sales, excluding depreciation	—	579	1,069	(355)	1,293
Selling, general and administrative expenses	17	162	160	—	339
Depreciation and amortization expenses	—	60	82	—	142
Research and development expenses	—	36	17	—	53
Operating income (loss)	(17)	(60)	41	—	(36)
Other income (expense):
Interest income	—	75	5	(79)	1
Interest expense	(163)	(8)	(106)	79	(198)
Other income (expense), net	—	—	11	—	11
Gain (loss) on extinguishment and exchange of debt	4	5	(15)	—	(6)
Income (loss) before income taxes and earnings from unconsolidated entities	(176)	12	(64)	—	(228)
Income taxes (benefit)	—	(1)	10	—	9
Income (loss) before earnings from unconsolidated entities	(176)	13	(74)	—	(237)
Earnings from unconsolidated entities	(58)	(71)	3	129	3
Net income (loss)	(234)	(58)	(71)	129	(234)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(234)	$(58)	$(71)	$129	$(234)
Comprehensive (loss) income	$(224)	$(48)	$(66)	$114	$(224)

Condensed Consolidating Statements of Operations for the fiscal nine-month period ended September 30, 2011:

	Fiscal nine-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$899	$1,568	$(426)	$2,041
Costs and expenses:
Cost of sales, excluding depreciation	—	623	1,154	(426)	1,351
Selling, general and administrative expenses	9	126	178	—	313
Depreciation and amortization expenses	—	58	89	—	147
Research and development expenses	—	41	19	—	60
Operating income (loss)	(9)	51	128	—	170
Other income (expense):
Interest income	—	78	6	(83)	1
Interest expense	(160)	(10)	(107)	83	(194)
Other income (expense), net	3	(1)	(2)	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(166)	118	25	—	(23)
Income taxes (benefit)	—	—	22	—	22
Income (loss) before earnings from unconsolidated entities	(166)	118	3	—	(45)
Earnings from unconsolidated entities	120	2	—	(122)	—
Net income (loss)	(46)	120	3	(122)	(45)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Momentive Performance Materials Inc.	$(46)	$120	$2	$(122)	$(46)
Comprehensive (loss) income	$(19)	$146	$28	$(174)	$(19)

Condensed Consolidating Statement of Cash Flows for the fiscal nine-month periods ended September 30, 2012:

	Fiscal nine-month period ended September 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(136)	$68	$32	$(48)	$(84)
Cash flows from investing activities:
Capital expenditures	—	(33)	(44)	—	(77)
Purchases of intangible assets	—	(2)	—	—	(2)
Proceeds from return of capital	—	36	—	(36)	—
Proceeds from disposal of assets	—	—	2	—	2
Net cash used in investing activities	—	1	(42)	(36)	(77)
Cash flows from financing activities:
Debt issuance costs	(5)	—	(3)	—	(8)
Increase in short-term borrowings	—	—	1	—	1
Proceeds from long-term debt	250	175	134	—	559
Dividends paid within MPM Inc.	—	(48)	—	48	—
Payments of long-term debt	—	(95)	(392)	—	(487)
Return of capital	—	—	(36)	36	—
Net borrowings with affiliates	(147)	(101)	248	—	—
Net cash provided by (used in) financing activities	98	(69)	(48)	84	65
Increase (decrease) in cash and cash equivalents	(38)	—	(58)	—	(96)
Effect of exchange rate changes on cash	—	—	1	—	1
Cash and cash equivalents, beginning of period	40	—	159	—	199
Cash and cash equivalents, end of period	$2	$—	$102	$—	$104

Condensed Consolidating Statement of Cash Flows for the fiscal nine-month periods ended September 30, 2011:

	Fiscal nine-month period ended September 30, 2011:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(76)	$143	$68	$(53)	$82
Cash flows from investing activities:
Capital expenditures	—	(41)	(35)	—	(76)
Purchases of intangible assets	—	(2)	—	—	(2)
Proceeds from the return of capital	—	11	—	(11)	—
Net cash used in investing activities	—	(32)	(35)	(11)	(78)
Cash flows from financing activities:
Debt issuance costs	(5)	—	—	—	(5)
Dividends paid within MPM Inc.	—	(49)	(4)	53	—
Decrease in short-term borrowings	—	—	(1)	—	(1)
Proceeds from long-term debt	—	—	52	—	52
Payments of long-term debt	—	—	(61)	—	(61)
Return of capital	—	—	(11)	11	—
Net borrowings between affiliates	96	(62)	(34)	—	—
Net cash provided by (used in) financing activities	91	(111)	(59)	64	(15)
Increase (decrease) in cash and cash equivalents	15	—	(26)	—	(11)
Effect of exchange rate changes on cash	—	—	8	—	8
Cash and cash equivalents, beginning of period	28	—	222	—	250
Cash and cash equivalents, end of period	$43	$—	$204	$—	$247

(13)	Subsequent Events
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
Restatement of Condensed Consolidated Financial Statements
We have restated the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, including the applicable notes as reflected in this Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note regarding restatement immediately preceding Part I, Item 1 and Note 1 of the Notes to Condensed Consolidated Financial Statements.
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
We had $3,009 million of indebtedness at September 30, 2012. Accordingly, we have significant debt service obligations. In addition, at September 30, 2012, we had $277 million in liquidity, including $104 million of unrestricted cash and cash equivalents (of which $102 million is maintained in foreign jurisdictions), and $173 million of borrowings available under our revolving credit facility. A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at September 30, 2012 is as follows:

(dollars in millions)	September 30, 2012	% of LTM Net Sales	December 31, 2011	% of LTM Net Sales

Accounts receivable	$307	12.9%	$315	11.9%
Inventories	399	16.7%	394	14.9%
Trade payables	(290)	(12.1)%	(308)	(11.7)%
Net working capital	$416	17.5%	$401	15.1%
The increase in net working capital of $15 million from December 31, 2011 was due primarily to a decrease in trade payable due to timing of vendor payments and a slight increase in inventory to meet anticipated product demand. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.
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
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Fiscal nine-month period ended
	September 30, 2012	September 30, 2011
	(dollars in millions)
Cash (used) provided by operating activities	$(84)	$82
Cash used in investing activities	(77)	(78)
Cash provided by (used) in financing activities	65	(15)
Decrease in cash and cash equivalents, before effect of exchange rate changes on cash	$(96)	$(11)

Operating activities. Cash used by operating activities was $84 million in the fiscal nine-month period ended September 30, 2012, compared to cash provided by operations of $82 million in the fiscal nine-month period ended September 30, 2011. Net loss of $234 million included $164 million of non-cash and non-operating expense items, of which $142 million was for depreciation and amortization, $15 million was amortization of deferred debt discount and issuance costs, $6 million was for the loss on the extinguishment of debt, $5 million was for unrealized foreign currency losses and $3 million of other non-cash adjustments. These were slightly offset by $3 million for deferred taxes, $3 million for earnings from unconsolidated entities and $1 million for a pension curtailment gain. Net working capital used $9 million of cash driven by an increase in inventory of $6 million and a decrease in trade payables of $9 million, offset by a decrease in our accounts receivable of $6 million. Other assets and liabilities used cash of $5 million reflecting a decrease in accrued expenses and other liabilities of $18 million and decrease in due to/due from affiliates of $1 million, partially offset by an increase in pension liability of $12 million, an increase in accrued income taxes of $1 million and a decrease in prepaid expenses and other assets of $1 million.
For the fiscal nine-month period ended September 30, 2011, net loss of $45 million included $166 million of non-cash and non-operating expense items, of which $147 million was for depreciation and amortization, $9 million was for deferred taxes, $2 million was for stock-based compensation and $12 million was in amortization of deferred debt discount and issuance costs. These amounts were offset by unrealized foreign currency gains of $2 million and other non-cash adjustments of $2 million. Net working capital used $48 million in cash driven by an increase in our accounts receivable of $21 million and inventories of $55 million, partially offset by an increase in trade payables of $28 million. Other assets and liabilities provided $9 million in cash primarily reflecting the increase pension liabilities of $12 million, an increase in due to/due from affiliates of $10 million, partially offset by an increase in prepaid expenses and other assets of $11 million and a decrease in accrued income taxes of $2 million.
Investing activities. Cash used in investing activities was $77 million in the fiscal nine-month period ended September 30, 2012, compared to $78 million in the fiscal nine-month period ended September 30, 2011. Cash used in investing activities in the fiscal nine-month period ended September 30, 2012 primarily consisted of ongoing expenditures of $77 million for environmental, health and safety compliance and maintenance projects. Cash used in investing activities in the fiscal nine-month period ended September 30, 2011 primarily consisted of ongoing expenditures of $76 million for environmental, health and safety compliance and maintenance projects.
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
The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA (as calculated under our credit agreement and as substantially calculated under our indentures) for the period presented:

		Last twelve months ended
		September 30, 2012

Net loss attributable to Momentive Performance Materials Inc.		$(329)
Gain on extinguishment and exchange of debt		(1)
Interest expense, net		260
Income taxes		14
Depreciation and amortization		192
EBITDA		136
Noncontrolling interest	(a)	—
Restructuring and other costs	(b)	46
Non cash and purchase accounting effects	(c)	11
Management fee and other	(d)	7
Pro forma savings from Shared Services Agreement	(e)	17
Pro forma savings from other initiatives	(f)	26
Exclusion of Unrestricted Subsidiary results	(g)	(20)
Adjusted EBITDA		$223

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$744
Senior Secured Leverage Ratio for the twelve-month period ended September 30, 2012	(h)	3.34

____________________

(a)	Reflects the elimination of noncontrolling interests resulting from the sale of the Shenzhen joint venture in 2011.

(b)	Relates primarily to restructuring and other costs.

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
Disclosure Controls and Procedures
At the time that our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 was filed on November 13, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. Subsequent to that evaluation, as a result of the restatement described in Note 1 to the financial statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that re-evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2012 to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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