Form 10-Q
period 2013-03-31
Momentive Performance Materials Inc.
filed 2013-05-14
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 333-146093

Momentive Performance Materials Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5748297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Hudson River Road Waterford, NY 12188	(518) 233-3370
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on May 10, 2013, was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$116	$110
Accounts receivable (net of allowance for doubtful accounts of $3)	310	293
Due from affiliates	4	6
Inventories (note 6)	401	374
Prepaid expenses	9	14
Income tax receivable	3	3
Deferred income taxes (note 8)	8	6
Other current assets	47	41
Total current assets	898	847
Property and equipment, net	976	1,016
Other long-term assets	113	108
Income tax receivable	1	1
Deferred income taxes (note 8)	26	27
Intangible assets, net	468	493
Goodwill	391	412
Total assets	$2,873	$2,904
Liabilities and Deficit
Current liabilities:
Trade payables	$276	$254
Short-term borrowings (note 7)	5	6
Accrued expenses and other liabilities	142	157
Accrued interest	97	83
Due to affiliates	3	3
Accrued income taxes	8	6
Deferred income taxes (note 8)	19	19
Current installments of long-term debt (note 7)	28	29
Total current liabilities	578	557
Long-term debt (note 7)	3,142	3,081
Other liabilities	54	56
Pension liabilities (note 10)	307	311
Deferred income taxes (note 8)	46	47
Total liabilities	4,127	4,052
Commitments & contingencies (note 9)
Deficit:
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	606	606
Accumulated deficit	(1,995)	(1,934)
Accumulated other comprehensive income	135	180
Total deficit	(1,254)	(1,148)
Total liabilities and deficit	$2,873	$2,904
See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in millions)

	Three-month period ended
	March 31, 2013	March 31, 2012
Net sales	$570	$593
Costs and expenses:
Cost of sales, excluding depreciation	390	425
Selling, general and administrative expenses	98	100
Depreciation and amortization expenses	44	46
Research and development expenses	17	18
Restructuring and other costs (note 3)	4	9
Operating income (loss)	17	(5)
Other income (expense):
Interest expense, net	(78)	(62)
Other income, net	—	3
Loss before income taxes and earnings (losses) from unconsolidated entities	(61)	(64)
Income taxes (note 8)	2	—
Loss before earnings (losses) from unconsolidated entities	(63)	(64)
Earnings (losses) from unconsolidated entities	2	(1)
Net loss	$(61)	$(65)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in millions)

	Three-month period ended
	March 31, 2013	March 31, 2012
Net loss	$(61)	$(65)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(46)	(30)
Pension and postretirement benefit reclassifications	1	(1)
Other comprehensive loss	$(106)	$(96)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in millions)

	Three-month period ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(61)	$(65)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	46
Amortization of debt discount and issuance costs	2	4
Deferred income taxes	1	(3)
(Earnings) losses from unconsolidated entities	(2)	1
Unrealized foreign currency losses (gains)	3	(3)
Other non-cash adjustments	1	1
Changes in operating assets and liabilities:
Accounts receivable	(22)	(12)
Inventories	(34)	(20)
Due to/from affiliates	1	(7)
Accrued income taxes	—	3
Prepaid expenses and other assets	(6)	6
Trade payables	36	15
Accrued expenses and other liabilities	—	(19)
Pension liabilities	3	5
Net cash used in operating activities	(34)	(48)
Cash flows from investing activities:
Capital expenditures	(20)	(29)
Purchases of intangible assets	(1)	(1)
Net cash used in investing activities	(21)	(30)
Cash flows from financing activities:
Debt issuance costs	(2)	—
(Decrease) increase in short-term borrowings	(1)	2
Proceeds from long-term debt	65	25
Payments of long-term debt	—	(29)
Net cash provided by (used in) financing activities	62	(2)
Increase (decrease) in cash and cash equivalents	7	(80)
Effect of exchange rate changes on cash	(1)	(1)
Cash and cash equivalents, beginning of period	110	199
Cash and cash equivalents, end of period	$116	$118
Supplemental information
Capital expenditures included in trade payables	$9	$17

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(Dollar amounts in millions)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity (deficit)
Balance December 31, 2012	100	$—	$606	$(1,934)	$180	$(1,148)
Net loss	—	—	—	(61)	—	(61)
Foreign currency translation adjustment—net	—	—	—	—	(46)	(46)
Pension and postretirement benefit adjustments—net	—	—	—	—	1	1

Balance at March 31, 2013	100	$—	$606	$(1,995)	$135	$(1,254)

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
The collective bargaining agreement that covers the Willoughby, Ohio, and Waterford, New York facilities will expire in the summer of 2013. The Company does not have other significant collective bargaining agreements that will expire before the end of 2013. In April 2013, the labor union representing the Sistersville, West Virginia facility ratified a one-year extension of the existing collective bargaining agreement. Therefore, the collective bargaining agreement that covers the Sistersville, West Virginia facility will expire in the summer of 2014.
In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s most recent Annual Report on Form 10-K.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(2)	Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.

(a)	Consolidation
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as of March 31, 2013 and December 31, 2012, and for the three-month periods ended March 31, 2013 and 2012. All significant intercompany balances and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation.
The Company also has investments in nonconsolidated entities, primarily consisting of a subsidiary's investments in a siloxane joint venture in China.

(b)	Income Taxes
For the three-month periods ended March 31, 2013 and 2012, the Company’s provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Discrete items are recorded in the period in which they are incurred.
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
(c) Foreign Currency
Assets and liabilities of non-U.S. operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period and any resulting translation gains and losses are included as a separate component of shareholder’s equity in the Condensed Consolidated Balance Sheets. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchanges in effect during the applicable period. Certain non-U.S. operations use the United States dollar as their functional currency since a majority of their activities are transacted in United States dollars. Aggregate realized and unrealized gains (losses) on foreign currency transactions for the three-month periods ended March 31, 2013 and 2012 were $(4) and $4, respectively. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Upon the extinguishment of long-term debt, the inception to date unrealized gains (losses) on foreign currency that have been realized are recorded in (loss) gain on extinguishment and exchange of debt in the Condensed Consolidated Statements of Operations.

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
Newly Issued and Adopted Accounting Standards

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

On February 5, 2013, the Company adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 13 for the disclosures required by the adoption of ASU 2013-02.

(f)	Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, trade payables, short-term borrowings and accrued expenses and other liabilities. Carrying amounts approximate fair value due to the short-term maturity of these instruments. The fair value of long-term debt is disclosed in Note 5.
(g) Liquidity
For the last twelve months ended March 31, 2013, the Company's cash flow from operations was insufficient to cover its interest payments, and the Company may continue to experience such shortfalls in the future. The Company's ability to make scheduled payments of principal, to pay interest on, or to refinance its indebtedness, including the notes, or to fund operations and capital expenditures, will depend on its ability to generate cash in the future. To the extent that the Company's cash flow from operations is insufficient to fund its debt service obligations, the Company would be dependent on its existing liquidity, made up of cash balances and borrowing availability under the ABL Facility and Cash Flow Facility, to meet its debt service obligations and to fund operations and capital expenditures. The Company's ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond its control.
Based on the Company's current assessment of its operating plan and the general economic outlook, the Company believes that cash flow from operations and available cash and cash equivalents, including available borrowings under its secured revolving credit facilities, will be adequate to meet its liquidity needs for at least the next twelve months.

(3)     Restructuring and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions) and services and other expenses associated with transformation savings activities.

In the second quarter of 2012, in response to the uncertain economic outlook, the Company announced additional significant restructuring programs with the intent to optimize its cost structure. Prior to the second quarter of 2012, the Company had recognized significant restructuring costs primarily related to the Momentive Combination. The Company estimates that these restructuring cost activities will occur over the next 9 to 12 months. As of March 31, 2013, the costs expected to be incurred on restructuring activities are estimated at $14, consisting mainly of workforce reductions.

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Site closure costs	Other projects	Total
Future restructuring costs expected to be incurred	$14	$—	$—	$14
Cumulative restructuring costs incurred through March 31, 2013	$35	$—	$—	$35

Accrued liability at December 31, 2012	17	—	—	17
Restructuring charges	—	—	—	—
Payments	$(6)	$—	$—	(6)
Balance as of March 31, 2013	$11	$—	$—	$11

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three months ended March 31, 2013, charges of $0 were recorded in "Restructuring and other costs" in the unaudited Condensed Consolidated Statements of Operations. At March 31, 2013 and December 31, 2012, the Company had accrued $11 and $17, respectively, for restructuring liabilities in "Accrued expenses and other liabilities" in the unaudited Condensed Consolidated Balance Sheets. All of the restructuring activity related to the Silicones business.

For the three-month periods ended March 31, 2013 and 2012, the Company recognized other costs of $4 and $5, respectively. These costs are primarily comprised of one-time payments for services and integration expenses.

(4) Related Party Transactions

On October 1, 2010 in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC. Under this agreement, as amended on March 17, 2011 (the "Shared Services Agreement"), the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and the Company. Pursuant to this agreement, during the three-month periods ended March 31, 2013 and 2012, the Company incurred approximately $23 and $39, respectively, of net costs for shared services and MSC incurred approximately $33 and $41, respectively, of net costs for shared services. Included in the net costs incurred for shared services under the Shared Services Agreement during the three-month periods ended March 31, 2013 and 2012, were estimated or initial billings from MSC to the Company of $6 and $5, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage is currently under review and subject to adjustment by the Shared Service Committee in accordance with the terms of the Shared Services Agreement. During the three-month periods ended March 31, 2013 and 2012, the Company realized approximately $4 and $7, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable of $1 and less than $1 as of March 31, 2013 and December 31, 2012, respectively, and accounts payable to MSC of $1 and less than $1 at March 31, 2013 and December 31, 2012, respectively.

Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. The Company had accounts payable to Momentive Holdings of approximately $1 and $3 under these arrangements at March 31, 2013 and December 31, 2012, respectively.

On March 17, 2011, the Company entered into an amendment to the Shared Services Agreement with MSC to reflect the terms of the Master Confidentiality and Joint Development Agreement by and between MSC and the Company entered into on the same date.

In connection with the GE Advanced Materials Acquisition, MPM Holdings entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $3.5 plus out of pocket expenses, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. This annual management fee has been waived for 2013.

The Company sells products to various affiliated businesses (affiliates). For the three-month period ended March 31, 2013, sales to affiliates amounted to $2. Receivables from affiliates were less than $1 at March 31, 2013.

The Company purchases products and services from various affiliates. Purchases under these agreements amounted to $3 for the three-month period ended March 31, 2013. Payables to affiliates as of March 31, 2013, resulting from procurement activity and services were $1.

The Company is presently a party to an off-take agreement that provides for Asia Silicones Monomer Limited (“ASM”), which is owned 50% by GE Monomer (Holdings) Pte Ltd. and its affiliates to supply siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations are satisfied). At the closing of the GE Advanced Materials Acquisition, the Company entered into a long-term supply agreement with GE and GE Monomer (Holdings)Pte. Ltd. regarding the supply of siloxane and certain related products. Pursuant to the long-term siloxane supply agreement for the period through December 2026, GE and GE Monomer (Holdings) Pte. Ltd. will ensure the Company a minimum annual supply of siloxane and certain related products at least equal to the amount purchased by GE Toshiba Silicones (Thailand) Limited during the twelve month period ending November 30, 2006, subject to customary force majeure provisions and certain other limited exceptions. Under the current arrangement, the Company is committed to purchase approximately $113 for 2013 and $113 each year thereafter of off-take product, assuming total ASM production is equal to current volumes, without taking into account inflation and changes in foreign exchange rates. The Company purchased approximately $20 of supply from ASM for the three-month period ended March 31, 2013. Pursuant to an Assignment and Assumption Agreement, GE Monomer (Holdings) Pte. Ltd. also assigned its interest as licensor under a certain Technology License Agreement with ASM to the Company. Under this Technology License Agreement, the Company received royalties from ASM of less than $1 for the three-month period ended March 31, 2013.

An affiliate of GE was one of the lenders under the Company's $300 senior secured revolving credit facility, which was replaced in April 2013. The affiliate of GE represented approximately $160 of the lenders' $300 commitment under such facility. Such affiliate is now the lender under the Company's new $75 million secured revolving credit facility, as further described in Note 7 below.

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

At March 31, 2013 and December 31, 2012, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three-month period ended March 31, 2013 that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at March 31, 2013:

	Carrying Amount	Fair Value
		Level 1	Level 2		Level 3

First Lien Notes	$1,100	$—	$1,144	964	$—
Springing Lien Notes	1,331	—	1,020		—
Senior Subordinated Notes	380	—	231		—
Senior Secured Notes	250	—	252		—

Total	$3,061	$—	$2,647		$—

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

In addition, the fair values of the $2 outstanding medium term loan, the $23 outstanding fixed asset loan, the $19 of outstanding working capital loans and the $65 of borrowings under the revolving credit facility were approximately the same as their outstanding balances. Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, trade payables and accrued expenses and other liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

(6)	Inventories
Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials and work in process	$105	$107
Finished goods	296	267
Total inventories	$401	$374

(7)	Debt Obligations

(a)	Short-Term Borrowings
At March 31, 2013, the Company's short-term borrowings consisted of bank borrowings of $5 with a weighted average interest rate of 9.92%. At December 31, 2012, the Company's short-term borrowings consisted of bank borrowings of $6 with a weighted average interest rate of 9.78%.

(b)	Long-Term Debt
At March 31, 2013, the Company's senior secured credit facility (the “Old Credit Facility”), which was subsequently terminated as described below, consisted of a $300 revolving credit facility that included borrowing capacity available for letters of credit of up to $100 (the “Old Revolver”) and a $33 synthetic letter of credit facility (the “Old Synthetic Facility”). As of March 31, 2013, the Company had $65 of outstanding borrowings under the Old Revolver. The outstanding letters of credit under the Old Revolver at March 31, 2013 were $50, leaving an unused borrowing capacity of $185. Outstanding letters of credit issued under the Old Synthetic Facility at March 31, 2013 were $22, leaving an unused capacity of $11.
In April 2013, the Company entered into two new secured revolving credit facilities: a $270 asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (the “ABL Facility”), and a $75 revolving credit facility with an affiliate of GE, which supplements the ABL Facility (the “Cash Flow Facility”). The ABL Facility and Cash Flow Facility replaced the Old Credit Facility.
The ABL Facility has a five-year term, unless, on the date that is 91 days prior to the scheduled maturity of the Company's 11.5% Senior Subordinated Notes due 2016, more than $50 aggregate principal amount of such notes is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $270, subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The ABL Facility includes borrowing capacity for letters of credit of up to $125. The borrowers under the ABL Facility are the Company's wholly-owned subsidiaries: Momentive Performance Materials USA Inc. (“MPM USA”), Momentive Performance Materials GmbH (“MPM GmbH”), Momentive Performance Materials Quartz GmbH and Momentive Performance Materials Nova Scotia ULC (“MPM Nova Scotia”).
The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the borrowing base certificate for May 2013, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenant, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if availability is less than the greater of

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company's, its domestic subsidiaries' and certain of its foreign subsidiaries' assets other than ABL Priority Collateral (the “Notes Priority Collateral”), in each case subject to certain exceptions and permitted liens.
The Cash Flow Facility matures on December 3, 2014, which is the same maturity as the Old Revolver. The amount committed under the Cash Flow Facility is $75, which may not be borrowed if the borrowing of such amount (or any portion thereof) could be borrowed under the ABL Facility without violating a utilization test under the Cash Flow Facility. The borrowers under the Cash Flow Facility are the Company's wholly-owned subsidiaries: MPM USA, MPM GmbH and MPM Nova Scotia.
The Cash Flow Facility bears interest at a floating rate based on LIBOR plus a margin of 6.00%. In addition to paying interest on outstanding principal under the Cash Flow Facility, the Company is required to pay an undrawn fee of 3.00% to the lender in respect of the unutilized commitments. The Cash Flow Facility has substantially the same incurrence covenants and maintenance covenants as the Old Credit Facility, but the senior secured leverage ratio maintenance covenant, which requires the Company to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio if there are any outstanding borrowings thereunder, will not begin to apply until the third quarter of 2014.
The security arrangements for the Cash Flow Facility include first-priority liens on the Notes Priority Collateral owned by the Company and its domestic subsidiaries which are pari passu with the Company's 8.875% First-Priority Senior Secured Notes due 2020 (the “First Lien Notes”), second-priority liens on the ABL Priority Collateral owned by the Company and its domestic subsidiaries, which are junior to the ABL Facility and pari passu with the First Lien Notes, first-priority liens on Notes Priority Collateral owned by certain foreign subsidiaries of the Company, which are senior to the ABL Facility, and second-priority liens on the ABL Priority Collateral owned by such foreign subsidiaries, which are junior to the ABL Facility, in each case subject to certain exceptions and permitted liens.
At March 31, 2013, the Company was in compliance with the covenants of all long-term debt agreements.

(8)	Income Taxes
The effective tax rate was (3)% and 0% for the three-month periods ended March 31, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates.  The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance. The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company's assessment that the net deferred tax assets will likely not be realized.
For the three-month periods ended March 31, 2013 and 2012 income taxes include favorable discrete tax adjustments of $2 and $0, respectively, pertaining to the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2012 and is expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $189, which could result in a tax obligation of $67, based on currency exchange rates as of March 31, 2013. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

(9) Commitments and Contingencies

(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
(b) Environmental Matters
The Company is involved in certain remediation actions to clean up soil and/or groundwater contamination as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company's best estimate of discounted future costs. As of March 31, 2013 and December 31, 2012, the Company had recognized obligations of $5 and $6, respectively, for remediation costs at the Company's manufacturing facilities and offsite landfills. These amounts are included in "Other liabilities" in the accompanying Condensed Consolidated Balance Sheets. The undiscounted obligations, which are expected to be paid over the next 100 years, are approximately $20.

(10)	Pension Plans and Other Postretirement Benefits
The following are the components of the Company’s net pension and postretirement benefit expense for the three-month periods ended March 31, 2013 and 2012:

	Pension		Postretirement
	Three-month period ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service cost	$4	$7	$1	$1
Interest cost	3	3	1	1
Expected return on plan assets	(2)	(2)	—	—
Other	1	1	—	—
Total	$6	$9	$2	$2

In 2013, the Company expects to contribute approximately $4 and $3 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $2 to its Domestic plans during the three-month period ended March 31, 2013.

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

The Company's organizational structure continues to evolve. It is also continuing to refine its operating structure to better align its services to its customers and improve its cost position, while continuing to invest in global growth opportunities.
An update of the accounting policies of the Silicones and Quartz businesses are as described in the summary of significant accounting policies in Note 2.
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by business. Segment EBITDA is defined as EBITDA adjusted for certain non-cash and certain other income and expenses. Segment EBITDA is the primary performance measure used by the Company's senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions.
Net Sales(1):

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Three Months Ended March 31
	2013	2012
Silicones	$528	$536
Quartz	42	57
Total	$570	$593

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.

Segment EBITDA:

	Three Months Ended March 31
	2013	2012
Silicones	$75	$50
Quartz	5	9
Other	(12)	(11)
Total	$68	$48
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31
	2013	2012
Segment EBITDA:
Silicones	$75	$50
Quartz	5	9
Other	(12)	(11)
Total	68	48

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(1)	5
Restructuring and other costs	(4)	(10)
Total adjustments	(5)	(5)
Interest expense, net	(78)	(62)
Income tax (expense) benefit	(2)	—
Depreciation and amortization	(44)	(46)
Net loss	$(61)	$(65)
 Items Not Included in Segment EBITDA
Non-cash charges primarily represent stock-based compensation expense, unrealized derivative and foreign exchange gains and losses and asset disposal gains and losses. Restructuring and other costs primarily include expenses from the Company's restructuring and cost optimization programs and management fees paid to its owner.
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three months ended March 31, 2013, these items primarily include net foreign exchange transaction gains and losses and asset disposal gains. For the three months ended March 31, 2012, these items primarily include net foreign exchange transaction gains and losses.

(12)     Stock-based Compensation

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

On March 8, 2013, the Compensation Committee of the Board of Managers of Momentive Holdings approved grants of unit options and restricted deferred units under the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (the “2011 Equity Plan”). The unit options are rights to purchase common units of Momentive Holdings at a fixed price. The restricted deferred units are rights to receive a common unit of Momentive Holdings. The awards contain restrictions on transferability and other typical terms and conditions.
The following is a summary of key terms of the stock-based awards granted to MPM employees under the 2011 Equity Plan on March 8, 2013:

Award	Units Granted	Vesting Terms	Option/Unit Term
Unit Options	1,743,994	Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan	10 years

Restricted Deferred Units (“RDUs”)	1,377,110
Performance-based: Vest upon the earlier of 1) one year from the achievement of the targeted common unit value and a realization event or 2) six months from the achievement of the targeted common unit value and a change in control event, as such terms are defined by the 2011 Equity Plan
			N/A
Unit Options
On March 8, 2013, the Company granted Unit Options with an aggregate grant date fair value of approximately $1. The fair value was estimated at the grant date using a Monte Carlo valuation method. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.11% to 2.06%, expected volatility rates ranged from 28.1% to 35.5% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 6.2 years.
Restricted Deferred Units
On March 8, 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of March 31, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan, under which the above awards were granted, was issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MPM’s behalf, as a result of the employees’ services to MPM. All compensation cost is recorded over the requisite service period on a graded-vesting basis.

(13)     Changes in Other Comprehensive Loss
Following is a summary of amounts reclassified from “Accumulated other comprehensive loss” for the three months ended March 31, 2013 and 2012:

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Pension and Postretirement Items	Foreign Currency Translation Gains (Losses)	Total	Pension and Postretirement Items	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$(65)	$245	$180	$(46)	$274	$228
Other comprehensive loss before reclassifications, net of tax	—	(46)	(46)	—	(30)	(30)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	1	—	1	(1)	—	(1)
Net other comprehensive income	1	(46)	(45)	(1)	(30)	(31)
Ending balance	$(64)	$199	$135	$(47)	$244	$197

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 10).

(14)     Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
As of March 31, 2013, the Company had outstanding $1,100 in aggregate principal amount of first-lien notes, $250 in aggregate principal amount of senior secured notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of the Company except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, the secured revolving credit facilities are secured by, among other things, most of the assets of the Parent, the guarantor subsidiaries and certain non-guarantor subsidiaries, subject to certain exceptions and permitted liens.

Condensed Consolidating Balance Sheet as of March 31, 2013:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2	$1	$113	$—	$116
Accounts receivable	—	83	227	—	310
Due from affiliates	2	78	29	(105)	4
Inventories	—	180	221	—	401
Prepaid expenses	—	5	4	—	9
Income tax receivable	—	—	3	—	3
Deferred income taxes	—	—	8	—	8
Other current assets	—	8	39	—	47
Total current assets	4	355	644	(105)	898
Property and equipment, net	—	455	521	—	976
Other long-term assets	78	13	22	—	113
Income tax receivable	—	1	—	—	1
Deferred income taxes	—	—	26	—	26
Investment in affiliates	1,980	—	—	(1,980)	—
Intercompany borrowings	165	1,736	21	(1,922)	—
Intangible assets, net	—	75	393	—	468
Goodwill	—	—	391	—	391
Total assets	$2,227	$2,635	$2,018	$(4,007)	$2,873
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$70	$206	$—	$276
Short-term borrowings	—	—	5	—	5
Accrued expenses and other liabilities	1	64	77	—	142
Accrued interest	97	—	—	—	97
Due to affiliates	1	25	82	(105)	3
Accrued income taxes	—	—	8	—	8
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	28	—	28
Total current liabilities	99	159	425	(105)	578
Long-term debt	3,061	65	16	—	3,142
Other liabilities	1	9	44	—	54
Pension liabilities	—	175	132	—	307
Intercompany borrowings	320	23	1,579	(1,922)	—
Deferred income taxes	—	—	46	—	46
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	224	—	(224)	—
Total liabilities	3,481	655	2,242	(2,251)	4,127
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	606	2,633	691	(3,324)	606
Accumulated deficit	(1,995)	(788)	(1,083)	1,871	(1,995)
Accumulated other comprehensive income	135	135	168	(303)	135
Total equity (deficit)	(1,254)	1,980	(224)	(1,756)	(1,254)
Total liabilities and equity (deficit)	$2,227	$2,635	$2,018	$(4,007)	$2,873

Condensed Consolidating Balance Sheet as of December 31, 2012:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$2	$107	$—	$110
Accounts receivable	—	74	219	—	293
Due from affiliates	2	70	38	(104)	6
Inventories	—	164	210	—	374
Prepaid expenses	—	10	4	—	14
Income tax receivable	—	—	3	—	3
Deferred income taxes	—	—	6	—	6
Other current assets	—	7	34	—	41
Total current assets	3	327	621	(104)	847
Property and equipment, net	—	463	553	—	1,016
Other long-term assets	77	9	22	—	108
Income tax receivable	—	1	—	—	1
Deferred income taxes	—	—	27	—	27
Investment in affiliates	2,005	—	—	(2,005)	—
Intercompany borrowings	171	1,726	28	(1,925)	—
Intangible assets, net	—	77	416	—	493
Goodwill	—	—	412	—	412
Total assets	$2,256	$2,603	$2,079	$(4,034)	$2,904
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$1	$56	$197	$—	$254
Short-term borrowings	—	—	6	—	6
Accrued expenses and other liabilities	2	65	90	—	157
Accrued interest	83	—	—	—	83
Due to affiliates	—	29	78	(104)	3
Accrued income taxes	—	—	6	—	6
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	29	—	29
Total current liabilities	86	150	425	(104)	557
Long-term debt	3,065	—	16	—	3,081
Other liabilities	1	7	48	—	56
Pension liabilities	—	175	136	—	311
Intercompany borrowings	252	106	1,567	(1,925)	—
Deferred income taxes	—	—	47	—	47
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	160	—	(160)	—
Total liabilities	3,404	598	2,239	(2,189)	4,052
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	606	2,631	699	(3,330)	606
Accumulated deficit	(1,934)	(806)	(1,048)	1,854	(1,934)
Accumulated other comprehensive income	180	180	189	(369)	180
Total equity (deficit)	(1,148)	2,005	(160)	(1,845)	(1,148)
Total liabilities and equity (deficit)	$2,256	$2,603	$2,079	$(4,034)	$2,904

Condensed Consolidating Statements of Operations for the three-month period ended March 31, 2013:

	Three-month period ended March 31, 2013
	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Net sales	$—	$251	—	$434	—	$(115)	$570
Costs and expenses:			—		—
Cost of sales, excluding depreciation	—	166	—	339	—	(115)	390
Selling, general and administrative expenses	4	40	—	58	—	—	102
Depreciation and amortization expenses	—	18	—	26	—	—	44
Research and development expenses	—	11	—	6	—	—	17
Operating income (loss)	(4)	16		5		—	17
Other income (expense):
Interest income	—	39	—	—	—	(38)	1
Interest expense	(75)	(2)	—	(40)	—	38	(79)
Other income (expense), net	—	—	—	—	—	—	—
Income (loss) before income taxes and earnings from unconsolidated entities	(79)	53		(35)		—	(61)
Income taxes (benefit)	—	—		2		—	2
Income (loss) before earnings from unconsolidated entities	(79)	53		(37)		—	(63)
Earnings (losses) from unconsolidated entities	18	(35)		2		17	2
Net income (loss)	$(61)	$18		$(35)		$17	$(61)
Comprehensive (loss) income	$(106)	$(27)	—	$(56)	—	$83	$(106)

Condensed Consolidating Statements of Operations for the three-month period ended March 31, 2012:

	Three-month period ended March 31, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$252	$452	$(111)	$593
Costs and expenses:
Cost of sales, excluding depreciation	—	192	344	(111)	425
Selling, general and administrative expenses	13	51	45	—	109
Depreciation and amortization expenses	—	18	28	—	46
Research and development expenses	—	12	6	—	18
Operating income (loss)	(13)	(21)	29	—	(5)
Other income (expense):
Interest income	—	26	1	(27)	—
Interest expense	(52)	(3)	(34)	27	(62)
Other income (expense), net	—	—	3	—	3
Income (loss) before income taxes and earnings from unconsolidated entities	(65)	2	(1)	—	(64)
Income taxes (benefit)	—	—	—	—	—
Income (loss) before earnings from unconsolidated entities	(65)	2	(1)	—	(64)
Earnings from unconsolidated entities	—	(2)	(1)	2	(1)
Net income (loss)	(65)	—	(2)	2	(65)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Momentive Performance Materials Inc.	$(65)	$—	$(2)	$2	$(65)
Comprehensive (loss) income	$(96)	$(31)	(31)	$62	$(96)

Condensed Consolidating Statement of Cash Flows for the three-month periods ended March 31, 2013:

	Three-month period ended March 31, 2013:
	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(67)	—	$34	—	$(1)	—	$—	$(34)
Cash flows from investing activities:		—		—		—
Capital expenditures	—	—	(8)	—	(12)	—	—	(20)
Purchases of intangible assets	—	—	(1)	—	—	—	—	(1)
Proceeds from return of capital	—		13		—		(13)	—
Net cash provided by (used in) investing activities	—		4		(12)		(13)	(21)
Cash flows from financing activities:
Debt issuance costs	(2)	—	—	—	—	—	—	(2)
Increase in short-term borrowings	—	—	—	—	(1)	—	—	(1)
Proceeds from long-term debt	—	—	65	—	—	—	—	65
Return of capital	—	—	—	—	(13)	—	13	—
Net borrowings with affiliates	70	—	(104)	—	34	—	—	—
Net cash provided by (used in) financing activities	68		(39)		20		13	62
Increase (decrease) in cash and cash equivalents	1		(1)		7		—	7
Effect of exchange rate changes on cash	—	—	—	—	(1)	—	—	(1)
Cash and cash equivalents, beginning of period	1	—	2	—	107	—	—	110
Cash and cash equivalents, end of period	$2		$1		$113		$—	$116

Condensed Consolidating Statement of Cash Flows for the three-month periods ended March 31, 2012:

	Three-month period ended March 31, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(81)	$12	$21	$—	$(48)
Cash flows from investing activities:
Capital expenditures	—	(13)	(16)	—	(29)
Purchases of intangible assets	—	(1)	—	—	(1)
Net cash used in investing activities	—	(14)	(16)	—	(30)
Cash flows from financing activities:
Increase in short-term borrowings	—	—	2	—	2
Proceeds from long-term debt	25	—	—	—	25
Payments of long-term debt	(25)	—	(4)	—	(29)
Net borrowings with affiliates	47	2	(49)	—	—
Net cash provided by (used in) financing activities	47	2	(51)	—	(2)
Decrease in cash and cash equivalents	(34)	—	(46)	—	(80)
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Cash and cash equivalents, beginning of period	40	—	159	—	199
Cash and cash equivalents, end of period	$6	$—	$112	$—	$118

(15)	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 14, 2013, the date at which the financial statements were available to be issued, and determined there are no other items that require adjustments to and/or disclosures in the unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., pricing actions by our competitors that could affect our operating margins, the impact of our substantial indebtedness, our failure to comply with the financial maintenance covenants under our secured revolving credit facilities or other covenants under such facilities or other debt instruments, and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section in our most recent Annual Report on Form 10-K, our other filings made with the SEC and this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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

Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc. and referred to herein as "MSC"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the "Momentive Combination." In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (referred to herein as the "Shared Services Agreement"), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC and requires that the Shared Service Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is currently under review and subject to adjustment by the Shared Service Committee in accordance with the terms of the Shared Services Agreement.
We anticipate that the Momentive Combination will provide opportunities to streamline our business and reduce our cost structure, and are currently targeting $64 million of cost savings related to the Momentive Combination. Through March 31, 2013, we realized $63 million of these savings on a run-rate basis, and anticipate fully realizing the remaining anticipated savings over the next 9 to 12 months.
First Quarter 2013 Overview

•
Net sales decreased $23 million in the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a decrease in volume of $11 million, unfavorable exchange rate fluctuations of $8 million and a decrease in price and mix shift of $4 million.

•
During the three months ended March 31, 2013, we realized approximately $4 million in cost savings as a result of the Shared Services Agreement with MSC bringing our total realized savings under the agreement to $59 million. During the quarter, we also realized approximately $4 million in cost savings as a result of other initiatives bringing our total realized savings under these initiatives to $19 million. As of March 31, 2013, we have approximately $5 million of in-process cost savings in connection with the Shared Services Agreement and approximately $17 million of in-process cost savings in connection with other initiatives that we expect to achieve over the next 9 to 18 months.

Recent Refinancing Transactions

•
In April 2013, we entered into two new secured revolving credit facilities: a $270 million asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (referred to herein as the ABL Facility), and a $75 million revolving credit facility with an affiliate of GE, which supplements the ABL Facility and is available subject to a certain utilization test based on borrowing availability under the ABL Facility (referred to herein as the Cash Flow Facility). The ABL Facility and Cash Flow Facility replaced our senior secured credit facility. For additional information regarding these facilities, see “—Liquidity and Capital Resources”.

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

Due to recent worldwide economic developments, the short-term outlook for 2013 for our business is difficult to predict. In the first quarter of 2013, sales increased approximately 2% in our silicones business versus the fourth quarter of 2012, as a result of slightly improving economic conditions, although volumes decreased slightly. Sales at our Quartz business declined approximately 9% in the first quarter of 2013, as compared to the fourth quarter of 2012, as a result of the cyclical downturn in the semiconductor capital equipment industry. We expect the continued volatility in the global markets, economic softness across the world and lack of consumer confidence, as well as continued over-capacity in our industry, will continue to adversely impact our results for the remainder of 2013.

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

In response to the uncertain economic outlook, we have begun to execute restructuring and cost reduction programs with $17 million of in-process cost savings. We continue to evaluate additional actions that could lead to more significant restructuring, exit and disposal costs and asset impairments.

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

We remain optimistic about our position in the global markets when they recover to more stable conditions.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)	Three-month period ended
	March 31, 2013		March 31, 2012
Net sales	$570	100%	$593	100%
Costs and expenses:
Cost of sales, excluding depreciation	390	68%	425	72%
Selling, general and administrative expenses	142	25%	146	25%
Research and development expenses	17	3%	18	3%
Restructuring and other costs	4	1%	9	2%
Operating income (loss)	17	3%	(5)	(1)%
Other income (expense)
Interest expense, net	(78)	(14)%	(62)	(11)%
Other income, net	—	—	3	1%
Loss before income taxes and earnings (losses) from unconsolidated entities	(61)	(11)%	(64)	(11)%
Income taxes	2	—%	—	—%
Loss before earnings (losses)from unconsolidated entities	(63)	(11)%	(64)	(11)%
Earnings (losses) from unconsolidated entities	2	—	(1)	—%
Net loss	$(61)	(11)%	$(65)	(11)%
Net Sales by Business
Silicones	$528	93%	$536	90%
Quartz	42	7%	57	10%
Total	$570	100%	$593	100%

Net Sales. Net sales in the three-month period ended March 31, 2013 were $570 million, compared to $593 million for the three-month period ended March 31, 2012 (the "first quarter in 2012"), a decrease of $23 million or 4%. The decrease was primarily due to a decrease in volume of $11 million, unfavorable exchange rate fluctuations of $8 million and a decrease in price and mix shift of $4 million. Sales were negatively impacted by lower sales in the construction and industrial sectors, as well as by a downturn in demand for semiconductor related products. Compared to the fourth quarter of 2012, net sales were relatively flat.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the three-month period ended March 31, 2013 was $390 million, compared to $425 million for the first quarter in 2012, a decrease of $35 million or 8%. The decrease was primarily due to deflation in raw material and processing costs of $29 million, exchange rate fluctuations of $8 million and cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $6 million, partially offset by the impact of lower factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the three-month period ended March 31, 2013 were $142 million, compared to $146 million for the first quarter in 2012, a decrease of $4 million or 3%. The decrease was primarily due to lower pay and benefit expenses of $9 million as a result of lower headcount from our restructuring programs, cost savings as a result of the Shared Services Agreement with MSC of $2 million, lower services expenses of $2 million and lower depreciation and amortization expenses. The foregoing amounts were partially offset by exchange rate fluctuations of $8 million (primarily relating to the translation of debt denominated in a currency other than the functional currency) and inflation of $3 million.
Research and Development Expenses. Research and development expenses in the three-month period ended March 31, 2013 were $17 million, compared to $18 million for the first quarter in 2012, a decrease of $1 million or 6%. The decrease was primarily related to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the three-month period ended March 31, 2013 were $4 million, compared to $9 million for the first quarter in 2012. For the three-month period ended March 31, 2013, these costs were comprised of other costs (primarily one-time payments for services and integration costs) of $4 million. For the three-month period ended March 31, 2012, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $4 million and other costs (primarily one-time payments for services and integration costs) of $5 million. See Note 3 to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the three-month period ended March 31, 2013 was $78 million, compared to $62 million for the first quarter in 2012, an increase of $16 million or 26%. The increase was driven by higher average interest rates primarily as a result of our debt refinancing transactions in April, May and October 2012.
Income Taxes. The effective tax rate was (3)% and 0% for the three-month period ended March 31, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2012 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $189 million, which could result in a tax obligation of $67 million, based on currency exchange rates as of March 31, 2013. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Net Loss. Net loss for the three-month period ended March 31, 2013 was $61 million, compared to $65 million for the first quarter quarter in 2012. The change was a result of the effects described above.
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

(in millions)	Three Months Ended March 31,
	2013	2012
Net Sales(1):
Silicones	$528	$536
Quartz	42	57
Total	$570	$593

Segment EBITDA:
Silicones	$75	$50
Quartz	5	9
Other	(12)	(11)
Total	$68	$48

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012 Business Results
Following is an analysis of the percentage change in sales by business from the three months ended March 31, 2012 to the three months ended March 31, 2013:

	Volume	Price/Mix	Currency Translation	Total
Silicones	1%	(1)%	(1)%	(1)%
Quartz	(26)%	1%	(1)%	(26)%
Silicones
Net sales for our Silicones business in the three-month period ended March 31, 2013 were $528 million, compared to $536 million for the first quarter in 2012, a decrease of $8 million or 1%. The decrease was primarily due to unfavorable exchange rate fluctuations of $7 million and a decrease in price and mix shift of $4 million, partially offset by an increase in volume of $3 million. Sales in our Silicones segment were negatively impacted by lower sales in the automotive, electronics and industrial sectors. Compared to the fourth quarter of 2012, net sales for our Silicones business increased approximately 2% as a result of slightly improving economic conditions.
Cost of sales, excluding depreciation, for our Silicones business was $364 million, compared to $390 million for the first quarter in 2012, a decrease of $26 million or 7%. The decrease was primarily due to deflation in raw material and processing costs of $30 million, exchange rate fluctuations of $7 million and cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $6 million, partially offset by the impact of lower factory leverage.
Segment EBITDA in the first quarter of 2013 increased by $25 million to $75 million compared to the first quarter of 2012. The increase was primarily due to the factors discussed above.
Quartz
Net sales for our Quartz business in the three-month period ended March 31, 2013 were $42 million, compared to $57 million for the first quarter in 2012, a decrease of $15 million or 26%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products. Compared to the fourth quarter of 2012 net sales for our Quartz business declined approximately 9%.
Cost of sales, excluding depreciation, for our Quartz business was $26 million for the three-month period ended March 31, 2013, compared to $35 million in the first quarter in 2012, a decrease of $9 million or 26%. The decrease was primarily due to lower volume.
Segment EBITDA in the first quarter of 2013 decreased by $4 million to $5 million compared to the first quarter of 2012. The decrease was primarily due to the factors discussed above.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $1 million to $12 million compared to the first quarter of 2012.

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2013	2012
Segment EBITDA:
Silicones	$75	$50
Quartz	5	9
Other	(12)	(11)
Total	68	48

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(1)	5
Restructuring and other costs	(4)	(10)
Total adjustments	(5)	(5)
Interest expense, net	(78)	(62)
Income tax (expense) benefit	(2)	—
Depreciation and amortization	(44)	(46)
Net loss	$(61)	$(65)

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

Liquidity and Capital Resources

We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.
We had $3,170 million of indebtedness at March 31, 2013. Accordingly, we have significant debt service obligations. In addition, at March 31, 2013, we had $301 million in liquidity, including $116 million of unrestricted cash and cash equivalents (of which $113 million is maintained in foreign jurisdictions), and $185 million of borrowings available under our senior secured credit facility (which was replaced in April by our new secured revolving credit facilities described below). A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at March 31, 2013 and December 31, 2012 is as follows:

(dollars in millions)	March 31, 2013	% of LTM Net Sales	December 31, 2012	% of LTM Net Sales

Accounts receivable	$310	13.3%	$293	12.4%
Inventories	401	17.2%	374	15.9%
Trade payables	(276)	(11.8)%	(254)	(10.8)%
Net working capital	$435	18.7%	$413	17.5%
The increase in net working capital of $22 million from December 31, 2012 was due primarily to an increase in inventory levels to meet customer demands. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three-month period ended
	March 31, 2013	March 31, 2012
	(dollars in millions)
Cash used in operating activities	$(34)	$(48)
Cash used in investing activities	(21)	(30)
Cash provided by (used) in financing activities	62	(2)
Increase (decrease) in cash and cash equivalents, before effect of exchange rate changes on cash	$7	$(80)

Operating activities. Cash used in operating activities was $34 million in the three-month period ended March 31, 2013, compared to $48 million in the three-month period ended March 31, 2012. Net loss of $61 million included $49 million of non-cash and non-operating income items, of which $44 million was for depreciation and amortization, $2 million was amortization of deferred debt discount and issuance costs, $3 million was for unrealized foreign currency losses, $1 million was for deferred taxes and $1 million was for other non-cash adjustments. These were slightly offset by $2 million for earnings from unconsolidated entities. Net working capital used $20 million of cash driven by increases in inventory of $34 million and in accounts receivable of $22 million, offset by an increase in our trade payables of $36 million. Other assets and liabilities used cash of $2 million primarily reflecting an increase in prepaid expenses and other assets of $6 million, partially offset by an increase in pension liabilities of $3 million.
For the three-month period ended March 31, 2012, net loss of $65 million included $46 million of non-cash and non-operating expense items, of which $46 million was for depreciation and amortization, $4 million was in amortization of deferred debt discount and issuance costs, $1 million was from losses from unconsolidated entities and other non-cash adjustments of $1 million. These amounts were slightly offset by $3 million for deferred taxes and $3 of unrealized foreign currency gains. Net working capital used $17 million of cash driven by an increase in our accounts receivable of $12 million and inventories of $20 million, partially offset by an increase in trade payables of $15 million. Other assets and liabilities used cash of $12 million reflecting a decrease in accrued expenses and other liabilities of $19 million, an increase in due to/due from affiliates of $7 million, partially offset by a decrease in prepaid expenses and other assets of $6 million, an increase in pension liabilities of $5 million and an increase in accrued income taxes of $3 million.
Investing activities. Cash used in investing activities was $21 million in the three-month period ended March 31, 2013, compared to $30 million in the three-month period ended March 31, 2012. Cash used in investing activities in the three-month period ended March 31, 2013 primarily consisted of ongoing expenditures of $20 million ($12 million on an accrual basis) for environmental, health and safety compliance and maintenance projects. Cash used in investing activities in the three-month period ended March 31, 2012 primarily consisted of ongoing expenditures of $29 million ($20 million on an accrual basis) for environmental, health and safety compliance and maintenance projects.
Financing activities. Cash provided by financing activities was $62 million in the three-month period ended March 31, 2013, compared to $2 million of cash used by financing activities in the three-month period ended March 31, 2012. Cash provided by financing activities in the three-month period ended March 31, 2013 consisted of proceeds of long-term debt of $65 million, partially offset by debt issuance costs of $2 million and a decrease in short-term borrowings of $1 million. Cash used in financing activities in the three-month period ended March 31, 2012 consisted of principal payments of $29 million, offset by proceeds from long-term debt of $25 million and an increase in short-term borrowings of $2 million.
For 2013, we expect the following significant cash outflows: interest payments on our fixed rate First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $288 million in total (with first quarter and third quarter payments of approximately $61 million, and second and fourth quarter payments of approximately $83 million); interest payments and fees related to our secured revolving credit facilities, depending on usage of the facilities during the year; principal (due semi-annually) and interest (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively; restructuring payments of approximately $17 million, global pension fund contributions of approximately $7 million and income tax payments estimated at $19 million. Capital spending in 2013 is expected to be between $90 million and $100 million. We expect to fund these significant outflows with available cash and cash equivalents, including available borrowings under our secured revolving credit facilities.
At March 31, 2013, our senior secured credit facility (the “Old Credit Facility”), which was subsequently replaced as described below, consisted of a $300 million revolving credit facility that included borrowing capacity available for letters of credit of up to $100 million (the “Old Revolver”) and a $33 million synthetic letter of credit facility (the “Old Synthetic Facility”). There were $65 million of borrowings outstanding under the Old Revolver at March 31, 2013. The outstanding letters of credit under the Old Revolver at March 31, 2013 were $50 million, leaving unused borrowing capacity of $185 million. Outstanding letters of credit issued under the Old Synthetic Facility at March 31, 2013 were $22 million, leaving an unused capacity of $11 million. Loans under the Old Revolver bore interest at an adjusted LIBOR rate plus an applicable margin of 6.00% as of January 15, 2013. The commitment fee on the unused portion of the Old Revolver was 4.00% as of January 15, 2013.
In April 2013, we entered into two new secured revolving credit facilities: a $270 million asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (the “ABL Facility”), and a $75 million revolving credit facility with an affiliate of GE, which supplements the ABL Facility (the “Cash Flow Facility”). The ABL Facility and Cash Flow Facility (collectively, the "April Refinancing") replaced the Old Credit Facility. At March 31, 2013 on a pro forma basis for the April Refinancing, we had $290 million in liquidity, including $116 million of unrestricted cash and cash equivalents (of which $113 million is maintained in foreign jurisdictions), and $174 million of borrowings available under our new secured revolving credit facilities (without triggering the financial maintenance covenant under the ABL Facility).
The ABL Facility has a five-year term, unless, on the date that is 91 days prior to the scheduled maturity of our 11.5% Senior Subordinated Notes due 2016, more than $50.0 million aggregate principal amount of such notes is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $270 million, subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The ABL Facility includes borrowing capacity for letters of credit of up to $125 million. The borrowers under the ABL Facility are our wholly-owned subsidiaries: Momentive Performance Materials USA Inc. (“MPM USA”), Momentive Performance Materials GmbH (“MPM GmbH”), Momentive Performance Materials Quartz GmbH and Momentive Performance Materials Nova Scotia ULC (“MPM Nova Scotia”).
The ABL Facility bears interest at a floating rate based on, at our option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the borrowing base certificate for May 2013, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, we will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenant, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27 million. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets owned by us, our domestic subsidiaries and certain of our foreign subsidiaries, and, in the case of such foreign subsidiaries, machinery and equipment (the “ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of our and our domestic subsidiaries' and certain of our foreign subsidiaries' assets other than ABL Priority Collateral (the “Notes Priority Collateral”), in each case subject to certain exceptions and permitted liens.
The Cash Flow Facility matures on December 3, 2014, which is the same maturity as the Old Revolver. The amount committed under the Cash Flow Facility is $75 million, which may not be borrowed if the borrowing of such amount (or any portion thereof) could be borrowed under the ABL Facility without violating a utilization test under the Cash Flow Facility. The borrowers under the Cash Flow Facility are our wholly-owned subsidiaries: MPM USA, MPM GmbH and MPM Nova Scotia.
The Cash Flow Facility bears interest at a floating rate based on LIBOR plus a margin of 6.00%. In addition to paying interest on outstanding principal under the Cash Flow Facility, we are required to pay an undrawn fee of 3.00% to the lender in respect of the unutilized commitments. The Cash Flow Facility has substantially the same incurrence covenants and maintenance covenants as the Old Credit Facility, but the senior secured leverage ratio maintenance covenant, which requires us to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio if there are any outstanding borrowings thereunder, will not begin to apply until the third quarter of 2014.
The security arrangements for the Cash Flow Facility include first-priority liens on the Notes Priority Collateral owned by us and our domestic subsidiaries which are pari passu with our First Lien Notes (as defined below), second-priority liens on the ABL Priority Collateral owned by us and our domestic subsidiaries, which are junior to the ABL Facility and pari passu with the First Lien Notes, first-priority liens on Notes Priority Collateral owned by certain of our foreign subsidiaries, which are senior to the ABL Facility, and second-priority liens on the ABL Priority Collateral owned by such foreign subsidiaries, which are junior to the ABL Facility, in each case subject to certain exceptions and permitted liens.

As of March 31, 2013, we had outstanding $1,100 million in aggregate principal amount of 8.875% First-Priority Senior Secured Notes due 2020 (the “First Lien Notes”), $250 million in aggregate principal amount of 10% Senior Secured Notes due 2020 (the “Senior Secured Notes”), $1,161 million in aggregate principal amount of 9% Second-Priority Springing Lien Notes due 2021 (the “Springing Lien Dollar Notes”), €133 million in aggregate principal amount of 9 1/2% Second-Priority Springing Lien Notes due 2021 (the “Springing Lien Euro Notes” and together with the Springing Lien Dollar Notes, the “Second-Priority Springing Lien Notes”) and $382 million in aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”). The First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and the Senior Subordinated Notes are separate series of notes issued under separate indentures, including for purposes of, among other things, payments of principal and interest, events of default and consents to amendments to the applicable indenture and the applicable notes.
The First Lien Notes are guaranteed on a first-priority senior secured basis by our existing domestic subsidiaries that are guarantors under our secured revolving credit facilities and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the First Lien Notes. Following our entry into the ABL Facility and Cash Flow Facility, the First Lien Notes are secured by first-priority liens on the domestic portion of the Notes Priority Collateral, which generally includes most of the Company's and its domestic subsidiaries' assets other than inventory and accounts receivable and related assets (the “Domestic Notes Priority Collateral”), and by second-priority liens on the domestic portion of the collateral for the ABL Facility, which generally includes most of the inventory and accounts receivable and related assets of the Company and its domestic subsidiaries (the “Domestic ABL Priority Collateral”), in each case subject to certain exceptions and permitted liens. The first-priority liens in the Domestic Notes Priority Collateral and the second-priority liens in the Domestic ABL Priority Collateral securing the First Lien Notes are shared pari passu with the lenders under the Cash Flow Facility. The First Lien Notes mature on October 15, 2020 and bear interest at a rate per annum of 8.875%, payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2013.
The Senior Secured Notes are guaranteed on a senior secured basis by our existing domestic subsidiaries that are guarantors under our secured revolving credit facilities and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Senior Secured Notes. The Senior Secured Notes are secured by a security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our secured revolving credit facilities and First Lien Notes and senior in priority to the liens on substantially the same collateral securing our Second-Priority Springing Lien Notes. The Senior Secured Notes mature on October 15, 2020 and bear interest at a rate per annum of 10%, payable semiannually on April 15 and October 15 of each year, commencing on October 15, 2012.
The Second-Priority Springing Lien Notes are guaranteed on a second-priority secured basis by our existing domestic subsidiaries that are guarantors under our secured revolving credit facilities and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Second-Priority Springing Lien Notes. The Second-Priority Springing Lien Notes are secured by a second-priority security interest in certain assets of the Company and such U.S. subsidiaries, which interest is junior in priority to the liens on substantially the same collateral securing our secured revolving credit facilities, First-Lien Notes and Senior Secured Notes. The portion of the Second-Priority Springing Lien Notes which represent Dollar Fixed-Rate Notes and Euro Fixed-Rate Notes bear interest at a rate per annum of 9% and 9 1/2%, respectively, payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2011.
The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company, which mature on December 1, 2016. The Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis by each of our U.S. subsidiaries that is a borrower or guarantor under our secured revolving credit facilities. Each Senior Subordinated Note bears interest at 11 1/2% per annum, payable semiannually on June 1 and December 1 of each year.
The credit agreements governing our secured revolving credit facilities contain various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (collectively, the “notes”). In addition, the credit agreements governing our secured revolving credit facilities and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to exceptions.
As of March 31, 2013, Momentive Performance Materials Nantong Co. Ltd. (“MPM Nantong”) had outstanding borrowings of $23 million under a fixed asset loan agreement with Agricultural Bank of China (“ABOC”). The loan is denominated in Chinese renminbi and collateralized by certain assets of MPM Nantong. Remaining principal repayments under the fixed asset loan agreement are due and payable in annual installments of $8 million (subject to exchange rates) on December 31 of 2013 and 2014, with the remaining balance due on December 31, 2015. Interest on the loan is due quarterly. The interest rate on the loan as of March 31, 2013 was 6.51%. MPM Nantong also entered into two working capital loan agreements with ABOC providing for revolving secured loans up to $16 million (subject to exchange rates), all of which were outstanding as of March 31, 2013. These revolving loans, which are also denominated in Chinese renminbi, must be paid down and renewed annually. The interest rate on these loans as of March 31, 2013 was 6.89%. In addition, MPM Nantong entered in another working capital loan agreement with JiangSu Bank of China providing for revolving unsecured loans up to $15 million (subject to exchange rates), $3 million of which was outstanding as of March 31, 2013. This revolving loan is denominated in Chinese renminbi. The interest rate on this loan as of March 31, 2013 was 6.00%.
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

For the last twelve months ended March 31, 2013, our cash flow from operations was insufficient to cover our interest payments, and we may continue to experience such shortfalls in the future. Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund operations and capital expenditures, will depend on our ability to generate cash in the future. To the extent that our cash flow from operations is insufficient to fund our debt service obligations, we would be dependent on our existing liquidity, made up of cash balances and borrowing availability under our secured revolving credit facilities, to meet our debt service obligations and to fund operations and capital expenditures. Our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.
Based on our current assessment of our operating plan and the general economic outlook, we believe that cash flow from operations and available cash and cash equivalents, including available borrowings under our secured revolving credit facilities, will be adequate to meet our liquidity needs for at least the next twelve months.
We cannot assure investors, however, that our business will generate sufficient cash flow from operations or that borrowings will be available to us under our secured revolving credit facilities in amounts sufficient to enable us to pay our indebtedness, including the notes issued, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure investors that we will be able to refinance any of our indebtedness, including our secured revolving credit facilities and the notes issued, on commercially reasonable terms or at all.

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

Contractual Obligations
Information related to our contractual obligations at December 31, 2012 can be found in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. There have been no material changes in our contractual obligations to our previous disclosures made on this matter.

Covenants under our Secured Credit Facilities and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios (depending on certain conditions). Payment of borrowings under our secured revolving credit facilities and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreements governing our secured revolving credit facilities include the failure to pay principal and interest when due, a material breach of a representation or warranty, most covenant defaults, events of bankruptcy and a change of control. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
The financial maintenance covenant in the credit agreement governing our ABL Facility provides that if our availability under the ABL Facility at any time is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27 million, we are required to have a fixed charge coverage ratio (measured on a last twelve months, or LTM, basis) of at least 1.0 to 1.0 as of the last day of the applicable fiscal quarter. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a LTM basis. We do not currently meet such minimum ratio, and therefore we do not expect to allow our availability under the ABL Facility to fall below such levels.
The financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). If the Cash Flow Facility had been in effect as of March 31, 2013, although we would not have been required to meet such ratio requirement, as of March 31, 2013, we would have had a Senior Secured Leverage Ratio of 4.68 to 1 under the Cash Flow Facility. As of March 31, 2013, we were in compliance with the Senior Secured Leverage Ratio covenant under the Old Credit Facility, which was replaced in April 2013.
In addition to the financial maintenance covenants described above, we are also subject to certain incurrence tests under the credit agreements governing our secured revolving credit facilities and the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing our notes contain an incurrence test that restricts our ability to incur indebtedness or make investments, among other actions, if we do not maintain an Adjusted EBITDA to Fixed Charges ratio (measured on a LTM basis) of at least 2.00 to 1.00. The Adjusted EBITDA to Fixed Charges ratio under the indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on a LTM basis. As of March 31, 2013, we were not able to satisfy this test. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under our secured revolving credit facilities. Based on our forecast, we believe that our cash flow from operations and available cash and cash equivalents, including available borrowing capacity under our secured revolving credit facilities, will be sufficient to fund operations and pay liabilities as they come due in the normal course of our business for at least the next 12 months.
On March 31, 2013, we were in compliance with all covenants under the credit agreement governing the Old Credit Facility and all covenants under the indentures governing the notes.

Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA is not a defined term under U.S. GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges under the indentures should not be considered as an alternative to interest expense.

The following table reconciles net loss attributable to Momentive Performance Materials Inc. to EBITDA and Adjusted EBITDA (as calculated under the Old Credit Facility and as substantially calculated under our indentures) for the period presented:

		Last twelve months ended
		March 31, 2013

Net loss		$(361)
Loss on extinguishment and exchange of debt		57
Interest expense, net		293
Income taxes		10
Depreciation and amortization		185
EBITDA		184
Restructuring and other costs	(a)	38
Non cash and purchase accounting effects	(b)	10
Management fee and other	(c)	6
Pro forma savings from Shared Services Agreement	(d)	5
Pro forma savings from other initiatives	(e)	17
Exclusion of Unrestricted Subsidiary results	(f)	(19)
Adjusted EBITDA		$241

Key calculations under the Credit Agreement
Total Senior Secured Net Debt		$1,128
Senior Secured Leverage Ratio for the twelve-month period ended March 31, 2013	(g)	4.68

____________________

(a)	Relates primarily to restructuring and other costs.

(b)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses, and (iv) impairment or disposals. For the twelve-month period ended March 31, 2013, non-cash items include: (i) unrealized foreign currency exchange loss of $7 million, (ii) asset disposal charges of $3 million, (iii) stock-based compensation expense of $1 million and (iv) pension curtailment gains of $1 million.

(c)	Management Fees and Other include management and other fees to Apollo and affiliates and business optimization expenses.

(d)	Represents estimated cost savings, on a pro-forma basis, from the Shared Services Agreement with MSC.

(e)
Represents estimated cost savings, on a pro forma basis, from initiatives not related to the Shared Services Agreement implemented or being implemented by management, including headcount reductions and indirect cost savings.

(f)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our debt documents.

(g)	The Senior Secured Leverage Ratio measures the ratio of Senior Secured Net Debt to Adjusted EBITDA.

Critical Accounting Policies and Significant Estimates
Our principal accounting policies are described under the “Notes to Condensed Consolidated Financial Statements—Summary of Significant Accounting Policies.” The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have discussed our critical accounting policies and our most significant estimates and assumptions in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. There have been no material changes to our critical accounting policies or in such estimates and assumptions.
Recently Issued Accounting Standards
Newly Issued and Adopted Accounting Standards
On February 5, 2013, we adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on our Condensed Consolidated Financial Statements. See Note 13 to our Condensed Consolidated Financial Statements for the disclosures required by the adoption of ASU 2013-02.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2012 was provided in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to such disclosure.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting, as previously disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2012 (the "Annual Report"), our disclosure controls and procedures were not effective at March 31, 2013.
        As described in the Company's Annual Report, we did not maintain effective controls over the preparation and review of our statement of cash flows. Specifically, our controls over the preparation and review of the statement of cash flows were not adequately designed, which led to misclassifications between operating, investing, and financing activities and the effect of exchange rate changes on cash, resulting in audit adjustments to the Company's statement of cash flows for the year ended December 31, 2012 and the restatement of the condensed consolidated statements of cash flows for the fiscal three-month periods ended March 31, 2012 and April 3, 2011; the fiscal six-month periods ended June 30, 2012 and July 3, 2011 and the fiscal nine-month periods ended September 30 of 2012 and 2011, respectively. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constituted a material weakness at December 31, 2012 and that it continued to exist at March 31, 2013.
Changes in Internal Control Over Financial Reporting
The remediation efforts noted below represent changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Plan for Remediation of Material Weakness
The remediation efforts outlined below are designed to address the aforementioned material weakness identified by management and to strengthen our internal control over financial reporting.

In response to the identification of the material weakness, in the first and second quarters of 2013 management has taken actions to remediate its controls over the preparation and review of the statement of cash flows, specifically over the calculation of the effect of exchange rate over cash, reconciling items from net loss to cash used from operating, investing and financing activities, validating the amount of cash capital expenditures, and validating the gross amounts of proceeds and payments of debt. We changed certain of our manual methods for preparation and calculation of the statement of cash flows by implementing an automated tool which directly extracts information from our accounting records, and calculates the effect of exchange rate over cash. We also implemented procedures to provide improved tracking of non-cash operating adjustments, cash amounts of capital expenditures, and gross payments and proceeds on debt. We have instituted additional management review to confirm the proper classification of cash flow items going forward.

We believe the remediation measures outlined above will strengthen our internal control over financial reporting and remediate the material weakness identified. However, at March 31, 2013, these measures had not been in operation long enough to effectively measure their operating effectiveness and, therefore, we could not conclude that the identified material weakness had been fully remediated at March 31, 2013. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions as are deemed to be appropriate under the circumstances.

Part II. Other Information.

Item 1.	Legal Proceedings.

There have been no material developments to our previous disclosures on this matter.

Item 1A.    Risk Factors.
Our risk factors are set forth below. These factors may or may not occur, and we cannot express a view on the likelihood that any of these may occur. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.

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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our secured revolving credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our secured revolving credit facilities to fulfill their funding obligations. Should a lender in our ABL Facility or Cash Flow Facility be unable to fund a future draw request, we could find it difficult to replace that lender in the facility.

Global economic conditions may remain weak or further deteriorate. In such event, the negative effects described above would likely be exacerbated and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenant in our credit facility, could be significantly affected. See “Risks Related to our Indebtedness ––We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” and “––We may be unable to maintain compliance with the financial maintenance covenants in our secured revolving credit facilities, which could result in an event of default under the credit agreements governing such facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.” As a result, it may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2012. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.

Due to recent worldwide economic developments, the short-term outlook for 2013 for our business is difficult to predict. In the first quarter of 2013, sales increased approximately 2% in our silicones business versus the fourth quarter of 2012, as a result of slightly improving economic conditions, although volumes decreased slightly. Sales at our Quartz business declined approximately 9% in the first quarter of 2013, as compared to the fourth quarter of 2012, as a result of the cyclical downturn in the semiconductor capital equipment industry. We expect the continued volatility in the global markets, economic softness across the world and lack of consumer confidence, as well as continued over-capacity in our industry, will continue to adversely impact our results for the remainder of 2013.

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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2012, we incurred capital expenditures of $17 million, and in the first three months of 2013, we incurred capital expenditures of $1 million, to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville, WV, we have provided letters of credit in the following amounts: $25.3 million for closure and post-closure care for the Waterford and the Sistersville facilities; and $10 million (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility's hazardous waste permit. In connection with the renewal, the NYSDEC may increase the financial assurances we are required to provide for this facility, which may result in a material increase in the amount of letters of credit or other assurance we must deliver. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA. Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial position. For example, to the extent we issue letters of credit under our ABL Facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under such facility would be reduced.
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
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 7% of our total cost of sales for the years ended December 31, 2012, 2011 and 2010, respectively.
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
If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, including the Shared Services Agreement, it would adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure. To the extent we are permitted to include the pro forma impact of such cost savings initiatives in the calculation of financial covenant ratios under our secured revolving credit facilities, our failure to realize such savings could impact our compliance with such covenants.
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
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Waterford, New York and Willoughby, Ohio sites are covered by a collective bargaining agreement that expires in the summer of 2013. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to grievances. In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board (the “NLRB”) arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
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
Our ability to implement our growth strategy is limited by covenants in our secured revolving credit facilities, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
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
We have substantial consolidated indebtedness. As of March 31, 2013, we had $3,175 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. On an as-adjusted basis giving effect to our two new secured revolving credit facilities, the ABL Facility and Cash Flow Facility, as of March 31, 2013, we would have had the same amount of indebtedness outstanding, and our projected annualized cash interest expense would be approximately $294 million based on our consolidated indebtedness and interest rates at March 31, 2013 without giving effect to any subsequent borrowings under our secured revolving credit facilities, of which $287 million would represent cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. Although in the past we have generally generated sufficient cash flows from operations to make scheduled debt service payments, in the twelve months ended March 31, 2013, our Segment EBITDA was insufficient to cover our interest expense, and we may continue to experience such shortfalls in the future. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. As a result, unless our cash flow from operations improves, we may be forced to reduce or delay capital expenditures, sell assets, raise debt or equity capital or seek to restructure or refinance our indebtedness. These affirmative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of March 31, 2013, the borrowing base reflecting various reserves was determined to be approximately $270 million, and on a pro forma basis giving effect to the ABL Facility and Cash Flow facility, we would have had $72 million of drawn letters of credit and $65 million of revolver borrowings under the ABL Facility. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.

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

We may be unable to maintain compliance with the financial maintenance covenants in our secured revolving credit facilities, which could result in an event of default under the credit agreements governing such facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
The credit agreement governing the ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when the availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27 million. The fixed charge coverage ratio under the agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis. Because we do not currently meet such ratio, we do not currently expect to allow our availability under the ABL Facility to fall below such levels.
A breach of our fixed charge coverage ratio covenant, if in effect, would result in an event of default under our ABL Facility. Pursuant to the terms of the credit agreement governing the ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facility:

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
The ABL Facility also provides for “springing control” over the cash in our deposit accounts constituting collateral for the ABL Facility, and such cash management arrangements include a cash sweep at any time that availability under the ABL Facility is less than the greater of (1) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (2) $27 million. Such cash sweep, if in effect, will cause all our available cash to be applied to outstanding borrowings under the ABL Facility. If we satisfy the conditions to borrowing under the ABL Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under the ABL Facility, and we will not have sufficient cash to satisfy our working capital and other operational needs. The availability threshold for triggering a cash sweep is the same availability threshold for triggering the fixed charge coverage ratio covenant under the ABL Facility. Since we currently do not satisfy the fixed charge coverage ratio covenant, such failure would constitute a default under the ABL Facility, and such default would result in a failure to satisfy the conditions to borrowing under the ABL Facility. Accordingly, if our availability falls below this threshold, our cash will be swept pursuant to the cash management provisions under the ABL Facility and we would not be permitted to make additional borrowings under the ABL Facility, resulting in our failure to have sufficient cash to satisfy our working capital and other operational needs.
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

In addition, the financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio.” Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). If the Cash Flow Facility had been in effect as of March 31, 2013, although we would not have been required to meet such ratio requirement, as of March 31, 2013, we would have had a Senior Secured Leverage Ratio of 4.68 to 1 under the Cash Flow Facility. As of March 31, 2013, we were in compliance with the Senior Secured Leverage Ratio covenant under the Old Credit Facility, which was replaced in April 2013. If business conditions remain weak or further deteriorate beyond our current expectations, we may not be able to comply with the leverage ratio covenant under the Cash Flow Facility when it becomes effective beginning with the third quarter of 2014. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital/debt structure optimization measures available to us to remain in compliance with this covenant, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenant.
A failure to comply with the leverage ratio covenant or the other covenants contained in the credit agreement governing the Cash Flow Facility, the indentures governing our notes or other existing indebtedness could result in an event of default under the existing agreements that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
The breach of such leverage ratio covenant would result in an event of default under the Cash Flow Facility if we had any exposure thereunder. Pursuant to the terms of the credit agreement governing the Cash Flow Facility, our direct parent company has the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of the leverage ratio covenant is not cured or waived, or if any other event of default under the Cash Flow Facility occurs, the lender under such credit facility:

•	would not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding under such revolving credit facility, together with accrued and unpaid interest and fees, due and payable;

•	could require us to apply all of our available cash to repay these borrowings; and/or

•	could prevent us from making payments on our notes;

any or all of which could result in an event of default under our notes.
If the indebtedness under the ABL Facility, the Cash Flow Facility or our existing notes were to be accelerated after an event of default, our respective assets may be insufficient to repay such indebtedness in full and our lenders could foreclose on the assets pledged under the applicable facility. Under these circumstances, a refinancing or additional financing may not be obtainable on acceptable terms, or at all, and we may be forced to explore a restructuring.
We may be unable to generate sufficient cash flows from operations to pay dividends or distributions to our direct parent company in amounts sufficient for it to pay its debt.
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of March 31, 2013, the aggregate principal amount outstanding of MPM Holdings' PIK notes due June 2017 was $788 million. These notes accrue interest in-kind until maturity and will increase our direct parent's debt over time.
We and our subsidiaries may not generate sufficient cash flows from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. See “We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” above. To the extent that we need to utilize our cash flow to fund our cash flow needs, we would not expect to be able to pay dividends to our parent. In addition, the restricted payments covenant in the indentures governing our notes, as well as similar restrictions in our secured revolving credit facilities, generally limit our ability to pay dividends to our parent except out of 50% of our cumulative net income and certain baskets. If we are unable to generate net income significantly in excess of our historical performance, which would require significant improvement in industry conditions and our performance, these covenants would likely prohibit us from providing distributions to our parent. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company's debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our secured revolving credit facilities and other indebtedness.
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
As of March 31, 2013, $114 million, or approximately 4%, of our borrowings, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by $1 million assuming our consolidated variable interest rate indebtedness outstanding as of March 31, 2013 remains the same.
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

4.1
Collateral Agreement, dated as of April 24, 2013, by and among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., subsidiaries of Momentive Performance Materials Inc. party thereto and JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 4.1 to our Form 8-K, filed on April 30, 2013)

4.2
Second Amended and Restated Collateral Agreement, dated as of April 24, 2013, by and among Momentive
Performance Materials Holdings Inc., Momentive Performance Materials Inc., subsidiaries of Momentive
Performance Materials Inc. party thereto and JPMorgan Chase Bank, N.A., as collateral agent
(filed as Exhibit 4.2 to our Form 8-K, filed on April 30, 2013)

4.3
ABL Intercreditor Agreement, dated as of April 24, 2013, by and among JPMorgan Chase Bank, N.A., as ABL facility collateral agent, applicable first-lien agent and first-lien collateral agent, Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and subsidiaries of Momentive Performance Materials Inc. party thereto (filed as Exhibit 4.3 to our Form 8-K, filed on April 30, 2013)

10.1
Asset-Based Revolving Credit Agreement, dated as of April 24, 2013, by and among Momentive Performance
Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein (filed as Exhibit 10.1 to our Form 8-K, filed on April 30, 2013)

10.2
Amendment Agreement, dated as of April 24, 2013, by and among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH, as German borrower, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, subsidiaries of Momentive Performance Materials Inc. party thereto, the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent
(filed as Exhibit 10.2 to our Form 8-K, filed on April 30, 2013)

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
May 14, 2013

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ WILLIAM H. CARTER
William H. Carter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)