Form 10-Q
period 2013-06-30
Momentive Performance Materials Inc.
filed 2013-08-13
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on August 9, 2013, was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in millions)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $5 at June 30, 2013)	$123	$110
Accounts receivable (net of allowance for doubtful accounts of $3)	325	293
Due from affiliates	3	6
Inventories (note 6)	405	374
Prepaid expenses	10	14
Income tax receivable	2	3
Deferred income taxes (note 8)	8	6
Other current assets	51	41
Total current assets	927	847
Property and equipment, net	958	1,016
Other long-term assets	117	108
Income tax receivable	1	1
Deferred income taxes (note 8)	26	27
Intangible assets, net	464	493
Goodwill	383	412
Total assets	$2,876	$2,904
Liabilities and Deficit
Current liabilities:
Trade payables	$296	$254
Short-term borrowings (note 7)	5	6
Accrued expenses and other liabilities	139	157
Accrued interest	86	83
Due to affiliates	3	3
Accrued income taxes	8	6
Deferred income taxes (note 8)	19	19
Current installments of long-term debt (note 7)	27	29
Total current liabilities	583	557
Long-term debt (note 7)	3,114	3,081
Other liabilities	58	56
Pension liabilities (note 10)	313	311
Deferred income taxes (note 8)	43	47
Total liabilities	4,111	4,052
Commitments & contingencies (note 9)
Deficit:
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	716	606
Accumulated deficit	(2,065)	(1,934)
Accumulated other comprehensive income	114	180
Total deficit	(1,235)	(1,148)
Total liabilities and deficit	$2,876	$2,904
See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollar amounts in millions)

	Three-month period ended		Six-month period ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$610	$627	$1,180	$1,220
Costs and expenses:
Cost of sales, excluding depreciation	443	458	833	883
Selling, general and administrative expenses	94	113	192	213
Depreciation and amortization expenses	43	48	87	94
Research and development expenses	16	17	33	35
Restructuring and other costs (note 3)	4	15	8	24
Operating income (loss)	10	(24)	27	(29)
Other income (expense):
Interest expense, net	(79)	(64)	(157)	(126)
Other income, net	1	8	1	11
Loss on extinguishment and exchange of debt	—	(6)	—	(6)
Loss before income taxes and earnings from unconsolidated entities	(68)	(86)	(129)	(150)
Income taxes (note 8)	3	4	5	4
Loss before earnings from unconsolidated entities	(71)	(90)	(134)	(154)
Earnings from unconsolidated entities	1	2	3	1
Net loss	$(70)	$(88)	$(131)	$(153)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in millions)

	Three-month period ended		Six-month period ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss	$(70)	$(88)	$(131)	$(153)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(18)	17	(64)	(13)
Pension and postretirement benefits	(3)	2	(2)	1
Other comprehensive loss	$(91)	$(69)	$(197)	$(165)

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in millions)

	Six-month period ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(131)	$(153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	94
Loss on extinguishment and exchange of debt	—	6
Amortization of debt discount and issuance costs	5	9
Deferred income taxes	(3)	(4)
Earnings from unconsolidated entities	(3)	(1)
Stock-based compensation expense	1	—
Pension curtailment gain	—	(1)
Unrealized foreign currency losses	4	11
Other non-cash adjustments	1	(4)
Changes in operating assets and liabilities:
Accounts receivable	(39)	(33)
Inventories	(40)	(10)
Due to/from affiliates	2	(4)
Accrued income taxes	4	2
Prepaid expenses and other assets	(6)	10
Trade payables	56	12
Accrued expenses and other liabilities	(4)	13
Net cash used in operating activities	(66)	(53)
Cash flows from investing activities:
Capital expenditures	(39)	(53)
Purchases of intangible assets	(2)	(1)
Change in restricted cash	(5)	—
Net cash used in investing activities	(46)	(54)
Cash flows from financing activities:
Debt issuance costs	(11)	(8)
(Decrease) increase in short-term borrowings	(1)	1
Proceeds from long-term debt	279	469
Payments of long-term debt	(247)	(440)
Proceeds from capital contribution	102	—
Net cash provided by financing activities	122	22
Increase (decrease) in cash and cash equivalents	10	(85)
Effect of exchange rate changes on cash	(2)	(2)
Cash and cash equivalents (unrestricted), beginning of period	110	199
Cash and cash equivalents (unrestricted), end of period	$118	$112
Supplemental information
Capital expenditures included in trade payables	$9	$18

See accompanying notes to condensed consolidated financial statements.

MOMENTIVE PERFORMANCE MATERIALS INC.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)
(Dollar amounts in millions)

	Common Shares	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity (deficit)
Balance December 31, 2012	100	$—	$606	$(1,934)	$180	$(1,148)
Stock option activity and other	—	—	1	—	—	1
Net loss	—	—	—	(131)	—	(131)
Capital contribution from parent	—	—	102	—	—	102
Non-cash capital contribution from parent	—	—	7	—	—	7
Foreign currency translation adjustment—net	—	—	—	—	(64)	(64)
Pension and postretirement benefit adjustments—net	—	—	—	—	(2)	(2)

Balance at June 30, 2013	100	$—	$716	$(2,065)	$114	$(1,235)

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
In July 2013, the labor union representing the Willoughby, Ohio, and Waterford, New York facilities ratified a new three-year collective bargaining agreement. In April 2013, the labor union representing the Sistersville, West Virginia facility ratified a one-year extension of the existing collective bargaining agreement, extending the agreement until July 2014.  The Company does not have significant collective bargaining agreements that will expire before the end of 2013.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

The Company has evaluated subsequent events from the balance sheet date through August 13, 2013, the date at which the financial statements were available to be issued, and determined there are no other items that require adjustments to and/or disclosures in the unaudited condensed consolidated financial statements.

(2)	Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.

(a)	Use of Estimates
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

(b)	Recently Issued Accounting Standards
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
(c) Liquidity
For the last twelve months ended June 30, 2013, the Company's cash flow from operations was insufficient to cover its interest payments, and the Company may continue to experience such shortfalls in the future. The Company's ability to make scheduled payments of principal, to pay interest on, or to refinance its indebtedness, or to fund operations and capital expenditures, will depend on its ability to generate cash in the future. To the extent that the Company's cash flow from operations is insufficient to fund its debt service obligations, the Company would be dependent on its existing liquidity, made up of cash balances and borrowing availability under the ABL Facility and Cash Flow Facility, to meet its debt service obligations and to fund operations and capital expenditures. The Company's ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond its control.
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

In the second quarter of 2012, in response to the uncertain economic outlook, the Company announced additional significant restructuring programs with the intent to optimize its cost structure. Prior to the second quarter of 2012, the Company had recognized significant restructuring costs primarily related to the Momentive Combination. As of June 30, 2013,

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

the costs expected to be incurred on restructuring activities are estimated at $14, consisting mainly of workforce reductions. The Company estimates that these restructuring cost activities will occur over the next 6 to 9 months.

The following table summarizes restructuring information by type of cost:

	Workforce reductions	Total
Future restructuring costs expected to be incurred	$14	$14
Cumulative restructuring costs incurred through June 30, 2013	$35	$35

Accrued liability at December 31, 2012	17	17
Restructuring charges	—	—
Payments	(9)	(9)
Balance as of June 30, 2013	$8	$8

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three and six months ended June 30, 2013, charges of $0 and $0 were recorded in "Restructuring and other costs" in the unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2012, charges of $12 and $16 were recorded in "Restructuring and other costs" in the unaudited Condensed Consolidated Statements of Operations. At June 30, 2013 and December 31, 2012, the Company had accrued $8 and $17, respectively, for restructuring liabilities in "Accrued expenses and other liabilities" in the unaudited Condensed Consolidated Balance Sheets. All of the restructuring activity related to the Silicones business.

For the three-month periods ended June 30, 2013 and 2012, the Company recognized other costs of $4 and $3, respectively. For the six-month periods ended June 30, 2013 and 2012, the Company recognized other costs of $8 and $8, respectively. These costs are primarily comprised of one-time payments for services and integration expenses.

(4) Related Party Transactions

On October 1, 2010 in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC. Under this agreement, as amended on March 17, 2011 (the "Shared Services Agreement"), the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and the Company. Pursuant to this agreement, during the three-month periods ended June 30, 2013 and 2012, the Company incurred approximately $46 and $75, respectively, of net costs for shared services and MSC incurred approximately $61 and $79, respectively, of net costs for shared services. Included in the net costs incurred for shared services under the Shared Services Agreement during the three-month periods ended June 30, 2013 and 2012, were estimated or initial billings from MSC to the Company of $14 and $9, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage was initially set at 51% for the MSC and 49% for the Company at the inception of the agreement, and is currently set at 57% for MSC and 43% for the Company following a routine review by the Steering Committee in accordance with the terms of the Shared Services Agreement. During the six-month periods ended June 30, 2013 and 2012, the Company realized approximately $6 and $13, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable of less than $1 as of June 30, 2013 and December 31, 2012, respectively, and accounts payable to MSC of $2 and less than $1 at June 30, 2013 and December 31, 2012, respectively.

Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. The Company had accounts payable to Momentive Holdings of approximately $1 and $3 under these arrangements at June 30, 2013 and December 31, 2012, respectively.

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

The Company sells products to various affiliated businesses (affiliates). For the three-month period ended June 30, 2013, sales to affiliates amounted to $8. Receivables from affiliates were less than $3 at June 30, 2013.

The Company purchases products and services from various affiliates. Purchases under these agreements amounted to $8 for the three-month period ended June 30, 2013. Payables to affiliates as of June 30, 2013, resulting from procurement activity and services were less than $1.

Through May 17, 2013, the Company was a party to an (i) off-take agreement (the “Old Off-Take Agreement”) with Asia Silicones Monomer Limited (“ASM”), which was 50% owned by GE Monomer (Holdings) Pte Ltd. up until such date, and (ii) a long-term supply agreement with GE and GE Monomer (Holdings) Pte. Ltd. (the “Old GE Supply Agreement”), which was entered into at the closing of the GE Advanced Materials Acquisition. Under the Old Off-Take Agreement, ASM was obligated to provide siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations were satisfied). Under the Old GE Supply Agreement, GE and GE Monomer (Holdings) Pte. Ltd. agreed to ensure the Company a minimum annual supply of siloxane and certain related products from ASM or an alternative source in certain circumstances through December 2026.

On May 17, 2013, the Company entered into a new purchase and sale agreement (the “PSA”) with ASM in connection with the sale (the “GE ASM Sale”) by GE Monomer (Holdings) Pte Ltd., an affiliate of the General Electric Company (“GE”) of its equity interests in ASM. As a result of the GE ASM Sale, ASM is no longer an affiliate of the Company. The new PSA provides the Company with a long-term supply of siloxane through 2026 and the option to extend such agreement through 2036. The PSA replaced and superseded the Old Off-Take Agreement and the Old GE Supply Agreement. In connection with the foregoing transactions, the Company's direct parent received a one-time payment of approximately $102 from GE, which amount was subsequently contributed to the Company. Under the Old Off-Take Agreement, the Company purchased approximately $15 and $35 of siloxane and certain related products from ASM for the three and six-month periods ended June 30, 2013.

Also on May 17, 2013, the Company entered into an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and the Company, to, among other things, revise the royalty payable to GE Monogram Licensing International and provide for an option to extend such agreement for an additional five-year period through 2023. In connection with the amendment, the Company's direct parent recorded a gain and related intangible asset of $7. The intangible asset was subsequently contributed to the Company.

An affiliate of GE is the lender under the Company's new $75 secured revolving credit facility, as further described in Note 7 below.

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

At June 30, 2013 and December 31, 2012, the Company had less than $1 of natural gas derivative contracts included in level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three-month period ended June 30, 2013 that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at June 30, 2013:

	Carrying Amount	Fair Value
		Level 1	Level 2		Level 3

First Lien Notes	$1,100	$—	$1,150	964	$—
Springing Lien Notes	1,333	—	1,134		—
Senior Subordinated Notes	380	—	292		—
Senior Secured Notes	250	—	260		—

Total	$3,063	$—	$2,836		$—
In addition, the fair values of the $2 outstanding medium term loan, the $23 outstanding fixed asset loan, the $18 of outstanding working capital loans and the $35 of borrowings under the secured revolving credit facilities were approximately the same as their outstanding balances. Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, trade payables and accrued expenses and other liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

(6)	Inventories
Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw materials and work in process	$117	$107
Finished goods	288	267
Total inventories	$405	$374

During the three months ended June 30, 2013, there was an out of period expense of $2 related to the write off of aged material that was determined to be unusable. The out of period expense was not material to any prior periods.

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

(7)	Debt Obligations

(a)	Short-Term Borrowings
At June 30, 2013, the Company's short-term borrowings consisted of bank borrowings of $5 with a weighted average interest rate of 9.77%. At December 31, 2012, the Company's short-term borrowings consisted of bank borrowings of $6 with a weighted average interest rate of 9.78%.

(b)	Long-Term Debt
In April 2013, the Company entered into two new secured revolving credit facilities: a $270 asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (the “ABL Facility”), and a $75 revolving credit facility with an affiliate of GE, which supplements the ABL Facility (the “Cash Flow Facility”). The ABL Facility and Cash Flow Facility replaced the Company's prior senior secured credit facility (the “Old Credit Facility”), which consisted of a $300 revolving credit facility (the “Old Revolver”) and a $33 synthetic letter of credit facility.
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
The Cash Flow Facility bears interest at a floating rate based on LIBOR plus a margin of 6.00%. In addition to paying interest on outstanding principal under the Cash Flow Facility, the Company is required to pay an undrawn fee of 3.00% to the lender in respect of the unutilized commitments. The Cash Flow Facility has substantially the same incurrence covenants and maintenance covenants as the Old Credit Facility, except that the senior secured leverage ratio maintenance covenant, which requires the Company to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio if there are any outstanding borrowings thereunder, will not begin to apply until the third quarter of 2014.

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
As of June 30, 2013, the Company had $35 of outstanding borrowings under the ABL Facility. The outstanding letters of credit under the ABL Facility at June 30, 2013 were $70, leaving an unused borrowing capacity of $206 under the ABL Facility and the Cash Flow Facility (without triggering the financial maintenance covenant under the ABL Facility).
At June 30, 2013, the Company was in compliance with the covenants of all long-term debt agreements.
A summary of long-term debt is as follows:

	June 30, 2013	December 31, 2012
$270 asset-based revolving credit facility, JPMorgan N.A. as administrative agent. Matures April 23, 2018, subject to certain exceptions. Interest varies at LIBOR plus 2.25%. The interest rate as of June 30, 2013 was 2.563%.	$35	$—
First Lien Notes. Matures on October 15, 2020. Interest is payable semi-annually at 8.875%.	1,100	1,100
Senior Secured Notes. Matures on October 15, 2020. Interest is payable semi-annually at 10.0%.	250	250
Springing Lien Dollar Notes. Matures on January 15, 2021. Interest is payable semi-annually at 9.0%.	1,161	1,161
Springing Lien Euro Notes. Matures January 15, 2021. Interest is payable semi-annually at 9.5%.	172	175
Senior Subordinated Notes. Matures December 1, 2016. Interest is payable semi-annually at a coupon rate of 11.5%, with a yield-to-maturity of 11.68% as the notes were issued at a discount of $7.	380	380
Agricultural Bank of China Fixed Asset Loan denominated in RMB. Matures June 30, 2015. Interest on borrowings is based on 101% of the People's Bank of China reference rate. The weighted average interest rate at June 30, 2013 and December 31, 2012 was 6.51%. Interest is payable quarterly.	23	23
Agricultural Bank of China Revolving Working Capital Loan denominated in RMB. Matures June 30, 2014. Interest on borrowings is based on 105% of the People's Bank of China reference rate. The weighted average interest rate at June 30, 2013 and December 31, 2012 and 2011 was 6.00% and 6.89%, respectively. Interest is payable quarterly.	11	16
JiangSu Bank of China Revolving Working Capital Loan denominated in RMB. Matures November 13, 2013. Interest is payable quarterly at 6.00%	7	3
India Bank Medium Term Loan denominated in INR. Matures June 20, 2015. Interest on borrowings is set annually and is based on 99.5% of India Bank’s Benchmark Prime Lending Rate plus a Tenor Fee of 0.5%. The interest rate at June 30, 2013 and December 31, 2012 was 14.50% and 14.75%, respectively. Interest is payable monthly.	2	2
Total long-term debt	3,141	3,110
Less current installments	27	29
Long-term debt, excluding current installments	$3,114	$3,081

(8)	Income Taxes
The effective tax rate was (4)% and (5)% for the three-month periods ended June 30, 2013 and 2012, respectively. The effective tax rate was (4)% and (3)% for the six-month periods ended June 30, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates.  The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance. The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company's assessment that the net deferred tax assets will likely not be realized.
For the three and six-month periods ended June 30, 2013, income taxes include unfavorable discrete tax adjustments of $2 and $0, respectively, pertaining to the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions. There were $0 of discrete tax adjustments for the three and six-month periods ended June 30, 2012.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2012 and is expecting, with the exception of certain operations in China, that all earnings not required to

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $136, which could result in a tax obligation of $48, based on currency exchange rates as of June 30, 2013. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

It is reasonably possible that a net increase within a range of $5 to $25 of unrecognized tax benefits may occur over the next twelve months as a result of additional worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes.
The Company revised its unrecognized tax benefits table for for the periods presented in its 2012 Annual Report on Form 10-K to correctly reflect certain unrecognized tax benefits that were previously shown in error on a net basis, instead of a gross basis. This correction, which the Company determined is not material, has no impact on any financial statements or footnotes, except for the table of unrecognized tax benefits included in the 2012 Annual Report on Form 10-K. The impacts of the corrections for the specified periods are as follows:

	As Previously Reported	As Revised
Unrecognized Tax Benefits, December 31, 2010	$20	$33
Additions for tax positions of the current year	3	6
Additions for tax positions of prior years	1	1
Reductions for tax positions of prior years	(4)	(4)
Settlements	—	—
Statute of limitations expiration	(1)	(1)
Foreign currency translation	2	2
Balance at December 31, 2011	21	37

Additions for tax positions of the current year	3	5
Additions for tax positions of prior years	2	2
Reductions for tax positions of prior years	(1)	(1)
Settlements	—	—
Statute of limitations expiration	(1)	(1)
Foreign currency translation	(4)	(4)
Balance at December 31, 2012	$20	$38

(9) Commitments and Contingencies
(a) Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
(b) Environmental Matters
The Company is involved in certain remediation actions to clean up soil and/or groundwater contamination as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company's best estimate of discounted future costs. As of June 30, 2013 and December 31, 2012, the Company had recognized obligations of $5 and $6, respectively, for remediation costs at the Company's manufacturing facilities and offsite landfills. These amounts are included in "Other liabilities" in the accompanying Condensed Consolidated Balance Sheets. The undiscounted obligations, which are expected to be paid over the next 100 years, are approximately $20 .

(10)	Pension Plans and Other Postretirement Benefits
The following are the components of the Company’s net pension and postretirement benefit expense for the three-month periods ended June 30, 2013 and 2012:

	Pension		Postretirement
	Three-month period ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$4	$7	$—	$—
Interest cost	3	3	1	1
Amortization of prior service cost (benefit)	—	—	1	1
Expected return on plan assets	(2)	(2)	—	—
Other	—	(1)	—	—
Total	$5	$7	$2	$2

	Pension		Postretirement
	Six-month period ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$8	$14	$1	$1
Interest cost	6	6	2	2
Amortization of prior service cost (benefit)	—	—	1	1
Expected return on plan assets	(4)	(4)	—	—
Other	1	—	—	—
Total	$11	$16	$4	$4

In 2013, the Company expects to contribute approximately $4 and $3 to the Company’s Domestic and Foreign plans, respectively. The Company contributed $0 and $2 to its Domestic plans during the three and six month periods ended June 30, 2013.

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

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

Net Sales(1):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Silicones	$559	$568	$1,087	$1,104
Quartz	51	59	93	116
Total	$610	$627	$1,180	$1,220

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.

Segment EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Silicones	$63	$59	$138	$109
Quartz	11	13	16	22
Other	(11)	(7)	(23)	(18)
Total	$63	$65	$131	$113
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Segment EBITDA:
Silicones	$63	$59	$138	$109
Quartz	11	13	16	22
Other	(11)	(7)	(23)	(18)
Total	63	65	131	113

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(4)	(15)	(5)	(10)
Restructuring and other costs	(4)	(16)	(8)	(26)
Total adjustments	(8)	(31)	(13)	(36)
Interest expense, net	(79)	(64)	(157)	(126)
Income tax (expense) benefit	(3)	(4)	(5)	(4)
Depreciation and amortization	(43)	(48)	(87)	(94)
Loss on extinguishment and exchange of debt	—	(6)	—	(6)
Net loss	$(70)	$(88)	$(131)	$(153)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. Non-cash charges primarily represent stock-based compensation expense, unrealized derivative and foreign exchange gains and losses and asset disposal gains and losses. For the three months ended June 30, 2013, these items primarily include net foreign exchange transaction gains and losses and asset disposal gains. For the six months ended June 30, 2012, these items primarily include net foreign exchange transaction gains and losses.

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
Restricted Deferred Units
On March 8, 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of June 30, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
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

(13)     Changes in Other Comprehensive Loss
Following is a summary of amounts reclassified from “Accumulated other comprehensive loss” for the three and six-months ended June 30, 2013 and 2012:

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(Dollar amounts in millions)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Pension and Postretirement Items	Foreign Currency Translation Gains (Losses)	Total	Pension and Postretirement Items	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$(64)	$199	$135	$(47)	$244	$197
Other comprehensive income (loss) before reclassifications, net of tax	(3)	(18)	(21)	1	17	18
Amounts reclassified from Accumulated other comprehensive loss, net of tax ¹	—	—	—	1	—	1
Net other comprehensive income (loss)	(3)	(18)	(21)	2	17	19
Ending balance	$(67)	$181	$114	$(45)	$261	$216

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Pension and Postretirement Items	Foreign Currency Translation Gains (Losses)	Total	Pension and Postretirement Items	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$(65)	$245	$180	$(46)	$274	$228
Other comprehensive income (loss) before reclassifications, net of tax	(3)	(64)	(67)	1	(13)	(12)
Amounts reclassified from Accumulated other comprehensive loss, net of tax ¹	1	—	1	—	—	—
Net other comprehensive income (loss)	(2)	(64)	(66)	1	(13)	(12)
Ending balance	$(67)	$181	$114	$(45)	$261	$216

(1) These accumulated other comprehensive income (loss) components are included in the computation of net pension and postretirement benefit expense (see Note 10).

(14)     Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
As of June 30, 2013, the Company had outstanding $1,100 in aggregate principal amount of first-lien notes, $250 in aggregate principal amount of senior secured notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2013 and 2012 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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

Condensed Consolidating Balance Sheet as of June 30, 2013:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12	$1	$110	$—	$123
Accounts receivable	—	89	236	—	325
Due from affiliates	—	77	53	(127)	3
Inventories	—	193	212	—	405
Prepaid expenses	—	6	4	—	10
Income tax receivable	—	—	2	—	2
Deferred income taxes	—	—	8	—	8
Other current assets	—	8	43	—	51
Total current assets	12	374	668	(127)	927
Property and equipment, net	—	447	511	—	958
Other long-term assets	77	14	26	—	117
Income tax receivable	—	1	—	—	1
Deferred income taxes	—	—	26	—	26
Investment in affiliates	1,941	—	—	(1,941)	—
Intercompany Borrowings	172	1,790	18	(1,980)	—
Intangible assets, net	—	81	383	—	464
Goodwill	—	—	383	—	383
Total assets	$2,202	$2,707	$2,015	$(4,048)	$2,876
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$—	$85	$211	$—	$296
Short-term borrowings	—	—	5	—	5
Accrued expenses and other liabilities	—	59	80	—	139
Accrued interest	86	—	—	—	86
Due to affiliates	2	54	74	(127)	3
Accrued income taxes	—	—	8	—	8
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	27	—	27
Total current liabilities	88	198	424	(127)	583
Long-term debt	3,063	10	41	—	3,114
Other liabilities	1	10	47	—	58
Pension liabilities	—	179	134	—	313
Intercompany borrowings	285	76	1,619	(1,980)	—
Deferred income taxes	—	—	43	—	43
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	293	—	(293)	—
Total liabilities	3,437	766	2,308	(2,400)	4,111
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	716	2,599	695	(3,294)	716
Accumulated deficit	(2,065)	(772)	(1,125)	1,897	(2,065)
Accumulated other comprehensive income	114	114	137	(251)	114
Total equity (deficit)	(1,235)	1,941	(293)	(1,648)	(1,235)
Total liabilities and equity (deficit)	$2,202	$2,707	$2,015	$(4,048)	$2,876

Condensed Consolidating Balance Sheet as of December 31, 2012:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$2	$107	$—	$110
Accounts receivable	—	74	219	—	293
Due from affiliates	2	70	38	(104)	6
Inventories	—	164	210	—	374
Prepaid expenses	—	10	4	—	14
Income tax receivable	—	—	3	—	3
Deferred income taxes	—	—	6	—	6
Other current assets	—	7	34	—	41
Total current assets	3	327	621	(104)	847
Property and equipment, net	—	463	553	—	1,016
Other long-term assets	77	9	22	—	108
Income tax receivable	—	1	—	—	1
Deferred income taxes	—	—	27	—	27
Investment in affiliates	2,005	—	—	(2,005)	—
Intercompany borrowings	171	1,726	28	(1,925)	—
Intangible assets, net	—	77	416	—	493
Goodwill	—	—	412	—	412
Total assets	$2,256	$2,603	$2,079	$(4,034)	$2,904
Liabilities and Equity (Deficit)
Current liabilities:
Trade payables	$1	$56	$197	$—	$254
Short-term borrowings	—	—	6	—	6
Accrued expenses and other liabilities	2	65	90	—	157
Accrued interest	83	—	—	—	83
Due to affiliates	—	29	78	(104)	3
Accrued income taxes	—	—	6	—	6
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	29	—	29
Total current liabilities	86	150	425	(104)	557
Long-term debt	3,065	—	16	—	3,081
Other liabilities	1	7	48	—	56
Pension liabilities	—	175	136	—	311
Intercompany borrowings	252	106	1,567	(1,925)	—
Deferred income taxes	—	—	47	—	47
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	160	—	(160)	—
Total liabilities	3,404	598	2,239	(2,189)	4,052
Equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	606	2,631	699	(3,330)	606
Accumulated deficit	(1,934)	(806)	(1,048)	1,854	(1,934)
Accumulated other comprehensive income	180	180	189	(369)	180
Total equity (deficit)	(1,148)	2,005	(160)	(1,845)	(1,148)
Total liabilities and equity (deficit)	$2,256	$2,603	$2,079	$(4,034)	$2,904

Condensed Consolidating Statements of Operations for the three-month period ended June 30, 2013:

	Three-month period ended June 30, 2013
	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Net sales	$—	$276	—	$464	—	$(130)	$610
Costs and expenses:			—		—
Cost of sales, excluding depreciation	—	193	—	380	—	(130)	443
Selling, general and administrative expenses	9	37	—	52	—	—	98
Depreciation and amortization expenses	—	18	—	25	—	—	43
Research and development expenses	—	10	—	6	—	—	16
Operating income (loss)	(9)	18		1		—	10
Other income (expense):
Interest income	—	42	—	—	—	(42)	—
Interest expense	(77)	(2)	—	(42)	—	42	(79)
Other income, net	—	—	—	1	—	—	1
Income (loss) before income taxes and earnings from unconsolidated entities	(86)	58		(40)		—	(68)
Income taxes	—	—		3		—	3
Income (loss) before earnings from unconsolidated entities	(86)	58		(43)		—	(71)
Earnings (losses) from unconsolidated entities	16	(42)		1		26	1
Net income (loss)	$(70)	$16		$(42)		$26	$(70)
Comprehensive (loss) income	$(91)	$(5)	—	$(73)	—	$78	$(91)

Condensed Consolidating Statements of Operations for the three-month period ended June 30, 2012:

	Three-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$270	$488	$(131)	$627
Costs and expenses:
Cost of sales, excluding depreciation	—	201	388	(131)	458
Selling, general and administrative expenses	(7)	72	63	—	128
Depreciation and amortization expenses	—	21	27	—	48
Research and development expenses	—	12	5	—	17
Operating income (loss)	7	(36)	5	—	(24)
Other income (expense):
Interest income	—	25	1	(25)	1
Interest expense	(54)	(2)	(34)	25	(65)
Other income, net	—	—	8	—	8
Gain (loss) on extinguishment and exchange of debt	4	5	(15)	—	(6)
Income (loss) before income taxes and earnings from unconsolidated entities	(43)	(8)	(35)	—	(86)
Income taxes (benefit)	—	(1)	5	—	4
Income (loss) before earnings from unconsolidated entities	(43)	(7)	(40)	—	(90)
Earnings from unconsolidated entities	(45)	(38)	2	83	2
Net income (loss)	(88)	(45)	(38)	83	(88)
Comprehensive (loss) income	$(69)	$(26)	(21)	$47	$(69)

Condensed Consolidating Statements of Operations for the six-month period ended June 30, 2013:

	Six-month period ended June 30, 2013:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$527	$898	$(245)	$1,180
Costs and expenses:
Cost of sales, excluding depreciation	—	359	719	(245)	833
Selling, general and administrative expenses	13	77	110	—	200
Depreciation and amortization expenses	—	36	51	—	87
Research and development expenses	—	21	12	—	33
Operating income (loss)	(13)	34	6	—	27
Other income (expense):
Interest income	—	81	—	(80)	1
Interest expense	(152)	(4)	(82)	80	(158)
Other income, net	—	—	1	—	1
Income (loss) before income taxes and earnings from unconsolidated entities	(165)	111	(75)	—	(129)
Income taxes	—	—	5	—	5
Income (loss) before earnings from unconsolidated entities	(165)	111	(80)	—	(134)
Earnings from unconsolidated entities	34	(77)	3	43	3
Net income (loss)	$(131)	$34	$(77)	$43	$(131)
Comprehensive (loss) income	$(197)	$(32)	$(129)	$161	$(197)

Condensed Consolidating Statements of Operations for the six-month period ended June 30, 2012:

	Six-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$522	$940	$(242)	$1,220
Costs and expenses:
Cost of sales, excluding depreciation	—	393	732	(242)	883
Selling, general and administrative expenses	6	123	108	—	237
Depreciation and amortization expenses	—	39	55	—	94
Research and development expenses	—	24	11	—	35
Operating income (loss)	(6)	(57)	34	—	(29)
Other income (expense):
Interest income	—	51	2	(52)	1
Interest expense	(106)	(5)	(68)	52	(127)
Other income, net	—	—	11	—	11
Gain (loss) on extinguishment and exchange of debt	4	5	(15)	—	(6)
Income (loss) before income taxes and earnings from unconsolidated entities	(108)	(6)	(36)	—	(150)
Income taxes (benefit)	—	(1)	5	—	4
Income (loss) before earnings from unconsolidated entities	(108)	(5)	(41)	—	(154)
Earnings from unconsolidated entities	(45)	(40)	1	85	1
Net income (loss)	(153)	(45)	(40)	85	(153)
Comprehensive (loss) income	$(165)	$(57)	(53)	$110	$(165)

Condensed Consolidating Statement of Cash Flows for the six-month period ended June 30, 2013:

	Six-month period ended June 30, 2013:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(63)	$101	$(56)	$(48)	$(66)
Cash flows from investing activities:
Capital expenditures	—	(17)	(22)	—	(39)
Purchases of intangible assets	—	(2)	—	—	(2)
Change in restricted cash	—	—	(5)	—	(5)
Proceeds from return of capital	—	28	—	(28)	—
Net cash provided by (used in) investing activities	—	9	(27)	(28)	(46)
Cash flows from financing activities:
Debt issuance costs	(11)	—	—	—	(11)
Decrease in short-term borrowings	—	—	(1)	—	(1)
Proceeds from long-term debt	—	174	105	—	279
Dividends paid within MPM Inc.	—	(48)	—	48	—
Payments of long-term debt	—	(165)	(82)	—	(247)
Proceeds from capital contribution	102	—	—	—	102
Return of capital	—	—	(28)	28	—
Net borrowings with affiliates	(17)	(72)	89	—	—
Net cash provided by (used in) financing activities	74	(111)	83	76	122
Increase (decrease) in cash and cash equivalents	11	(1)	—	—	10
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Cash and cash equivalents (unrestricted), beginning of period	1	2	107	—	110
Cash and cash equivalents (unrestricted), end of period	$12	$1	$105	$—	$118

Condensed Consolidating Statement of Cash Flows for the six-month period ended June 30, 2012:

	Six-month period ended June 30, 2012:
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(65)	$(3)	$63	$(48)	$(53)
Cash flows from investing activities:
Capital expenditures	—	(25)	(28)	—	(53)
Purchases of intangible assets	—	(1)	—	—	(1)
Proceeds from return of capital	—	24	—	(24)	—
Net cash used in investing activities	—	(2)	(28)	(24)	(54)
Cash flows from financing activities:
Debt issuance costs	(5)	—	(3)	—	(8)
Increase in short-term borrowings	—	—	1	—	1
Proceeds from long-term debt	275	60	134	—	469
Dividends paid within MPM Inc.	—	(48)	—	48	—
Payments of long-term debt	(25)	(25)	(390)	—	(440)
Return of capital	—	—	(24)	24	—
Net borrowings with affiliates	(213)	18	195	—	—
Net cash provided by (used in) financing activities	32	5	(87)	72	22
Decrease in cash and cash equivalents	(33)	—	(52)	—	(85)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Cash and cash equivalents (unrestricted), beginning of period	40	—	159	—	199
Cash and cash equivalents (unrestricted), end of period	$7	$—	$105	$—	$112

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc. and referred to herein as "MSC"), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the "Momentive Combination." In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (referred to herein as the "Shared Services Agreement"), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC and requires that the Shared Service Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2013 is set at 57% for MSC and 43% for us.
We anticipated that the Momentive Combination would provide opportunities to streamline our business and reduce our cost structure, and targeted $64 million of cost savings related to the Momentive Combination. Through June 30, 2013, we realized all of these savings on a run-rate basis.
First Half 2013 Overview

•
Net sales decreased $40 million in the first half of 2013, as compared to the same period in 2012, primarily due to a decrease in volume of $24 million and unfavorable exchange rate fluctuations of $20 million, partially offset by an increase in price and mix shift of $4 million. Our volume decreases were mainly driven by lower Quartz sales, but was also impacted by several second quarter manufacturing events that constrained sales in Silicones.

•
In the second quarter of 2013, we incurred nearly $6 million of cost inefficiencies related to multiple unusual events in certain plant locations.  We do not expect these events to recur in the 2nd half of 2013.

•
During the first half of 2013, we realized approximately $6 million in cost savings as a result of the Shared Services Agreement with MSC bringing our total realized savings under the agreement to $61 million. During the first half of 2013, we also realized approximately $9 million in cost savings as a result of other initiatives bringing our total realized savings under these initiatives to $24 million. As of June 30, 2013, we have approximately $3 million of in-process cost savings in connection with the Shared Services Agreement and approximately $12 million of in-process cost savings in connection with other initiatives that we expect to achieve over the next 15 months.

•
In April 2013, we entered into two new secured revolving credit facilities: a $270 million asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (referred to herein as the ABL Facility), and a $75 million revolving credit facility with an affiliate of GE, which supplements the ABL Facility and is available subject to a certain utilization test based on borrowing availability under the ABL Facility (referred to herein as the Cash Flow Facility). The ABL Facility and Cash Flow Facility replaced our prior senior secured credit facility. For additional information regarding these facilities, see “—Liquidity and Capital Resources”.

•
In May 2013, one our subsidiaries entered into a new purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”) in connection with the sale by an affiliate of the General Electric Company (“GE”) of its equity interests in ASM. The new agreement provides us with a long-term supply of siloxane through 2026 and the option to extend such agreement through 2036. The agreement replaced and superseded (i) an off-take agreement with ASM, pursuant to which we sourced a portion of our siloxane, and (ii) a long-term supply agreement, pursuant to which GE and its affiliate ensured that we were provided with a minimum annual supply of siloxane from ASM or an alternative source in certain circumstances through December 2026. In connection with the foregoing transactions, our direct parent received a one-time payment of approximately $102 million from GE, which amount was subsequently contributed to us.

•
Also in May 2013, we entered into an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and us, to, among other things, revise the royalty payable to GE Monogram Licensing International and provide for an option to extend such agreement for an additional five-year period through 2023.

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

Due to recent worldwide economic volatility, the short-term outlook for the second half of 2013 for our business is difficult to predict. In the second quarter of 2013, sales increased approximately 6% in our silicones business versus the first quarter of 2013, as a result of slightly improving economic conditions and continued progress on growing our specialty business. Sales at our Quartz business increased approximately 21% in the second quarter of 2013, as compared to the first quarter of 2013, as a result of improving conditions in the semiconductor capital equipment industry. Although we expect the volatility in the global markets, economic softness across the world, lack of consumer confidence and over-capacity in our industry to continue to adversely impact our results as compared to our performance in 2011 and 2010, we expect our business to continue to gradually improve in the second half of 2013.

We are focused on managing liquidity and optimizing resources in our manufacturing footprint and across our cost structure. We are continuing to invest in growth opportunities in our higher growth product lines and geographical regions and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy and our industry recover and for long-term success.

An additional economic recession or further postponement of a modest economic recovery, as well as continued over-capacity in our industry, could have an adverse impact on our business, results of operations and financial position. See “-Liquidity and Capital Resources” below. In such event, the fair value of our reporting units and long-lived assets could be more adversely affected than we estimated in earlier periods. This may result in goodwill or other additional asset impairments beyond amounts that have already been recognized.

In response to the uncertain economic outlook, we continue to execute restructuring and cost reduction programs with $12 million of in-process cost savings. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments.

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

We believe we are well positioned in the global markets when they recover to more stable conditions.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)	Three-month period ended
	June 30, 2013		June 30, 2012
Net sales	$610	100%	$627	100%
Costs and expenses:
Cost of sales, excluding depreciation	443	73%	458	73%
Selling, general and administrative expenses	137	23%	161	26%
Research and development expenses	16	3%	17	3%
Restructuring and other costs	4	1%	15	2%
Operating income (loss)	10	1%	(24)	(4)%
Other income (expense)
Interest expense, net	(79)	(13)%	(64)	(10)%
Other income, net	1	—	8	1%
Loss on extinguishment and exchange of debt	—	—	(6)	(1)%
Loss before income taxes and earnings from unconsolidated entities	(68)	(12)%	(86)	(14)%
Income taxes	3	1%	4	1%
Loss before earnings from unconsolidated entities	(71)	(12)%	(90)	(14)%
Earnings from unconsolidated entities	1	—	2	—%
Net loss	$(70)	(12)%	$(88)	(14)%
Net Sales by Business
Silicones	$559	92%	$568	91%
Quartz	51	8%	59	9%
Total	$610	100%	$627	100%

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Net Sales. Net sales in the three-month period ended June 30, 2013 were $610 million, compared to $627 million for the three-month period ended June 30, 2012 (the "second quarter in 2012"), a decrease of $17 million or 3%. The decrease was primarily due to a decrease in volume of $13 million and unfavorable exchange rate fluctuations of $12 million, partially offset by an increase in price and mix shift of $8 million. Sales were negatively impacted by a downturn in demand for semiconductor related products and several unusual second quarter manufacturing events that constrained sales in our Silicones business. Compared to the first quarter of 2013, net sales increased by approximately 7% primarily as a result of slightly improving economic conditions and continued progress on growing our specialty business.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the three-month period ended June 30, 2013 was $443 million, compared to $458 million for the second quarter of 2012, a decrease of $15 million or 3%. The decrease was primarily due to exchange rate fluctuations of $11 million, deflation in raw material and processing costs of $5 million and cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $5 million. The foregoing amounts were partially offset by $6 million of cost inefficiencies related to multiple unusual events in certain plant locations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the three-month period ended June 30, 2013 were $137 million, compared to $161 million for the second quarter in 2012, a decrease of $24 million or 15%. The decrease was primarily due to exchange rate fluctuations of $10 million (primarily relating to the translation of debt denominated in a currency other than the functional currency), lower pay and benefit expenses of $4 million as a result of lower headcount from our restructuring programs, lower depreciation and amortization expenses and cost savings as a result of the Shared Services Agreement with MSC of $2 million.
Research and Development Expenses. Research and development expenses in the three-month period ended June 30, 2013 were $16 million, compared to $17 million for the second quarter in 2012, a decrease of $1 million or 6%. The decrease was primarily related to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the three-month period ended June 30, 2013 were $4 million, compared to $15 million for the second quarter in 2012. For the three-month period ended June 30, 2013, these costs were comprised of other costs (primarily one-time payments for services and integration costs) of $4 million. For the three-month period ended June 30, 2012, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $12 million and other costs (primarily one-time payments for services and integration costs) of $3 million. See Note 3 to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the three-month period ended June 30, 2013 was $79 million, compared to $64 million for the second quarter in 2012, an increase of $15 million or 23%. The increase was driven by higher average interest rates primarily as a result of our debt refinancing transactions in April, May and October 2012.
Other Income, Net. Other income, net in the three-month period ended June 30, 2013 was $1 million, compared to $8 million for the second quarter in 2012. Other income, net during the second quarter of 2012 was primarily the result of a gain from the sale of a building lease option to a third party.
Loss on Extinguishment and Exchange of Debt. In connection with our debt refinancing transactions in April and May 2012, we recognized a loss on the extinguishment and exchange of debt of $6 million.
Income Taxes. The effective tax rate was (4)% and (5)% for the three-month periods ended June 30, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2012 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $136 million, which could result in a tax obligation of $48 million, based on currency exchange rates as of June 30, 2013. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

(in millions)	Six-month period ended
	June 30, 2013		June 30, 2012
Net sales	$1,180	100%	$1,220	100%
Costs and expenses:
Cost of sales, excluding depreciation	833	71%	883	72%
Selling, general and administrative expenses	279	24%	307	25%
Research and development expenses	33	3%	35	3%
Restructuring and other costs	8	1%	24	2%
Operating income (loss)	27	2%	(29)	(2)%
Other income (expense)
Interest expense, net	(157)	(13)%	(126)	(10)%
Other income, net	1	—	11	1%
Loss on extinguishment and exchange of debt	—	—	(6)	(1)%
Loss before income taxes and earnings from unconsolidated entities	(129)	(11)%	(150)	(12)%
Income taxes	5	—%	4	—%
Loss before earnings from unconsolidated entities	(134)	(11)%	(154)	(13)%
Earnings from unconsolidated entities	3	—	1	—%
Net loss	$(131)	(11)%	$(153)	(13)%
Net Sales by Business
Silicones	$1,087	92%	$1,104	90%
Quartz	93	8%	116	10%
Total	$1,180	100%	$1,220	100%

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Net Sales. Net sales in the six-month period ended June 30, 2013 were $1,180 million, compared to $1,220 million for the six-month period ended June 30, 2012 (the "first half of 2012"), a decrease of $40 million or 3%. The decrease was primarily due to a decrease in volume of $24 million, unfavorable exchange rate fluctuations of $20 million, partially offset by an increase in price and mix shift of $4 million. Sales were negatively impacted by a downturn in demand for semiconductor related products and several unusual second quarter manufacturing events that constrained sales in our Silicones business.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, in the six-month period ended June 30, 2013 was $833 million, compared to $883 million for the first half of 2012, a decrease of $50 million or 6%. The decrease was primarily due to deflation in raw material and processing costs of $34 million, exchange rate fluctuations of $19 million and cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $11 million. The foregoing amounts were partially offset by $6 million of cost inefficiencies related to multiple unusual events in certain plant locations and the impact of lower factory leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the six-month period ended June 30, 2013 were $279 million, compared to $307 million for the first half of 2012, a decrease of $28 million or 9%. The decrease was primarily due to lower pay and benefit expenses of $13 million as a result of lower headcount from our restructuring programs, cost savings as a result of the Shared Services Agreement with MSC of $4 million, exchange rate fluctuations of $3 million (primarily relating to the translation of debt denominated in a currency other than the functional currency) and lower depreciation and amortization expenses.
Research and Development Expenses. Research and development expenses in the six-month period ended June 30, 2013 were $33 million, compared to $35 million for the first half of 2012, a decrease of $2 million or 6%. The decrease was primarily related to the timing of new projects.
Restructuring and Other Costs. Restructuring and other costs in the six-month period ended June 30, 2013 were $8 million, compared to $24 million for the first half of 2012. For the six-month period ended June 30, 2013, these costs were comprised of other costs (primarily one-time payments for services and integration costs) of $8 million. For the six-month period ended June 30, 2012, these costs were comprised of restructuring costs (primarily severance payments associated with previously announced workforce reductions) of $16 million and other costs (primarily one-time payments for services and integration costs) of $8 million. See Note 3 to the condensed consolidated financial statements for additional information.
Interest Expense, Net. Interest expense, net in the six-month period ended June 30, 2013 was $157 million, compared to $126 million for the first half of 2012, an increase of $31 million or 25%. The increase was driven by higher average interest rates primarily as a result of our debt refinancing transactions in April, May and October 2012.
Other Income, Net. Other income, net in the six-month period ended June 30, 2013 was $1 million, compared to $11 million for the first half of 2012. Other income, net during the first half of 2012 was primarily the result of a gain from the sale of a building lease option to a third party and a royalty payment received from our siloxane joint venture.
Loss on Extinguishment and Exchange of Debt. In connection with our debt refinancing transactions in April and May 2012, we recognized a loss on the extinguishment and exchange of debt of $6 million.
Income Taxes. The effective tax rate was (4)% and (3)% for the six-month periods ended June 30, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2012 and are expecting, with the exception of certain operations in China, that all earnings not required to service debt of the Company’s operations in non-U.S. jurisdictions will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $136 million, which could result in a tax obligation of $48 million, based on currency exchange rates as of June 30, 2013. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

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

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales(1):
Silicones	$559	$568	$1,087	$1,104
Quartz	51	59	93	116
Total	$610	$627	$1,180	$1,220

Segment EBITDA:
Silicones	$63	$59	$138	$109
Quartz	11	13	16	22
Other	(11)	(7)	(23)	(18)
Total	$63	$65	$131	$113

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012 Business Results
Following is an analysis of the percentage change in sales by business from the three months ended June 30, 2012 to the three months ended June 30, 2013:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(1)%	1%	(2)%	(2)%
Quartz	(12)%	—%	(2)%	(14)%
Silicones
Net sales for our Silicones business in the three-month period ended June 30, 2013 were $559 million, compared to $568 million for the second quarter in 2012, a decrease of $9 million or 2%. The decrease was primarily due to unfavorable exchange rate fluctuations of $11 million and a decrease in volume of $6 million, partially offset by an increase in price and mix shift of $8 million. Sales in our Silicones business were negatively impacted by several unusual second quarter manufacturing events that constrained sales. Compared to the first quarter of 2013, net sales for our Silicones business increased approximately 6% as a result of slightly improving economic conditions and continued progress on growing our specialty business.
Cost of sales, excluding depreciation, for our Silicones business was $413 million, compared to $421 million for the second quarter in 2012, a decrease of $8 million or 2%. The decrease was primarily due to exchange rate fluctuations of $10 million, deflation in raw material and processing costs of $4 million and cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $5 million. The foregoing amounts were partially offset by $6 million of cost inefficiencies related to multiple unusual events in certain plant locations and the impact of lower factory leverage.
Segment EBITDA in the second quarter of 2013 increased by $4 million to $63 million compared to the second quarter of 2012. The increase was primarily due to the factors discussed above and lower selling, general and administrative expenses..
Quartz
Net sales for our Quartz business in the three-month period ended June 30, 2013 were $51 million, compared to $59 million for the second quarter in 2012, a decrease of $8 million or 14%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products. Compared to the first quarter of 2013 net sales for our Quartz business increase approximately 21% as a result of improving conditions in the semiconductor capital equipment industry.
Cost of sales, excluding depreciation, for our Quartz business was $30 million for the three-month period ended June 30, 2013, compared to $37 million in the second quarter in 2012, a decrease of $7 million or 19%. The decrease was primarily due to lower volume.
Segment EBITDA in the second quarter of 2013 decreased by $2 million to $11 million compared to the second quarter of 2012. The decrease was primarily due to the factors discussed above.

Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $4 million to $11 million compared to the second quarter of 2012, primarily due to increased expenses that were not assessed to the businesses.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012 Business Results
Following is an analysis of the percentage change in sales by business from the six months ended June 30, 2012 to the six months ended June 30, 2013:

	Volume	Price/Mix	Currency Translation	Total
Silicones	—%	—%	(2)%	(2)%
Quartz	(19)%	—%	(1)%	(20)%
Silicones
Net sales for our Silicones business in the six-month period ended June 30, 2013 were $1,087 million, compared to $1,104 million for the first half of 2012, a decrease of $17 million or 2%. The decrease was primarily due to unfavorable exchange rate fluctuations of $18 million, partially offset by an increase in price and mix shift of $3 million. Sales in our Silicones business were negatively impacted by several unusual second quarter manufacturing events that constrained sales.
Cost of sales, excluding depreciation, for our Silicones business was $777 million, compared to $811 million for the first half of 2012, a decrease of $34 million or 4%. The decrease was primarily due to deflation in raw material and processing costs of $35 million, exchange rate fluctuations of $17 million and cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $11 million. The foregoing amounts were partially offset by $6 million of cost inefficiencies related to multiple unusual events in certain plant locations and the impact of lower factory leverage.
Segment EBITDA in the first six months of 2013 increased by $29 million to $138 million compared to the first half of 2012. The increase was primarily due to the factors discussed above and lower selling, general and adminstrative expenses.
Quartz
Net sales for our Quartz business in the six-month period ended June 30, 2013 were $93 million, compared to $116 million for the first half of 2012, a decrease of $23 million or 20%. The decrease was due to lower volumes reflecting a downturn in demand for semiconductor related products.
Cost of sales, excluding depreciation, for our Quartz business was $56 million for the six-month period ended June 30, 2013, compared to $72 million in the first half of 2012, a decrease of $16 million or 22%. The decrease was primarily due to lower volume.
Segment EBITDA in the first six months of 2013 decreased by $6 million to $16 million compared to the first half of 2012. The decrease was primarily due to the factors discussed above.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $5 million to $23 million compared to the first half of 2012, primarily due to increased expenses that were not assessed to the businesses.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment EBITDA:
Silicones	$63	$59	$138	$109
Quartz	11	13	16	22
Other	(11)	(7)	(23)	(18)
Total	63	65	131	113

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(4)	(15)	(5)	(10)
Restructuring and other costs	(4)	(16)	(8)	(26)
Total adjustments	(8)	(31)	(13)	(36)
Interest expense, net	(79)	(64)	(157)	(126)
Income tax (expense) benefit	(3)	(4)	(5)	(4)
Depreciation and amortization	(43)	(48)	(87)	(94)
Loss on extinguishment and exchange of debt	—	(6)	—	(6)
Net loss	$(70)	$(88)	$(131)	$(153)
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
We had $3,141 million of indebtedness at June 30, 2013. Accordingly, we have significant debt service obligations. In addition, at June 30, 2013, we had $324 million in liquidity, including $118 million of unrestricted cash and cash equivalents (of which $104 million is maintained in foreign jurisdictions), and $206 million of borrowings available under our secured revolving credit facilities (without triggering the financial maintenance covenant under the ABL Facility). A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at June 30, 2013 and December 31, 2012 is as follows:

(dollars in millions)	June 30, 2013	% of LTM Net Sales	December 31, 2012	% of LTM Net Sales

Accounts receivable	$325	14.0%	$293	12.4%
Inventories	405	17.4%	374	15.9%
Trade payables	(296)	(12.7)%	(254)	(10.8)%
Net working capital	$434	18.7%	$413	17.5%
The increase in net working capital of $21 million from December 31, 2012 was due primarily to an increase in inventory levels to meet customer demands and to mitigate the impact of a possible work stoppage at our primary U.S. manufacturing facility related to then-pending labor union negotiations, which have since been completed. Accounts receivable also increased due to the timing of collections in June but was offset by the increase in trade payables. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six-month period ended
	June 30, 2013	June 30, 2012
	(dollars in millions)
Cash used in operating activities	$(66)	$(53)
Cash used in investing activities	(46)	(54)
Cash provided by financing activities	122	22
Increase (decrease) in cash and cash equivalents, before effect of exchange rate changes on cash	$10	$(85)

Operating activities. Cash used in operating activities was $66 million in the six-month period ended June 30, 2013, compared to $53 million in the six-month period ended June 30, 2012. Net loss of $131 million included $92 million of non-cash items, of which $87 million was for depreciation and amortization, $5 million was amortization of deferred debt discount and issuance costs, $4 million was for unrealized foreign currency losses, $1 million was for stock-based compensation expense and $1 million was for other non-cash adjustments. These were slightly offset by $3 million for earnings from unconsolidated entities and $3 million for deferred income taxes. Net working capital used $21 million of cash driven by increases in inventory of $40 million and in accounts receivable of $39 million, offset by an increase in our trade payables of $58 million. Other assets and liabilities used cash of $6 million primarily reflecting an increase in prepaid expenses and other assets of $6 million and a decrease in accrued expenses and other liabilities of $4 million, partially offset by an increase in accrued income taxes of $4 million.
For the six-month period ended June 30, 2012, net loss of $153 million included $110 million of non-cash items, of which $94 million was for depreciation and amortization, $9 million was in amortization of deferred debt discount and issuance costs, $6 million was for a loss on the extinguishment of debt and $11 million was for unrealized foreign currency losses. These amounts were slightly offset by $4 million for deferred income taxes, $4 million of other non-cash adjustments, $1 million of a pension curtailment gain and earnings from unconsolidated entities of $1 million. Net working capital used $31 million of cash driven by an increase in our accounts receivable of $33 million and inventories of $10 million, partially offset by an increase in trade payables of $12 million. Other assets and liabilities provided cash of $21 million reflecting an increase accrued expenses and other liabilities of $13 million, a decrease in prepaid expenses and other assets of $10 million, and an increase in accrued income taxes of $2 million, partially offset by a decrease in due to/due from affiliates of $4 million.
Investing activities. Cash used in investing activities was $46 million in the six-month period ended June 30, 2013, compared to $54 million in the six-month period ended June 30, 2012. Cash used in investing activities in the six-month period ended June 30, 2013 primarily consisted of ongoing expenditures of $39 million for environmental, health and safety compliance and maintenance projects and an increase in restricted cash of $5 million. Cash used in investing activities in the six-month period ended June 30, 2012 primarily consisted of ongoing expenditures of $53 million for environmental, health and safety compliance and maintenance projects.
Financing activities. Cash provided by financing activities was $122 million in the six-month period ended June 30, 2013, compared to $22 million in the six-month period ended June 30, 2012. Cash provided by financing activities in the six-month period ended June 30, 2013 consisted of proceeds of long-term debt of $279 million and proceeds from a capital contribution of $102 million, partially offset by principal payments of $247 million and debt issuance costs of $11 million. Cash provided by financing activities in the six-month period ended June 30, 2012 consisted primarily of proceeds from long-term debt of $469 million and an increase in short-term borrowings of $1 million, offset by principal payments of $440 million and debt issuance costs of $8 million.
For 2013, we expect the following significant cash outflows: interest payments on our fixed rate First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $288 million in total (with first quarter and third quarter payments of approximately $61 million, and second and fourth quarter payments of approximately $83 million); interest payments and fees related to our secured revolving credit facilities, depending on usage of the facilities during the year; principal (due semi-annually) and interest (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 million and $3 million (depending on interest rate and foreign exchange rate fluctuations), respectively; restructuring payments of approximately $17 million, global pension fund contributions of approximately $7 million and income tax payments estimated at $19 million. Capital spending in 2013 is expected to be between $90 million and $100 million. We expect to fund these significant outflows with cash flow from operations and available cash and cash equivalents, including available borrowings under our secured revolving credit facilities.
At June 30, 2013, our secured revolving credit facilities consisted of a $270 million asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (the “ABL Facility”), and a $75 million revolving credit facility with an affiliate of GE, which supplements the ABL Facility and is available subject to a certain utilization test based on borrowing availability under the ABL Facility (the “Cash Flow Facility”). The ABL Facility and Cash Flow Facility, which were entered into in April 2013, replaced our prior senior secured credit facility that consisted of a $300 revolving credit facility and a $33 synthetic letter of credit facility. There were $35 million of borrowings outstanding under the ABL Facility and no borrowings outstanding under the Cash Flow Facility at June 30, 2013. The outstanding letters of credit under the ABL Facility at June 30, 2013 were $70 million, leaving unused borrowing capacity under the ABL Facility and Cash Flow Facility of $206 million (without triggering the financial maintenance covenant under the ABL Facility).
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

For the last twelve months ended June 30, 2013, our cash flow from operations was insufficient to cover our interest payments, and we may continue to experience such shortfalls in the future. Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund operations and capital expenditures, will depend on our ability to generate cash in the future. To the extent that our cash flow from operations is insufficient to fund our debt service obligations, we would be dependent on our existing liquidity, made up of cash balances and borrowing availability under our secured revolving credit facilities, to meet our debt service obligations and to fund operations and capital expenditures. Our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.
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

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2012 related to our purchase obligations, as adjusted for our new long-term supply agreement with ASM for siloxane.
We do not believe our other obligations have changed materially since December 31, 2012.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(dollars in millions)
Purchase obligations	$1,439	$131	$242	$216	$850

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
The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27 million(. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis and calculated as of the last day of the applicable fiscal quarter. We do not currently meet such minimum ratio, and therefore we do not expect to allow our availability under the ABL Facility to fall below such levels.
The financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). Although we were not required to meet such ratio requirement, as of June 30, 2013, we had a Senior Secured Leverage Ratio of 4.39 to 1 under the Cash Flow Facility.
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
On June 30, 2013, we were in compliance with all covenants under the credit agreements governing our secured revolving credit facilities and under the indentures governing the notes.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (as calculated under our credit agreements as substantially calculated under our indentures) for the period presented:

		Last twelve months ended
		June 30, 2013

Net loss		$(342)
Loss on extinguishment and exchange of debt		51
Interest expense, net		308
Income taxes		9
Depreciation and amortization		180
EBITDA		206
Restructuring and other costs	(a)	27
Non cash and purchase accounting effects	(b)	(2)
Management fee and other	(c)	5
Pro forma savings from Shared Services Agreement	(d)	3
Pro forma savings from other initiatives	(e)	12
Exclusion of Unrestricted Subsidiary results	(f)	(16)
Adjusted EBITDA		$235

Key calculations under the Credit Agreement governing the Cash Flow Facility
Total Senior Secured Net Debt		$1,031
Senior Secured Leverage Ratio for the twelve-month period ended June 30, 2013	(g)	4.39

____________________

(a)	Relates primarily to restructuring and other costs.

(b)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses and (iv) impairment or disposals. For the twelve-month period ended June 30, 2013, non-cash items include: (i) unrealized foreign currency exchange gain of $6 million, (ii) asset disposal charges of $3 million and (iii) stock-based compensation expense of $1 million.

(c)	Management Fee and Other include management and other fees to Apollo and affiliates and business optimization expenses.

(d)	Represents estimated cost savings, on a pro-forma basis, from the Shared Services Agreement with MSC.

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
The Senior Secured Leverage Ratio maintenance covenant under the Cash Flow Facility will not begin to apply until the third quarter of 2014.

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
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2013.
Changes in Internal Control Over Financial Reporting
The remediation efforts noted below represent changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Remediation of Material Weakness
As described in the Company's Annual Report, we did not maintain effective controls over the preparation and review of our statement of cash flows during certain prior periods. Specifically, our controls over the preparation and review of the statement of cash flows were not adequately designed, which led to misclassifications between operating, investing, and financing activities and the effect of exchange rate changes on cash, resulting in audit adjustments to the Company's statement of cash flows for the year ended December 31, 2012 and the restatement of the condensed consolidated statements of cash flows for the fiscal three-month periods ended March 31, 2012 and April 3, 2011; the fiscal six-month periods ended June 30, 2012 and July 3, 2011 and the fiscal nine-month periods ended September 30 of 2012 and 2011, respectively.

In response to the identification of the material weakness, in the first and second quarters of 2013 management took actions to remediate its controls over the preparation and review of the statement of cash flows, specifically over the calculation of the effect of exchange rates over cash, reconciling items from net loss to cash used from operating, investing and financing activities, validating the amount of cash capital expenditures, and validating the gross amounts of proceeds and payments of debt. We changed certain of our manual methods for preparation and calculation of the statement of cash flows by implementing an automated tool which directly extracts information from our accounting records, and calculates the effect of exchange rate over cash. We also implemented procedures to provide improved tracking of non-cash operating adjustments, cash amounts of capital expenditures, and gross payments and proceeds on debt. We instituted additional management review to confirm the proper classification of cash flow items going forward.
We tested the newly implemented controls and the enhanced controls and found them to be effective as of June 30, 2013, and in operation for a sufficient period of time to effectively measure their operating effectiveness. Therefore, we have concluded that the material weakness has been fully remediated as of June 30, 2013.

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

Risks Related to Our Business
<>If global economic conditions remain weak or deteriorate, it will negatively impact our business, results of operations and financial condition.
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

Global economic conditions may remain weak or deteriorate. In such event, the negative effects described above would likely be exacerbated and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenants in our secured revolving credit facilities, could be significantly affected. See “Risks Related to our Indebtedness ––We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” and “––We may be unable to maintain compliance with the financial maintenance covenants in our secured revolving credit facilities, which could result in an event of default under the credit agreements governing such facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.” As a result, it may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2012. This could result in additional goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.

Due to recent worldwide economic volatility, the short-term outlook for the second half of 2013 for our business is difficult to predict. In the second quarter of 2013, sales increased approximately 6% in our silicones business versus the first quarter of 2013, as a result of slightly improving economic conditions and continued progress on growing our specialty business. Sales at our Quartz business increased approximately 21% in the second quarter of 2013, as compared to the first quarter of 2013, as a result of improving conditions in the semiconductor capital equipment industry. Although we expect the volatility in the global markets, economic softness across the world, lack of consumer confidence and over-capacity in our industry to continue to adversely impact our results as compared to our performance in 2011 and 2010, we expect our business to continue to gradually improve in the second half of 2013.

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
Our silicones business also relies heavily on siloxane as an intermediate product. Our manufacturing capacity at our internal sites and our joint venture in China is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements from ASM under an existing purchase and sale agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006, the Ministry of Commerce of the People's Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. These duties were terminated in January 2011. In late May 2009, China's Ministry of Commerce also concluded an anti-dumping investigation of siloxane manufacturers in Thailand and South Korea, which resulted in an imposition of a 5.4% duty against our supplier, ASM, in Thailand, a 21.8% duty against other Thailand companies and a 25.1% duty against Korean companies.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2012, we incurred capital expenditures of $17 million, and in the first six months of 2013, we incurred capital expenditures of $4 million, to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
We have achieved significant cost savings as a result of the Shared Services Agreement with MSC and expect additional cost savings from our strategic initiatives. If the Shared Services Agreement is terminated or we are unable to achieve cost savings from our strategic initiatives, it could have a negative effect on our business operations, results of operations, and financial condition.
In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MSC, as amended on March 17, 2011, pursuant to which we provide to MSC and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have achieved significant cost savings under the Shared Services Agreement with MSC, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MSC (or us), without cause, on not less than thirty days prior written notice subject to a one year transition assistance period and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). If the Shared Services Agreement is terminated or expires without renewal, it could have a negative effect on our business, results of operations and financial condition, as we would need to replace the services provided by MSC, and would lose the benefits generated under the agreement at the time.
Furthermore, we have not yet realized all of the cost savings and synergies we expect to achieve from our strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; and other unexpected costs associated with operating our business. If we are unable to achieve the cost savings or synergies that we expect to achieve from our strategic initiatives, it would adversely affect our profitability and financial condition.

In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also launch other cost saving initiatives. To the extent we are permitted to include the pro forma impact of cost savings initiatives in the calculation of financial covenant ratios or incurrence tests under our secured revolving credit facilities or indentures, our failure to realize such savings could impact our compliance with such covenants or tests.
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
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Sistersville, West Virginia site and our Waterford, New York and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in the summer of 2014 and the summer of 2016, respectively. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to grievances. In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board (the “NLRB”) arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
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
Prior to December 2006, substantially all of our products and services were marketed using the GE brand name and monogram, and we believe the association with GE provided our products and services with preferred status among our customers and employees due to GE's globally recognized brands and perceived high quality. We and GE are parties to a trademark license agreement, which was entered into in December 2006 and amended in May 2013, that grants us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights extend for an initial term of seven years through December 3, 2013, with options that allow us to renew the license through 2023, subject to certain terms and conditions, including the payment of royalties. We also have the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we are not able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name on our sealant, adhesive and certain other products.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of June 30, 2013, we had $3,146 million of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. Our projected annualized cash interest expense would be approximately $292 million based on our consolidated indebtedness and interest rates at June 30, 2013 without giving effect to any subsequent borrowings under our secured revolving credit facilities, of which $288 million would represent cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. Although in the past we have generally generated sufficient cash flows from operations to make scheduled debt service payments, in the twelve months ended June 30, 2013, our Segment EBITDA was insufficient to cover our interest expense, and we may continue to experience such shortfalls in the future. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. As a result, unless our cash flow from operations improves, we may be forced to reduce or delay capital expenditures, sell assets, raise debt or equity capital or seek to restructure or refinance our indebtedness. These affirmative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of June 30, 2013, the borrowing base reflecting various reserves was determined to be approximately $270 million, and we had $70 million of drawn letters of credit and $35 million of revolver borrowings under the ABL Facility. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
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

In addition, the financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio.” Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve-month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). Although we were not required to meet such ratio requirement, as of June 30, 2013, we had a Senior Secured Leverage Ratio of 4.39 to 1 under the Cash Flow Facility. If business conditions remain weak or deteriorate, we may not be able to comply with the leverage ratio covenant under the Cash Flow Facility when it becomes effective beginning with the third quarter of 2014. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital/debt structure optimization measures available to us to remain in compliance with this covenant, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenant.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of June 30, 2013, the aggregate principal amount outstanding of MPM Holdings' PIK notes due June 2017 was $809 million. These notes accrue interest in-kind until maturity and will increase our direct parent's debt over time.
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
As of June 30, 2013, $78 million, or approximately 2%, of our borrowings, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by $1 million assuming our consolidated variable interest rate indebtedness outstanding as of June 30, 2013 remains the same.

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

10.1* ‡
Amendment No. 1 to Trademark License Agreement dated December 3, 2006 by and among GE Monogram Licensing International, Momentive Performance Materials Inc., and General Electric Company, effective as of May 17, 2013

31.1*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

____________________

*    Filed herewith

‡    Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 13, 2013

MOMENTIVE PERFORMANCE MATERIALS INC.

BY:	/s/ WILLIAM H. CARTER
William H. Carter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)