Form 10-Q
period 2013-09-30
Momentive Performance Materials Inc.
filed 2013-11-13
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on November 1, 2013, was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $5 at September 30, 2013)	$97	$110
Accounts receivable (net of allowance for doubtful accounts of $4 and $3, respectively)	325	293
Due from affiliates	8	6
Inventories:
Raw materials and work in process	118	107
Finished goods	287	267
Prepaid expenses	19	14
Deferred income taxes	7	6
Other current assets	56	44
Total current assets	917	847
Property and equipment, net	952	1,016
Investment in unconsolidated entities	7	5
Other long-term assets	109	104
Deferred income taxes	28	27
Intangible assets, net	465	493
Goodwill	390	412
Total assets	$2,868	$2,904
Liabilities and Deficit
Current liabilities:
Trade payables	$254	$254
Short-term borrowings	5	6
Accrued expenses and other liabilities	135	157
Accrued interest	99	83
Due to affiliates	9	3
Accrued income taxes	7	6
Deferred income taxes	19	19
Current installments of long-term debt	27	29
Total current liabilities	555	557
Long-term liabilities:
Long-term debt	3,175	3,081
Other liabilities	58	56
Pension liabilities	303	311
Deferred income taxes	45	47
Total liabilities	4,136	4,052
Commitments and contingencies (See Note 8)
Deficit
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	716	606
Accumulated deficit	(2,132)	(1,934)
Accumulated other comprehensive income	148	180
Total deficit	(1,268)	(1,148)
Total liabilities and deficit	$2,868	$2,904
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net sales	$604	$571	$1,784	$1,791
Costs and expenses:
Cost of sales, excluding depreciation	444	410	1,277	1,293
Selling, general and administrative expense	84	94	276	307
Depreciation and amortization expense	42	48	129	142
Research and development expense	18	18	51	53
Restructuring and other costs	9	8	17	32
Operating income (loss)	7	(7)	34	(36)
Interest expense, net	77	71	234	197
Other expense (income), net	1	—	—	(11)
Loss on extinguishment and exchange of debt	—	—	—	6
Loss before income taxes and earnings from unconsolidated entities	(71)	(78)	(200)	(228)
Income tax (benefit) expense	(5)	5	—	9
Loss before earnings from unconsolidated entities	(66)	(83)	(200)	(237)
(Losses) earnings from unconsolidated entities, net of taxes	(1)	2	2	3
Net loss	$(67)	$(81)	$(198)	$(234)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net loss	$(67)	$(81)	$(198)	$(234)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20	18	(44)	5
Gain recognized from pension and postretirement benefits	14	4	12	5
Other comprehensive income (loss)	34	22	(32)	10
Comprehensive loss	$(33)	$(59)	$(230)	$(224)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
Cash flows used in operating activities
Net loss	$(198)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	142
Loss on extinguishment and exchange of debt	—	6
Amortization of debt discount and issuance costs	7	15
Deferred income tax (benefit) expense	(10)	(3)
Unrealized foreign currency losses	5	5
Other non-cash adjustments	2	(1)
Net change in assets and liabilities:
Accounts receivable	(37)	6
Inventories	(37)	(6)
Due to/from affiliates	3	(1)
Accrued income taxes	1	1
Prepaid expenses and other assets	(16)	1
Accounts payable	10	(9)
Accrued expenses and other liabilities	12	(6)
Net cash used in operating activities	(129)	(84)
Cash flows used in investing activities
Capital expenditures	(56)	(77)
Capitalized interest	(1)	—
Purchases of intangible assets	(2)	(2)
Proceeds from sale of assets	1	2
Change in restricted cash	(5)	—
Net cash used in investing activities	(63)	(77)
Cash flows provided by financing activities
Net short-term debt (repayments) borrowings	(1)	1
Borrowings of long-term debt	344	559
Repayments of long-term debt	(258)	(487)
Long-term debt financing fees	(11)	(8)
Proceeds from capital contribution (See Note 4)	102	—
Net cash provided by financing activities	176	65
Decrease in cash and cash equivalents	(16)	(96)
Effect of exchange rate changes on cash and cash equivalents	(2)	1
Cash and cash equivalents (unrestricted), beginning of period	110	199
Cash and cash equivalents (unrestricted), end of period	$92	$104
Supplemental disclosures of cash flow information
Capital expenditures included in accounts payable	$12	$18
Non-cash capital contribution from parent (See Note 4)	7	—

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Deficit
Balance as of December 31, 2012	100	$—	$606	$(1,934)	$180	$(1,148)
Net loss	—	—	—	(198)	—	(198)
Other comprehensive loss	—	—	—	—	(32)	(32)
Stock-based compensation expense	—	—	1	—	—	1
Capital contribution from parent (See Note 4)	—	—	102	—	—	102
Non-cash capital contribution from parent (See Note 4)	—	—	7	—	—	7
Balance at September 30, 2013	100	$—	$716	$(2,132)	$148	$(1,268)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share date)
1. Business and Basis of Presentation
Momentive Performance Materials Inc. (the “Company” or “MPM”) was incorporated in Delaware on September 6, 2006 as a wholly-owned subsidiary of Momentive Performance Materials Holdings Inc. (MPM Holdings and together with its subsidiaries, the MPM Group) for the purpose of acquiring the assets and stock of various subsidiaries of General Electric Company (GE) that comprised GE’s Advanced Materials (GEAM or the Predecessor) business. The acquisition was completed on December 3, 2006 (the GE Advanced Materials Acquisition). GEAM was comprised of two businesses, GE Silicones and GE Quartz, and was an operating unit within the Industrial segment of GE. On October 1, 2010, the newly formed holding companies of MPM Holdings and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals, Inc.), merged, with the surviving entity renamed Momentive Performance Materials Holdings LLC. The Company refers to this transaction as the “Momentive Combination”. As a result of the merger, Momentive Performance Materials Holdings LLC (Momentive Holdings) became the ultimate parent company of Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, LP. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
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
In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of the results for the entire year. Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
2. Summary of Significant Accounting Policies
The following is an update of the significant accounting policies followed by the Company.
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and also requires the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2013 through November 13, 2013, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On February 5, 2013, the Company adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. See Note 12 for the disclosures required by the adoption of ASU 2013-02.

Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. ASU 2013-11 will be effective for the Company on January 1, 2014. The Company is currently assessing the impact of the adoption of ASU 2013-11 on its financial statements.
Liquidity
For the last twelve months ended September 30, 2013, the Company’s cash flow from operations was insufficient to cover its interest payments, and the Company may continue to experience such shortfalls in the future. The Company’s ability to make scheduled payments of principal, to pay interest on, or to refinance its indebtedness, or to fund operations and capital expenditures, will depend on its ability to generate cash in the future. To the extent that the Company’s cash flow from operations is insufficient to fund its debt service obligations, the Company would be dependent on its existing liquidity, made up of cash balances and borrowing availability under the ABL Facility and Cash Flow Facility (see Note 6), to meet its debt service obligations and to fund operations and capital expenditures. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond its control.
Based on the Company’s current assessment of its operating plan and the general economic outlook, the Company believes that cash flow from operations and available cash and cash equivalents, including available borrowings under the ABL Facility and Cash Flow Facility, will be adequate to meet its liquidity needs for at least the next twelve months.
3. Restructuring and Other Costs
Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions) and services and other expenses associated with transformation savings activities.
In the second quarter of 2012, in response to the uncertain economic outlook, the Company announced additional significant restructuring programs with the intent to optimize its cost structure. Prior to the second quarter of 2012, the Company had recognized significant restructuring costs primarily related to the Momentive Combination. As of September 30, 2013, the costs expected to be incurred on restructuring activities are estimated at $14, consisting mainly of workforce reductions. The Company estimates that these restructuring cost activities will occur over the next 6 to 9 months.
The following table summarizes restructuring information. All costs are primarily related to workforce reductions:

Total
Future restructuring costs expected to be incurred	$14
Cumulative restructuring costs incurred through September 30, 2013	$33

Accrued liability at December 31, 2012	$17
Restructuring charges	—
Reserve adjustments	(2)
Payments	(9)
Balance as of September 30, 2013	$6

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the three and nine months ended September 30, 2012, charges of $3 and $19 were recorded in “Restructuring and other costs” in the unaudited Condensed Consolidated Statements of Operations. At September 30, 2013 and December 31, 2012, the Company had accrued $6 and $17, respectively, for restructuring liabilities in “Accrued expenses and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. All of the restructuring activity related to the Silicones business.

For the three months ended September 30, 2013 and 2012, the Company recognized other costs of $9 and $5, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized other costs of $17 and $13, respectively. These costs are primarily comprised of one-time payments for services and integration expenses.

4. Related Party Transactions
Administrative Services, Management and Consulting Agreement
In connection with the GE Advanced Materials Acquisition, MPM Holdings entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $4 plus out of pocket expenses, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. This annual management fee has been waived for 2013.
Shared Services Agreement
On October 1, 2010, in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MSC. Pursuant to this agreement, during the nine months ended September 30, 2013 and 2012, the Company incurred approximately $67 and $106, respectively, of net costs for shared services and MSC incurred approximately $90 and $111, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2013 and 2012, were net billings from MSC to the Company of $21 and $16, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage was initially set at 51% for MSC and 49% for the Company at the inception of the agreement. Following a routine review by the Steering Committee in accordance with the terms of the Shared Services Agreement, the allocation percentage for 2013 was set at 57% for MSC and 43% for the Company. During the nine months ended September 30, 2013 and 2012, the Company realized approximately $8 and $23, respectively, in cost savings as a result of the Shared Services Agreement. The Company had accounts receivable from MSC of less than $1 of both September 30, 2013 and December 31, 2012, and accounts payable to MSC of $2 and less than $1 at September 30, 2013 and December 31, 2012, respectively.
Purchases and Sales of Products and Services with MSC
The Company also sells products to, and purchases products from MSC, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of the Company also acts as a non-exclusive distributor in India for certain of MSC’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended September 30, 2013 and 2012, the Company sold $2 and $4 of products to MSC and purchased $1 and less than $1, respectively. During the nine months ended September 30, 2013 and 2012, the Company sold $4 and $6, respectively, of products to MSC and purchased $1 and less than $1, respectively. As of September 30, 2013 and December 31, 2012, the Company had $1 and less than $1, respectively, of accounts receivable from MSC and less than $1 of accounts payable to MSC related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other Than MSC
The Company sells products to various affiliated businesses other than MSC. These sales were $2 and $4 for the three months ended September 30, 2013 and 2012, respectively, and $7 and $14 for the nine months ended September 30, 2013 and 2012, respectively. Receivables from these affiliates were $4 and $5 at September 30, 2013 and December 31, 2012, respectively. The Company also purchases products and services from various affiliates other than MSC. These purchases were $4 and $4 for the three months ended September 30, 2013 and 2012, respectively, and $13 and $15 for the nine months ended September 30, 2013 and 2012, respectively. The Company had accounts payable to these affiliates of $2 and less than $1 as of September 30, 2013 and December 31, 2012, respectively.
ASM Off-Take Agreement
Through May 17, 2013, the Company was a party to an (i) off-take agreement (the “Old Off-Take Agreement”) with Asia Silicones Monomer Limited (“ASM”), which was 50% owned by GE Monomer (Holdings) Pte Ltd. up until such date, and (ii) a long-term supply agreement with GE and GE Monomer (Holdings) Pte. Ltd. (the “Old GE Supply Agreement”), which was entered into at the closing of the GE Advanced Materials Acquisition. Under the Old Off-Take Agreement, ASM was obligated to provide siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations were satisfied). Under the Old GE Supply Agreement, GE and GE Monomer (Holdings) Pte. Ltd. agreed to ensure the Company a minimum annual supply of siloxane and certain related products from ASM or an alternative source in certain circumstances through December 2026. Under the Old Off-Take Agreement, the Company purchased approximately $35 of siloxane and certain related products from ASM for the nine months ended September 30, 2013.

On May 17, 2013, the Company entered into a new purchase and sale agreement (the “PSA”) with ASM in connection with the sale (the “GE ASM Sale”) by GE Monomer (Holdings) Pte Ltd., an affiliate of the General Electric Company (“GE”) of its equity interests in ASM. As a result of the GE ASM Sale, ASM is no longer an affiliate of the Company. The new PSA provides the Company with a long-term supply of siloxane through 2026 and the option to extend such agreement through 2036. The PSA replaced and superseded the Old Off-Take Agreement and the Old GE Supply Agreement. In connection with the foregoing transactions, the Company’s direct parent received a one-time payment of approximately $102 from GE, which amount was subsequently contributed to the Company.
Also on May 17, 2013, the Company entered into an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and the Company, to, among other things, revise the royalty payable to GE Monogram Licensing International and provide for an option to extend such agreement for an additional five-year period through 2023. In connection with the amendment, the Company’s direct parent recorded a gain and related intangible asset of $7. The intangible asset was subsequently contributed to the Company.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company’s relative share of the insurance premiums. Momentive Holdings billed the Company $9 for both the three and nine months ended September 30, 2013 and 2012. The Company had accounts payable to Momentive Holdings of approximately $4 and $3 under these arrangements at September 30, 2013 and December 31, 2012, respectively.
An affiliate of GE is the lender under the Company’s new $75 secured revolving credit facility, as further described in Note 6 below.
5. Fair Value Measurements
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy exists, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:
•Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•
Level 3: Unobservable inputs, that are supported by little or no market activity and are developed based on the best information available in the circumstances. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

At September 30, 2013 and December 31, 2012, the Company had less than $1 of natural gas derivative contracts, which are classified as Level 2. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended September 30, 2013 that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2013
Debt	$3,202	$—	$2,976	$—	$2,976
December 31, 2012
Debt	$3,110	$—	$2,581	$—	$2,581
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

6. Debt Obligations
In April 2013, the Company entered into two new secured revolving credit facilities: a $270 asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (the “ABL Facility”), and a $75 revolving credit facility with an affiliate of GE, which supplements the ABL Facility (the “Cash Flow Facility”). The ABL Facility and Cash Flow Facility replaced the Company’s prior senior secured credit facility (the “Old Credit Facility”), which consisted of a $300 revolving credit facility (the “Old Revolver”) and a $33 synthetic letter of credit facility.
The ABL Facility has a five-year term, unless, on the date that is 91 days prior to the scheduled maturity of the Company’s 11.5% Senior Subordinated Notes due 2016, more than $50 aggregate principal amount of such notes is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $270, subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The ABL Facility includes borrowing capacity for letters of credit of up to $125. The borrowers under the ABL Facility are the Company’s wholly-owned subsidiaries: Momentive Performance Materials USA Inc. (“MPM USA”), Momentive Performance Materials GmbH (“MPM GmbH”), Momentive Performance Materials Quartz GmbH and Momentive Performance Materials Nova Scotia ULC (“MPM Nova Scotia”).
The ABL Facility bears interest at a floating rate based on, at the Company’s option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the borrowing base certificate for May 2013, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. In addition to paying interest on outstanding principal under the ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenant, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than ABL Priority Collateral (the “Notes Priority Collateral”), in each case subject to certain exceptions and permitted liens.
The Cash Flow Facility matures on December 3, 2014, which is the same maturity as the Old Revolver. The amount committed under the Cash Flow Facility is $75, which may not be borrowed if the borrowing of such amount (or any portion thereof) could be borrowed under the ABL Facility without violating a utilization test under the Cash Flow Facility. The borrowers under the Cash Flow Facility are the Company’s wholly-owned subsidiaries: MPM USA, MPM GmbH and MPM Nova Scotia.
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
The security arrangements for the Cash Flow Facility include first-priority liens on the Notes Priority Collateral owned by the Company and its domestic subsidiaries which are pari passu with the Company’s 8.875% First-Priority Senior Secured Notes due 2020 (the “First Lien Notes”), second-priority liens on the ABL Priority Collateral owned by the Company and its domestic subsidiaries, which are junior to the ABL Facility and pari passu with the First Lien Notes, first-priority liens on Notes Priority Collateral owned by certain foreign subsidiaries of the Company, which are senior to the ABL Facility, and second-priority liens on the ABL Priority Collateral owned by such foreign subsidiaries, which are junior to the ABL Facility, in each case subject to certain exceptions and permitted liens.
As of September 30, 2013, the Company had $90 of outstanding borrowings under the ABL Facility. The outstanding letters of credit under the ABL Facility at September 30, 2013 were $68, leaving an unused borrowing capacity of $153 under the ABL Facility and the Cash Flow Facility (without triggering the financial maintenance covenant under the ABL Facility).
At September 30, 2013, the Company was in compliance with the covenants of all long-term debt agreements.

Debt outstanding at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
ABL Facility	$90	$—
8.875% First Lien Notes due 2020	1,100	1,100
10.00% Senior Secured Notes due 2020	250	250
9.00% Springing Lien Dollar Notes due 2021	1,161	1,161
9.50% Springing Lien Euro Notes due 2021	179	175
11.5% Senior Subordinated Notes due 2016 (includes $2 of unamortized debt discount at both September 30, 2013 and December 31, 2012)	380	380
China fixed asset loan	23	23
China working capital loans	18	19
India Bank medium term loan	1	2
Total debt	3,202	3,110
Less current installments	27	29
Long-term debt, excluding current installments	$3,175	$3,081
7. Income Taxes
The effective tax rate was 7% and (6)% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate was 0% and (4)% for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates.  The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance. The valuation allowance, which relates principally to the U.S. deferred tax assets, was established and maintained based on the Company’s assessment that the net deferred tax assets will likely not be realized.
For both the three and nine months ended September 30, 2013, income taxes include favorable discrete tax adjustments of $9 pertaining to pension curtailment, adjustments made to prior year intercompany transactions and the resolution of certain tax matters in the U.S. and non-U.S. jurisdictions. There were $0 of discrete tax adjustments for the three and nine months ended September 30, 2012.
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
8. Commitments and Contingencies
Litigation
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Environmental Matters
The Company is involved in certain remediation actions related to soil and/or groundwater contamination as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both September 30, 2013 and December 31, 2012, the Company had recognized obligations of $6 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets. The undiscounted obligations, which are expected to be paid over the next 100 years, are approximately $20.

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement benefit expense for the three and nine months ended September 30, 2013 and 2012:

	Pension		Postretirement
	Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$4	$5	$1	$1
Interest cost	3	3	1	1
Expected return on plan assets	(2)	(2)	—	—
Curtailment gain (1)	(3)	—	—	—
Amortization of prior service cost (benefit)	—	—	—	—
Amortization of actuarial loss	1	—	—	—
Total	$3	$6	$2	$2

	Pension		Postretirement
	Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$12	$19	$2	$2
Interest cost	9	9	3	3
Expected return on plan assets	(6)	(6)	—	—
Curtailment gain (1)	(3)	—	—	—
Amortization of prior service cost (benefit)	—	—	1	1
Amortization of actuarial loss	1	—	—	—
Total	$13	$22	$6	$6

(1)
The curtailment gain recognized on pension benefits during the three and nine months ended September 30, 2013 relates to the remeasurement of the pension benefit obligation in conjunction with the ratification of the new collective bargaining agreement in July 2013 (See Note 1).

10. Segment Information
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
The Company’s organizational structure continues to evolve. It is also continuing to refine its operating structure to better align its services to its customers and improve its cost position, while continuing to invest in global growth opportunities.
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by business. Segment EBITDA is defined as EBITDA adjusted for certain non-cash and certain other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions.
Net Sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Silicones	$549	$512	$1,636	$1,616
Quartz	55	59	148	175
Total	$604	$571	$1,784	$1,791

(1)	Inter-business sales are not significant and, as such, are eliminated within the selling business.
Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Silicones	$55	$44	$193	$153
Quartz	11	16	27	38
Other	(11)	(9)	(34)	(27)

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment EBITDA:
Silicones	$55	$44	$193	$153
Quartz	11	16	27	38
Other	(11)	(9)	(34)	(27)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	1	—	(4)	(12)
Restructuring and other costs	(9)	(8)	(17)	(32)
Total adjustments	(8)	(8)	(21)	(44)
Interest expense, net	(77)	(71)	(234)	(197)
Income tax benefit (expense)	5	(5)	—	(9)
Depreciation and amortization	(42)	(48)	(129)	(142)
Loss on extinguishment and exchange of debt	—	—	—	(6)
Net loss	$(67)	$(81)	$(198)	$(234)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. Non-cash charges primarily represent stock-based compensation expense, unrealized foreign exchange gains and losses and asset disposal gains and losses. For the three and nine months ended September 30, 2013, these items primarily include pension curtailment gains, offset by stock-based compensation expense and net foreign exchange transaction gains and losses. For the three and nine months ended September 30, 2012, these items primarily include net foreign exchange transaction gains and losses and asset disposal charges.
Restructuring and other costs primarily include expenses from the Company’s restructuring and cost optimization programs and management fees paid to its owner.
11. Stock-based Compensation
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

Restricted Deferred Units
On March 8, 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of September 30, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan, under which the above awards were granted, was issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MPM’s behalf, as a result of the employees’ services to MPM. All compensation cost is recorded over the requisite service period on a graded-vesting basis.
12. Changes in Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(67)	$181	$114	$(45)	$261	$216
Other comprehensive income before reclassifications, net of tax (1)	13	20	33	4	18	22
Amounts reclassified from Accumulated other comprehensive income, net of tax (2)	1	—	1	—	—	—
Net other comprehensive income	14	20	34	4	18	22
Ending balance	$(53)	$201	$148	$(41)	$279	$238

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(65)	$245	$180	$(46)	$274	$228
Other comprehensive income (loss) before reclassifications, net of tax (1)	10	(44)	(34)	4	5	9
Amounts reclassified from Accumulated other comprehensive income, net of tax (2)	2	—	2	1	—	1
Net other comprehensive income (loss)	12	(44)	(32)	5	5	10
Ending balance	$(53)	$201	$148	$(41)	$279	$238

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the three and nine months ended September 30, 2013 primarily represents a curtailment gain, net of tax, related to the remeasurement of the pension benefit obligation in conjunction with the ratification of the new collective bargaining agreement in July 2013 (See Note 1).

(2)	These accumulated other comprehensive income (loss) components are included in the computation of net pension and postretirement benefit expense (see Note 9).

13. Guarantor/Non-Guarantor Subsidiary Financial Information
As of September 30, 2013, the Company had outstanding $1,100 in aggregate principal amount of first-lien notes, $250 in aggregate principal amount of senior secured notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$6	$2	$89	$—	$97
Accounts receivable	—	91	234	—	325
Due from affiliates	—	93	28	(113)	8
Inventories:
Raw materials and work in process	—	49	69	—	118
Finished goods	—	128	159	—	287
Prepaid expenses	—	13	6	—	19
Deferred income taxes	—	—	7	—	7
Other current assets	—	11	45	—	56
Total current assets	6	387	637	(113)	917
Property and equipment, net	—	439	513	—	952
Investment in unconsolidated entities	1,985	—	7	(1,985)	7
Other assets	84	10	15	—	109
Deferred income taxes	—	—	28	—	28
Intercompany loans receivable	168	1,860	33	(2,061)	—
Intangible assets, net	—	79	386	—	465
Goodwill	—	—	390	—	390
Total assets	$2,243	$2,775	$2,009	$(4,159)	$2,868
Liabilities and (Deficit) Equity
Current liabilities:
Trade payables	$—	$79	$175	$—	$254
Short-term borrowings	—	—	5	—	5
Accrued expenses and other liabilities	—	48	87	—	135
Accrued interest	99	—	—	—	99
Due to affiliates	—	31	91	(113)	9
Accrued income taxes	—	—	7	—	7
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	27	—	27
Total current liabilities	99	158	411	(113)	555
Long-term liabilities:
Long-term debt	3,069	66	40	—	3,175
Other liabilities	2	11	45	—	58
Pension liabilities	—	160	143	—	303
Intercompany loans payable	341	49	1,671	(2,061)	—
Deferred income taxes	—	—	45	—	45
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	346	—	(346)	—
Total liabilities	3,511	790	2,355	(2,520)	4,136
Total equity (deficit)	(1,268)	1,985	(346)	(1,639)	(1,268)
Total liabilities and (deficit) equity	$2,243	$2,775	$2,009	$(4,159)	$2,868

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2012
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$2	$107	$—	$110
Accounts receivable	—	74	219	—	293
Due from affiliates	2	70	38	(104)	6
Inventories:
Raw materials and work in process	—	42	65	—	107
Finished goods	—	122	145	—	267
Prepaid expenses	—	10	4	—	14
Deferred income taxes	—	—	6	—	6
Other current assets	—	7	37	—	44
Total current assets	3	327	621	(104)	847
Property and equipment, net	—	463	553	—	1,016
Investment in unconsolidated entities	2,005	—	5	(2,005)	5
Other long-term assets	77	10	17	—	104
Deferred income taxes	—	—	27	—	27
Intercompany loans receivable	171	1,726	28	(1,925)	—
Intangible assets, net	—	77	416	—	493
Goodwill	—	—	412	—	412
Total assets	$2,256	$2,603	$2,079	$(4,034)	$2,904
Liabilities and (Deficit) Equity
Current liabilities:
Trade payables	$1	$56	$197	$—	$254
Short-term borrowings	—	—	6	—	6
Accrued expenses and other liabilities	2	65	90	—	157
Accrued interest	83	—	—	—	83
Due to affiliates	—	29	78	(104)	3
Accrued income taxes	—	—	6	—	6
Deferred income taxes	—	—	19	—	19
Current installments of long-term debt	—	—	29	—	29
Total current liabilities	86	150	425	(104)	557
Long-term liabilities:
Long-term debt	3,065	—	16	—	3,081
Other liabilities	1	7	48	—	56
Pension liabilities	—	175	136	—	311
Intercompany loans payable	252	106	1,567	(1,925)	—
Deferred income taxes	—	—	47	—	47
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	160	—	(160)	—
Total liabilities	3,404	598	2,239	(2,189)	4,052
Total (deficit) equity	(1,148)	2,005	(160)	(1,845)	(1,148)
Total liabilities and equity (deficit)	$2,256	$2,603	$2,079	$(4,034)	$2,904

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$288	$456	$(140)	$604
Costs and expenses:
Cost of sales, excluding depreciation	—	208	376	(140)	444
Selling, general and administrative expense	8	33	43	—	84
Depreciation and amortization expense	—	17	25	—	42
Research and development expense	—	10	8	—	18
Restructuring and other costs	2	6	1	—	9
Operating (loss) income	(10)	14	3	—	7
Interest income	—	(40)	(3)	42	(1)
Interest expense	75	—	45	(42)	78
Other expense, net	—	1	—	—	1
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(85)	53	(39)	—	(71)
Income tax (benefit) expense	—	(8)	3	—	(5)
(Loss) income before earnings (losses) from unconsolidated entities	(85)	61	(42)	—	(66)
Earnings (losses) from unconsolidated entities, net of taxes	18	(43)	(1)	25	(1)
Net (loss) income	$(67)	$18	$(43)	$25	$(67)
Comprehensive (loss) income	$(33)	$53	$(50)	$(3)	$(33)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$255	$429	$(113)	$571
Costs and expenses:
Cost of sales, excluding depreciation	—	186	337	(113)	410
Selling, general and administrative expense	9	36	49	—	94
Depreciation and amortization expense	—	21	27	—	48
Research and development expense	—	12	6	—	18
Restructuring and other costs	2	3	3	—	8
Operating (loss) income	(11)	(3)	7	—	(7)
Interest income	—	(24)	(3)	27	—
Interest expense	57	3	38	(27)	71
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(68)	18	(28)	—	(78)
Income tax expense	—	—	5	—	5
(Loss) income before (losses) earnings from unconsolidated entities	(68)	18	(33)	—	(83)
(Losses) earnings from unconsolidated entities, net of taxes	(13)	(31)	2	44	2
Net loss	$(81)	$(13)	$(31)	$44	$(81)
Comprehensive (loss) income	$(59)	$9	$(13)	$4	$(59)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$815	$1,354	$(385)	$1,784
Costs and expenses:
Cost of sales, excluding depreciation	—	566	1,096	(385)	1,277
Selling, general and administrative expense	19	107	150	—	276
Depreciation and amortization expense	—	53	76	—	129
Research and development expense	—	31	20	—	51
Restructuring and other costs	4	9	4	—	17
Operating (loss) income	(23)	49	8	—	34
Interest income	—	(120)	(3)	121	(2)
Interest expense	227	3	127	(121)	236
Other expense (income), net	—	1	(1)	—	—
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(250)	165	(115)	—	(200)
Income tax (benefit) expense	—	(7)	7	—	—
(Loss) income before earnings (losses) from unconsolidated entities	(250)	172	(122)	—	(200)
Earnings (losses) from unconsolidated entities, net of taxes	52	(120)	2	68	2
Net (loss) income	$(198)	$52	$(120)	$68	$(198)
Comprehensive (loss) income	$(230)	$20	$(179)	$159	$(230)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$777	$1,369	$(355)	$1,791
Costs and expenses:
Cost of sales, excluding depreciation	—	579	1,069	(355)	1,293
Selling, general and administrative expense	13	139	155	—	307
Depreciation and amortization expense	—	60	82	—	142
Research and development expense	—	36	17	—	53
Restructuring and other costs	4	23	5	—	32
Operating (loss) income	(17)	(60)	41	—	(36)
Interest income	—	(75)	(5)	79	(1)
Interest expense	163	8	106	(79)	198
Other income, net	—	—	(11)	—	(11)
(Gain) loss on extinguishment and exchange of debt	(4)	(5)	15	—	6
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(176)	12	(64)	—	(228)
Income tax (benefit) expense	—	(1)	10	—	9
(Loss) income before (losses) earnings from unconsolidated entities	(176)	13	(74)	—	(237)
(Losses) earnings from unconsolidated entities, net of taxes	(58)	(71)	3	129	3
Net loss	$(234)	$(58)	$(71)	$129	$(234)
Comprehensive loss	$(224)	$(48)	(66)	$114	$(224)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(51)	$(60)	$30	$(48)	$(129)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(25)	(31)	—	(56)
Capitalized interest	—	—	(1)	—	(1)
Purchases of intangible assets	—	(2)	—	—	(2)
Proceeds from sale of assets	—	1	—	—	1
Change in restricted cash	—	—	(5)	—	(5)
Return of capital from subsidiary from sales of accounts receivable	—	42	—	(42)	—
	—	16	(37)	(42)	(63)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—	(1)	—	(1)
Borrowings of long-term debt	—	239	105	—	344
Repayments of long-term debt	(1)	(175)	(82)	—	(258)
Net intercompany loan (repayments) borrowings	(34)	28	6	—	—
Long-term debt financing fees	(11)	—	—	—	(11)
Common stock dividends paid	—	(48)	—	48	—
Proceeds from capital contribution	102	—	—	—	102
Return of capital to parent from sales of accounts receivable	—	—	(42)	42	—
	56	44	(14)	90	176
Increase (decrease) in cash and cash equivalents	5	—	(21)	—	(16)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Cash and cash equivalents (unrestricted), beginning of period	1	2	107	—	110
Cash and cash equivalents (unrestricted), end of period	$6	$2	$84	$—	$92

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(136)	$68	$32	$(48)	$(84)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(33)	(44)	—	(77)
Purchase of intangible assets	—	(2)	—	—	(2)
Return of capital from subsidiary from sales of accounts receivable	—	36	—	(36)	—
Proceeds from disposal of assets	—	—	2	—	2
	—	1	(42)	(36)	(77)
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings	—	—	1	—	1
Borrowings of long-term debt	250	175	134	—	559
Repayments of long-term debt	—	(95)	(392)	—	(487)
Net intercompany loan (repayments)borrowings	(147)	(101)	248	—	—
Long-term debt financing fees	(5)	—	(3)	—	(8)
Common stock dividends paid	—	(48)	—	48	—
Return of capital to parent from sales of accounts receivable	—	—	(36)	36	—
	98	(69)	(48)	84	65
Decrease in cash and cash equivalents	(38)	—	(58)	—	(96)
Effect of exchange rate changes on cash	—	—	1	—	1
Cash and cash equivalents (unrestricted), beginning of period	40	—	159	—	199
Cash and cash equivalents (unrestricted), end of period	$2	$—	$102	$—	$104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the third quarter of 2013” refers to the three months ended September 30, 2013 and “the third quarter of 2012” refers to the three months ended September 30, 2012.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., pricing actions by our competitors that could affect our operating margins and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview and Outlook
Business Overview
Momentive Performance Materials Inc., together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”) believes that it is one of the world’s largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 5,000 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, 3M, Goodyear, Unilever, Saint Gobain, Motorola, L’Oreal, BASF, The Home Depot and Lowe’s.
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC (formerly known as Hexion LLC), the parent company of Momentive Specialty Chemicals Inc. (formerly known as Hexion Specialty Chemicals Inc. and referred to herein as “MSC”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (referred to herein as the “Shared Services Agreement”), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC and requires that the Shared Service Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2013 is set at 57% for MSC and 43% for us.

The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $64 of cost savings in connection with the Shared Services Agreement, and through September 30, 2013, we have realized all of these savings on a run-rate basis. We expect the savings from these synergies to continue.
2013 Overview

•
Net sales decreased $7 in the first nine months of 2013, as compared to the first nine months of 2012, primarily due to unfavorable exchange rate fluctuations of $27, partially offset by an increase in volume of $20.

•
In the second quarter of 2013, we incurred approximately $6 of cost inefficiencies related to multiple unusual events in certain plant locations. We do not expect these events to recur during the remainder of 2013; however, we incurred higher processing and transportation costs in the third quarter of 2013 recovering from those events.

•
During the first nine months of 2013, we realized approximately $8 in cost savings as a result of the Shared Services Agreement with MSC bringing our total realized savings under the agreement to $63. During the first nine months of 2013, we also realized approximately $13 in cost savings as a result of other initiatives bringing our total realized savings under these initiatives to $28. As of September 30, 2013, we have approximately $2 of in-process cost savings in connection with the Shared Services Agreement and approximately $8 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

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

•
In May 2013, one of our subsidiaries entered into a new purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”) in connection with the sale by an affiliate of the General Electric Company (“GE”) of its equity interests in ASM. The new agreement provides us with a long-term supply of siloxane through 2026 and the option to extend such agreement through 2036. The agreement replaced and superseded (i) an off-take agreement with ASM, pursuant to which we sourced a portion of our siloxane, and (ii) a long-term supply agreement, pursuant to which GE and its affiliate ensured that we were provided with a minimum annual supply of siloxane from ASM or an alternative source in certain circumstances through December 2026. In connection with the foregoing transactions, our direct parent received a one-time payment of approximately $102 from GE, which was subsequently contributed to us.

•
Also in May 2013, we entered into an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and us, to, among other things, revise the royalty payable to GE Monogram Licensing International and provide for an option to extend such agreement for an additional five-year period through 2023. In connection with the amendment, our direct parent recorded a gain and related intangible asset of $7, which was subsequently contributed to us.

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

Due to ongoing worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict. In the third quarter of 2013, sales decreased approximately 2% in our silicones business versus the second quarter of 2013 due to continued pricing pressure and normal seasonality. Sales at our Quartz business increased approximately 8% in the third quarter of 2013, as compared to the second quarter of 2013, as a result of improving conditions in the semiconductor capital equipment industry. Although we expect the volatility in the global markets, economic softness across the world, lack of consumer confidence and over-capacity in our industry to continue to adversely impact our results as compared to our performance in 2011 and 2010, we expect our business to continue to gradually improve in the remainder of 2013.
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

In response to the uncertain economic outlook, we continue to execute restructuring and cost reduction programs with $8 of in-process cost savings. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments.

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
Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Net sales	$604	100%	$571	100%
Costs and expenses:
Cost of sales, excluding depreciation	444	74%	410	72%
Selling, general and administrative expense, including depreciation and amortization expense	126	21%	142	25%
Research and development expense	18	3%	18	3%
Restructuring and other costs	9	2%	8	1%
Operating income (loss)	7	1%	(7)	(1)%
Interest expense, net	77	13%	71	12%
Other expense, net	1	—%	—	—%
Loss before income taxes and (losses) earnings from unconsolidated entities	(71)	(12)%	(78)	(14)%
Income tax (benefit) expense	(5)	(1)%	5	1%
Loss before (losses) earnings from unconsolidated entities	(66)	(11)%	(83)	(15)%
(Losses) earnings from unconsolidated entities, net of taxes	(1)	—%	2	—%
Net loss	$(67)	(11)%	$(81)	(14)%
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Net Sales. Net sales for the third quarter of 2013 were $604, compared to $571 for the third quarter of 2012, an increase of $33 or 6%. The increase was primarily due to an increase in volume of $44, partially offset by unfavorable exchange rate fluctuations of $7, and a decrease in price and mix shift of $4. Sales were positively impacted by improved demand for our silicones products in construction, automotive and personal care applications as a result of successful growth initiatives and economic improvement primarily in our North American market.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation for the third quarter of 2013 was $444, compared to $410 for the third quarter of 2012, an increase of $34 or 8%. The increase was primarily due to the increase in volumes discussed above, and was partially offset by deflation in raw material and processing costs of $5 and cost savings of $5 as a result of the Shared Services Agreement with MSC and other initiatives.
Selling, General and Administrative Expense. Selling, general and administrative expense, including depreciation and amortization expense for the third quarter of 2013 was $126, compared to $142 for the third quarter of 2012, a decrease of $16 or 11%. The decrease was primarily due to lower compensation and benefit expenses of $7 as a result of reduced headcount from our restructuring programs and lower depreciation and amortization expenses of $6, partially offset by unfavorable exchange rate fluctuations of $5.
Research and Development Expense. Research and development expense for the third quarter of 2013 was flat as compared to the third quarter of 2012.
Restructuring and Other Costs. Restructuring and other costs for the third quarter of 2013 were $9, compared to $8 for the third quarter of 2012, an increase of $1 or 13%. For the third quarter of 2013, these costs were primarily related to one-time charges for services and integration costs of $9. For the third quarter of 2012, these costs were primarily related to severance charges associated with previously announced workforce reductions of $3 and one-time expenses for services and integration costs of $5.

Interest Expense, Net. Interest expense, net for the third quarter of 2013 was $77, compared to $71 for the third quarter of 2012, an increase of $6 or 8%. The increase was driven by higher average outstanding debt balances and interest rates primarily as a result of our debt refinancing transactions in October 2012.
Other Expense, Net. Other expense, net for the third quarter of 2013 remained relatively flat as compared to the third quarter of 2012.
Income Taxes. The effective tax rate was 7% and (6)% for the third quarter of 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
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

	Nine Months Ended September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,784	100%	$1,791	100%
Costs and expenses:
Cost of sales, excluding depreciation	1,277	72%	1,293	72%
Selling, general and administrative expense, including depreciation and amortization expense	405	23%	449	25%
Research and development expense	51	3%	53	3%
Restructuring and other costs	17	1%	32	2%
Operating income (loss)	34	2%	(36)	(2)%
Interest expense, net	234	13%	197	11%
Other income, net	—	—%	(11)	(1)%
Loss on extinguishment and exchange of debt	—	—%	6	—%
Loss before income taxes and earnings from unconsolidated entities	(200)	(11)%	(228)	(13)%
Income tax expense	—	—%	9	1%
Loss before earnings from unconsolidated entities	(200)	(11)%	(237)	(13)%
Earnings from unconsolidated entities, net of taxes	2	—%	3	—%
Net loss	$(198)	(11)%	$(234)	(13)%
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Net Sales. Net sales for the first nine months of 2013 were $1,784 compared to $1,791 for the first nine months of 2012, a decrease of $7. The decrease was primarily due to an unfavorable exchange rate fluctuations of $27, partially offset by an increase in volume of $20. Silicones sales increased 1% compared to the first nine months of 2012, and were driven by stronger demand, but were partially offset by weaker pricing. Quartz sales decreased 15% compared to the first nine months of 2012 due to continued softness in semiconductor and solar related products.
Cost of Sales, Excluding Depreciation. Cost of sales, excluding depreciation, for the first nine months of 2013 was $1,277, compared to $1,293 for the first nine months of 2012, a decrease of $16 or 1%. The decrease was primarily due to deflation in raw material and processing costs of $38, exchange rate fluctuations of $24 and cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $16. The foregoing amounts were partially offset by the increase in volumes discussed above and $6 of cost inefficiencies related to multiple unusual events in certain plant locations in the second quarter of 2013.
Selling, General and Administrative Expense. Selling, general and administrative expense, including depreciation and amortization expense for the first nine months of 2013 was $405, compared to $449 for the first nine months of 2012, a decrease of $44 or 10%. The decrease was primarily due to lower compensation and benefit expenses of $20 as a result of reduced headcount from our restructuring programs, cost savings as a result of the Shared Services Agreement with MSC of $4 and lower depreciation and amortization expenses of $13, partially offset by unfavorable exchange rate fluctuations of $3.
Research and Development Expense. Research and development expense for the first nine months of 2013 was $51, compared to $53 for the first nine months of 2012, a decrease of $2 or 4%. The decrease was primarily related to the timing of new projects.

Restructuring and Other Costs. Restructuring and other costs for the first nine months of 2013 were $17, compared to $32 for the first nine months of 2012, a decrease of $15 or 47%. For the first nine months of 2013, these costs were primarily related to one-time charges for services and integration costs of $17. For the first nine months of 2012, these costs were primarily related to severance charges associated with previously announced workforce reductions of $19 and one-time expenses for services and integration costs of $13.
Interest Expense, Net. Interest expense, net for the first nine months of 2013 was $234, compared to $197 for the first nine months of 2012, an increase of $37 or 19%. The increase was driven by higher average outstanding debt balances and interest rates primarily as a result of our debt refinancing transactions in April, May and October 2012.
Other Income, Net. Other income, net for the first nine months of 2013 was $0, compared to $11 for the first nine months of 2012. Other income, net for the first nine months of 2012 was primarily the result of a one-time gain from the sale of a building lease option to a third party and a one-time royalty payment received from our siloxane joint venture.
Loss on Extinguishment and Exchange of Debt. In connection with our debt refinancing transactions in April and May 2012, we recognized a loss on the extinguishment and exchange of debt of $6.
Income Taxes. The effective tax rate was 0% and (4)% for the first nine months of 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales(1):
Silicones	$549	$512	$1,636	$1,616
Quartz	55	59	148	175
Total	$604	$571	$1,784	$1,791

Segment EBITDA:
Silicones	$55	$44	$193	$153
Quartz	11	16	27	38
Other	(11)	(9)	(34)	(27)

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012 Business Results
Following is an analysis of the percentage change in sales by business from the three months ended September 30, 2012 to the three months ended September 30, 2013:

	Volume	Price/Mix	Currency Translation	Total
Silicones	9%	(1)%	(1)%	7%
Quartz	(6)%	—%	(1)%	(7)%

Silicones
Net sales for our Silicones business for the third quarter of 2013 were $549, compared to $512 for the third quarter of 2012, an increase of $37 or 7%. The increase was primarily due to an increase in volume of $47, partially offset by unfavorable exchange rate fluctuations of $6 and a decrease in price and mix shift of $4. Sales were positively impacted by improved demand for our silicones products in construction, automotive and personal care applications as a result of successful growth initiatives and economic improvement primarily in our North American market.
Segment EBITDA for the third quarter of 2013 increased by $11 to $55 compared to the third quarter of 2012. The increase was primarily due to the sales increase discussed above, as well as the impact of cost control and productivity initiatives.
Quartz
Net sales for our Quartz business for the third quarter of 2013 were $55, compared to $59 for the third quarter of 2012, a decrease of $4 or 7%. The decrease was primarily due to a decrease in volume of $3 driven by continued softness in the markets for semiconductor and solar related products, as well as unfavorable exchange rate fluctuations of $1.
Segment EBITDA for the third quarter of 2013 decreased by $5 to $11 compared to the third quarter of 2012. The decrease was primarily due to the decrease in sales discussed above, as well as an increase in raw material and processing costs.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $2 to $11 compared to the third quarter of 2012, primarily due to increased expenses that were not assessed to the businesses.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Business Results
Following is an analysis of the percentage change in sales by business from the nine months ended September 30, 2012 to the nine months ended September 30, 2013:

	Volume	Price/Mix	Currency Translation	Total
Silicones	3%	—%	(2)%	1%
Quartz	(14)%	—%	(1)%	(15)%
Silicones
Net sales for our Silicones business for the first nine months of 2013 were $1,636, compared to $1,616 for the first nine months of 2012, an increase of $20 or 1%. The increase was primarily due to volume increase of $45, partially offset by unfavorable exchange rate fluctuations of $24 and a decrease in price and mix shift of $1. The volume increases were driven by the successful execution of growth initiatives and improved economic conditions in our North American market, which contributed to increased demand for our products, primarily in construction, automotive and oil and gas applications.
Segment EBITDA for the first nine months of 2013 increased by $40 to $193 compared to the first nine months of 2012. The increase was primarily due to the sales increase discussed above, as well as the impact of cost control and productivity initiatives. This increase was partially offset by cost inefficiencies related to multiple unusual events in certain plant locations and the impact of lower factory leverage in the second quarter of 2013.
Quartz
Net sales for our Quartz business for the first nine months of 2013 were $148, compared to $175 for the first nine months of 2012, a decrease of $27 or 15%. The decrease was primarily due to lower volumes of $25 reflecting a downturn in demand for semiconductor and solar related products, as well as unfavorable exchange rate fluctuations of $3, and was partially offset by positive pricing $1.
Segment EBITDA for the first nine months of 2013 decreased by $11 to $27 compared to the first nine months of 2012. The decrease was primarily due to the decrease in sales discussed above, as well as an increase in raw material and processing costs.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $7 to $34 compared to the first nine months of 2012, primarily due to increased expenses that were not assessed to the businesses.

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment EBITDA:
Silicones	$55	$44	$193	$153
Quartz	11	16	27	38
Other	(11)	(9)	(34)	(27)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	1	—	(4)	(12)
Restructuring and other costs	(9)	(8)	(17)	(32)
Total adjustments	(8)	(8)	(21)	(44)
Interest expense, net	(77)	(71)	(234)	(197)
Income tax benefit (expense)	5	(5)	—	(9)
Depreciation and amortization	(42)	(48)	(129)	(142)
Loss on extinguishment and exchange of debt	—	—	—	(6)
Net loss	$(67)	$(81)	$(198)	$(234)
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. Non-cash charges primarily represent stock-based compensation expense, unrealized foreign exchange gains and losses and asset disposal gains and losses. For the three and nine months ended September 30, 2013, these items primarily include pension curtailment gains, offset by stock-based compensation expense and net foreign exchange transaction gains and losses. For the three and nine months ended September 30, 2012, these items primarily include net foreign exchange transaction gains and losses and asset disposal charges.
Restructuring and other costs primarily include expenses from the Company’s restructuring and cost optimization programs and management fees paid to its owner.
Liquidity and Capital Resources
 We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our credit facilities. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt service.
We had $3,202 of indebtedness at September 30, 2013. Accordingly, we have significant debt service obligations. In addition, at September 30, 2013, we had $245 in liquidity, including $92 of unrestricted cash and cash equivalents (of which $84 is maintained in foreign jurisdictions), and $153 of borrowings available under our secured revolving credit facilities (without triggering the financial maintenance covenant under the ABL Facility).
A summary of the components of our net working capital (defined as accounts receivable and inventories less trade payables) at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	% of LTM Net Sales	December 31, 2012	% of LTM Net Sales
Accounts receivable	$325	14%	$293	12%
Inventories	405	17%	374	16%
Trade payables	(254)	(11)%	(254)	(10)%
Net working capital	$476	20%	$413	18%
The increase in net working capital of $63 from December 31, 2012 was due primarily to an increase in inventory levels to meet customer demands and to mitigate the impact of a possible work stoppage at our primary U.S. manufacturing facility related to then-pending labor union negotiations, which have since been completed. Accounts receivable also increased due to the timing of collections in September. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.

Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2013	2012
Sources (uses) of cash:
Operating activities	$(129)	$(84)
Investing activities	(63)	(77)
Financing activities	176	65
Effect of exchange rates on cash flow	(2)	1
Net decrease in cash and cash equivalents	$(18)	$(95)
Operating activities. In the first nine months of 2013, operations used $129 of cash. Net loss of $198 included $133 of non-cash expense items, of which $129 was for depreciation and amortization, $7 was amortization of debt discount and deferred issuance costs and $5 was for unrealized foreign currency losses. These were partially offset by $10 for deferred income taxes. Net working capital (defined as accounts receivable and inventory less accounts payable) used $64 of cash, driven by increases in inventory of $37 and accounts receivable of $37, partially offset by an increase in accounts payable of $10. Changes in other assets and liabilities were neutral, and are driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.
In the first nine months of 2012, operations used $84 of cash. Net loss of $234 included $164 of non-cash expense items, of which $142 was for depreciation and amortization, $15 was amortization of debt discount and deferred issuance costs, $6 was for loss on extinguishment of debt and $5 was for unrealized foreign currency losses. These were partially offset by $3 for deferred income taxes. Net working capital used $9 of cash driven by an increase in inventory of $6 and a decrease in trade payables of $9, partially offset by a decrease in accounts receivable of $6. Changes in other assets and liabilities used cash of $6 due to the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.
Investing activities. In the first nine months of 2013, investing activities used $63. We spent $57 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (including capitalized interest). We also spent $2 on the acquisition of intangible assets, and an increase in restricted cash used $5. These expenditures were partially offset by proceeds of $1 from the sale of assets
In the first nine months of 2012, investing activities used $77. We spent $77 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects. We also spent $2 on the acquisition of intangible assets. These expenditures were partially offset by proceeds of $2 from the sale of assets
Financing activities. In the first nine months of 2013, financing activities provided $176. Net long-term debt borrowings were $86, which primarily consisted of net borrowings under our ABL Facility. We also paid $11 in financing fees related to our new ABL Facility, and received proceeds from a capital contribution of $102 from our parent.
In the first nine months of 2012, financing activities provided $65. Net long-term debt borrowings were $72, and consisted primarily of proceeds of $250 from the issuance of 10% Senior Secured Notes due October 2020 and $175 of incremental term loans due May 2015, partially offset by the repayment of $240 of term loans maturing May 2015 and $178 of term loans maturing December 2013, all as part of our refinancing transactions in 2012.
For 2013, we expect the following significant cash outflows: interest payments on our fixed rate First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (due semi-annually) of approximately $288 in total (with first quarter and third quarter payments of approximately $61, and second and fourth quarter payments of approximately $83); interest payments and fees related to our secured revolving credit facilities, depending on usage of the facilities during the year; principal (due semi-annually) and interest (due quarterly) related to our Agricultural Bank of China fixed asset loan of approximately $8 and $1 (depending on interest rate and foreign exchange rate fluctuations), respectively; restructuring payments of approximately $17; global pension fund contributions of approximately $7 and income tax payments estimated at $15. Capital spending in 2013 is expected to be between $90 and $100. We expect to fund these significant outflows with cash flow from operations and available cash and cash equivalents, including available borrowings under our secured revolving credit facilities.
At September 30, 2013, our secured revolving credit facilities consisted of a $270 asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (the “ABL Facility”), and a $75 revolving credit facility with an affiliate of GE, which supplements the ABL Facility and is available subject to a certain utilization test based on borrowing availability under the ABL Facility (the “Cash Flow Facility”). The ABL Facility and Cash Flow Facility, which were entered into in April 2013, replaced our prior senior secured credit facility that consisted of a $300 revolving credit facility and a $33 synthetic letter of credit facility. There were $90 of borrowings outstanding under the ABL Facility and no borrowings outstanding under the Cash Flow Facility at September 30, 2013. The outstanding letters of credit under the ABL Facility at September 30, 2013 were $68, leaving unused borrowing capacity under the ABL Facility and Cash Flow Facility of $153 (without triggering the financial maintenance covenant under the ABL Facility).
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
For the last twelve months ended September 30, 2013, our cash flow from operations was insufficient to cover our interest payments, and we may continue to experience such shortfalls in the future. Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, including the notes, or to fund operations and capital expenditures, will depend on our ability to generate cash in the future. To the extent that our cash flow from operations is insufficient to fund our debt service obligations, we would be dependent on our existing liquidity, made up of cash balances and borrowing availability under our secured revolving credit facilities, to meet our debt service obligations and to fund operations and capital expenditures. Our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.
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
The financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1.0 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). Although we were not required to meet such ratio requirement, as of September 30, 2013, we had a Senior Secured Leverage Ratio of 4.75 to 1.0 under the Cash Flow Facility.
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
At September 30, 2013, we were in compliance with all covenants under the credit agreements governing our secured revolving credit facilities and under the indentures governing the notes.
Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA is not a defined term under U.S. GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges under the indentures should not be considered as an alternative to interest expense.

The following table reconciles net loss to EBITDA and Adjusted EBITDA (as calculated under our credit agreements as substantially calculated under our indentures) for the period presented:

September 30, 2013
LTM Period
Net loss	$(329)
Loss on extinguishment and exchange of debt	50
Interest expense, net	313
Income tax benefit	(1)
Depreciation and amortization	174
EBITDA	207
Restructuring and other costs (a)	28
Non cash and purchase accounting effects (b)	—
Management fee and other (c)	5
Pro forma savings from Shared Services Agreement (d)	2
Pro forma savings from other initiatives (e)	8
Exclusion of Unrestricted Subsidiary results (f)	(16)
Adjusted EBITDA	$234

Key calculations under the Credit Agreement governing the Cash Flow Facility
Total Senior Secured Net Debt	$1,111
Senior Secured Leverage Ratio for the twelve month period ended September 30, 2013 (g)	4.75

(a)	Relates primarily to restructuring and other costs.

(b)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses and (iv) impairments or disposals. For the twelve month period ended September 30, 2013, non-cash items include: (i) pension curtailment gains of $3, (ii) unrealized foreign currency exchange losses of $1 and (iii) stock-based compensation expense of $1.

(c)	Management Fee and Other include management and other fees to Apollo and affiliates and business optimization expenses.

(d)	Represents estimated cost savings, on a pro forma basis, from the Shared Services Agreement with MSC.

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
The Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $145, which could result in a tax obligation of $51, based on currency exchange rates as of September 30, 2013. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On February 5, 2013, we adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on our unaudited Condensed Consolidated Financial Statements. See Note 12 for the disclosures required by the adoption of ASU 2013-02.
Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. ASU 2013-11 will be effective for the Company on January 1, 2014. We are currently assessing the impact of the adoption of ASU 2013-11 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2012 was provided in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to such disclosure during the first nine months of 2013.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2013.
Changes in Internal Control Over Financial Reporting
The remediation efforts noted below represent changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We tested the newly implemented controls and the enhanced controls and found them to be effective as of June 30, 2013, and in operation for a sufficient period of time to effectively measure their operating effectiveness. Therefore, we have concluded that the material weakness was fully remediated as of June 30, 2013.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the third quarter of 2013 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Risks Related to Our Business
If global economic conditions remain weak or deteriorate, it will negatively impact our business, results of operations and financial condition.
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

•
payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations. This situation could cause customers to terminate existing purchase orders and reduce the volume of products they purchase from us and further impact our customers’ ability to pay our receivables, requiring us to assume additional credit risk related to these receivables or limit our ability to collect receivables from that customer;

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
Our manufacturing operations require adequate supplies of raw materials and intermediate products on a timely basis. The loss of a key source or a delay in shipments could have a material adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things:

•	new or existing laws or regulations;

•	suppliers’ allocations to other purchasers;

•	interruptions in production by suppliers; and

•	natural disasters.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2012, we incurred capital expenditures of $17, and in the first nine months of 2013, we incurred capital expenditures of $9, to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville, WV, we have provided letters of credit in the following amounts: $25 for closure and post-closure care for the Waterford and the Sistersville facilities; and $10 (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility’s hazardous waste permit. In connection with the renewal, the NYSDEC may increase the financial assurances we are required to provide for this facility, which may result in a material increase in the amount of letters of credit or other assurance we must deliver. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA. Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial position. For example, to the extent we issue letters of credit under our ABL Facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under such facility would be reduced.
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
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers’ efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
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
We produce and use hazardous chemicals that require appropriate procedures and care to be used in handling them or in using them to manufacture other products. As a result of the hazardous nature of some of the products we produce and use, we may face claims relating to incidents that involve our customers’ improper handling, storage and use of our products. Additionally, we may face lawsuits alleging personal injury or property damage by neighbors living near our production facilities. These lawsuits could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our business, financial condition and/or profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.
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
The markets that we operate in are highly competitive, and this competition could harm our results of operations, cash flows and financial condition. Our competitors include major international producers as well as smaller regional competitors. We may be forced to lower our selling price based on our competitors’ pricing decisions, which would reduce our profitability. This has been further magnified by the impact of the recent global economic downturn, as companies have focused more on price to retain business and market share. In addition, we face competition from a number of products that are potential substitutes for our products. Growth in substitute products could adversely affect our market share, net sales and profit margins.
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
Our and MSC’s majority shareholder’s interest may conflict with or differ from our interests.
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
As of December 31, 2012, approximately 45% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
Our non-U.S. defined benefit pension plans were under-funded in the aggregate by $128 as of December 31, 2012. Our U.S. defined benefit pension plans were under-funded in the aggregate by $87 as of December 31, 2012.
We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have a material adverse effect on our financial condition and liquidity. In 2013, we expect to contribute approximately $4 and $3 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
Any serious disruption at any of our facilities or our suppliers’ facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities or our suppliers’ facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results.
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers were impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Our sales, operating income and Adjusted EBITDA in the first half of 2011 were reduced by approximately $31, $16 and $16, respectively, as a result of the earthquake and related events, primarily due to power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Normal plant operations at our Ohta facility were restored in early May 2011 but uncertainty in Japan continues primarily with respect to the country’s energy infrastructure. To the extent further events or actions in Japan occur that impact its energy supply, including, but not limited to, rolling blackouts, restrictions on power usage, radiation exposure from nuclear power plants or the imposition of evacuation zones around such plants, it could materially and adversely affect our operations, operating results and financial condition.
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
The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions or joint ventures. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition and joint venture strategy include:

•	potential disruptions of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.
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
Prior to December 2006, substantially all of our products and services were marketed using the GE brand name and monogram, and we believe the association with GE provided our products and services with preferred status among our customers and employees due to GE’s globally recognized brands and perceived high quality. We and GE are parties to a trademark license agreement, which was entered into in December 2006 and amended in May 2013, that grants us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights extend for an initial term of seven years through December 3, 2013, with options that allow us to renew the license through 2023, subject to certain terms and conditions, including the payment of royalties. We also have the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we are not able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name on our sealant, adhesive and certain other products.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of September 30, 2013, we had $3,207 of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. Our projected annualized cash interest expense would be approximately $294 based on our consolidated indebtedness and interest rates at September 30, 2013 without giving effect to any subsequent borrowings under our secured revolving credit facilities, of which $288 would represent cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. Although in the past we have generally generated sufficient cash flows from operations to make scheduled debt service payments, in the twelve months ended September 30, 2013, our Segment EBITDA was insufficient to cover our interest expense, and we may continue to experience such shortfalls in the future. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. As a result, unless our cash flow from operations improves, we may be forced to reduce or delay capital expenditures, sell assets, raise debt or equity capital or seek to restructure or refinance our indebtedness. These affirmative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of September 30, 2013, the borrowing base reflecting various reserves was determined to be approximately $270, and we had $68 of drawn letters of credit and $90 of revolver borrowings under the ABL Facility. However, the borrowing base (including various reserves) will be updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
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
The ABL Facility also provides for “springing control” over the cash in our deposit accounts constituting collateral for the ABL Facility, and such cash management arrangements include a cash sweep at any time that availability under the ABL Facility is less than the greater of (1) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (2) $27. Such cash sweep, if in effect, will cause all our available cash to be applied to outstanding borrowings under the ABL Facility. If we satisfy the conditions to borrowing under the ABL Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under the ABL Facility, and we will not have sufficient cash to satisfy our working capital and other operational needs. The availability threshold for triggering a cash sweep is the same availability threshold for triggering the fixed charge coverage ratio covenant under the ABL Facility. Since we currently do not satisfy the fixed charge coverage ratio covenant, such failure would constitute a default under the ABL Facility, and such default would result in a failure to satisfy the conditions to borrowing under the ABL Facility. Accordingly, if our availability falls below this threshold, our cash will be swept pursuant to the cash management provisions under the ABL Facility and we would not be permitted to make additional borrowings under the ABL Facility, resulting in our failure to have sufficient cash to satisfy our working capital and other operational needs.
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
In addition, the financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio.” Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1.0 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). Although we were not required to meet such ratio requirement, as of September 30, 2013, we had a Senior Secured Leverage Ratio of 4.75 to 1.0 under the Cash Flow Facility. If business conditions remain weak or deteriorate, we may not be able to comply with the leverage ratio covenant under the Cash Flow Facility when it becomes effective beginning with the third quarter of 2014. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital/debt structure optimization measures available to us to remain in compliance with this covenant, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenant.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of September 30, 2013, the aggregate principal amount outstanding of MPM Holdings’ PIK notes due June 2017 was $831. These notes accrue interest in-kind until maturity and will increase our direct parent’s debt over time.
We and our subsidiaries may not generate sufficient cash flows from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. See “We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” above. To the extent that we need to utilize our cash flow to fund our cash flow needs, we would not expect to be able to pay dividends to our parent. In addition, the restricted payments covenant in the indentures governing our notes, as well as similar restrictions in our secured revolving credit facilities, generally limit our ability to pay dividends to our parent except out of 50% of our cumulative net income and certain baskets. If we are unable to generate net income significantly in excess of our historical performance, which would require significant improvement in industry conditions and our performance, these covenants would likely prohibit us from providing distributions to our parent. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company’s debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our secured revolving credit facilities and other indebtedness.
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
As of September 30, 2013, $138, or approximately 4%, of our borrowings, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by $1 assuming our consolidated variable interest rate indebtedness outstanding as of September 30, 2013 remains the same.
A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.
Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”) maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Our ratings by S&P and Moody’s were downgraded in 2012. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
This item is not applicable to the registrant.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32.1	Section 1350 certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	November 13, 2013	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)