Form 10-K
period 2013-12-31
Momentive Performance Materials Inc.
filed 2014-04-11
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2014 was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

Documents incorporated by reference. None

MOMENTIVE PERFORMANCE MATERIALS INC.

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to continue as a going concern for the next twelve months, our ongoing discussions with various stakeholders regarding alternatives to our capital structure, actions that may be taken by counterparties to certain of our contractual relationships in an attempt to reduce their financial exposure to us, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1. BUSINESS

Going Concern

Based on our current liquidity position as of December 31, 2013, and projections of operating results and cash flows in 2014, there is substantial doubt about our ability to continue as a going concern for the next twelve months. Our current projections of operating results, cash flows and liquidity are not expected to be sufficient to fund our most significant cash obligations necessary to continue as a going concern.

To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure. We have retained financial advisors and, as disclosed on April 1, 2014, are in discussions with certain of our financial creditors regarding alternatives to the Company’s capital structure. As part of the process, a filing under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the near future may provide the most expeditious manner in which to effect a plan of reorganization that may be proposed by the Company. Management currently expects that a Chapter 11 filing would only involve our U.S. subsidiaries. We would expect to continue our ongoing, ordinary course operations during and following any Chapter 11 proceeding.
Given the likelihood of a Chapter 11 filing, we and our U.S. subsidiaries have obtained commitments from certain lenders to provide debtor-in-possession financing (“DIP Facilities”). The proposed DIP Facilities would be comprised of a $270 asset-based revolving loan and a $300 term loan. Such commitments are contingent upon, among other things, us and our subsidiaries commencing a filing under Chapter 11.
Overview
Momentive Performance Materials Inc., a Delaware corporation, together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”), is one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics.
We were created in December 2006 through the acquisition of certain assets, subsidiaries and liabilities of General Electric Company (“GE”) that comprised GE Advanced Materials by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”)

Momentive Combination
In October 2010, our parent, Momentive Performance Materials Holdings Inc. (“MPM Holdings”) and Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), the parent company of Momentive Specialty Chemicals Inc. and its subsidiaries (collectively “MSC”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC (“Momentive Holdings”). We refer to this transaction as the “Momentive Combination.”
As a result of the Momentive Combination, Momentive Holdings became the ultimate parent of MPM and MSC. Momentive Holdings is controlled by investment funds managed by affiliates of Apollo, who may also be referred to as the Company’s owner.

Products and Markets
Our products are used in thousands of applications and are sold into diverse markets, such as industrial, building and construction, transportation, agriculture, electronics, healthcare and personal care, as well as higher growth markets, such as semiconductor and fiber optics. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 3,600 patents, the majority of which relate to the development of new products and manufacturing processes.
As of December 31, 2013, we had 22 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this worldwide network of production facilities, we serve more than 4,500 customers between our Silicones and Quartz businesses in over 100 countries. We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, The Home Depot and Lowe's.
We believe that our scale and global reach provide significant efficiencies in our fixed and variable cost structure and that our breadth of related products provides significant operational, technological and commercial advantages. Our manufacturing capacity at our internal sites and joint venture in China is sufficient to produce the substantial majority of one of our key intermediates, siloxane, which facilitates a cost effective operating structure and security of supply.
We believe we have created a value-added, technical service-oriented business model that enables us to target and participate in high-margin and high-growth specialty markets. These specialty markets account for the majority of our revenues and continue to be a growing part of our business.
Growth and Strategy
We believe that we have opportunities for growth through the following long-term strategies:
Expand Our Global Reach in Faster Growing Regions—We intend to continue to grow internationally by expanding our sales presence around the world. Specifically, we are focused on growing our business in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing. Furthermore, by consolidating sales and distribution infrastructures via the Momentive Combination, we expect to accelerate the penetration of our high-end, value-added products into new markets, thus further leveraging our research and applications efforts.
Develop and Market New Products—We will continue our efforts to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we expect to create new generations of products and services which will drive revenue and earnings growth over the long term. In 2013, 2012 and 2011, we invested $70, $69 and $78, respectively in research and development.
Increase Shift to High-Margin Specialty Products—We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications. As a result of this capital allocation strategy and anticipated end market growth underlying these specialty segments, we believe high-margin specialty materials will continue to be a larger part of our broader portfolio.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures—As a large manufacturer of performance materials with leadership in the production of silicone, silicone derivatives, quartz and specialty ceramics, we have an advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio, and better serve our customers. We believe we may have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies. In addition, we have and will continue to monitor the strategic landscape for opportunistic divestments consistent with our broader specialty strategy.
Implement Strategic Cost Reduction Initiatives—In July 2012, we approved certain restructuring actions in connection with the realignment of our businesses globally. During 2013, we realized approximately $16 in cost savings as a result of these restructuring initiatives, bringing our total realized savings under these initiatives to $31. As of December 31, 2013, we have approximately $5 of in-process cost savings in connection with these initiatives that we expect to achieve over the next 12 to 15 months. We also continue to evaluate other actions that could lead to further savings.

Capitalize on the Momentive Combination to Grow Revenues—We believe the Momentive Combination will present opportunities to increase our revenues by leveraging each of our and MSC's respective global footprints and technology platforms. For example, we anticipate greater penetration of our products into Latin America, where MSC has historically maintained a larger manufacturing and selling presence. The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $65 of cost savings in connection with the Shared Services Agreement, and through December 31, 2013, we have realized all of these savings on a run-rate basis.
Industry and Competitors
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
Our Businesses
The following paragraphs discuss our businesses, corresponding key product lines and primary end-use applications of our key products as of December 31, 2013.
Silicones
2013 Net Sales: $2,197
We believe we are one of the world’s largest producers of silicones and silicone derivatives, with leading positions in various product lines and geographic areas. We manufacture a wide range of high-performing elastomers, engineered materials and fluids. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Product families within our silicones business include fluids (textiles, personal care, home care, agriculture and oil and gas applications), silanes and resins (tires, additives for coatings, masonry water repellents and protective coatings for plastics and rubber), elastomers (healthcare and automotive applications), intermediates, specialty coatings, room temperature vulcanizers, urethane additives (polyurethane foam additives) and consumer and construction sealants. Silicones are used in product formulations primarily due to two distinguishing factors: (i) their high degree of inertness (i.e., resistance to heat, electricity and chemical reactions); and (ii) their ability during manufacturing to greatly modify their viscosity, enabling production of end-products with a significant variation in levels of lubricity or adhesion. Silicones are developed using separate finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.
Products
Our silicones product portfolio consists primarily of those set forth below.

•
Fluids— Fluids products are polydimethylsiloxane polymers, co-polymers, elastomers and gel networks, high-performance antifoams and emulsions. Silicone fluids exhibit low surface tension, excellent gloss, excellent sensory, softening and conditioning properties, good thermal stability and excellent viscosity over a wide temperature range, which permits usage in a number of applications. Fluids are used primarily in the personal care, home care and auto care, textiles, oil and gas, agriculture and industrial end-markets and are sold under the Magnasoft, Sagtex, Formasil, Silwet, Silsoft, Silshine, Tospearl and Velvesil brands.

•
Silanes and Resins— Silane and resin products are primarily used as components in a variety of specialty applications where improved performance is desired. Resins are used as binders in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally focused on situations where required performance characteristics, such as paintability, high-temperature or harsh environmental resistance, are beyond the scope of traditional materials. Our Tospearl resins are also used as light diffusion aids in LCD/LED screens, lighting and as slip agents in plastic packaging materials and paints & coatings. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. Silane and resin products are sold into a diverse range of end-markets, including aerospace, construction, coatings and inks, paint, adhesives, electronics, motor vehicles, sealants, rubber and plastics. We sell silane and specialty resins brands including: Silblock, A-Link,Wetlink, Silquest, NXT, Pearlene, SPUR, Tospearl and CoatOSil.

•	Intermediates— Intermediate products are a broad set of siloxane, silane, and by-product materials produced in chemical operation and primarily used as inputs for other product portfolios.

•
Elastomers— Silicone elastomers are blends of silicone polymers and various fillers and include solid and liquid elastomers. Favorable performance characteristics include a broad temperature range, excellent resistance to weathering, low toxicity, good electrical insulation properties and acoustical damping qualities. Silicone elastomers are used in the production of a variety of products, including gaskets, seals, hoses and tubing, as well as numerous consumer items. Elastomers products are used primarily in the healthcare, consumer products, energy and automotive end-markets and are sold under the Tufel, Ultra Tufel, Silplus, LSR/LIM, Silopren, and Addisil brand names.

•
Specialty Coatings— Specialty Coatings products are fully formulated solutions designed to enhance performance and drive productivity in various applications. Performance attributes include high-temperature resistance, abrasion resistance, pressure sensitive adhesion or release and weatherability. Specialty Coatings products are sold into a diverse range of end-markets, including construction, tape and label, adhesives, electronics and automotive. Specialty Coatings brands include SilForce, Silgrip, Silblock, Baysilone, and Anchorsil.

•
Room Temperature Vulcanizers—Room Temperature Vulcanization (“RTV”) products consist of highly engineered gels, greases, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include the TSE, SilCool, InvisiSil and SnapSil brand names.

•
Urethane Additives— Urethane Additive’s product portfolio includes silicone surfactants used essentially for stabilizing polyurethane foam and a diverse line of tertiary amines to provide blow, gel and balanced catalysis in polyurethane foam reaction. Polyurethane applications include furniture, bedding, auto interior, appliances, construction, carpet backing, footwear and PU leather. Urethane additive products are sold under the Niax and Geolite brands.

•
Consumer and Construction Sealants— Consumer sealants are used by homeowners, builders and contractors for a variety of projects throughout the home including increasing energy efficiency, reducing damaging effects of moisture and protecting the home from pollen, pollution and pests. Construction sealants are used in structural glazing, weather-sealing, and insulated glass applications in new and remedial large-scale commercial building projects. We have a trademark license agreement with GE Monogram Licensing International which gives us an exclusive right to use the GE brand for these products through 2018, with a five-year renewal option through 2023. Our consumer and construction sealant products are also sold under various private labels for a number of hardware and paint retailers.

End-Markets and Applications
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
Raw Materials

•
Silicon Metal— Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include FerroAtlantica, Elkem, Globe Specialty Metals, Advanced Metallurgical Group, Rima, Simcoa and other smaller vendors located around the world. We currently purchase silicon metal under multi-year, one-year or short-term contracts and in the spot market. We typically purchase silicon metal under contracts in the United States and Europe and in the spot market in Asia Pacific.

•
Siloxane— Siloxane is a key intermediate required to produce the silicones polymer. We are one of two producers in the silicones market with global siloxane production capacity, and we produce siloxane for our internal use in Waterford, New York; Leverkusen, Germany and Ohta, Japan and source siloxane from a joint venture in Jiande, China. This manufacturing capacity is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements under a purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”). In addition, from time to time, we enter into supply agreements with third parties to take advantage of favorable pricing and minimize our costs.

•
Methanol— Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Methanex, MHTL and Mitsubishi Gas Chemicals. We typically enter into annual or quarterly contracts for methanol.

Quartz
2013 Net Sales: $201
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
Our Quartz business’ products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from microchip makers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 45% of our Quartz business’ revenue for the fiscal year ended December 31, 2013 compared to 41% in 2012 and 48% in 2011.
Raw Materials
Raw material costs accounted for approximately 70% of our cost of sales in 2013. In 2013, we purchased approximately $955 of raw materials. The majority of raw materials that we use to manufacture our products are available from more than once source, and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.
Naturally occurring quartz sand is the key raw material for many of the products manufactured by the Quartz business, which is currently available from a limited number of suppliers. The Unimin Corporation (“Unimin”), a major producer of natural quartz sand, controls a significant portion of the market for this sand. As a result, Unimin exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have averaged approximately 3-5% per year. Our long term purchase agreement with Unimin expired on December 31, 2012. We are currently negotiating the terms of a new long term supply agreement with Unimin and expect to enter into an agreement in 2014. We also use other quartz sand sources around the world.
Marketing, Customers and Seasonality
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
In 2013, our largest customer accounted for less than 3% of our net sales, and our top twenty customers accounted for approximately 22% of our net sales. Neither our overall Company nor any of our businesses depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on any of our businesses or the Company as a whole.
We do not experience significant seasonality of demand, although sales have historically been slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to volatile global economic conditions.
Research and Development
Research and development expenses include wages and benefits for research personnel including engineers and chemists; payments to consultants and outside testing services, costs of supplies and chemicals used in in-house laboratories and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2013, 2012 and 2011, we spent $70, $69 and $78, respectively, on research and development.
Intellectual Property
We own, license or have rights to over 3,600 patents, approximately 100 trademarks and various patent and trademark applications and technology licenses around the world. These patents will expire between 2014 and 2031. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademarks and trademark applications relating to our Velvesil, Silwet, Silsoft, SPUR+, and NXT brands, technologies and products are considered material to our business. See Item 13, “—Certain Relationships and Related Transactions, and Director Independence” for a description of our licensing arrangements with GE.

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
The European Commission enacted a regulatory system in 2006, known as Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union. Other countries may also enact similar regulations.

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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2013, we incurred capital expenditures of $18 on an aggregate basis to comply with environmental laws and regulations and to make other environmental improvements. We estimate that our capital expenditures in 2014 for environmental controls at our facilities will be approximately $31. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.

Employees
As of December 31, 2013, we had approximately 4,500 employees. Approximately 46% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our union and non-union employees.
In July 2013, the labor union representing the Willoughby, Ohio, and Waterford, New York facilities ratified a new three-year collective bargaining agreement. In April 2013, the labor union representing the Sistersville, West Virginia facility ratified a one-year extension of the existing collective bargaining agreement, extending the agreement until July 2014.
Where You Can Find More Information
The public may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC's Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.momentive.com under “Investor Relations - SEC Filings” or on the SEC's website at www.sec.gov.

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
Risks Related to Our Business

Due to successive periods of operating losses and negative operating cash flows, coupled with projections of operating cash flows and liquidity in 2014, there is substantial doubt about our ability to continue as a going concern for the next twelve months.

Based on our current liquidity position as of December 31, 2013, and projections of operating results and cash flows in 2014, there is substantial doubt about our ability to continue as a going concern for the next twelve months. Our current projections of operating results, cash flows and liquidity are not expected to be sufficient to fund our most significant cash obligations necessary to continue as a going concern.

To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure. We have retained financial advisors and are in discussions with certain of our financial creditors regarding alternatives to the Company’s capital structure. As part of the process, a filing under Chapter 11 in the near future may provide the most expeditious manner in which to effect a plan of reorganization that may be proposed by the Company. However, we cannot assure that we will be able to restructure our capital structure on terms acceptable to us or our financial creditors, or at all. Moreover, actions may be taken by counterparties to certain of our contractual relationships in an attempt to reduce their financial exposure to us, which actions would increase the risk of being able to continue as a going concern.
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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our senior secured revolving credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our secured revolving credit facilities to fulfill their funding obligations. Should a lender in our ABL Facility or Cash Flow Facility (each described in Item 7 of Part II of this Annual Report on Form 10-K) be unable to fund a future draw request, we could find it difficult to replace that lender in the facility.

Global economic conditions may remain weak or deteriorate. In such event, the negative effects described above would likely be exacerbated and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenants in our secured revolving credit facilities, could be significantly affected. See “Risks Related to our Indebtedness ––We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” and “––We may be unable to maintain compliance with the financial maintenance covenants in our senior secured revolving credit facilities, which could result in an event of default under the credit agreements governing such facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.” As a result, it may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at October 1, 2013. This could result in goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.

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
Our quartz production relies heavily on naturally occurring quartz sand, which is currently available from a limited number of suppliers. A significant amount of the market for this sand is controlled by Unimin. Our long term purchase agreement with Unimin expired on December 31, 2012, and we are currently negotiating the terms of a new long term supply agreement with Unimin. While we expect to enter into a new agreement with Unimin in 2014, there can be no assurance that we will enter into such an agreement.
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
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. federal, state, local and non-U.S. supra-national, national, provincial, and local environmental, health and safety laws and regulations. These environmental laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of international, national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2013, we incurred capital expenditures of $18 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
Similarly, the Canadian government is implementing an initiative to review certain chemical products for potential environmental and human health and safety impacts. The list of products being reviewed includes several chemicals sold by us. We are part of an industry organization that is working with the Canadian government to develop relevant data and information. Upon review of such data and information, the Canadian government may enact regulations that would limit our ability to sell the affected chemicals in Canada. As part of this initiative, based upon modeled potential impacts on the aquatic environment, the Canadian government has listed as environmentally toxic octamethylcyclotetrasiloxane, or D4, a chemical substance that we manufacture. The Canadian government has issued regulations to minimize the discharge of D4 from industrial facilities into the aquatic environment. We cannot at this time estimate the effect of these regulations on us or our financial condition, cash flows and profitability, but it could be material. The European Union is also reviewing D4, as well as decamethylcyclopentasiloxane, or D5, another chemical substance we manufacture, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two chemical substances in the European Union. The USEPA has also stated that they are reviewing the potential environmental risks posed by these two substances to determine whether regulatory measures are warranted, and we and other silicones industry members have entered into a consent order with the USEPA to conduct certain studies to obtain relevant data. Finally, the Norwegian Climate and Pollution Agency has published a November 2011 study that identifies D4 and D5 as potential candidates for listing as persistent organic pollutants pursuant to the Stockholm Convention on Persistent Organic Pollutants (the “Stockholm Convention”), an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. Regulation of our products containing such substances by the European Union, Canada, the United States, parties to the Stockholm Convention and/or other jurisdictions would likely reduce our sales within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
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
In 2013, approximately 68% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Our energy costs represented approximately 7% of our total cost of sales for the years ended December 31, 2013, 2012 and 2011.
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
We have achieved significant cost savings as a result of the Shared Services Agreement with MSC and expect additional cost savings from our cost reduction programs. If the Shared Services Agreement is terminated or we are unable to achieve cost savings from our cost reduction programs, it could have a material adverse effect on our business operations, results of operations, and financial condition.
In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we provide to MSC and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have achieved significant cost savings under the Shared Services Agreement with MSC, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MSC (or us), without cause, on not less than thirty days prior written notice subject to a one year transition assistance period and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). If the Shared Services Agreement is terminated or expires without renewal, it could have a material adverse effect on our business, results of operations and financial condition, as we would need to replace the services provided by MSC, and would lose the benefits generated under the agreement at the time.
Furthermore, we have not yet realized all of the cost savings and synergies we expect to achieve from our cost reduction programs. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; and other unexpected costs associated with operating our business. If we are unable to achieve the cost savings or synergies that we expect to achieve from our cost reduction programs, it could have a material adverse effect on our profitability and financial condition.
In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also launch other cost saving initiatives. To the extent we are permitted to include the pro forma impact of cost savings initiatives in the calculation of financial covenant ratios or incurrence tests under our senior secured revolving credit facilities or indentures, our failure to realize such savings could impact our compliance with such covenants or tests.
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
Our ultimate parent company, Momentive Holdings, is also the ultimate parent company of our affiliate, MSC. Therefore, in addition to controlling our activities through its control of Momentive Holdings, Apollo can also control the activities of MSC through this same ownership and control structure. There can be no assurance that Apollo (and our senior management team, many of whom hold the same position with, or also provide services to MSC) will not decide to focus its attention and resources on matters relating to MSC or Momentive Holdings that otherwise could be directed to our business and operations. If Apollo determines to focus attention and resources on MSC or any new business lines of MSC instead of us, it could adversely affect our ability to expand our existing business or develop new business.
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
As of December 31, 2013, approximately 46% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Sistersville, West Virginia site, and our Waterford, New York and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in the summer of 2014 and the summer of 2016, respectively. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to grievances. In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board (the “NLRB”) arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
Our pension plans are unfunded or under-funded, we may be liable for required contributions to the MSC pension plan if MSC fails to make such contributions and our required cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our non-U.S. defined benefit pension plans were under-funded in the aggregate by $132 as of December 31, 2013. Our U.S. defined benefit pension plans were under-funded in the aggregate by $59 as of December 31, 2013.
In addition, our affiliate, MSC, sponsors a U.S. defined benefit plan which was underfunded by $38 as of December 31, 2013. Under U.S. federal pension law, because we and MSC have a common ultimate parent (Momentive Holdings) and are therefore treated as members of the same “controlled group,” we are potentially liable for required contributions to the MSC pension plan if MSC fails to make those contributions. We are legally required to make contributions to our pension plans in the future, and those contributions could be material. The need to make these cash contributions, and possibly contributions to the MSC pension plan, will reduce the amount of cash that would be available to meet other obligations or the needs of our business, which could have a material adverse effect on our financial condition and liquidity. In 2014, we expect to contribute approximately $18 and $2 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers were impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Our sales, operating income and Segment EBITDA in the first half of 2011 were reduced by approximately $31, $16 and $16, respectively, as a result of the earthquake and related events, primarily due to power, transportation and other supply-related issues, along with reduced demand from Japanese customers impacted by the earthquake. Normal plant operations at our Ohta facility were restored in early May 2011 but uncertainty in Japan continues primarily with respect to the country’s energy infrastructure. To the extent further events or actions in Japan occur that impact its energy supply, including, but not limited to, rolling blackouts, restrictions on power usage, radiation exposure from nuclear power plants or the imposition of evacuation zones around such plants, it could materially and adversely affect our operations, operating results and financial condition.
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
Our ability to implement our growth strategy is limited by covenants in our senior secured revolving credit facilities, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
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
Prior to December 2006, substantially all of our products and services were marketed using the GE brand name and monogram, and we believe the association with GE provided our products and services with preferred status among our customers and employees due to GE’s globally recognized brands and perceived high quality. We and GE are parties to a trademark license agreement, which was entered into in December 2006 and amended in May 2013, that grants us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights extend for a term of five years through December 3, 2018, with options that allow us to renew the license through 2023, subject to certain terms and conditions, including the payment of royalties. We also have the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we are not able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name on our sealant, adhesive and certain other products.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2013, we had $3,257 of consolidated outstanding indebtedness. Our projected annualized cash interest expense is approximately $294 based on our consolidated indebtedness and interest rates at December 31, 2013 without giving effect to any subsequent borrowings or restructuring under our senior secured revolving credit facilities, of which $288 represents cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. Although in the past we have generally generated sufficient cash flows from operations to make scheduled debt service payments, in the twelve months ended December 31, 2013, our Segment EBITDA was insufficient to cover our interest expense, and we may continue to experience such shortfalls in the future. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. As a result, unless our cash flow from operations improves, we may be forced to reduce or delay capital expenditures, sell assets or raise debt or equity capital. Further, we have been forced to take actions to restructure or refinance our indebtedness. These affirmative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of December 31, 2013, the borrowing base (including various reserves) was determined to be approximately $270, and we had $69 of drawn letters of credit and $135 of revolver borrowings under the ABL Facility. Additionally, as of December 31, 2013, 12.5% of the borrowing base, or $34, is unavailable because we did not meet the Fixed Charge Coverage Ratio required to borrow the full amount of the facility. The borrowing base (including various reserves) is updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
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
We may be unable to maintain compliance with the financial maintenance or other covenants in our senior secured revolving credit facilities, which could result in an event of default under the credit agreements governing such facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
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

A breach of our fixed charge coverage ratio, if in effect, could, if not waived, result in an event of default under our ABL Facility. Pursuant to the terms of the credit agreement governing the ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, including the issuance of an opinion by our independent registered public accounting firm which contains qualifications as to our ability to continue as a going concern and the failure to furnish our financial statements to the lenders within 95 days of our fiscal year end, the lenders under such credit facility:

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
In addition, the financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio.” Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1.0 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). Although we were not required to meet such ratio requirement, as of December 31, 2013, we had a Senior Secured Leverage Ratio of 5.11 to 1.0 under the Cash Flow Facility. If business conditions remain weak or deteriorate, we may not be able to comply with the leverage ratio covenant under the Cash Flow Facility when it becomes effective beginning with the third quarter of 2014. If we are at risk of failing to comply with our leverage ratio covenant, we would pursue additional cost saving actions, restructuring initiatives or other business or capital/debt structure optimization measures available to us to remain in compliance with this covenant, but any such measures may be unsuccessful or may be insufficient to maintain compliance with our leverage ratio covenant.
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
Our direct parent company has incurred substantial indebtedness, and likely will need to rely upon distributions from us to pay such indebtedness. As of December 31, 2013, the aggregate principal amount outstanding of MPM Holdings’ PIK notes due June 2017 was $847. These notes accrue interest in-kind until maturity and will increase our direct parent’s debt over time.
We and our subsidiaries may not generate sufficient cash flows from operations to pay dividends or distributions in amounts sufficient to allow our direct parent company to pay principal and cash interest on its debt upon maturity. See “—We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments” above. To the extent that we need to utilize our cash flow to fund our cash flow needs, we would not expect to be able to pay dividends to our parent. In addition, the restricted payments covenant in the indentures governing our notes, as well as similar restrictions in our secured revolving credit facilities, generally limit our ability to pay dividends to our parent except out of 50% of our cumulative net income and certain baskets. If we are unable to generate net income significantly in excess of our historical performance, which would require significant improvement in industry conditions and our performance, these covenants would likely prohibit us from providing distributions to our parent. If our direct parent company is unable to meet its debt service obligations, it could attempt to restructure or refinance their indebtedness or seek additional equity capital. It may be unable to accomplish these actions on satisfactory terms, if at all. A default under our direct parent company’s debt instruments could lead to a change of control under our debt instruments and lead to an acceleration of all outstanding loans under our secured revolving credit facilities and other indebtedness.
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
As of December 31, 2013, $181, or approximately 6%, of our borrowings, were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by $2, assuming our consolidated variable interest rate indebtedness outstanding as of December 31, 2013 remains the same.
A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.
Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”) maintain credit ratings on us and certain of our debt. Each of these ratings is currently below investment grade. Our ratings by Moody’s were downgraded in 2013, and again downgraded by S&P and Moody’s in 2014. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our headquarters is located in Waterford, NY. Our major manufacturing facilities are primarily located in North America, Europe and Asia. As of December 31, 2013, we operated 10 domestic production and manufacturing facilities in 6 states and 12 foreign production and manufacturing facilities, primarily in China, Germany, Italy and Japan.
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our production and manufacturing facilities, executive offices and technology research centers as of December 31, 2013:

Location	Real Property Interest	Business in Which Property is Used

Americas:
Waterford, NY	Owned	Silicones
Tarrytown, NY (1)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe:
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Netherlands	Leased	Silicones
Lostock, United Kingdom	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Geesthacht, Germany	Owned	Quartz

Asia Pacific:
Nantong, China	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Bangalore, India (1)	Leased	Silicones
Chennai, India	Owned	Silicones
Seoul, South Korea (1)	Leased	Silicones
Shanghai, China (1)	Leased	Silicones
Kobe, Japan (1)	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Leased	Quartz

(1)	Technology research center.

ITEM 3. LEGAL PROCEEDINGS
Various claims, lawsuits and administrative proceedings are pending or threatened against us and/or our subsidiaries, arising from the ordinary course of business with respect to commercial, product liability, employee, environmental and toxic exposure matters. Historically, we have not faced any litigation matters or series of litigation matters that have had a material adverse impact on our business. In addition, we do not believe that there is any pending or threatened litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our business. We have a number of lawsuits pending against us alleging personal injury due to exposure to hazardous materials, many of which are multi-defendant lawsuits on behalf of large groups of plaintiffs. We believe we are indemnified by GE for any liability arising from any such lawsuits existing prior to our creation on December 3, 2006, through the acquisition of certain assets, liabilities and subsidiaries of GE that comprised GE Advanced Materials, an operating unit within the Industrial Segment of GE, by MPM Holdings and us (the “GE Advanced Materials Acquisition”). We cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters, if they occur, could materially adversely affect our business and operations.
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
We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. In order to comply with environmental, health and safety laws and regulations, and maintenance of permits, we have incurred and will continue to incur costs, including capital expenditures for projects related to environmental improvements. In addition, pursuant to applicable hazardous waste regulations, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. We have obtained $35 in letters of credit for financial assurance required under applicable hazardous waste regulations, including $25 for closure and post-closure care for the Waterford, NY and Sisterville,WV facilities, and $10 (annual aggregate) for accidental occurrences at those facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility's hazardous waste permit. In connection with the renewal, the NYSDEC may increase the financial assurances we are required to provide for this facility, which may result in a material increase in the amount of letters of credit or other assurance we must deliver. One or more of our U.S. facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA.
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
Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for any class of our common equity. Our direct parent, Momentive Performance Materials Holdings Inc., is our sole stockholder.
In 2013, we declared dividends of less than $1 to be paid as and when needed to fund the compensation for the Board of Managers of Momentive Holdings. Other than dividends that we may declare from time to time to fund the overhead of our direct and indirect parent companies that are attributable to the ownership or operation of the Company and the repurchase of equity from former management, we do not intend to declare any cash dividends on our common stock. We instead intend to retain earnings, if any, to fund future operations and to reduce our debt. Our senior secured revolving credit facilities and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, certain financial tests and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and liquidity needs, see Item 7 of Part II of this Annual Report on Form 10-K.
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, our direct and indirect parent companies have issued and may issue from time to time to our employees and other service providers equity awards that are denominated in or based upon their common equity. As the awards were granted in exchange for service to us, these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 9 to our Consolidated Financial Statements and Item 11 of Part III of this Annual Report on Form 10-K.

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
The consolidated balance sheet and statement of operations data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements of Momentive Performance Materials Inc.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$2,398	$2,357	$2,637	$2,588	$2,083
Costs and expenses:
Cost of sales, excluding depreciation and amortization	1,732	1,705	1,798	1,645	1,420
Selling, general and administrative expense	373	392	389	388	346
Depreciation and amortization expense	171	187	197	197	191
Research and development expense	70	69	78	73	63
Restructuring and other costs	21	43	33	23	23
Operating income (loss)	31	(39)	142	262	40
Interest expense, net	394	277	256	249	258
Other non-operating income, net	—	(11)	—	—	(12)
Loss (gain) on extinguishment and exchange of debt	—	57	(7)	78	(179)
Loss before income tax and earnings (losses) from unconsolidated entities	(363)	(362)	(107)	(65)	(27)
Income tax expense (benefit)	104	8	27	(2)	15
Loss before earnings (losses) from unconsolidated entities	(467)	(370)	(134)	(63)	(42)
Earnings (losses) from unconsolidated entities, net of taxes	3	5	(6)	—	—
Net loss	(464)	(365)	(140)	(63)	(42)
Net income attributable to noncontrolling interest	—	—	(1)	(1)	—
Net loss attributable to Momentive Performance Materials Inc.	$(464)	$(365)	$(141)	$(64)	$(42)
Dividends declared per common share	$4,600	$3,185	$7,500	$12,500	$—
Cash Flow provided by (used in):
Operating activities	$(150)	$(95)	$106	$253	$27
Investing activities	(88)	(102)	(120)	(95)	(85)
Financing activities	220	111	(41)	(112)	(66)
Balance Sheet Data (at period end):
Cash and cash equivalents	$94	$110	$199	$250	$207
Working capital (1)	(2,884)	290	378	493	388
Total assets	2,694	2,904	3,161	3,288	3,304
Total long term debt	7	3,081	2,895	2,952	2,955
Total net debt (2)	3,163	3,006	2,735	2,729	2,847
Total liabilities	4,174	4,052	3,901	3,896	3,855
Total deficit	(1,480)	(1,148)	(736)	(604)	(578)

(1)	Working capital is defined as current assets less current liabilities.

(2)	Net debt is defined as long-term debt plus short-term debt less cash and cash equivalents.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2013, 2012 and 2011 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
Overview and Outlook
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
We serve more than 4,500 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, The Home Depot and Lowe's.

Going Concern

Based on our current liquidity position as of December 31, 2013, and projections of operating results and cash flows in 2014, there is substantial doubt about our ability to continue as a going concern for the next twelve months. Our current projections of operating results, cash flows and liquidity are not expected to be sufficient to fund our most significant cash obligations necessary to continue as a going concern.

To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure. We have retained financial advisors and are in discussions with certain of our financial creditors regarding alternatives to the Company’s capital structure. As part of the process, a filing under Chapter 11 in the near future may provide the most expeditious manner in which to effect a plan of reorganization that may be proposed by the Company. Management currently expects that a Chapter 11 filing would only involve our U.S. subsidiaries. We would expect to continue our ongoing, ordinary course operations during and following any Chapter 11 proceeding.
Given the likelihood of a Chapter 11 filing, we and our U.S. subsidiaries have obtained commitments from certain lenders to provide debtor-in-possession financing (“DIP Facilities”). The proposed DIP Facilities would be comprised of a $270 asset-based revolving loan and a $300 term loan. Such commitments are contingent upon, among other things, us and our subsidiaries commencing a filing under Chapter 11.

As a result of these facts and circumstances, we have made certain adjustments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report of Form 10-K, including the reclassification of certain outstanding debt to current liabilities and the write-off of unamortized deferred financing costs related to such debt. Refer to Notes 2 and 7 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information.
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC, the parent company of Momentive Specialty Chemicals Inc. (“MSC”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2013 is set at 43% for us and 57% for MSC.
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We project achieving a total of approximately $65 of cost savings in connection with the Shared Services Agreement, and through December 31, 2013, we have realized all of these savings on a run-rate basis. We expect the savings from these synergies to continue.

Reportable Segments
Our businesses are based on the products that we offer and the markets that we serve. At December 31, 2013, our businesses are managed as one reportable segment; however, given the differing technology and marketing strategies, we report the results for the Silicones and Quartz businesses separately.
The Company's organizational structure continues to evolve. We are also continuing to refine our business and operating structure to better align our services to our customers and improve our cost position, while continuing to invest in global growth opportunities.
2013 Overview

•
Net sales increased $41 in 2013 compared to 2012, primarily due to improved demand for our silicones products in the North American market, partially offset by continued softness in the markets for semiconductor and solar related products.

•	Segment EBITDA increased $24 in 2013 compared to 2012, primarily as a result of the successful implementation of growth, cost control and productivity initiatives.

•
During 2013, we realized approximately $9 in cost savings as a result of the Shared Services Agreement with MSC bringing our total realized savings under the agreement to $64. During 2013, we also realized approximately $16 in cost savings as a result of other initiatives bringing our total realized savings under these initiatives to $31. As of December 31, 2013, we have approximately $1 of in-process cost savings in connection with the Shared Services Agreement and approximately $5 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 12 to 15 months.

•
In April 2013, we entered into two new senior secured revolving credit facilities: a $270 asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (the “ABL Facility”), and a $75 revolving credit facility with an affiliate of GE, which supplements the ABL Facility and is available subject to a certain utilization test based on borrowing availability under the ABL Facility (the “Cash Flow Facility”). The ABL Facility and Cash Flow Facility replaced our prior senior secured credit facility.

•
In May 2013, one of our subsidiaries entered into a new purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”) in connection with the sale by an affiliate of GE of its equity interests in ASM. The new agreement provides us with a long-term supply of siloxane through 2026 and the option to extend such agreement through 2036. The agreement replaced and superseded (i) an off-take agreement with ASM, pursuant to which we sourced a portion of our siloxane, and (ii) a long-term supply agreement, pursuant to which GE and its affiliate ensured that we were provided with a minimum annual supply of siloxane from ASM or an alternative source in certain circumstances through December 2026. In connection with the foregoing transactions, our direct parent received a one-time payment of approximately $102 from GE, which was subsequently contributed to us.

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

2014 Outlook
Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
Due to continued worldwide economic volatility and uncertainty, the outlook for 2014 for our business is difficult to predict. Although we expect certain global markets to begin to stabilize, a continued lack of consumer confidence and over-capacity in our industry could continue to negatively impact the results of both of our businesses. However, we remain focused on gaining productivity efficiencies to reduce material costs and improve margins, and expect moderate increases in volumes in 2014 as compared to 2013 due to expected growth within the construction and transportation markets.
We are focused on managing liquidity and optimizing resources in our manufacturing footprint and across our cost structure. We are continuing to invest in growth opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success.
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

In response to the uncertain economic outlook, we continue to execute restructuring and cost reduction programs, with $5 of in-process cost savings. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
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
Matters Impacting Comparability of Results
Our Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities in which we have a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation.
Raw Materials
Raw materials comprised approximately 70% of our cost of sales in 2013. The largest raw material used in our Silicones business is silicon metal. The cost of silicon metal comprised approximately 22% of our total raw material costs in our Silicones' manufacturing processes in 2013. The market price of silicon metal rose through 2010 and peaked in early 2011. Market prices declined steadily through 2011 and leveled out at the end of 2012. The extended economic slowdown and deteriorating conditions in the solar sector are adversely impacting this market, leading to favorable market prices during 2013, which slightly improved material margins. The largest raw material used in our Quartz business is a specific type of sand, which is currently available from a limited number of suppliers. Because Unimin controls a significant amount of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. Our long term purchase agreement with Unimin expired on December 31, 2012. We are currently negotiating the terms of a new long term supply agreement with Unimin and expect to enter into an agreement in 2014.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese Yen. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine market-related value of pension plan assets, (iv) the weighted average rate of future salary increases and (v) the anticipated mortality rate tables.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2013	2012	2011
Net sales	$2,398	$2,357	$2,637
Costs and expenses:
Cost of sales, excluding depreciation and amortization	1,732	1,705	1,798
Selling, general and administrative expense	373	392	389
Depreciation and amortization expense	171	187	197
Research and development expense	70	69	78
Restructuring and other costs	21	43	33
Operating income (loss)	31	(39)	142
Operating income (loss) as a percentage of net sales	1%	(2)%	5%
Interest expense, net	394	277	256
Other non-operating income, net	—	(11)	—
Loss (gain) on extinguishment and exchange of debt	—	57	(7)
Total non-operating expense	394	323	249
Loss before income taxes and earnings (losses) from unconsolidated entities	(363)	(362)	(107)
Income tax expense	104	8	27
Loss before earnings (losses) from unconsolidated entities	(467)	(370)	(134)
Earnings (losses) from unconsolidated entities	3	5	(6)
Net loss	(464)	(365)	(140)
Net income attributable to noncontrolling interest	—	—	(1)
Net loss attributable to Momentive Performance Materials Inc.	$(464)	$(365)	$(141)
Other comprehensive income (loss)	$22	$(48)	$11
Net Sales
In 2013, net sales increased by $41, or 2%, compared to 2012. Volume increases positively impacted net sales by $95, and were partially offset by unfavorable foreign exchange rate fluctuations of $36 and a decrease in price and mix shift of $18. The volume increases were primarily driven by improved demand for our silicones products in construction, automotive and personal care applications as a result of successful growth initiatives and economic improvement primarily in the North American market.
In 2012, net sales decreased by $280, or 11%, compared to 2011. The decrease was primarily due to a decrease in price and mix shift of $154, a decrease in volume of $69 and unfavorable exchange rate fluctuations of $57. Sales were negatively impacted by lower demand in the automotive, construction, electronics and industrial sectors, as well as by a downturn in demand for semiconductor related products.
Operating Income (Loss)
In 2013, operating income increased $70, from a loss of $39 to income of $31, compared to 2012. The increase was partially due to the $41 increase in net sales discussed above. Cost of sales, excluding depreciation and amortization increased by $27, which was primarily due to the increase in volumes discussed above, and was partially offset by deflation in raw materials and processing costs of $40, as well as a positive impact from exchange rate fluctuations of $29. Selling, general and administrative and depreciation and amortization expense decreased by $35 due to lower depreciation and amortization expense of $16 and lower compensation and benefit expense as a result of reduced headcount from our restructuring programs, which was partially offset by unfavorable exchange rate fluctuations of $10. Research and development expense remained relatively flat compared to 2012. Restructuring and other costs decreased by $22 primarily due to the wind-down of 2012 restructuring activities, which consisted of severance charges associated with workforce reductions and other one-time expenses for services and integration.
In 2012, operating income decreased $181, from income of $142 to a loss of $39, compared to 2011. The decrease was partially due to the $280 decrease in net sales discussed above. Cost of sales, excluding depreciation and amortization decreased by $93, which was primarily due to favorable exchange rate fluctuations of $51, cost savings as a result of the Shared Services Agreement with MSC and other initiatives of $31 and the impact of lower sales, partially offset by inflation in raw material and processing costs of $41 and lower factory leverage. Selling, general and administrative and depreciation and amortization expense decreased by $7 compared to 2011. The decrease was primarily due to cost savings as a result of the Shared Services Agreement with MSC of $15 and lower depreciation and amortization expense, partially offset by inflation of $8. Research and development expense decreased by $9, which was primarily due to the timing of new projects. Restructuring and other costs increased by $10 compared to 2011. In 2012, restructuring and other costs were comprised of restructuring related costs of $23 and other costs of $20, which were primarily related to payments for services and integration costs. In 2011, restructuring and other costs were comprised of restructuring related costs of $8 and other costs of $25, mainly consisting of costs related to the Momentive Combination and Shared Services Agreement and various debt restructuring activities.
Non-Operating Expense
In 2013, total non-operating expense increased by $71 compared to 2012, primarily due to an increase in interest expense of $117, which was driven by higher average outstanding debt balances and interest rates as a result of the refinancing transactions in April, May and October 2012, as well as the write off of $81 in unamortized deferred debt issuance costs and $2 in unamortized debt discount due to the reclassification of outstanding debt to current in the fourth quarter of 2013 as a result of the substantial doubt about our ability to continue as a going concern for the next twelve months, which would represent a covenant violation and would make the debt callable. These increases were partially offset by a $57 loss on extinguishment of debt related to the debt refinancing transactions in 2012, which did not recur in 2013. Other non-operating income, net, decreased by $11 as a result of a one-time gain recognized in 2012 from the sale of a building lease option to a third party as well as a one-time royalty payment received from our siloxane joint venture in China, neither of which recurred in 2013.
In 2012, total non-operating expense increased by $74 compared to 2011, primarily due to a $57 loss on extinguishment of debt recognized in 2012 related to the debt refinancing transactions in April, May and October 2012. In 2011, a $7 gain on extinguishment of debt was recognized in connection with the repurchase of €17 of 9.5% Second-Priority Springing Lien Notes. In 2012, interest expense increased $21 due to higher average outstanding debt balances and interest rates as a result of the debt refinancing transactions in April, May and October 2012. Other non-operating income, net increased by $11 as a result of a one-time gain recognized in 2012 from the sale of a building lease option to a third party as well as a one-time royalty payment received from our siloxane joint venture in China
Income Tax Expense
In 2013, income tax expense increased by $96 compared to 2012. The effective income tax rate was (29)% for 2013 compared to (2)% for 2012. The change in the effective tax rate in 2013 was primarily due to our inability to continue our permanent reinvestment assertion related to certain intercompany arrangements, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the establishment of valuation allowances in certain non-U.S. jurisdictions, in addition to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in various jurisdictions in which we operate and foreign exchange gains and losses. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. In 2013, a new valuation allowance of $20 was established in certain non-U.S. jurisdictions based on the Company's assessment that the net deferred tax assets will likely not be realized.
In 2012, income tax expense decreased by $19 compared to 2011. The effective income tax rate was (2)% for 2012 compared to (25)% for 2011. In 2012, we established a new valuation allowance of $9 in certain non-U.S. jurisdictions based on the Company's assessment that the net deferred tax assets will likely not be realized. The change in the effective tax rate in 2012 was primarily due to the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the establishment of valuation allowances in certain non-U.S. jurisdictions, in addition to a change in the amount of loss before income taxes, geographic mix of earnings, changes in the tax rates applied in various jurisdictions in which we operate and foreign exchange gains and losses. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2013 and are expecting that all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result of the conditions related to our ability to continue as a going concern described above, in the fourth quarter of 2013, we are no longer able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite, and are now recording deferred taxes on the foreign currency translation impact. This change in assertion resulted in a tax expense of $86 in the period the change occurred.
Other Comprehensive Income (Loss)
For the year ended December 31, 2013, foreign currency translation negatively impacted other comprehensive income by $6, primarily due to the strengthening of the U.S. dollar against the Japanese yen, partially offset by the weakening of the U.S. dollar against the euro. Additionally, for the year ended December 31, 2013, a tax benefit of $54 was recognized in other comprehensive income related to a change in assertion with respect to certain intercompany arrangements, which were previously considered indefinite. For the year ended December 31, 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $28, primarily due to unrecognized actuarial gains driven by an increase in the discount rate at December 31, 2013, favorable asset experience and the amortization of unrecognized actuarial losses recorded in prior periods.
For the year ended December 31, 2012, foreign currency translation negatively impacted other comprehensive loss by $29, primarily due to the strengthening of the U.S. dollar against the Japanese yen, partially offset by the weakening of the U.S. dollar against the euro. For the year ended December 31, 2012, pension and postretirement benefit adjustments negatively impacted other comprehensive loss by $19, primarily due to unrecognized actuarial losses driven by a decrease in the discount rate at December 31, 2012 and unfavorable asset experience. These decreases were partially offset by the positive impact of a curtailment gain recognized on domestic pension benefit plans.

For the year ended December 31, 2011, foreign currency translation positively impacted other comprehensive loss by $26, primarily due to the weakening of the U.S. dollar against the Japanese yen, partially offset by the strengthening of the U.S. dollar against the euro. For the year ended December 31, 2011, pension and postretirement benefit adjustments negatively impacted other comprehensive loss by $15, primarily due to unrecognized actuarial losses driven by a decrease in the discount rate at December 31, 2011 and unfavorable asset experience.
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

	Year Ended December 31,
	2013	2012	2011
Net Sales(1):
Silicones	$2,197	$2,136	$2,310
Quartz	201	221	327
Total	$2,398	$2,357	$2,637

Segment EBITDA:
Silicones	$248	$206	$291
Quartz	37	44	101
Other	(47)	(36)	(13)
(1)Inter-business sales are not significant and, as such, are eliminated within the selling business.
2013 vs. 2012 Business Results
Following is an analysis of the percentage change in sales by business from 2012 to 2013 :

	Volume	Price/Mix	Currency Translation	Total
Silicones	5%	(1)%	(1)%	3%
Quartz	(8)%	—%	(1)%	(9)%
Silicones
Net sales in 2013 increased $61, or 3%, compared to 2012. The increase was primarily due to an increase in volume of $112, partially offset by unfavorable exchange rate fluctuations of $33 and a decrease in price and mix shift of $18. The volume increases were driven by the execution of growth initiatives primarily in the North American and Pacific markets, which contributed to increased demand for our products, primarily in construction, automotive and oil and gas applications.
Segment EBITDA in 2013 increased by $42 to $248 compared to 2012. The increase was primarily due to the increase in sales discussed above, as well as the impact of cost control and productivity initiatives.
Quartz
Net sales in 2013 decreased $20, or 9%, compared to 2012. The decrease was primarily due to lower volumes of $17 reflecting a downturn in demand for semiconductor and solar related products, as well as unfavorable exchange rate fluctuations of $3.
Segment EBITDA in 2013 decreased by $7 to $37 compared to 2012. The decrease was primarily due to the decrease in sales discussed above as well as challenges in the solar and lighting markets.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $11 to $47 compared to 2012, primarily due to increased expenses that were not assessed to the businesses.

2012 vs 2011 Business Results
Following is an analysis of the percentage change in sales by business from 2011 to 2012:

	Volume	Price/Mix	Currency Translation	Total
Silicones	1%	(7)%	(2)%	(8)%
Quartz	(31)%	—%	(1)%	(32)%
Silicones
Net sales in 2012 decreased $174, or 8%, compared to 2011. The decrease was primarily due to a decrease in price and mix shift of $155 and unfavorable exchange rate fluctuations of $54, partially offset by an increase in volume of $35. Sales in our Silicones business were negatively impacted by lower sales in the automotive, construction, electronics and industrial markets.
Segment EBITDA in 2012 decreased by $85 to $206 compared to 2011. The decrease was primarily due to the factors discussed above, partially offset by a royalty payment received from our siloxane joint venture in China and the earnings from our unconsolidated affiliates.
Quartz
Net sales in 2012 decreased $106, or 32%, compared to 2011. The decrease was primarily due to lower volumes reflecting a downturn in demand for semiconductor related products.
Segment EBITDA in 2012 decreased by $57 to $44 compared to 2011. The decrease was primarily due to the factors discussed above.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $23 to $36 compared to 2011, primarily due to increased expenses that were not assessed to the businesses.
Reconciliation of Segment EBITDA to Net Loss:

	Year Ended December 31,
	2013	2012	2011
Segment EBITDA:
Silicones	$248	$206	$291
Quartz	37	44	101
Other	(47)	(36)	(13)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(12)	(7)	(14)
Restructuring and other costs	(21)	(43)	(33)
Total adjustments	(33)	(50)	(47)
Interest expense, net	(394)	(277)	(256)
Income tax expense	(104)	(8)	(27)
Depreciation and amortization	(171)	(187)	(197)
(Loss) gain on extinguishment and exchange of debt	—	(57)	7
Net loss attributable to Momentive Performance Materials Inc.	(464)	(365)	(141)
Net income attributable to noncontrolling interest	—	—	1
Net loss	$(464)	$(365)	$(140)
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

Liquidity and Capital Resources
We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our credit facilities. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At December 31, 2013, we had $3,257 of indebtedness. In addition, at December 31, 2013, we had $196 in liquidity consisting of the following:
•$89 of unrestricted cash and cash equivalents (of which $87 is maintained in foreign jurisdictions); and

•	$107 of borrowings available under our senior secured revolving credit facilities (without triggering the financial maintenance covenant under the ABL Facility).
Our prior senior secured revolving credit facilities were terminated in March 2013 in connection with the closing of our new ABL Facility described below.
Our net working capital (defined as accounts receivable and inventory less accounts payable) at December 31, 2013 and 2012 was $444 and $413, respectively. A summary of the components of our net working capital as of December 31, 2013 and 2012 is as follows:

	December 31, 2013	% of LTM Net Sales	December 31, 2012	% of LTM Net Sales
Accounts receivable	$326	14%	$293	12%
Inventories	368	15%	374	16%
Accounts payable	(250)	(10)%	(254)	(10)%
Net working capital	$444	19%	$413	18%
The increase in net working capital of $31 from December 31, 2012 was due primarily to the increase in accounts receivable driven by lower receivable discounting near the end of 2013, as well as decreases in accounts payable driven by lower purchases near the end of 2013. These impacts were partially offset by decreases in inventories, which also was driven by lower purchasing activities near the end of 2013. In an effort to manage working capital, inventory reduction from buildups during mid-2013 were used to satisfy orders towards the end of the year. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible.
We periodically borrow from our senior secured revolving credit facilities to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the year ended December 31, 2013, we had gross borrowings under the ABL Facility of $395. As of December 31, 2013, we had $135 of outstanding borrowings under the ABL Facility.
2014 Outlook
Based on our current liquidity position as of December 31, 2013, and projections of operating cash flows in 2014, we believe there is substantial doubt about our ability to continue as a going concern for the next twelve months. Our current projections of operating cash flows and liquidity are not expected to be sufficient to fund our most significant cash obligations necessary to continue as a going concern.
To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure. We have retained financial advisors and are in discussions with certain of our financial creditors regarding alternatives to the Company’s capital structure. As part of the process, a filing under Chapter 11 in the near future may provide the most expeditious manner in which to effect a plan of reorganization that may be proposed by the Company. Management currently expects that a Chapter 11 filing would only involve our U.S. subsidiaries. We would expect to continue our ongoing, ordinary course operations during and following any Chapter 11 proceeding.
Given the likelihood of a Chapter 11 filing, we and our U.S. subsidiaries have obtained commitments from certain lenders to provide debtor-in-possession financing (“DIP Facilities”). The proposed DIP Facilities would be comprised of a $270 asset-based revolving loan and a $300 term loan. Such commitments are contingent upon, among other things, us and our subsidiaries commencing a filing under Chapter 11.
As a result of the substantial doubt about our ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure our balance sheet and capital structure, our expected cash outflows related to debt service in 2014 are difficult to predict at this time.
Debt Repurchases and Other Transactions
From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates may seek to acquire (and have acquired) notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.

Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows:

	Year-ended December 31,
	2013	2012	2011
Sources (uses) of cash:
Operating activities	$(150)	$(95)	$106
Investing activities	(88)	(102)	(120)
Financing activities	220	111	(41)
Effect of exchange rates on cash flow	(3)	(3)	4
Net decrease in cash and cash equivalents	$(21)	$(89)	$(51)
Operating Activities
In 2013, operations used $150 of cash. Net loss of $464 included $364 of non-cash expense items, of which $171 was for depreciation and amortization, $81 was for the write-off of unamortized deferred financing costs, $86 was for deferred tax expense, $10 was for the amortization of debt discount and issuance costs and $12 was for unrealized foreign currency losses. Net working capital (defined as accounts receivable and inventory less accounts payable) used $47 of cash, primarily driven by an increase in accounts receivable of $39, which was primarily due to the increase in sales volumes, and a decrease in accounts payable of $7. Changes in other assets and liabilities, due to/from affiliates and income taxes payable used cash of $3, and are driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes, pension plan contributions and restructuring expenses.
In 2012, operations used $95 of cash. Net loss of $365 included $250 of non-cash expense items, of which $187 was for depreciation and amortization, $18 was for the amortization of debt discount and deferred issuance costs, $57 was for loss on extinguishment of debt and $1 was for unrealized foreign currency losses. These items were partially offset by a $10 deferred tax benefit. Net working capital used $7 of cash, driven by a decrease in accounts payables of $36, partially offset by a decrease in accounts receivable of $16 and a decrease in inventory of $13. Changes in other assets and liabilities, due to/from affiliates and income taxes payable provided cash of $27 due to the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.
In 2011, operations provided $106 of cash. Net loss of $140 included $221 of non-cash expense items, of which $197 was for depreciation and amortization, $15 was for the amortization of debt discount and deferred issuance costs, $9 was for deferred income taxes and $7 was for unrealized foreign currency losses. These items were partially offset by a $7 gain on extinguishment of debt. Net working capital provided $4 of cash, driven by a decrease in accounts receivable of $22 and an increase in accounts payables of $1, partially offset by an increase in inventory of $19. Changes in other assets and liabilities, due to/from affiliates and income taxes payable provided cash of $21 due to the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.
Investing Activities
In 2013, investing activities used $88. We spent $81 for ongoing capital expenditures (including capitalized interest) related to environmental, health and safety compliance and maintenance projects. We also spent $3 on the acquisition of intangible assets, and an increase in restricted cash used $5. These expenditures were partially offset by proceeds of $1 from the sale of certain assets.
In 2012, investing activities used $102. We spent $107 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects. We also spent $2 on the acquisition of intangible assets. These expenditures were partially offset by proceeds of $7 from the sale of assets.
In 2011, investing activities used $120. We spent $112 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects. We also spent $2 on the acquisition of intangible assets and made a $6 capital contribution to our siloxane joint venture in China.
Financing Activities
In 2013, financing activities provided $220. Net long-term debt borrowings were $132, which primarily consisted of net borrowings under our ABL Facility of $135. Net short-term debt repayments were $2. We also paid $12 in financing fees related to our new ABL Facility, and received proceeds from a capital contribution of $102 from our parent.
In 2012, financing activities provided $111. Net long-term debt borrowings were $192, which consisted primarily of proceeds of $250 from the issuance of 10% Senior Secured Notes due October 2020 and $175 of incremental term loans due May 2015, partially offset by the repayment of $240 of term loans maturing May 2015 and $178 of term loans maturing December 2013, all as part of our refinancing transactions in 2012. These increases were partially offset by $51 of original issue discounts and tender premiums and $33 for the payment of debt issuance costs related to these refinancing transactions.

In 2011, financing activities used $41, which primarily consisted of net long-term debt repayments of $36, as well as $5 for the payment of debt issuance costs. We also paid $1 in dividends to our parent.
At December 31, 2013, our senior secured revolving credit facilities consisted of our $270 ABL Facility and our $75 Cash Flow Facility. The ABL Facility and Cash Flow Facility, which were entered into in April 2013, replaced our prior senior secured credit facility that consisted of a $300 revolving credit facility and a $33 synthetic letter of credit facility. At December 31, 2013, there were $135 of borrowings outstanding under the ABL Facility and no borrowings outstanding under the Cash Flow Facility. The outstanding letters of credit under the ABL Facility at December 31, 2013 were $69, leaving unused borrowing capacity under the ABL Facility and Cash Flow Facility of $107 (without triggering the financial maintenance covenant under the ABL Facility).
The credit agreements governing our senior secured revolving credit facilities contain various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our First Lien Notes, Senior Secured Notes, Second-Priority Springing Lien Notes and Senior Subordinated Notes (collectively, the “notes”). In addition, the credit agreements governing our senior secured revolving credit facilities and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to exceptions.
There are certain restrictions on the ability of certain of our subsidiaries to transfer funds to the parent of such subsidiaries in the form of cash dividends, loans or otherwise, which primarily arise as a result of certain foreign government regulations or as a result of restrictions within certain subsidiaries’ financing agreements that limit such transfers to the amounts of available earnings and profits or otherwise limit the amount of dividends that can be distributed. In either case, we have alternative methods to obtain cash from these subsidiaries in the form of intercompany loans and/or returns of capital in such instances where payment of dividends is limited to the extent of earnings and profits.
We have recorded deferred taxes on the earnings of our foreign subsidiaries, as they are not considered to be permanently reinvested as those foreign earnings are needed for operations in the United States.
Covenants under our Senior Secured Revolving Credit Facilities and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios (depending on certain conditions). Payment of borrowings under our senior secured revolving credit facilities and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreements governing our senior secured revolving credit facilities include the failure to pay principal and interest when due, a material breach of a representation or warranty, events of bankruptcy, a change of control and most covenant defaults, including the issuance of an opinion by our independent registered public accounting firm which contains qualifications as to our ability to continue as a going concern and the failure to furnish our financial statements to the lenders within 95 days of our fiscal year end. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
Our auditors, PricewaterhouseCoopers LLP, have expressed in their opinion to our consolidated financial statements included in Item 8 on this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern for the next twelve months. Additionally, we did not furnish our financial statements for the fiscal year ended December 31, 2013 to the lenders under the ABL Facility and Cash Flow Facility within the required time frame of 95 days from such fiscal year end. Both of these events trigger a violation of the covenants under our ABL Facility and Cash Flow Facility. If such covenant violations are not waived or cured within a specified cure period, such violations may give rise to an acceleration under our ABL Facility and Cash Flow Facility and may also trigger cross-acceleration clauses under the indentures that govern our notes. Accordingly, we are in the process of obtaining waivers of these covenant violations from our lenders under the ABL Facility and Cash Flow Facility. Pursuant to such waivers, the lenders would also agree, subject to certain conditions and/or ongoing covenants and termination events, to waive any defaults or events of default arising under the ABL Facility or the Cash Flow Facility as a result of the commencement of a Chapter 11 filing. We expect to obtain these waivers.
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
The financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1.0 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). Although we were not required to meet such ratio requirement, as of December 31, 2013, we had a Senior Secured Leverage Ratio of 5.11 to 1.0 under the Cash Flow Facility.

In addition to the financial maintenance covenants described above, we are also subject to certain incurrence tests under the credit agreements governing our senior secured revolving credit facilities and the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing our notes contain an incurrence test that restricts our ability to incur indebtedness or make investments, among other actions, if we do not maintain an Adjusted EBITDA to Fixed Charges ratio (measured on a LTM basis) of at least 2.00 to 1.00. The Adjusted EBITDA to Fixed Charges ratio under the indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on a LTM basis. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under our senior secured revolving credit facilities.
At December 31, 2013, we were in compliance with all covenants under the credit agreements governing our senior secured revolving credit facilities and under the indentures governing the notes.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Senior Secured net Debt to Adjusted EBITDA (as calculated under our credit agreements and as substantially calculated under our indentures) for the period presented:

Year Ended
December 31, 2013
Net loss	$(464)
Interest expense, net	394
Income tax expense	104
Depreciation and amortization	171
EBITDA	205
Restructuring and other costs (a)	21
Non-cash charges (b)	12
Pro forma savings from Shared Services Agreement (c)	1
Pro forma savings from other initiatives (d)	5
Exclusion of Unrestricted Subsidiary results (e)	(15)
Adjusted EBITDA	$229

Key calculations under the Credit Agreement governing the Cash Flow Facility
Total Senior Secured Net Debt	$1,170
Senior Secured Leverage Ratio as of December 31, 2013 (f)	5.11

(a)	Relates primarily to one-time payments for services and integration expenses.

(b)
Non-cash items include the effects of (i) stock-based compensation expense, (ii) non-cash mark-to-market revaluation of foreign currency forward contracts and unrealized gains or losses on revaluations of the U.S. dollar denominated debt of our foreign subsidiaries and the Euro denominated debt of our U.S. subsidiary, (iii) unrealized natural gas derivative gains or losses and (iv) impairments or disposals. For the year ended December 31, 2013, non-cash items primarily include: (i) pension curtailment gains of $3, (ii) unrealized foreign currency exchange losses of $12, (iii) stock-based compensation expense of $1 and (iv) loss of asset disposals of $4.

(c)
Primarily represents pro forma impact of expected savings from the Shared Services Agreement with MSC. Savings from the Shared Services Agreement represent the unrealized savings from shared services and logistics optimization, best-of-source contractual terms, procurement savings, and regional site rationalization as a result of the Momentive Combination, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the LTM period. Best of source contractual terms, procurement and logistics savings relate to cost savings as a result of lower cost contracts for raw materials and logistics as a result of better leverage with vendors.

(d)
Represents pro forma impact of in-process cost reduction programs savings. Cost reduction program savings represent the unrealized headcount reduction savings and plant rationalization savings related to cost reduction programs and other unrealized savings associated with the Company’s business realignments activities, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the LTM period. The savings are calculated based on actual costs of exiting headcount and elimination or reduction of site costs.

(e)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under our credit agreements.

(f)
The Senior Secured Leverage Ratio measures the ratio of Senior Secured Net Debt to Adjusted EBITDA. The Senior Secured Leverage Ratio maintenance covenant under the Cash Flow Facility will not begin to apply until the third quarter of 2014.

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2013. Our contractual cash obligations consist of legal commitments at December 31, 2013 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2014	2015	2016	2017	2018	2019 and beyond	Total
Operating activities:
Purchase obligations (1)	$125	$122	$94	$94	$94	$750	$1,279
Interest on fixed rate debt obligations (4)	288	288	285	244	244	478	1,827
Interest on variable rate debt obligations (2)(4)	6	4	3	3	1	—	17
Operating lease obligations	16	9	7	3	2	3	40
Funding of pension and other postretirement obligations (3)	24	13	17	17	17	—	88
Restructuring reserves	4	—	—	—	—	—	4
Investing activities:
Investment in joint venture (4)	26	—	—	—	—	—	26
Financing activities:
Long-term debt, including current maturities (5)	39	7	382	—	135	2,694	3,257
Total	$528	$443	$788	$361	$493	$3,925	$6,538

(1)
Purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.

(2)	Based on applicable interest rates in effect at December 31, 2013.

(3)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 7% for the years 2014 – 2018 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

(4)
We previously planned to make additional capital contributions of $26 to our siloxane joint venture in China in 2014; however, the joint venture partners are in discussions regarding the timing and amounts of any future contributions.

(5)
As of December 31, 2013, all outstanding debt related to related to the ABL Facility, the First Lien Notes, the Senior Secured Notes, the Springing Lien Notes and the Senior Subordinated Notes has been classified as “Debt payable within one year” in the Consolidated Balance Sheets in Item 8 of Part II of this Annual Report on Form 10-K. See Note 7 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information.

The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2014. At December 31, 2013, we recorded unrecognized tax benefits and related interest and penalties of $54. We estimate that we will pay approximately $18 in 2014 for local, state and international income taxes. We expect non-capital environmental expenditures for 2014 through 2018 totaling $2. See Notes 10 and 11 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.

Critical Accounting Estimates
In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management to select the appropriate assumptions to determine these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, actual results may differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
At December 31, 2013 and 2012, we had valuation allowances of $972 and $812 respectively, against our deferred income tax assets. At December 31, 2013, we had a $790 valuation allowance against all of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $182 against a portion of our net foreign deferred income tax assets, primarily in Germany. At December 31, 2012, we had a $685 valuation allowance against all of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $127 against a portion of our net foreign deferred income tax assets, primarily in Germany. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.
The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. The Company evaluated four possible sources of taxable income when assessing the realization of deferred tax assets:

•	Taxable income in prior carryback years;

•	Future reversal of existing taxable temporary differences;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.
In 2013, a new valuation allowance of $20 was established in certain non-U.S. jurisdictions based on the Company’s assessment that the net deferred tax assets will likely not be realized. The negative evidence used in the determination to establish the valuation allowance is discussed in Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
The Income Taxes Topic, ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. We also apply the guidance relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2013 and 2012, we recorded unrecognized tax benefits and related interest and penalties of $54 and $39, respectively.

Pensions
The amounts that we recognize in our financial statements for pension benefit obligations are determined by actuarial valuations. Inherent in these valuations are certain assumptions, the more significant of which are:

•	The weighted average rate used for discounting the liability;

•	The weighted average expected long-term rate of return on pension plan assets;

•	The method used to determine market-related value of pension plan assets;

•	The weighted average rate of future salary increases; and

•	The anticipated mortality rate tables.
The discount rate reflects the rate at which pensions could be effectively settled. When selecting a discount rate, our actuaries provide us with a cash flow model that uses the yields of high-grade corporate bonds with maturities consistent with our anticipated cash flow projections.
The expected long-term rate of return on plan assets is determined based on the various plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, we take into account the rates on long-term debt investments that are held in the portfolio, as well as expected trends in the equity markets, for plans including equity securities.
The rate of increase in future compensation levels is determined based on salary and wage trends in the chemical and other similar industries, as well as our specific compensation targets.
The mortality tables that are used represent the most commonly used mortality projections for each particular country and reflect projected mortality improvements.
We believe the current assumptions used to estimate plan obligations and pension expense are appropriate in the current economic environment. However, as economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2014 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2013
	PBO	ABO	Deficit	2014 Expense
Assumption:
Increase in discount rate of 0.5%	$(26)	$(24)	$21	$(1)
Decrease in discount rate of 0.5%	28	27	(24)	1
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	(1)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	1
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other indefinite-lived intangibles, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Long-lived assets are grouped together at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. We do not have any indefinite-lived intangibles, other than goodwill.

We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The discounted cash flow model does not include cash flows related to interest payments and debt service, as the related debt has not been pushed down to the reporting unit level. Our reporting units include silicones and quartz. Our reporting units are one level below our operating segments for which discrete financial information is available and reviewed by segment management.
At both October 1, 2013 and 2012, the estimated fair value of each of our reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each unit. The Quartz reporting unit’s goodwill has been fully impaired.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On February 5, 2013, we adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. See Note 14 in Item 8 of Part II of this Annual Report of Form 10-K for the disclosures required by the adoption of ASU 2013-02.
Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. We elected to adopt ASU 2013-11 during the year ended December 31, 2013. The adoption of ASU 2013-11 did not have a material impact on our Consolidated Financial Statements.

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
Foreign Exchange Risk
Our international operations accounted for approximately 68% of our net sales in 2013, 2012 and 2011. As a result, we have significant exposure to foreign exchange risk related to transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is generally the related local currency.
We aim to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging foreign currency transactions when economically feasible. Our use of forward and option contracts is designed to protect our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. We do not attempt to hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency, nor do we hedge the foreign currency translation of our international businesses to the U.S. dollar for purposes of consolidating our financial results or other foreign currency net asset or liability positions. The counter-parties to our hedge contracts are financial institutions with investment-grade credit ratings.
Our foreign exchange risk is also mitigated because we operate in many foreign countries, which reduces the concentration of risk in any one currency. In addition, certain of our foreign operations have limited imports and exports, which reduces the potential impact of foreign currency exchange rate fluctuations.
Interest Rate Risk
As of December 31, 2013, $181 (including $135 of borrowings under our ABL Facility), or approximately 6%, of our borrowings, were at variable interest rates and expose us to interest rate risk. As a result, we have been and will continue to be subject to the variations in interest rates in respect of our variable rate debt. Assuming the amount of our variable rate debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2014 estimated debt service requirements by approximately $2. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2013 and 2012 (see Note 7 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2013 and 2012. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2013			2012
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2013				$35	9.4%	$35
2014	$39	9.1%	$39	9	9.4%	9
2015	7	9.1%	7	7	9.4%	7
2016	382	8.9%	260	382	9.2%	214
2017	—	8.8%	—	—	9.1%	—
2018	135	8.9%	135	—	9.1%	—
2019 and beyond	2,694	9.1%	2,588	2,685	9.1%	2,323
	$3,257		$3,029	$3,118		$2,588
Commodity Risk
We are exposed to price risks on raw material purchases. We pursue ways to diversify and minimize material costs through through strategic raw material purchases, and through commercial and contractual pricing agreements and customer price adjustments. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. We rely on key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key supply contracts be canceled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Also, we will consider hedging strategies that minimize risk or reduce volatility when available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $5 at December 31, 2013)	$94	$110
Accounts receivable (net of allowance for doubtful accounts of $4 and $3, respectively)	326	293
Due from affiliates (see Note 4)	5	6
Inventories:
Raw materials	128	107
Finished and in-process goods	240	267
Deferred income taxes (see Note 10)	6	6
Other current assets	61	58
Total current assets	860	847
Investment in unconsolidated entities	8	5
Deferred income taxes (see Note 10)	3	27
Other long-term assets	33	104
Property and equipment:
Land	77	82
Buildings	377	359
Machinery and equipment	1,582	1,503
	2,036	1,944
Less accumulated depreciation	(1,082)	(928)
	954	1,016
Goodwill (see Note 6)	381	412
Other intangible assets, net (see Note 6)	455	493
Total assets	$2,694	$2,904
Liabilities and Deficit
Current liabilities:
Accounts payable	$250	$254
Due to affiliates (see Note 4)	9	3
Debt payable within one year (See Note 7)	3,250	35
Interest payable	88	83
Income taxes payable (see Note 10)	6	6
Deferred income taxes (see Note 10)	12	19
Accrued payroll and incentive compensation	44	51
Other current liabilities	85	106
Total current liabilities	3,744	557
Long-term liabilities:
Long-term debt (see Note 7)	7	3,081
Pension liabilities (see Note 12)	280	311
Deferred income taxes (see Note 10)	77	47
Other long-term liabilities	66	56
Total liabilities	4,174	4,052
Commitments and contingencies (see Note 11)
Deficit
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in capital	716	606
Accumulated other comprehensive income	202	180
Accumulated deficit	(2,398)	(1,934)
Total deficit	(1,480)	(1,148)
Total liabilities and deficit	$2,694	$2,904
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2013	2012	2011
Net sales	$2,398	$2,357	$2,637
Costs and expenses:
Cost of sales, excluding depreciation and amortization	1,732	1,705	1,798
Selling, general and administrative expense	373	392	389
Depreciation and amortization expense	171	187	197
Research and development expense	70	69	78
Restructuring and other costs (see Note 3)	21	43	33
Operating income (loss)	31	(39)	142
Interest expense, net (see Note 7)	394	277	256
Other non-operating income, net	—	(11)	—
Loss (gain) on extinguishment and exchange of debt (see Note 7)	—	57	(7)
Loss before income taxes and earnings (losses) from unconsolidated entities	(363)	(362)	(107)
Income tax expense (see Note 10)	104	8	27
Loss before earnings (losses) from unconsolidated entities	(467)	(370)	(134)
Earnings (losses) from unconsolidated entities, net of taxes	3	5	(6)
Net loss	(464)	(365)	(140)
Net income attributable to noncontrolling interest	—	—	(1)
Net loss attributable to Momentive Performance Materials Inc.	$(464)	$(365)	$(141)

See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2013	2012	2011
Net loss	(464)	(365)	(140)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(6)	(29)	26
Gain (loss) recognized from pension and postretirement benefits	28	(19)	(15)
Other comprehensive income (loss)	22	(48)	11
Comprehensive loss	(442)	(413)	(129)
Comprehensive income attributable to noncontrolling interest	—	—	(1)
Comprehensive loss attributable to Momentive Performance Materials Inc.	$(442)	$(413)	$(130)

See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2013	2012	2011
Cash flows (used in) provided by operating activities
Net loss	$(464)	$(365)	$(140)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	171	187	197
Write-off of unamortized deferred financing costs (see Note 2)	81	—	—
Loss (gain) on the extinguishment of debt	—	57	(7)
Amortization of debt discount and issuance costs	10	18	15
Deferred income tax expense (benefit)	86	(10)	9
Unrealized foreign currency losses	12	1	7
Other non-cash adjustments	4	(3)	—
Net change in assets and liabilities:
Accounts receivable	(39)	16	22
Inventories	(1)	13	(19)
Due to/from affiliates	6	(10)	10
Accounts payable	(7)	(36)	1
Income taxes payable	6	—	(5)
Other assets, current and non-current	(21)	5	(7)
Other liabilities, current and non-current	6	32	23
Net cash (used in) provided by operating activities	(150)	(95)	106
Cash flows used in investing activities
Capital expenditures	(79)	(107)	(112)
Capitalized interest	(2)	—	—
Purchases of intangible assets	(3)	(2)	(2)
Change in restricted cash	(5)	—	—
Proceeds from sale of assets	1	7	—
Investment in unconsolidated affiliate	—	—	(6)
Net cash used in investing activities	(88)	(102)	(120)
Cash flows provided by (used in) financing activities
Net short-term debt (repayments) borrowings	(2)	3	1
Borrowings of long-term debt	419	1,725	52
Repayments of long-term debt	(287)	(1,533)	(88)
Proceeds from capital contribution (see Note 4)	102	—	—
Long-term debt financing fees	(12)	(33)	(5)
Payments of original issue discounts and tender premiums	—	(51)	—
Common stock dividends paid	—	—	(1)
Net cash provided by (used in) financing activities	220	111	(41)
Decrease in cash and cash equivalents	(18)	(86)	(55)
Effect of exchange rate changes on cash	(3)	(3)	4
Cash and cash equivalents, beginning of year	110	199	250
Cash and cash equivalents, end of year	$89	$110	$199
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$299	$237	$203
Income taxes, net of refunds	13	18	22
Non-cash investing activity:
Capital expenditures included in accounts payable	$29	$17	$26
Non-cash financing activity:
Non-cash capital contribution from parent (see Note 4)	$7	$—	$—

See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Deficit
Balance December 31, 2010	$—	$603	$(1,428)	$217	$4	$(604)
Net (loss) income	—	—	(141)	—	1	(140)
Other comprehensive income	—	—	—	11	—	11
Stock-based compensation expense	—	3	—	—	—	3
Dividends declared to parent, at $7,500 per share	—	(1)	—	—	—	(1)
Disposition of noncontrolling interest	—	—	—	—	(5)	(5)
Balance December 31, 2011	—	605	(1,569)	228	—	(736)
Net loss	—	—	(365)	—	—	(365)
Other comprehensive loss	—	—	—	(48)	—	(48)
Stock-based compensation expense	—	1	—	—	—	1
Balance at December 31, 2012	—	606	(1,934)	180	—	(1,148)
Net loss	—	—	(464)	—	—	(464)
Other comprehensive income	—	—	—	22	—	22
Stock-based compensation expense	—	1	—	—	—	1
Capital contribution from parent (see Note 4)	—	102	—	—	—	102
Non-cash capital contribution from parent (see Note 4)	—	7	—	—	—	7
Balance at December 31, 2013	$—	$716	$(2,398)	$202	$—	$(1,480)
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Business and Basis of Presentation
Based in Waterford, New York, Momentive Performance Materials Inc. (the “Company” or “MPM”), is comprised of two businesses: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
The Company’s direct parent is Momentive Performance Materials Holdings Inc. (“MPM Holdings”), a holding company and wholly owned subsidiary of Momentive Performance Materials Holdings LLC (“Momentive Holdings”), the ultimate parent entity of MPM. On October 1, 2010, MPM Holdings and Momentive Specialty Chemicals Holdings LLC (“MSC Holdings”), the parent company of Momentive Specialty Chemicals Inc. and its subsidiaries (collectively “MSC”), became subsidiaries of Momentive Holdings. This transaction is referred to as the “Momentive Combination.” Momentive Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
Going Concern & Liquidity and Capital Resources
The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2013, 2012, and 2011, the Company has recorded successive periods of “Loss before income taxes and earnings (losses) from unconsolidated entities” of $363, $362 and $107, respectively. Based on these factors, the Company’s current liquidity position as of December 31, 2013 and projections of operating results and cash flows in 2014, the Company believes there is substantial doubt about its ability to continue as a going concern for the next twelve months. The Company does not anticipate its operating cash flows and liquidity in 2014 will be sufficient to fund its most significant cash obligations necessary to continue as a going concern.

To address the risk of being able to continue as a going concern, the Company has undertaken steps to restructure its balance sheet and capital structure. The Company has retained financial advisors and is in discussions with certain of its financial creditors regarding alternatives to the Company’s capital structure. As part of the process, a filing under Chapter 11 of the U.S. Bankruptcy Code in the near future may provide the most expeditious manner in which to effect a plan of reorganization that may be proposed by the Company. However, there can be no assurance that the Company will be able to restructure its capital structure on terms acceptable to the Company or its financial creditors, or at all. Management currently expects that a Chapter 11 filing would only involve the Company’s U.S. subsidiaries. The Company would expect to continue its ongoing, ordinary course operations during and following any Chapter 11 proceeding.
Given the likelihood of a Chapter 11 filing, the Company and its U.S. subsidiaries have obtained commitments from certain lenders to provide debtor-in-possession financing (“DIP Facilities”). The proposed DIP Facilities would be comprised of a $270 asset-based revolving loan and a $300 term loan. Such commitments are contingent upon, among other things, the Company and its subsidiaries commencing a filing under Chapter 11 of the U.S. Bankruptcy Code.
The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets, the satisfaction and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Principals of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating right, and variable interest entities in which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. The Company’s share of net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are included in “Earnings from unconsolidated entities, net of taxes” in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.
The Company’s unconsolidated investment accounted for under the equity method of accounting is a 49% ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials.
The Company previously planned to make additional capital contributions of $26 to this joint venture in 2014; however, the joint venture partners are in discussions regarding the timing and amounts of any future contributions.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized transaction (losses) gains of $(16), $0 and $5 for the years ended December 31, 2013, 2012 and 2011, respectively, which are included as a component of “Net loss.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive income.”

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, fair value of stock awards and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At both December 31, 2013 and 2012, the Company had interest-bearing time deposits and other cash equivalent investments of $4. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $23 at both December 31, 2013 and 2012.
Deferred Expenses—Deferred debt financing costs are included in “Other long-term assets” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2013 and 2012, the Company’s unamortized deferred financing costs were $0 and $78, respectively. During the year ended December 31, 2013, the Company wrote off $81 of unamortized deferred financing costs as a result of the substantial doubt about its ability to continue as a going concern for the next twelve months and the resulting reclassification of all outstanding debt related to the ABL Facility, the First Lien Notes, the Senior Secured Notes and the Springing Lien Notes to “Debt payable within one year’ in the Consolidated Balance Sheets (see Note 7). This amount is included in “Interest expense, net” in the Consolidated Statements of Operations.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the properties (the average estimated useful lives for buildings and machinery are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $130, $144 and $152 for the years ended December 31, 2013, 2012 and 2011, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 1 to 20 years (see Note 6).
Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows or other relevant observable measures. The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the estimated fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist.
Goodwill
The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, the Company uses a probability weighted market and income approach to estimate the fair value of the reporting unit. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated fair value is the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. When the carrying amount of the reporting unit’s goodwill is greater than the estimated fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference.
At both October 1, 2013 and 2012, the estimated fair value of each of the Company’s reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each unit.
General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under high-deductible insurance policies. The Company records losses when they are probable and reasonably estimable and amortizes insurance premiums over the life of the respective insurance policies.
Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees (see Note 11).
Environmental Matters—Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (see Note 11).
Asset Retirement Obligations—Asset retirement obligations are initially recorded at their estimated net present values in the period in which the obligation occurs, with a corresponding increase to the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, a gain or loss is recognized for any difference between the settlement amount and the liability that was recorded.
Revenue Recognition—Revenue for product sales, net of estimated allowances and returns, is recognized as risk and title to the product transfer to the customer, which either occurs at the time shipment is made or upon delivery. In situations where product is delivered by pipeline, risk and title transfers when the product moves across an agreed-upon transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company’s standard terms of delivery are included in its contracts of sale or on its invoices.
Shipping and Handling—Freight costs that are billed to customers are included in “Net sales” in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations.
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $70, $69 and $78 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Restructuring and Other Costs—The Company incurred “Restructuring and other costs” totaling $21, $43 and $33 for the years ended December 31, 2013, 2012 and 2011, respectively. For 2012 and 2011, these costs primarily represent expenses to implement productivity savings programs to optimize the Company’s cost structure. Also included in these amounts for the years ended December 31, 2013, 2012 and 2011 are costs related to one-time payments for services and integration expenses (see Note 3).
Pension Liabilities—Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
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
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 10).
Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company classifies interest and penalties as a component of tax expense.
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM and MPM Holdings’ U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2013, 2012 and 2011, the tax provision for all operations has been prepared on a consolidated basis.
Derivative Financial Instruments—The Company is a party to natural gas futures to reduce its cash flow exposure to changes in natural gas prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative financial instruments, whether designated in hedging relationships or not, are recorded in the Consolidated Balance Sheets at fair value. If a derivative financial instrument is designated as a fair-value hedge, the changes in the fair value of the derivative financial instrument and the hedged item are recognized in earnings. If the derivative financial instrument is designated as a cash flow hedge, changes in the fair value of the derivative financial instrument are recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets, to the extent effective, and are recognized in the Company’s Consolidated Statements of Operations when the hedged item impacts earnings. The cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. The Company documents effectiveness assessments in order to use hedge accounting at each reporting period.
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis (see Note 9).
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily temporary investments and accounts receivable. The Company places its temporary investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk for accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides approximately 9% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2013 through April 11, 2014, the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
On February 5, 2013, the Company adopted the provisions of Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing comprehensive income guidance and is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires additional detail about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. ASU 2013-02 allows an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The adoption of ASU 2013-02 did not have a material impact on the Company’s Consolidated Financial Statements. See Note 14 for the disclosures required by the adoption of ASU 2013-02.
Newly Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amended existing income tax guidance and is intended to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The Company elected to adopt ASU 2013-11 during the year ended December 31, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s Consolidated Financial Statements.

3. Restructuring and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions) and services and other expenses associated with transformation savings activities.

In the second quarter of 2012, in response to the uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure. Prior to the second quarter of 2012, the Company had recognized significant restructuring costs primarily related to the Momentive Combination. As of December 31, 2013, the costs expected to be incurred on restructuring activities are estimated at $1, consisting mainly of workforce reductions. The Company estimates that these restructuring cost activities will occur over the next 9 to 15 months.
The following table summarizes restructuring information. All costs are primarily related to workforce reductions:

Total
Future restructuring costs expected to be incurred	$1
Cumulative restructuring costs incurred through December 31, 2013	$35

Accrued liability at December 31, 2011	$8
Restructuring charges	23
Payments	(14)
Accrued liability at December 31, 2012	17
Restructuring charges	—
Reserve adjustments	(1)
Payments	(12)
Accrued liability as of December 31, 2013	$4

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. During the years ended December 31, 2013, 2012 and 2011, charges of $0, $23 and $8, respectively, are included in “Restructuring and other costs” in the Consolidated Statements of Operations. At December 31, 2013 and 2012, the Company had accrued $4 and $17, respectively, for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets. All of the restructuring activity related to the Silicones business.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized other costs of $21, $20 and $25, respectively. These costs are primarily comprised of one-time payments for services and integration expenses, and are included in “Restructuring and other costs” in the Consolidated Statements of Operations.

4. Related Party Transactions

Administrative Services, Management and Consulting Agreement

The Company is subject to a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $4 plus out of pocket expenses, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. This annual management fee was waived for 2013.

Shared Services Agreement

On October 1, 2010 in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MSC. Pursuant to this agreement, during the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $92, $148 and $158, respectively, of net costs for shared services and MSC incurred approximately $121, $155 and $163, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2013, 2012 and 2011 were net billings from MSC to the Company of $31, $22 and $11, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for MSC and 49% for the Company at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Service Agreement, the allocation percentage for 2013 was set at 43% for the Company and 57% for MSC. The Company had accounts receivable of $0 and less than $1 as of December 31, 2013 and 2012, respectively, and accounts payable to MSC of $4 and less than $1 at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company realized approximately $9, $31 and $23, respectively, in cost savings as a result of the Shared Services Agreement.

Purchases and Sales of Products and Services with MSC
The Company also sells products to, and purchase products from, MSC pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of the Company also acts as a non-exclusive distributor in India for certain of MSC’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the years ended December 31, 2013 and 2012, the Company sold $9 and $3, respectively, of products to MSC and purchased less than $1 of products from MSC. As of December 31, 2013 and 2012, the Company had $1 and less than $1, respectively, of accounts receivable from MSC and less than $1 of accounts payable to MSC related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other Than MSC

The Company sells products to various Apollo and GE affiliates other than MSC. These sales were $9, $16 and $17 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts receivable from these affiliates of $1 and $5 at December 31, 2013 and 2012, respectively. The Company also purchases products and services from various Apollo and GE affiliates other than MSC. These purchases were $19, $17 and $27 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts payable to these affiliates of $2 and less than $1 at December 31, 2013 and 2012, respectively.
Transactions with GE and its Affiliates
ASM Off-Take Agreement
Through May 17, 2013, the Company was a party to an (i) off-take agreement (the “Old Off-Take Agreement”) with Asia Silicones Monomer Limited (“ASM”), which was 50% owned by GE Monomer (Holdings) Pte Ltd. up until such date, and (ii) a long-term supply agreement with GE and GE Monomer (Holdings) Pte. Ltd. (the “Old GE Supply Agreement”), which was entered into at the closing of the GE Advanced Materials Acquisition. Under the Old Off-Take Agreement, ASM was obligated to provide siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations were satisfied). Under the Old GE Supply Agreement, GE and GE Monomer (Holdings) Pte. Ltd. agreed to ensure the Company a minimum annual supply of siloxane and certain related products from ASM or an alternative source in certain circumstances through December 2026. Under the Old Off-Take Agreement, the Company purchased approximately $35 of siloxane and certain related products from ASM for the year ended December 31, 2013.

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
Trademark License Agreement
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
Revolving Credit Facility
In April 2013, the Company entered into a $75 revolving credit facility with an affiliate of GE (the “Cash Flow Facility”) (see Note 7). Prior to entry into the Cash Flow Facility, an affiliate of GE was one of the lenders under the Company's Old Revolver (as further described in Note 7), representing approximately $160 of the lenders' $300 revolving credit facility commitment (see Note 7).

Participation of Apollo Global Securities in Refinancing Transactions

In 2012, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received less than $1 and $1 in connection with the Company's sales of the Senior Secured Notes and the First Lien Notes, respectively (see Note 7). AGS also received less than $1 in connection with arranging the issuance of the Senior Secured Notes and $1 in connection with arranging the issuance of the First Lien Notes and the commitments for the ABL Facility (see Note 7).

Other Transactions and Arrangements

Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company's relative share of the insurance premiums. Momentive Holdings billed the Company $9 for both the years ended December 31, 2013 and 2012. The Company had accounts payable to Momentive Holdings of approximately $3 under these arrangements at both December 31, 2013 and 2012.

The Company declared dividends of less than $1 in each of 2013 and 2012 to fund the compensation of the Board of Managers of Momentive Holdings.

Subsequent Events
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of MSC for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MSC, whereby the subsidiary of MSC will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company will compensate the subsidiary of MSC for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, the Company will provide transitional services to the subsidiary of MSC for period of 6 months.
In April 2014, the Company entered into an accounts receivable purchase and sale agreement with a newly formed subsidiary of Momentive Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, the Company sold approximately $51 of accounts receivable to the subsidiary of Momentive Holdings, and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables are fully collected by the subsidiary of Momentive Holdings.
In March 2014, the Company entered into an Employee Services Agreement with Momentive Holdings, MSC and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp”), a subsidiary of Momentive Holdings (the “Services Agreement”).  The Services Agreement provides for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to the Company and sets forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agrees to pay 100% of Mr. Boss’s costs of employment which are set forth in the offer letter filed as an exhibit to this Annual Report and comprised of “Covered Costs” including an annual base salary of $585 thousand, a sign-on bonus of $1.3 million payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MSC to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of MSC will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it will provide to the subsidiary of MSC various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility.

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

At December 31, 2013 and December 31, 2012, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2013 that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at December 31, 2013:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2013
Debt	$3,257	$—	$3,029	$—	$3,029
December 31, 2012
Debt	$3,116	$—	$2,588	$—	$2,588
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
6. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

	2013				2012
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Silicones	$988	$(700)	$93	$381	$988	$(700)	$124	$412
Quartz	149	(158)	9	—	149	(158)	9	—
Total	$1,137	$(858)	$102	$381	$1,137	$(858)	$133	$412

The changes in the net carrying amount of goodwill by business for the years ended December 31, 2013 and 2012 are as follows:

	Silicones	Quartz	Total
Balance as of December 31, 2011	$432	$—	$432
Foreign currency translation	(20)	—	(20)
Balance as of December 31, 2012	412	—	412
Foreign currency translation	(31)	—	(31)
Balance as of December 31, 2013	$381	$—	$381
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2013				2012
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Customer relationships	$426	$—	$(170)	$256	$426	$—	$(146)	$280
Trademarks	150	—	(64)	86	142	—	(53)	89
Unpatented technology	144	—	(56)	88	144	—	(44)	100
Patents and other	67	—	(42)	25	64	—	(40)	24
Total	$787	$—	$(332)	$455	$776	$—	$(283)	$493
The impact of foreign currency translation on intangible assets in included in accumulated amortization.
Total intangible amortization expense for the years ended December 31, 2013, 2012 and 2011was $41, $43 and $45, respectively.
Estimated annual intangible amortization expense for 2014 through 2018 is as follows:

2014	$46
2015	43
2016	43
2017	43
2018	42

7. Debt and Lease Obligations
Debt outstanding as of December 31, 2013 and 2012 is as follows:

	2013		2012
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$135	$—	$—
Cash Flow Facility	—	—	—	—
First Lien and Senior Secured Notes:
8.875% First Lien Notes due 2020	—	1,100	1,100	—
10.00% Senior Secured Notes due 2020	—	250	250	—
Springing Lien Notes:
9.00% Springing Lien Dollar Notes due 2021	—	1,161	1,161	—
9.50% Springing Lien Euro Notes due 2021	—	183	175	—
Other Borrowings:
11.50% Senior Subordinated Notes due 2016 (includes $2 of unamortized debt discount at December 31, 2012)	—	382	380	—
China bank loans at 5.9% and 6.6% at December 31, 2013 and 2012, respectively	7	33	13	29
Other at 11% at December 31, 2013 and 2012	—	6	2	6
Total debt	$7	$3,250	$3,081	$35
As discussed in Note 1, the Company believes there is substantial doubt about its ability to continue as a going concern for the next twelve months, including its ability to fund its debt service obligations. The inability of the Company to fund such debt service obligations is an event of default under the ABL Facility (described below) and under the indentures that govern the Company’s notes. As such, all outstanding debt as of December 31, 2013 related to the ABL Facility, the First Lien Notes, the Senior Secured Notes, the Springing Lien Notes and the Senior Subordinated Notes has been classified as “Debt payable within one year” in the Consolidated Balance Sheets and related footnote disclosures.
ABL Facility and Cash Flow Facility
In April 2013, the Company entered into two new senior secured revolving credit facilities: a $270 asset-based revolving loan facility with a syndicate of lenders, which is subject to a borrowing base (the “ABL Facility”), and a $75 revolving credit facility with an affiliate of GE, which supplements the ABL Facility (the “Cash Flow Facility”). The ABL Facility and Cash Flow Facility replaced the Company’s prior senior secured credit facility (the “Old Credit Facility”), which consisted of a $300 revolving credit facility (the “Old Revolver”) and a $33 synthetic letter of credit facility.
The ABL Facility has a five-year term, unless, on the date that is 91 days prior to the scheduled maturity of the Company’s 11.5% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”), more than $50 aggregate principal amount of such notes is outstanding, in which case the ABL Facility will mature on such earlier date. Availability under the ABL Facility is $270, subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. The ABL Facility includes borrowing capacity for letters of credit of up to $125. The borrowers under the ABL Facility are the Company’s wholly-owned subsidiaries: Momentive Performance Materials USA Inc. (“MPM USA”), Momentive Performance Materials GmbH (“MPM GmbH”), Momentive Performance Materials Quartz GmbH and Momentive Performance Materials Nova Scotia ULC (“MPM Nova Scotia”).
The ABL Facility bears interest at a floating rate based on, at the Company’s option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the borrowing base certificate for May 2013, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2013, the applicable margin for LIBOR rate loans was 2.25% and for alternate base rate loans was 1.25%. In addition to paying interest on outstanding principal under the ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenant, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than ABL Priority Collateral (the “Notes Priority Collateral”), in each case subject to certain exceptions and permitted liens.
The Cash Flow Facility matures on December 3, 2014, which is the same maturity as that for the Old Revolver. The amount committed under the Cash Flow Facility is $75, which may not be borrowed if the borrowing of such amount (or any portion thereof) could be borrowed under the ABL Facility without violating a utilization test under the Cash Flow Facility. The borrowers under the Cash Flow Facility are MPM USA, MPM GmbH and MPM Nova Scotia.
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
The security arrangements for the Cash Flow Facility include (i) first-priority liens on the Notes Priority Collateral owned by the Company and its domestic subsidiaries, which are pari passu with the Company’s 8.875% First-Priority Senior Secured Notes due 2020 (the “First Lien Notes”), (ii) second-priority liens on the ABL Priority Collateral owned by the Company and its domestic subsidiaries, which are junior to the ABL Facility and pari passu with the First Lien Notes, (iii) first-priority liens on Notes Priority Collateral owned by certain foreign subsidiaries of the Company, which are senior to the ABL Facility, and (iv) second-priority liens on the ABL Priority Collateral owned by such foreign subsidiaries, which are junior to the ABL Facility, in each case subject to certain exceptions and permitted liens.
As of December 31, 2013, the Company had $135 of outstanding borrowings under the ABL Facility. Outstanding letters of credit under the ABL Facility at December 31, 2013 were $69, leaving an unused borrowing capacity of $107 under the ABL Facility and the Cash Flow Facility (without triggering the financial maintenance covenant under the ABL Facility).
Prior Senior Secured Credit Facilities
As described above, the Company’s prior senior secured credit facilities were replaced by the ABL Facility and the Cash Flow Facility in April 2013. The term loans under the prior senior secured credit facilities were repaid in full in November 2012 in connection with the issuance of the First Lien Notes. Prior to November 2012, the senior secured credit facilities included a term loan facility with a maturity date in 2015, and prior to April 2013, the senior secured credit facilities included the Old Revolver described above, which had a maturity date in 2014 and bore interest at an adjusted LIBOR rate plus an applicable margin of 6.00%.
First Lien Notes
In October 2012, MPM Escrow LLC and MPM Finance Escrow Corp. (the “Escrow Issuers”), wholly owned special purpose subsidiaries of the Company, issued $1,100 principal amount of First Lien Notes in a private offering. The proceeds from the sale of First Lien Notes were initially placed in escrow and were released in November 2012 following the Company's assumption of all obligations of the Escrow Issuers under the First Lien Notes and the Company's amendment of its credit agreement governing its senior secured credit facilities in existence at that time. The proceeds from the sale of the First Lien Notes were used (i) to repay all amounts outstanding under such senior secured credit facilities (without reducing the commitments under the revolving credit facility), (ii) to irrevocably deposit approximately $219 with the trustee for the 12½% Second-Lien Senior Secured Notes due 2014 (the “Old Second Lien Notes”) in order to satisfy and discharge all of the Company's outstanding $200 aggregate principal amount of the Old Second Lien Notes, which were redeemed at a redemption price equal to 103.125% plus accrued and unpaid interest to the redemption date, (iii) to pay related fees and expenses and (iv) for general corporate purposes. The Company recognized a loss of $51, including $12 of foreign currency exchange losses, on this extinguishment of debt. Included in the loss of $51 is an out of period credit of $4 related to an over expensing of debt discount interest on the Old Second Lien Notes that was not material to the prior years. These amounts are included in “Loss (gain) on extinguishment and exchange of debt” in the Consolidated Statements of Operations.

The First Lien Notes are guaranteed on a senior secured basis by the existing domestic subsidiaries that are guarantors under the Company's Cash Flow Facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the First Lien Notes. The First Lien Notes are secured by first-priority liens on the Notes Priority Collateral owned by the Company and its domestic subsidiaries, and by second-priority liens on the domestic portion of ABL Priority Collateral owned by the Company and its domestic subsidiaries, in each case subject to certain exceptions and permitted liens. The first-priority liens in such Notes Priority Collateral and the second-priority liens in such ABL Priority Collateral securing the First Lien Notes are shared pari passu with the lenders under the Cash Flow Facility, in each case subject to certain exceptions and permitted liens.

Senior Secured Notes

In May 2012, the Company issued $250 in aggregate principal amount of 10% Senior Secured Notes due October 2020 (the “Senior Secured Notes”) at an issue price of 100%. The Company used the net proceeds to repay $240 in aggregate principal amount of existing term loans maturing May 2015 under the Old Credit Facility. The Company recognized a loss of $6 on this extinguishment of debt, which is included in “Loss (gain) on extinguishment and exchange of debt” in the Consolidated Statements of Operations. The Senior Secured Notes are guaranteed on a senior secured basis by the Company's existing domestic subsidiaries that are guarantors under the Company’s Cash Flow Facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Senior Secured Notes. The Senior Secured Notes are secured by a security interest in the Notes Priority Collateral and the ABL Priority Collateral in each case owned by the Company and its domestic subsidiaries, which interest is junior in priority to the liens on such collateral securing the ABL Facility, the Cash Flow Facility and the First Lien Notes and senior in priority to the liens on such collateral securing the Springing Lien Notes.
Springing Lien Notes
In November 2010, the Company issued approximately $848 U.S. dollar equivalent principal amount of USD 9.0% Second-Priority Springing Lien Notes due 2021 (the “Springing Lien Dollar Notes”) and EUR 9.5% Second-Priority Springing Lien Notes due 2021 (the “Springing Lien Euro Notes” and, together with the Springing Lien Dollar Notes, the “Springing Lien Notes”) in a private offering (the “Springing Lien Note Offering”). The Springing Lien Notes are guaranteed on a second-priority secured basis by the Company’s existing domestic subsidiaries that are guarantors under the Company's Cash Flow Facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or of any guarantor of the Springing Lien Notes. The Springing Lien Notes are secured by a second-priority security interest in the Notes Priority Collateral and the ABL Priority Collateral in each case owned by the Company and its domestic subsidiaries, which interest is junior in priority to the liens on such collateral securing the ABL Facility, the Cash Flow Facility, the First Lien Notes and the Senior Secured Notes. The Company used the net proceeds from the offering of Springing Lien Notes to, (i) pay the consideration with respect to the tender offers (the “Tender Offers”) and redemption of the remaining series of the Company’s previously outstanding senior notes (the “Old Senior Notes”) and (ii) pay certain related transaction costs and expenses.
In connection with the closing of the Springing Lien Note Offering, investment funds affiliated with Apollo Global Management, LLC entered into an agreement to exchange the entire amount of their holdings of each series of the Company’s Old Senior Notes for the Springing Lien Dollar Notes at an exchange ratio determined based on the consideration offered to holders in the Tender Offers, and intended to give Apollo an aggregate value equivalent to that which it would receive if it had received the total consideration in the Tender Offers and used the proceeds thereof to invest in the Springing Lien Dollar Notes (the “Apollo Exchange”). The Company issued approximately $526 of Springing Lien Dollar Notes to Apollo in the Apollo Exchange. Apollo owned approximately $234 principal amount of the 9.75% Senior Notes, €88 principal amount of the 9% Senior Notes and $139 principal amount of old senior toggle notes of the Company.
In October 2011, the Company repurchased approximately €17 in aggregate principal amount of the Springing Lien Euro Notes on the open market, reducing the aggregate principal amount of Springing Lien Euro Notes outstanding from €150 to €133. The total purchase excluding accrued interest paid by the Company was €12. The Company recognized a gain on the extinguishment of $7, including $1 of foreign currency exchange gains, which is included in “Loss (gain) on extinguishment and exchange of debt” in the Consolidated Statements of Operations.
Senior Subordinated Notes
The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company, which mature on December 1, 2016. The Senior Subordinated Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s domestic subsidiaries that is a guarantor under the Company’s Cash Flow Facility and will be guaranteed on the same basis by any future domestic subsidiaries that guarantee any debt of the Company or any guarantor of the Senior Subordinated Notes.
General
The credit agreements governing the ABL Facility and the Cash Flow Facility and the indentures governing the First Lien Notes, Senior Secured Notes, Springing Lien Notes and Senior Subordinated Notes also limit the Company's ability to, among other things: (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Company stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting the Company's subsidiaries ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; (vii) enter into transactions outside the ordinary course of business with our affiliates; and, (viii) incur liens.
The Company and certain of its domestic subsidiaries have pledged, to the applicable collateral agents, 100% of non-voting and 65% of voting equity interests in the Company’s and such domestic subsidiaries’ first-tier foreign subsidiaries, in each case to secure the obligations of the Company and the other domestic obligors under the ABL Facility, the Cash Flow Facility and the First Lien Notes, Senior Secured Notes and Springing Lien Notes, and 35% of voting equity interests in the Company’s and such domestic subsidiaries’ first-tier foreign subsidiaries, to secure the obligations of the foreign obligors under the ABL Facility and the Cash Flow Facility. In addition, certain of the Company’s German subsidiaries have pledged, to the applicable collateral agents, 100% of non-voting and voting equity interests in such German subsidiaries’ German subsidiaries, to secure the obligations of the foreign obligors under the ABL Facility and the Cash Flow Facility.
As of December 31, 2013, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
In 2014, the Company’s auditors, PricewaterhouseCoopers LLP, have expressed in their opinion to the Consolidated Financial Statements that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. Additionally, the Company did not furnish its financial statements for the fiscal year ended December 31, 2013 to the lenders under the ABL Facility and Cash Flow Facility within the required time frame of 95 days from such fiscal year end. Both of these events trigger a violation of the covenants under the ABL Facility and Cash Flow Facility. If such covenant violations are not waived or cured within a specified cure period, such violations may give rise to an acceleration under the ABL Facility and Cash Flow Facility and may also trigger cross-acceleration clauses under the indentures that govern the Company’s notes. Accordingly, the Company is in the process of obtaining waivers of these covenant violations from its lenders under the ABL Facility and Cash Flow Facility. Pursuant to such waivers, the lenders would also agree, subject to certain conditions and/or ongoing covenants and termination events, to waive any defaults or events of default arising under the ABL Facility or the Cash Flow Facility as a result of the commencement of a Chapter 11 filing. The Company expects to obtain these waivers.
Scheduled Maturities
Aggregate maturities of debt and minimum rentals under operating leases at December 31, 2013 for the Company are as follows:

Year	Debt (1)	Minimum Rentals Under Operating Leases
2014	$3,250	$16
2015	7	9
2016	—	7
2017	—	3
2018	—	2
2019 and thereafter	—	3
Total	$3,257	$40

(1)
As described above, all outstanding debt as of December 31, 2013 related to the ABL Facility, the First Lien Notes, the Senior Secured Notes the Springing Lien Notes and the Senior Subordinated Notes has been classified as “Debt payable within one year” in the Consolidated Balance Sheets and related footnote disclosures.

The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $15, $25 and $23 for each of the years ended December 31, 2013, 2012 and 2011, respectively.
8. Deficit
Common Stock
At December 31, 2013 and 2012, common stock consists of 100 shares issued and outstanding with a par value of one cent per share. At December 31, 2013 and 2012, MPM Holdings represented the sole shareholder of the Company.
Paid-in Capital
Additional paid-in capital primarily relates to the excess of paid-in-capital over the par value of the common shares from MPM Holdings’ capital contribution of $904 to the Company in 2006, net of $305 in deemed dividend to GE.
During the year ended December 31, 2013, in conjunction with the GE ASM Sale, the Company’s direct parent received a one-time payment of approximately $102 from GE, which amount was subsequently contributed to the Company (see Note 4). Additionally, during the year ended December 31, 2013, in connection with an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and the Company, the Company’s direct parent recorded a gain and related intangible asset of $7. This intangible asset was subsequently contributed to the Company (see Note 4). Both of these transactions were recorded in “Additional Paid-in Capital” in the Consolidated Statements of Deficit.

9. Stock Option Plans and Stock Based Compensation
The following is a summary of existing stock based compensation plans and outstanding shares as of December 31, 2013:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms	Option/Unit Term	Number of Shares Authorized
2007 Long-Term Incentive Plan		March 2017		10 years	19,275,900
Tranche A Options	2,690,591		Fully vested
Tranche B Options	2,690,095
Performance-based: Vest upon the earlier of i) the date that Apollo realizes a specified internal rate of return on its original investment in Momentive Holdings and ii) the date that Apollo achieves a specified cash-on-cash return on its original investment in Momentive Holdings.

Tranche C Options	2,689,317
Performance-based: Vest upon the earlier of i) the date that Apollo realizes a specified internal rate of return on its original investment in Momentive Holdings and ii) the date that Apollo achieves a specified cash-on-cash return on its original investment in Momentive Holdings.

Director Options	616,824		Fully vested
Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan		February 2021			20,800,000
2011 Grant				10 years
Tranche A Options and RDUs (1)	Options: 515,712 RDUs: 85,948		Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions
Tranche B Options and RDUs (2)	Options: 257,853 RDUs: 85,951
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options and RDUs (3)	Options: 257,853 RDUs: 85,951
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

2013 Grant
Unit Options (4)	1,215,741		Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan	10 years
Restricted Deferred Units (5)	959,984
Performance-based: Vest upon the earlier of i) one year from the achievement of the targeted common unit value and a realization event or ii) six months from the achievement of the targeted common unit value and a change in control event, as such terms are defined by the 2011 Equity Plan
				N/A
(1) 2,584,845 Tranche A Options and 451,898 Tranche A RDUs related to employees of MSC were also outstanding as of December 31, 2013
(2) 1,262,387 Tranche B Options and 434,867 Tranche B RDUs related to employees of MSC were also outstanding as of December 31, 2013
(3) 1,262,387 Tranche C Options and 434,867 Tranche C RDUs related to employees of MSC were also outstanding as of December 31, 2013
(4) 4,692,441 Unit Options related to employees of MSC were also outstanding as of December 31, 2013
(5) 3,705,294 RDUs related to employees of MSC were also outstanding as of December 31, 2013

Summary of Plans
Legacy Plan
Prior to the Momentive Combination, the Company’s parent maintained a stock-based compensation plan (the “2007 Long-Term Incentive Plan”). The options granted under the 2007 Long-Term Incentive Plan were to purchase common units in MPM Holdings. Effective October 1, 2010, in conjunction with the Momentive Combination, stock options to purchase common units in MPM Holdings were converted to options to purchase units of Momentive Holdings at an exchange ratio of 38.5518 Momentive Holdings options for each 1 option of MPM Holdings.

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
In 2011, the Company granted Tranche A Options with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.21% risk free interest rate, a 6.25 year expected life, a 37.4% expected volatility rate and a 0% dividend rate.
In 2011, the Company granted Tranche B and Tranche C Options with performance and market conditions, each with an aggregate grant date fair value of approximately $1. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates were 0.16% to 3.49%, expected volatility rates ranged from 34.5% to 41.5% and the dividend rate was 0%. The expected life is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted average expected life of 9.2 years. As of December 31, 2013, it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Restricted Deferred Units
On March 8, 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of December 31, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
In 2011, the Company granted Tranche A RDUs with an aggregate grant date fair value of approximately $1.
In 2011, the Company granted Tranche B RDUs and Tranche C RDUs with an aggregate grant date fair value of approximately $1. The fair value of each RDU was estimated at the grant date using the same Monte Carlo valuation method and assumptions as for the unit options. The RDU's have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted average expected life of 21.4 years. As of December 31, 2013, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
Although the 2011 Equity Plan is issued by Momentive Holdings, the underlying compensation cost represents compensation costs paid for by Momentive Holdings on MPM's behalf, as a result of the employees' service to MPM. All compensation cost is recorded over the requisite service period on a graded-vesting basis and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Financial Statement Impact
Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a graded-vesting basis. The Company adjusts compensation expense periodically for forfeitures.
The Company recognized share-based compensation expense of $1, less than $1 and $2 for the years ended December 31, 2013, 2012 and 2011, respectively. The amounts are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company recognized no tax benefits. The Company expects additional compensation expense of $5, which will be recognized over the vesting period of the underlying share-based awards. $1 is expected expected to be recognized ratably over a weighted-average period of 1.5 years, while the remaining $4 will be recognized upon an initial public offering or other future contingent event.
The following is a summary of the Company's stock option plans activity as of and for the years ended December 31, 2013:

	Momentive Holdings Common Units	Weighted Average Exercise Price
Outstanding at December 31, 2012	10,350,073	$2.88
Granted	1,531,582	$1.42
Forfeited	(947,669)	$2.22
Outstanding at December 31, 2013	10,933,986	$2.69
Exercisable at December 31, 2013	3,898,931	$2.75
Expected to vest at December 31, 2013	1,053,364	$1.87
At December 31, 2013, exercise prices for options outstanding ranged from $1.42 and $4.85 with a weighted average remaining contractual life of 4.9 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 4.6 and 8.7 years, respectively. At December 31, 2013, the aggregate intrinsic value of both options exercisable and options expected to vest was $0.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.
Restricted Unit Activity
Following is a summary of the Company's restricted unit plan activity for the year ended December 31, 2013:

	Momentive Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	308,988	$4.64
Restricted units granted	1,209,382	$1.31
Restricted units vested	(42,975)	$4.85
Restricted units forfeited	(300,535)	$1.80
Nonvested at December 31, 2013	1,174,860	$1.92
The weighted average remaining contractual life for time-based vesting restricted units granted and outstanding was 1.0 year.

10. Income Taxes
For the years ended December 31, 2013, 2012 and 2011, the Company’s tax provision was computed based on the legal entity structure, as described in Note 1. Any tax benefit or valuation allowance related to net operating losses (“NOL”) was recognized and evaluated on a stand-alone basis.
The domestic and foreign components of loss before income taxes are as follows:

	Year ended December 31,
	2013	2012	2011
Domestic	$(251)	$(239)	$(101)
Foreign	(112)	(123)	(6)
Total	$(363)	$(362)	$(107)
Income tax expense (benefit) attributable to loss from operations consists of:

	Current	Deferred	Total
Year ended December 31, 2013:
United States federal	$—	$(15)	$(15)
State and local	—	—	—
Non U.S. jurisdictions	18	101	119
	$18	$86	$104
Year ended December 31, 2012:
United States federal	$—	$(7)	$(7)
State and local	(1)	—	(1)
Non U.S. jurisdictions	19	(3)	16
	$18	$(10)	$8
Year ended December 31, 2011:
United States federal	$—	$—	$—
State and local	—	—	—
Non U.S. jurisdictions	18	9	27
	$18	$9	$27
Income tax expense attributable to loss from operations was $104, $8 and $27 for the years ended December 31, 2013, 2012 and 2011, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss from continuing operations as a result of the following:

	Year ended December 31,
	2013	2012	2011
Income tax expense:
Computed expected tax benefit	$(127)	$(127)	$(37)
State and local income taxes, net of Federal income tax benefit	—	(1)	—
Increase (reduction) in income taxes resulting from:
Tax rate changes	—	2	(2)
Non U.S. tax rate differential	26	(1)	2
Branch accounting effect	(50)	33	12
Withholding taxes	1	1	1
Valuation allowance	172	96	53
Permanent differences	(4)	1	(2)
Change in permanent reinvestment assertion	86	—	—
Settlements	—	4	—
Total	$104	$8	$27

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below.

	Domestic		Foreign
	2013	2012	2013	2012
Current deferred tax assets:
Inventory	$9	$9	$4	$4
Vacation	6	2	2	1
Provision for expenses related to timing	6	6	4	19
Other	10	7	3	2
Total current deferred tax assets	31	24	13	26
Noncurrent deferred tax assets:
Amortization	88	128	5	6
Depreciation	29	27	15	14
Pension	108	121	31	34
Net operating losses	478	375	131	122
Branch accounting future benefit	28	12	—	—
Reserves	2	2	—	—
Deferred interest deductions	—	—	47	29
Other	27	6	1	1
Total noncurrent deferred tax assets	760	671	230	206
Total gross deferred tax assets	791	695	243	232
Less valuation allowance	(790)	(685)	(182)	(127)
Net deferred tax assets	1	10	61	105
Current deferred tax liabilities:
Inventory	—	—	6	9
Provision for expenses related to timing	—	—	2	2
Other	—	—	5	13
Total current deferred tax liabilities	—	—	13	24
Noncurrent deferred lax liabilities:
Amortization	—	—	59	67
Depreciation	—	—	33	42
Other	1	10	36	5
Total noncurrent deferred tax liabilities	1	10	128	114
Total deferred tax liabilities	1	10	141	138
Net deferred tax asset (liability)	$—	$—	$(80)	$(33)

NOL Schedule

Country	NOL Value
United States	$1,348
Germany	241
Japan	100
Thailand	55
Other	15
Total	$1,759
At December 31, 2013, 2012 and 2011, the Company had available approximately $1,759, $1,428 and $1,111 of gross net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. The NOL schedule above has been prepared on a separate return basis. Had the schedule been prepared on a consolidated return basis, the U.S. net operating loss would have been $102 lower. In addition, $447 of the $1,348 U.S. net operating loss carryforwards are subject to dual consolidated loss rules and potentially could be recaptured, resulting in a cash tax due of up to $156 plus additional interest, should certain triggering events occur within the certification period. The net operating losses for the United States, Japan and Thailand will begin to expire in 2026, 2014 and 2016, respectively. The net operating losses for Germany have no expiration date.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2013 and 2012, in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized. For the years ending December 31, 2013 and 2012, the Company established new valuation allowances of $20 and $9, respectively, in certain non-U.S. jurisdictions based on its assessment that the net deferred tax assets will likely not be realized.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The branch accounting future benefit deferred tax asset of $28 and $12 at December 31, 2013 and 2012, respectively, principally represents the offset to the non-US affiliates deferred tax liabilities.
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

	As Previously Reported	As Revised
Unrecognized Tax Benefits, December 31, 2010	$20	$33
Additions for tax positions of the current year	3	6
Additions for tax positions of prior years	1	1
Reductions for tax positions of prior years	(4)	(4)
Settlements	—	—
Statute of limitations expiration	(1)	(1)
Foreign currency translation	2	2
Balance at December 31, 2011	21	37

Additions for tax positions of the current year	3	5
Additions for tax positions of prior years	2	2
Reductions for tax positions of prior years	(1)	(1)
Settlements	—	—
Statute of limitations expiration	(1)	(1)
Foreign currency translation	(4)	(4)
Balance at December 31, 2012	$20	$38

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits, December 31, 2011	$37
Additions for tax positions of the current year	5
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(1)
Statute of limitations expiration	(1)
Foreign currency translation	(4)
Balance at December 31, 2012	38

Additions for tax positions of the current year	6
Additions for tax positions of prior years	14
Statute of limitations expiration	(2)
Foreign currency translation	(6)
Balance at December 31, 2013	$50
Liabilities for unrecognized tax benefits as of December 31, 2013 relate to various foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2013 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013 and 2012, the Company has recorded a liability of approximately $4 and $1, respectively, for interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Canada, Germany, India, Italy and Korea. Such major jurisdictions with open tax years are as follows: United States 2006-2013, Germany 2007-2013, Italy 2004-2013, Switzerland 2009-2013, Singapore 2006-2013, Japan 2007-2013, Thailand 2010-2013, Hong Kong 2008-2013, Canada 2009-2013 and Brazil 2008-2013. Unrecognized tax benefits are not expected to change significantly over the next 12 months.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2013 and is expecting that all earnings will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result of the conditions related to the Company’s ability to continue as a going concern described in Note 1, in the fourth quarter of 2013, the Company is no longer able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite, and is now recording deferred taxes on the foreign currency translation impact. This change in assertion resulted in a tax expense of $86 in the period the change occurred.

11. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes has a reasonable possibility of having a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM (see Note 4). As of December 31, 2013, future contractual minimums are as follows:

Year	Total
2014	$125
2015	122
2016	94
2017	94
2018	94
2019 and beyond	750
Total minimum payments	1,279
Less: Amount representing interest	(217)
Present value of minimum payments	$1,062
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both December 31, 2013 and 2012, the Company had recognized obligations of $6 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the Consolidated Balance Sheets.
Waterford, NY Site
The Company currently owns and operates a manufacturing site in Waterford, NY. In 1988, a consent decree was signed with the State of New York which requires recovery of groundwater at the site to contain migration of specified contaminants in the groundwater. A groundwater pump and treat system and groundwater monitoring program are currently operational to implement the requirements of this consent decree.
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, this liability was recorded at its net present value of $3, which assumes a 9% discount rate and a time period of 50 years. The undiscounted liability, which is expected to be paid over the next 50 years, is approximately $15. Over the next five years the Company expects to make ratable payments totaling $2.

12. Pension and Postretirement Benefits
Domestic Pension Plans
The Company's U.S. defined benefit plan provides benefits to substantially all U.S. employees based on a formula recognizing length of service and final average earnings. For grandfathered employees, the formula is based on the greater of career earnings or final average earnings. Certain benefit provisions are subject to collective bargaining with U.S. labor unions. Effective August 31, 2012, the benefits under the U.S. defined benefit plan were frozen for all U.S. salaried exempt employees and effective December 31, 2013, these benefits were frozen for non-grandfathered employees at two locations covered by a collective bargaining agreement.
Substantially all U.S. employees may also participate in the Company's defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings, with the Company matching up to a maximum of 5% of the employees' annual earnings . In conjunction with the freeze of the U.S. pension benefit, the Company enhanced its defined contribution plan for impacted employees by providing a Company match up to 5% of the eligible compensation. The Company also provides an annual retirement contribution, which is a contribution that will be deposited in the accounts of eligible employees each year based on years of service. Finally, the Company also instituted an achievement match, which is a contribution that will be deposited into the accounts of eligible employees each year if global incentive targets are achieved.
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
In Switzerland, the Company's defined benefit plan provides pension, death and disability benefits to substantially all employees. Benefits are based on participants' accumulated account balances plus an annuity conversion factor established by the Swiss government. The pension liability is administered through a collective foundation.
The Company also offers a defined benefit pension plan to its employees in the Netherlands. The Company's pension expense associated with contributions to these pension plans was $1 for the year ended December 31, 2013 and less than $1 for the years ended December 31, 2012 and 2011, respectively.
Postretirement Plans
The Company's U.S. health and welfare plan provides benefits to pay medical expenses, dental expenses, flexible spending accounts for otherwise unreimbursed expenses, short-term disability benefits, and life and accidental death and dismemberment insurance benefits. Retirees share in the cost of healthcare benefits. The Company funds retiree healthcare benefits on a pay-as-you-go basis. The Company uses a December 31 measurement date for this plan. The Company also provides non-pension postretirement benefit plans to certain Brazilian associates. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees with access to medical benefits, with the retiree being responsible for 100% of the premiums.

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$178	$162	$153	$132	$91	$—	$104	$—
Service cost	9	7	18	6	2	—	2	—
Interest cost	8	4	7	4	4	—	5	—
Actuarial (gains) losses	(28)	8	20	32	(13)	(1)	(17)	—
Foreign currency exchange rate changes	—	(6)	—	(6)	—	—	—	—
Benefits paid	(3)	(4)	(1)	(6)	(3)	—	(3)	—
Plan amendments	3	—	—	—	—	2	—	—
Plan curtailments	(3)	(3)	(19)	—	—	—	—	—
Plan settlements	—	(12)	—	—	—	—	—	—
Benefit obligation at end of year	164	156	178	162	81	1	91	—
Change in Plan Assets
Fair value of plan assets at beginning of year	91	34	70	33	—	—	—	—
Actual return on plan assets	13	6	9	3	—	—	—	—
Foreign currency exchange rate changes	—	(4)	—	(2)	—	—	—	—
Employer contributions	4	4	13	6	3	—	3	—
Benefits paid	(3)	(4)	(1)	(6)	(3)	—	(3)	—
Plan settlements	—	(12)	—	—	—	—	—	—
Fair value of plan assets at end of year	105	24	91	34	—	—	—	—
Funded status of the plan at end of year	$(59)	$(132)	$(87)	$(128)	$(81)	$(1)	$(91)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$—	$(3)	$—	$(2)	$(4)	$—	$(3)	$—
Long-term pension and post employment benefit obligations	(59)	(129)	(87)	(126)	(77)	(1)	(88)	—
Accumulated other comprehensive loss (income)	5	33	26	31	(1)	—	8	—
Net amounts recognized	$(54)	$(99)	$(61)	$(97)	$(82)	$(1)	$(83)	$—
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial (gain) loss	$(12)	$35	$23	$36	$(19)	$(1)	$(6)	$—
Net prior service cost (benefit)	2	(3)	(1)	(4)	8	2	9	—
Deferred income taxes	15	1	4	(1)	10	(1)	5	—
Net amounts recognized	$5	$33	$26	$31	$(1)	$—	$8	$—
Accumulated benefit obligation	$153	$149	$161	$153
Accumulated benefit obligation for funded plans	135	54	140	78
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$164	$156	$178	$162
Aggregate accumulated benefit obligation	153	149	161	153
Aggregate fair value of plan assets	105	24	91	34
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$164	$156	$178	$162
Aggregate fair value of plan assets	105	24	91	34
For U.S. pension plans, the net accumulated unrecognized losses decreased by approximately $21 due to additional unrecognized actuarial gains of $24, net of tax, as a result of the increase in the discount rate at December 31, 2013. Partially offset by $3 relating to U.S. plan amendments that extended certain benefit provisions scheduled to expire on June 30, 2013 into 2014 as well as reflecting changes as a result of union negotiations, which included freezing pension benefits for non-grandfathered employees and providing enhanced benefits to those employees under the savings plan beginning in 2014 and allowing grandfathered employees the option of electing to maintain their current pension benefits or have their pension benefits frozen and provide a similar enhanced benefits in the savings plan as the non-grandfathered employees. The net accumulated unrecognized losses relating to the Non-U.S. pension plans increased by $2, net of tax, due to additional unrecognized actuarial losses of $6, net of tax, as a result of the decrease in the discount rate at December 31, 2013. Partially offset by amortization of net losses of $2 and prior service cost of $2.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.
Following are the components of net pension and postretirement expense recognized for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Service cost	$9	$18	$19	$7	$6	$7
Interest cost on projected benefit obligation	8	7	7	4	4	4
Expected return on assets	(7)	(6)	(5)	(1)	(1)	(1)
Amortization of prior service benefit	—	—	(1)	—	—	—
Amortization of net losses	—	1	—	1	—	1
Curtailment gain	(3)	(1)	(6)	(1)	—	—
Settlement loss	—	—	—	1	—	—
Net expense	$7	$19	$14	$11	$9	$11

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Service cost	$2	$2	$1	$—	$—	$—
Interest cost on projected benefit obligation	4	5	5	—	—	—
Amortization of prior service cost	1	2	1	—	—	—
Net expense	$7	$9	$7	$—	$—	$—

The following amounts were recognized in “Other comprehensive loss” during the year ended December 31, 2013:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gains) losses arising during the year	$(34)	$4	$(13)	$(1)	$(47)	$3
Prior service cost from plan amendments	3	—	—	2	3	2
Amortization of prior service cost	—	(2)	(1)	—	(1)	(2)
Amortization of net losses	—	(2)	—	—	—	(2)
(Gain) loss recognized in other comprehensive loss	(31)	—	(14)	1	(45)	1
Deferred income taxes	10	2	5	(1)	15	1
(Gain) loss recognized in other comprehensive loss, net of tax	$(21)	$2	$(9)	$—	$(30)	$2
The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost (benefit) during the next fiscal year are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service cost	$—	$—	$1	$—	$1	$—
Net actuarial loss (gain)	—	1	(1)	—	(1)	1
Determination of Actuarial Assumptions
The Company’s actuarial assumptions are determined based on the demographics of the population, target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets. For our European plans, these assumptions are set by country, as the plans within these countries have similar demographics, and are impacted by the same regional economic trends and statutory requirements.
The discount rates selected reflect the rate at which pension obligations could be effectively settled. The Company selects the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections.
The expected rates of future compensation level increases are based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific long-term compensation targets by country. Input is obtained from the Company’s internal Human Resources group and from outside actuaries. These rates include components for wage rate inflation and merit increases.
The expected long-term rates of return on plan assets are determined based on the plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets, for plans including equity securities. Peer data and historical returns are reviewed and the Company consults with its actuaries, as well as the Plan’s investment advisors, to confirm that the Company’s assumptions are reasonable.

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.1%	2.7%	4.2%	2.4%	4.8%	12.0%	4.0%	—
Rate of increase in future compensation levels	—	2.6%	3.5%	2.4%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	7.3%	11.5%	7.5%	—
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	7.3%	4.5%	—
Year that the rate reaches the ultimate trend rate	—	—	—	—	2023	2022	2023	—
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.2%	5.0%	5.6%	2.4%	3.0%	2.6%
Rate of increase in future compensation levels	3.5%	4.3%	4.4%	2.4%	2.3%	2.1%
Expected long-term rate of return on plan assets	7.5%	7.5%	8.0%	3.3%	2.7%	2.7%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.0%	4.6%	5.1%	—	—	—
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by $3 and service cost and interest cost by a negligible amount. The impact on U.S. plans is negligible.
Pension Investment Policies and Strategies
The Company’s investment strategy for the assets of its North American defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. For U.S. plans, equity investments are also diversified across U.S. and international stocks, as well as growth, value and small and large capitalization investments. Investment risk and performance is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset and liability studies.
The Company periodically reviews its target allocation of North American plan assets among the various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals and on the projected timing of future benefit payments. In 2012 the U.S. Asset Investment Policy was updated to reflect an update in the Company's investment strategy to invest in long-term debt securities that more closely match the projected future cash flows of the Plan.
The Company observes local regulations and customs governing its European pension plans in determining asset allocations, which generally require a blended weight leaning toward more fixed income securities, including government bonds.

	Actual		Target 2014
	2013	2012
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	60%	59%	59%
Debt securities	38%	41%	41%
Cash, short-term investments and other	2%	—	—
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	33%	37%	33%
Debt securities	19%	38%	19%
Cash, short-term investments and other	48%	25%	48%
Total	100%	100%	100%
Fair Value of Plan Assets
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

•
Level 3: Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	2013				2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)	$—	$26	$—	$26	$—	$22	$—	$22
Small/mid cap equity funds(a)	—	18	—	18	—	15	—	15
Other international equity(a)	—	19	—	19	—	17	—	17
Debt securities/fixed income(b)	—	41	—	41	—	37	—	37
Cash, money market and other(c)	—	1	—	1	—	—	—	—
Total	$—	$105	$—	$105	$—	$91	$—	$91

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	2013				2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$11	$—	$11	$—	$14	$—	$14
Debt securities/fixed income(a)	—	7	—	7	—	13	—	13
Pooled insurance products with fixed income guarantee(a)	—	5	—	5	—	6	—	6
Cash, money market and other(c)	—	1	—	1	—	1	—	1
Total	$—	$24	$—	$24	$—	$34	$—	$34

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

(b)
Level 2 fixed income securities are valued using a market approach that includes various valuation techniques and sources, primarily using matrix/market corroborated pricing based on observable inputs including yield curves and indices.

(c)
Cash, money market and other securities include mutual funds, certificates of deposit and other short-term cash investments for which the share price is $1 or book value is assumed to equal fair value due to the short duration of the investment term.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $20 to its defined benefit pension plans in 2014.
Estimated future plan benefit payments as of December 31, 2013 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2014	$3	$4	$4	$—
2015	4	5	4	—
2016	4	5	5	—
2017	5	6	5	—
2018	6	7	5	—
2019-2023	48	37	29	—
13. Segment and Geographic Information
The Company’s businesses are based on the products that the Company offers and the markets that it serves. At December 31, 2013, the Company’s two businesses are managed as one reportable segment; however, given the differing technology and marketing strategies, the Company reports the results for the Silicones and Quartz businesses separately.

The Silicones business is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s businesses are organized based on the nature of the products they produce.
The Company’s organizational structure continues to evolve. It is also continuing to refine its business and operating structure to better align its services to its customers and improve its cost position, while continuing to invest in global growth opportunities.
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

Net Sales(1):

	Year ended December 31,
	2013	2012	2011
Silicones	$2,197	$2,136	$2,310
Quartz	201	221	327
Total	$2,398	$2,357	$2,637
Segment EBITDA:

	Year ended December 31,
	2013	2012	2011
Silicones(2)	$248	$206	$291
Quartz	37	44	101
Other	(47)	(36)	(13)

Depreciation and Amortization:

	Year ended December 31,
	2013	2012	2011
Silicones	$150	$162	$170
Quartz	21	25	27
Total	$171	$187	$197
Capital Expenditures:

	Year ended December 31,
	2013	2012	2011
Silicones	$73	$80	$89
Quartz	18	18	27
Total	$91	$98	$116
Total Assets(3):

	As of December 31,
	2013	2012
Silicones	$2,428	$2,615
Quartz	257	256
Other	9	33
Total	$2,694	$2,904

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.

(2)
Included in the Silicones business’ Segment EBITDA are “Earnings (losses) from unconsolidated entities, net of taxes” of $3, $5 and $(6) for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Deferred income taxes are included within other as reconciling amounts to the Company's total assets as presented on the Consolidated Balance Sheets.

Reconciliation of Segment EBITDA to Net Loss:

	Year ended December 31,
	2013	2012	2011
Segment EBITDA:
Silicones	$248	$206	$291
Quartz	37	44	101
Other	(47)	(36)	(13)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(12)	(7)	(14)
Restructuring and other costs	(21)	(43)	(33)
Total adjustments	(33)	(50)	(47)
Interest expense, net	(394)	(277)	(256)
Income tax expense	(104)	(8)	(27)
Depreciation and amortization	(171)	(187)	(197)
(Loss) gain on extinguishment and exchange of debt	—	(57)	7
Net loss attributable to Momentive Performance Materials Inc.	(464)	(365)	(141)
Net income attributable to noncontrolling interest	—	—	1
Net loss	$(464)	$(365)	$(140)
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
Net Sales(1):

	Year ended December 31,
	2013	2012	2011
United States	$775	$744	$847
Germany	657	644	711
China	320	293	471
Japan	215	263	346
Other International	431	413	262
Total	$2,398	$2,357	$2,637

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets:

	As of December 31,
	2013	2012
United States	$522	$539
Germany	410	406
China	374	475
Japan	147	159
Other International	337	342
Total	$1,790	$1,921

14. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(65)	$245	$180	$(46)	$274	$228
Other comprehensive income (loss) before reclassifications, net of tax	23	(6)	17	(19)	(29)	(48)
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	5	—	5	—	—	—
Net other comprehensive income (loss)	28	(6)	22	(19)	(29)	(48)
Ending balance	$(37)	$239	$202	$(65)	$245	$180

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Year Ended December 31:
Amortization of defined benefit pension and other postretirement benefit items:	2013	2012	Location of Reclassified Amount in Income
Prior service costs	$3	$—	(1)
Actuarial losses	2	—	(1)
Total before income tax	5	—
Income tax benefit	—	—	Income tax expense
Total	$5	$—

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 12).
15. Guarantor/Non-Guarantor Subsidiary Financial Information
As of December 31, 2013, the Company had $1,100 in aggregate principal amount of First-Priority Senior Secured Notes, $250 in aggregate principal amount of Senior Secured Notes, $1,161 in aggregate principal amount of Springing Lien Dollar Notes, €133 in aggregate principal amount of Springing Lien Euro Notes and $382 in aggregate principal amount of Senior Subordinated Notes outstanding. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2013 and 2012, the Condensed Consolidated Statements of Operations for the fiscal years ended December 31, 2013, 2012 and 2011 and Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of the Company except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, substantially all of the assets of the guarantor subsidiaries and certain non-guarantor subsidiaries are subject to first-priority liens under the senior secured credit facility. There are no significant restrictions on the ability of Parent to obtain funds from its domestic subsidiaries by dividend or loan.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $5, respectively)	$2	$—	$92	$—	$94
Accounts receivable	—	88	238	—	326
Due from affiliates	—	66	99	(160)	5
Inventories:
Raw materials	—	50	78	—	128
Finished and in-process goods	—	114	126	—	240
Deferred income taxes	—	—	6	—	6
Other current assets	2	14	45	—	61
Total current assets	4	332	684	(160)	860
Investment in unconsolidated entities	1,983	—	8	(1,983)	8
Deferred income taxes	—	—	3	—	3
Other long-term assets	—	13	20	—	33
Intercompany loans receivable	100	1,939	422	(2,461)	—
Property and equipment, net	—	444	510	—	954
Goodwill	—	—	381	—	381
Other intangible assets, net	—	78	377	—	455
Total assets	$2,087	$2,806	$2,405	$(4,604)	$2,694
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payables	$—	$70	$180	$—	$250
Due to affiliates	4	101	64	(160)	9
Debt payable within one year	3,076	88	86	—	3,250
Interest payable	87	1	—	—	88
Income taxes payable	—	—	6	—	6
Deferred income taxes	—	—	12	—	12
Accrued payroll and incentive compensation	—	23	21	—	44
Other current liabilities	—	26	59	—	85
Total current liabilities	3,167	309	428	(160)	3,744
Long-term liabilities:
Long-term debt	—	—	7	—	7
Intercompany loans payable	397	101	1,963	(2,461)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	—	261	—	(261)	—
Pension liabilities	—	141	139	—	280
Deferred income taxes	—	—	77	—	77
Other long-term liabilities	3	11	52	—	66
Total liabilities	3,567	823	2,666	(2,882)	4,174
Total (deficit) equity	(1,480)	1,983	(261)	(1,722)	(1,480)
Total liabilities and (deficit) equity	$2,087	$2,806	$2,405	$(4,604)	$2,694

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$2	$107	$—	$110
Accounts receivable	—	74	219	—	293
Due from affiliates	2	70	38	(104)	6
Inventories:
Raw materials	—	42	65	—	107
Finished and in-process goods	—	122	145	—	267
Deferred income taxes	—	—	6	—	6
Other current assets	—	17	41	—	58
Total current assets	3	327	621	(104)	847
Investment in unconsolidated entities	2,005	—	5	(2,005)	5
Deferred income taxes	—	—	27	—	27
Other long-term assets	77	10	17	—	104
Intercompany loans receivable	171	1,726	28	(1,925)	—
Property and equipment, net	—	463	553	—	1,016
Goodwill	—	—	412	—	412
Other intangible assets, net	—	77	416	—	493
Total assets	$2,256	$2,603	2,079	$(4,034)	$2,904
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payables	$1	$56	$197	$—	$254
Due to affiliates	—	29	78	(104)	3
Debt payable within one year	—	—	35	—	35
Interest payable	83	—	—	—	83
Income taxes payable	—	—	6	—	6
Deferred income taxes	—	—	19	—	19
Accrued payroll and incentive compensation	—	30	21	—	51
Other current liabilities	2	35	69	—	106
Total current liabilities	86	150	425	(104)	557
Long-term liabilities:
Long-term debt	3,065	—	16	—	3,081
Intercompany loans payable	252	106	1,567	(1,925)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	160	—	(160)	—
Pension liabilities	—	175	136	—	311
Deferred income taxes	—	—	47	—	47
Other liabilities	1	7	48	—	56
Total liabilities	3,404	598	2,239	(2,189)	4,052
Total (deficit) equity	(1,148)	2,005	(160)	(1,845)	(1,148)
Total liabilities and (deficit) equity	$2,256	$2,603	$2,079	$(4,034)	$2,904

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,076	$1,827	$(505)	$2,398
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	757	1,480	(505)	1,732
Selling, general and administrative expense	31	185	157	—	373
Depreciation and amortization expense	—	69	102	—	171
Research and development expense	—	43	27	—	70
Restructuring and other costs	5	10	6	—	21
Operating (loss) income	(36)	12	55	—	31
Interest income	(5)	(164)	(4)	171	(2)
Interest expense	389	6	172	(171)	396
Other expense (income), net	1	—	(1)	—	—
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(421)	170	(112)	—	(363)
Income tax (benefit) expense	—	(15)	119	—	104
(Loss) income before (losses) earnings from unconsolidated entities	(421)	185	(231)	—	(467)
(Losses) earnings from unconsolidated entities, net of taxes	(43)	(228)	3	271	3
Net loss	$(464)	$(43)	$(228)	$271	$(464)
Comprehensive loss	$(442)	$(21)	$(258)	$279	$(442)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,002	$1,811	$(456)	$2,357
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	735	1,426	(456)	1,705
Selling, general and administrative expense	20	183	189	—	392
Depreciation and amortization expense	—	77	110	—	187
Research and development expense	—	46	23	—	69
Restructuring and other costs	6	31	6	—	43
Operating (loss) income	(26)	(70)	57	—	(39)
Interest income	—	(132)	(7)	138	(1)
Interest expense	237	34	145	(138)	278
Loss (gain) on extinguishment and exchange of debt	20	(5)	42	—	57
Other non-operating income, net	—	—	(11)	—	(11)
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(283)	33	(112)	—	(362)
Income tax (benefit) expense	—	(8)	16	—	8
(Loss) income before (losses) earnings from unconsolidated entities, net of taxes	(283)	41	(128)	—	(370)
(Losses) earnings from unconsolidated entities	(82)	(123)	5	205	5
Net loss	$(365)	$(82)	$(123)	$205	$(365)
Comprehensive loss	$(413)	$(130)	$(207)	$337	$(413)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,145	$2,023	$(531)	$2,637
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	808	1,521	(531)	1,798
Selling, general and administrative expense	—	178	211	—	389
Depreciation and amortization expense	—	79	118	—	197
Research and development expense	—	54	24	—	78
Restructuring and other costs	4	17	12	—	33
Operating (loss) income	(4)	9	137	—	142
Interest income	—	(103)	(8)	110	(1)
Interest expense	211	12	144	(110)	257
Gain on extinguishment of debt	(7)	—	—	—	(7)
Other non-operating (income) expense, net	(3)	1	2	—	—
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(205)	99	(1)	—	(107)
Income tax expense	—	—	27	—	27
(Loss) income before earnings (losses) from unconsolidated entities	(205)	99	(28)	—	(134)
Earnings (losses) from unconsolidated entities, net of taxes	64	(35)	(6)	(29)	(6)
Net (loss) income	(141)	64	(34)	(29)	(140)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net (loss) income attributable to Momentive Performance Materials Inc.	$(141)	$64	$(35)	$(29)	$(141)
Comprehensive (loss) income attributable to Momentive Performance Materials Inc.	$(130)	$75	$4	$(79)	$(130)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(135)	$62	$20	$(97)	$(150)
Cash flows used in investing activities:
Capital expenditures	—	(37)	(42)	—	(79)
Capitalized interest	—	(1)	(1)	—	(2)
Purchases of intangible assets	—	(3)	—	—	(3)
Change in restricted cash	—	—	(5)	—	(5)
Proceeds from sale of assets	—	1	—	—	1
Capital contribution to subsidiary	—	(16)	—	16	—
Return of capital from subsidiary from sales of accounts receivable	—	53	—	(53)	—
	—	(3)	(48)	(37)	(88)
Cash flows provided by financing activities:
Net short-term debt repayments	—	—	(2)	—	(2)
Borrowings of long-term debt	163	120	136	—	419
Repayments of long-term debt	(75)	(120)	(92)	—	(287)
Net intercompany loan (repayments) borrowings	(42)	36	6	—	—
Proceeds from capital contributions	102	—	16	(16)	102
Long-term debt financing fees	(12)	—	—	—	(12)
Common stock dividends paid	—	(97)	—	97	—
Return of capital to parent from sales of accounts receivable	—	—	(53)	53	—
	136	(61)	11	134	220
Increase (decrease) in cash and cash equivalents	1	(2)	(17)	—	(18)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Cash and cash equivalents (unrestricted), beginning of year	1	2	107	—	110
Cash and cash equivalents (unrestricted), end of year	$2	$—	$87	$—	$89

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(155)	$122	$34	$(96)	$(95)
Cash flows used in investing activities:
Capital expenditures	—	(45)	(62)	—	(107)
Purchases of intangible assets	—	(2)	—	—	(2)
Proceeds from sale of assets	—	—	7	—	7
Capital contribution to subsidiary	(740)	(155)	—	895	—
Return of capital from subsidiary from sales of accounts receivable	—	48	—	(48)	—
	(740)	(154)	(55)	847	(102)
Cash flows provided by (used in ) financing activities:
Net short-term debt borrowings	—	—	3	—	3
Borrowings of long-term debt	1,350	237	138	—	1,725
Repayments of long-term debt	(164)	(237)	(1,132)	—	(1,533)
Net intercompany loan (repayments) borrowings	(257)	(610)	867	—	—
Capital contribution from parent	—	740	155	(895)	—
Long-term debt financing fees	(30)	—	(3)	—	(33)
Payments of original issue discounts and tender premiums	(43)	—	(8)	—	(51)
Common stock dividends paid	—	(96)	—	96	—
Return of capital to parent from sales of accounts receivable	—	—	(48)	48	—
	856	34	(28)	(751)	111
(Decrease) increase in cash and cash equivalents	(39)	2	(49)	—	(86)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Cash and cash equivalents (unrestricted), beginning of year	40	—	159	—	199
Cash and cash equivalents (unrestricted), end of year	$1	$2	$107	$—	$110

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(60)	$187	$79	$(100)	$106
Cash flows used in investing activities:
Capital expenditures	—	(58)	(54)	—	(112)
Purchase of intangible assets	—	(2)	—	—	(2)
Capital contribution to subsidiary	—	(8)	—	8	—
Investment in unconsolidated affiliate	—	—	(6)	—	(6)
Return of capital from subsidiary from sales of accounts receivable	—	25	—	(25)	—
	—	(43)	(60)	(17)	(120)
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings	1	—	—	—	1
Borrowings of long-term debt	—	—	52	—	52
Repayments of long-term debt	(16)	—	(72)	—	(88)
Net intercompany loan borrowings (repayments)	93	(47)	(46)	—	—
Long-term debt financing fees	(5)	—	—	—	(5)
Capital contribution from parent	—	—	8	(8)	—
Common stock dividends paid	(1)	(97)	(3)	100	(1)
Return of capital to parent from sales of accounts receivable	—	—	(25)	25	—
	72	(144)	(86)	117	(41)
Increase (decrease) in cash and cash equivalents	12	—	(67)	—	(55)
Effect of exchange rate changes on cash	—	—	4	—	4
Cash and cash equivalents (unrestricted), beginning of year	28	—	222	—	250
Cash and cash equivalents (unrestricted), end of year	$40	$—	$159	$—	$199

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Performance Materials Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information as of December 31, 2013, 2012 and 2011 and for the years then ended set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and is projecting a liquidity position that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 11, 2014

Schedule II - Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (1)	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2013	$812	$162	$(2)	$972
Year ended December 31, 2012	$719	$94	$(1)	$812
Year ended December 31, 2011	$652	$77	$(10)	$719

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013.
Management's Annual Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992) (“COSO”). Based on our assessment, we have concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our 2013 financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting as of December 31, 2013, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control Over Financial Reporting” that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Set forth below are the names, ages and current positions of our executive officers and directors as of March 1, 2014. All of our executive officers are also executive officers of Momentive Specialty Chemicals Inc.

Name	Age	Title
Craig O. Morrison	58	Director, Chairman, President and Chief Executive Officer
William H. Carter	60	Director, Executive Vice President and Chief Financial Officer
Scott M. Kleinman	41	Director
David B. Sambur	33	Director
Julian Markby	62	Director
Lee C. Stewart	65	Director
Judith A. Sonnett	57	Executive Vice President, Human Resources
Douglas A. Johns	56	Executive Vice President, General Counsel and Secretary
Nathan E. Fisher	48	Executive Vice President, Procurement
Anthony B. Greene	54	Executive Vice President, Business Development and Strategy
Karen E. Koster	51	Executive Vice President, Environmental, Health & Safety
George F. Knight	57	Senior Vice President, Finance and Treasurer
Craig O. Morrison was elected President and Chief Executive Officer and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010. He also held the position of President of the Company's Silicones and Quartz division on an interim basis from February until May 2012. He also serves as President and Chief Executive Officer and a director of Momentive Specialty Chemicals Inc., having been elected to those positions effective March 25, 2002. Mr. Morrison was named Chairman of the Board of Directors of MSC on June 1, 2005. Prior to joining MSC, he served as President and General Manager of Alcan Packaging's Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management positions with General Electric's Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Environmental, Health and Safety and Executive Committees of the Board of Managers of Momentive Holdings. Mr. Morrison's position as President and Chief Executive Officer, his extensive management experience, and his skills in business leadership and strategy qualify him to serve on our Board of Directors.
William H. Carter was elected Executive Vice President and Chief Financial Officer and a director of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010. He also serves as Executive Vice President and Chief Financial Officer of Momentive Specialty Chemicals Inc., having been elected to those positions effective April 3, 1995, and as a director of MSC, having been elected to this position effective November 20, 2001. Mr. Carter was instrumental in the restructuring of MSC's holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary of MSC, BCP Management Inc., from January to June 2000, and a director and executive officer of WKI Holding Company, Inc. from 2001 to 2003. Additionally, he has served as a director of Elmer's Products, Inc., Borden Foods Corporation and AEP Industries, Inc. He currently serves as a director of M/I Homes, Inc. Prior to joining MSC in 1995, Mr. Carter was a partner, and the engagement partner for Borden Chemical, with Price Waterhouse LLP, which he joined in 1975. Mr. Carter's position as Executive Vice President and Chief Financial Officer, his extensive management experience, and his skills in financial leadership qualify him to serve on our Board of Directors.
Scott M. Kleinman was elected a director on February 12, 2014. Mr. Kleinman is the Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following companies affiliated with Apollo: Momentive Specialty Chemicals Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Inc., Verso Paper Holdings, LLC, Taminco Global Chemical Corporation and Tamico Acquisition Corp. Within the past five years, Mr. Kleinman was also a director of Noranda Aluminum Holding Corporation, Realogy Corporation and LyondellBasell Industries N.V. He is a member of the Audit Committee of the Board of Directors. He is also a member of the Executive, Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and Mr. Kleinman's position with Apollo and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of the Company.

David B. Sambur was elected a director on October 1, 2010. He is a Partner at Apollo, where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. He is also a director of Momentive Specialty Chemicals Inc., Momentive Performance Materials Holdings LLC, Verso Paper Corp., Verso Paper Inc., Verso Paper Holdings LLC, Caesars Entertainment Corporation, Caesars Acquisition Company and AP Gaming Holdco, Inc. (a parent of AGS Capital, LLC), all companies affiliated with Apollo. He serves on the Audit and Compensation Committees of the Board of Directors. He is also a member of the Audit and Compensation Committees of the Board of Managers of Momentive Performance Materials Holdings LLC. In light of our ownership structure and his extensive financial and business experience, we believe it is appropriate for Mr. Sambur to serve as a director of the Company.
Julian Markby was elected a Director on May 16, 2013. Mr. Markby has been an independent financial consultant and corporate director since 2005. Mr. Markby has been a member of the Board and the Audit Committee of Thiele Kaolin Company from April 2011 to present, serving as the Audit Committee Chair since May 1, 2013 and currently Chairs two other special committees. He has also been Chairman of the Board of SP Fiber Holdings, Inc. since December 2013 and has been a director and member of the Audit and Compensation Committees since September 2012. Mr. Markby is a past director and member of the Audit and Special Litigation Committees of NewPage Corporation from January 2011 to December 2012. Previously, Mr. Markby was an investment banker for over 25 years, most recently at Wasserstein Perella and Dresdner Kleinwort Wasserstein for over 8 years. He is a member of the Audit and Conflict Committees of the Board of Directors of the Company. Mr. Markby’s extensive finance and business experience qualifies him to serve on our Board of Directors.
Lee C. Stewart was elected a director on May 16, 2013. He has been an independent financial consultant since March 2001. He served as Executive Vice President and Chief Financial Officer of Foamex International, Inc., a manufacturer of polyurethane products, from March to May 2001. From 1996 to 2001, he was a Vice President of Union Carbide Corporation, a manufacturer of petrochemicals, where he was responsible for various Treasury and Finance functions. Prior to such time, Mr. Stewart was an investment banker for over 25 years, most recently with Bear Stearns & Co., Inc. for over 10 years. Mr. Stewart has served as a director of AEP Industries since 1996 where he is Chair of the Compensation Committee and a member of the Audit Committee. Since 2002, he has been a director of P.H. Glatfelter Company, a NYSE-Iisted company that is a global manufacturer of specialty papers and engineering products where he serves as Chair of the Compensation Committee and member of the Finance Committee. Since 2005, he has been a director of lTC Holdings Corp., a NYSE-Iisted company that is an electrical transmission company, where he is the Lead Director of the Board, and serves on the Audit and Finance Committee and the Operations Committee. He was a director of Marsulex, Inc., a Toronto Stock Exchange-listed company, from 2000 to June 2011, at which time the company was sold. He was Chair of the Compensation Committee and a member of the Audit Committee. He is a member of the Audit Committee and Chair of the Conflict Committee of the Board of Directors of the Company. Mr. Stewart’s chemicals manufacturing business experience, and his extensive experience as a director of public companies qualifies him to serve on our Board of Directors.
Judith A. Sonnett was elected Executive Vice President, Human Resources on October 1, 2010. She also serves as Executive Vice President - Human Resources of Momentive Specialty Chemicals Inc., having been elected to that position in September 2007. She has served in various HR leadership roles for MSC and its predecessors since November 1998. Prior to her election to her current position at MSC, Ms. Sonnett was Vice President, People and Organizational Development from November 2004 through September 2007, and prior to that, she held the title Vice President, Human Resources for Borden Chemical Inc. from November 1998 through November 2004. From 1995 to 1998 Ms. Sonnett worked in Human Resources for W.L. Gore and Associates.
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
Nathan E. Fisher was elected Executive Vice President, Procurement on October 1, 2010. He also serves as Executive Vice President of Momentive Specialty Chemicals Inc., having been elected to that position on June 1, 2005. Mr. Fisher joined MSC in March 2003 as Director of Strategic Sourcing and was promoted to Vice President, Global Sourcing in September 2004.
Anthony B. Greene was elected Executive Vice President, Business Development and Strategy on October 1, 2010. He also serves in that capacity for Momentive Specialty Chemicals Inc., having been elected to that position on October 1, 2010. Mr. Greene joined the Company upon its formation on December 4, 2006 as Global Financial Planning and Analysis Manager. He was appointed Global Business Development Leader in January 2010. Prior to December 2006, he served as Global Financial Planning and Analysis Manager for GE Advanced Materials since 2005. Mr. Greene joined GE in 1981 and has held numerous financial management roles in a wide variety of GE businesses in the U.S., Asia and Europe.
Karen E. Koster was elected Executive Vice President, Environmental, Health & Safety effective August 8, 2011. Ms. Koster also serves in that capacity for Momentive Specialty Chemicals Inc., having been elected to that position on the same date. Prior to joining the Company, Ms. Koster held various environmental services and legal management roles at Cytec Industries where, from August 2002, she served as Vice President, Safety, Health and Environment.
George F. Knight was elected Senior Vice President, Finance, and Treasurer of Momentive Performance Materials Inc. and Momentive Performance Materials Holdings LLC on October 1, 2010 and November 1, 2010, respectively. Mr. Knight also serves in that capacity for Momentive Specialty Chemicals Inc., having been elected Vice President, Finance and Treasurer in July 2002 and promoted to Senior Vice President on June 1, 2005. He joined the Company in 1997 as Director and then Vice President of Mergers and Acquisitions - Finance for Borden, Inc. From 1999-2001 he served as Vice President, Finance for Borden Foods Corporation.

Nominating Committee
As a controlled company, we have no Nominating Committee nor do we have written procedures by which stockholders may recommend nominees to our Board of Directors.
Audit Committee Financial Expert
Since we are not a listed issuer, there are no requirements that we have an independent Audit Committee. Our Audit Committee consists of Messrs. Kleinman, Sambur, Stewart and Markby, all of whom qualify as audit committee financial experts, as such term is defined in Item 407(d)(5) of Regulation S-K.
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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” in 2013. Our Named Executive Officers are: Craig O. Morrison, President and Chief Executive Officer (our “CEO”); William H. Carter, Executive Vice President and Chief Financial Officer (our “CFO”); Judith A. Sonnett, Executive Vice President, Human Resources; Douglas A. Johns, Executive Vice President and General Counsel; Nathan Fisher, Executive Vice President, Procurement; and John C. Dandolph, our former Executive Vice President and President, Silicones and Quartz Division.
Messrs. Morrison, Carter, Johns, Fisher and Ms. Sonnett provide services to the Company and Momentive Specialty Chemicals Inc. (“MSC”), which is another subsidiary of our parent company, Momentive Holdings, on a shared basis pursuant to the Shared Services Agreement between the Company and MSC, which is further described below. Messrs. Morrison, Carter, Fisher and Ms. Sonnett are employed by MSC, and accordingly participates in the compensation and benefits programs of MSC and Momentive Holdings. Mr. Johns is employed by us and accordingly participate in the compensation and benefits programs of MPM and Momentive Holdings. Mr. Dandolph was employed by us and provided services solely to the Company. He left the Company in August 2013.
Shared Services Agreement
In connection with the closing of the Momentive Combination in 2010, we entered into the Shared Services Agreement with MSC. Under this agreement, MSC provides to us, and we provide to MSC, a range of services on a shared basis -- including the services of certain executives and employees. In 2013, the fully burdened costs of the shared executives and other employees were allocated 57% to MSC and 43% to us. However, if 100% of any cost is demonstrably attributable to or for the benefit of either MSC or us, the entire amount of such cost is allocated to the company realizing such benefit. Fully burdened costs for shared employees include salary, bonus, cash grants under annual incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead. The costs are calculated in accordance with accounting policies and procedures approved, from time to time, by the parties.
Oversight of the Executive Compensation Program
Generally, the Compensation Committee of the Board of Directors of MPM (the “MPM Committee”) is responsible for establishing the compensation and benefits of the executive officers employed by MPM. Similarly, the Compensation Committee of the Board of Directors of MSC (the “MSC Committee”) is responsible for establishing the compensation and benefits of the executive officers employed by MSC. In 2013, the MPM Committee and the MSC Committee were comprised of the same individuals, and the committees followed similar compensation philosophies and objectives. References to the “Committee” mean the MPM Committee and/or the MSC Committee, as appropriate.
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of the Named Executive Officers. This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that incentives are not only aligned with the Company's strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities.
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

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our Named Executive Officers on our key strategic, financial and operational goals that will translate into long-term value creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our Named Executive Officers should include a mix of short-term, cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value creation for the business.

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

2013 Executive Compensation Highlights

•
In recent years, the Company has focused on (i) motivating our Named Executive Officers to deliver improved performance and (ii) retaining key talent during difficult business cycles. To accomplish these objectives, the Committee designed a long-term compensation program that provides value to our Named Executive Officers and other key associates upon achievement of performance goals and continued service. This long-term compensation program was also designed to complement our equity award program.

•
In March 2013, the Momentive Holdings Committee approved grants of performance-based restricted deferred units of Momentive Holdings and options to purchase units of Momentive Holdings under the 2011 Equity Plan to a select group of Company leaders, including our Named Executive Officers.

•
Where legal and business considerations permitted, we delayed the effective date of our annual merit base salary increases to July 2013 for all salaried associates globally, including for our Named Executive Officers, because earnings missed expectations in 2012. The Committee typically reviews the base salaries of our Named Executive Officers in the first quarter of each year. In July 2013, the Committee determined that measured increases to our Named Executive Officers' base salaries were merited in light of their achievements of specific company, divisional and individual goals.

•
We generally continued our executive compensation program in other respects. For example, we adopted an annual cash incentive plan for 2013, which was designed to reward our Named Executive Officers for delivering increased value to the organization against annual financial goals and other critical business objectives.

•
Apollo, as the Company's controlling shareholder, and its representatives continue to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our Named Executive Officers. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Evaluating Company and Individual Performance
In determining 2013 compensation, the Committee considered the following accomplishments of our Named Executive Officers in 2012:

•
Mr. Morrison, our President and Chief Executive: The Committee considered Mr. Morrison's strong leadership of the business during challenging business conditions, his drive for continuous process improvement, his focus on environmental and safety goals and his strong process orientation. During 2012, Mr. Morrison served as acting President - Silicones and Quartz Division. In addition, the Committee recognized the need for our CEO's base salary to be competitive with the general market.

•
Mr. Carter, our Executive Vice President and Chief Financial Officer: The Committee considered his leadership related to cash management and balance sheet restructuring in a challenging business environment. Additionally, the Committee recognized his impact on the substantial process improvements and cost reductions as a significant component of the implementation of the shared services organization.

•
Ms. Sonnett, our Executive Vice President, Human Resources: The Committee recognized her leadership in implementing core components of the global total rewards strategy, including a global compensation framework, harmonized U.S. medical and pension plans and an integrated employee performance management process.

•
Mr. Johns, our Executive Vice President and General Counsel: The Committee recognized his effective management of major legal cases during 2012, the continued development of his team and the legal function and his management of external legal resources in getting results.

•
Mr. Fisher, our Executive Vice President of Procurement: The Committee recognized his efforts in producing significant cost productivity and his effective vendor management during difficult business conditions. Additionally, Mr. Fisher was recognized for his accomplishments related to analysis of management of raw materials.

•
Mr. Dandolph, our former Executive Vice President and President - Silicones and Quartz Division: The Committee recognized Mr. Dandolph for his significant efforts in restructuring MPM on the basis of global product lines which resulted in not only more agile decision making but also a reduction in the cost structure.  Additionally, Mr. Dandolph drove strong EH&S results and quickly established a strong leadership presence in his new role as President - Silicones and Quartz Division.

Use of Compensation Data
In order to obtain a general understanding of current compensation practices when setting total compensation levels for our Named Executive Officers, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. The Committee uses third-party salary surveys, including Hewitt Executive Compensation and Towers Watson Executive Compensation surveys.

Components of Our Executive Compensation Program
The principal components of our executive compensation program are as follows:

Type	Components
Annual Cash Compensation	Base Salary
Annual Incentive Awards
Discretionary Awards
Long-Term Incentives	Equity Awards
Long-Term Cash Awards
Benefits	Health, Welfare and Retirement Benefits
Other	International Assignment Compensation
Change-in-Control and Severance Benefits

The following section describes each of these components in further detail.
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
The Committee reviews our Named Executive Officers' base salary levels (i) annually, in conjunction with the annual performance review conducted globally for non-bargained salaried employees, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Committee considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace. The Committee typically conducts its annual performance reviews of base salaries in the first quarter and determines whether any increases are merited based on the prior year's performance; however, the reviews for 2012 performance for many of our salaried non-bargained associates, including our Named Executive Officers, were deferred until July 2013 as a consequence of lower-than-expected earnings for the second half of 2012.
In July 2013, each of our Named Executive Officers received a merit increase in base salary in recognition of accomplishments in 2012 (described above under “Evaluating Company and Individual Performance”). The merit increase and any other adjustment for each Named Executive Officer is shown in the table below:

Name	2012 Base Salary	2013 Base Salary	2013 Increase
Mr. Morrison	$1,050,000	$1,102,500	5.00%
Mr. Carter	741,556	767,510	3.50%
Ms. Sonnett	416,000	434,720	4.50%
Mr. Johns	457,600	475,904	4.00%
Mr. Fisher	327,600	340,704	4.00%
Mr. Dandolph	400,000	425,000	6.25%
Annual Incentive Awards
Our annual incentive compensation plan is a short-term performance incentive designed to reward participants for delivering increased value to the organization against specific financial and other critical business objectives. Annual incentive compensation awards are targeted at a level that, when combined with base salaries and other components of our total rewards program, is intended to yield total annual compensation that is competitive in the external marketplace, while performance above the target is intended to yield total annual compensation above the market median.
The performance targets for the applicable components of the annual incentive compensation plan are identical for executives and other eligible, salaried employees. We strive to set annual incentive award targets that are achievable only through strong performance, believing this motivates our executives and other participants to deliver ongoing value creation, while allowing the Company to attract and retain highly talented senior executives. Annual incentive award targets are determined in connection with the development of an overall budget for Momentive Holdings and its subsidiaries. Performance measures may be based on a number of factors, such as our prior-year performance; current market trends; anticipated synergies; integration efforts around acquired assets or businesses; potential pricing actions; raw material projections; the realization of planned productivity initiatives; expansion plans; new product development; environmental, health and safety, and other strategic factors that could potentially impact operations.

The 2013 Annual Incentive Compensation Plan
In early 2013, the MPM Committee, MSC Committee and the Compensation Committee of the Board of Managers of Momentive Holdings (the “Momentive Holdings Committee”) approved the 2013 annual incentive compensation plan for employees of the Company, MSC and their subsidiaries, which we refer to as the “2013 ICP.” Under the 2013 ICP, our Named Executive Officers and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain performance targets.
The performance targets under the 2013 ICP for our Named Executive Officers with corporate roles (Messrs. Morrison, Carter, Johns, Fisher and Ms. Sonnett) were based 100% upon the results of our ultimate parent, Momentive Holdings, rather than on the results of the Company or MSC alone. This design recognizes the fact that most of our Named Executive Officers and many other Company associates have responsibilities for, or provide services to, both the Company and MSC under the Shared Services Agreement.
The performance targets under the 2013 ICP for our Named Executive Officer with divisional responsibilities (Mr. Dandolph) were based primarily upon the division's results. We believe that our Division President's incentive compensation must have a strong tie to the division's performance where he has the greatest impact and closest line of sight, and therefore 90% of Mr. Dandolph's performance target was tied to the division's results.
The performance targets were established based on the following performance measures:

Performance Measure	Description	2013 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash, certain other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
Segment EBITDA of Momentive Holdings in 2013 (“Momentive Segment EBITDA”) corresponds to the sum of “MPM Segment EBITDA” and “MSC Segment EBITDA” less certain Momentive Holdings expenses. MPM Segment EBITDA and MSC Segment EBITDA are defined herein and in MSC's Annual Report on Form 10-K for the year ended December 31, 2013 (the "MSC 2013 Annual Report"), respectively. See Item 7 of Part II of this Annual Report for a reconciliation of MPM Segment EBITDA to Net Income (loss); see Item 7 of Part II of the 2013 MSC Annual Report for a reconciliation of MSC Segment EBITDA to Net Income (loss).

The Momentive Segment EBITDA target for 2013 was set based upon factors impacting Momentive Holdings' operating subsidiaries, including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2013 ICP, the targeted Momentive Segment EBITDA was $770 million.

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
The cash flow targets were established as a result of budget projections. For the 2013 ICP, the targeted cash flow for Momentive Holdings was a net usage of cash equal to $255 million.
Environmental Health & Safety (“EH&S”)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all associates.

For the 2013 ICP, we established occupational illness and injury rate (“OIIR”) and environmental reportable incidences (“ERI”) goals as our EH&S targets, and set goals for Momentive Holdings and the Company’s divisions. OIIR is measured based on the number of reportable injuries or incidents per 200,000 work hours. The 2013 goal for Momentive Holdings represents approximately a 5% improvement from prior year actual statistics. The 2013 goal for ERI is intended to continue to drive focus and improvement in our ongoing commitment to the communities in which we operate. The 2012 goal for Momentive Holdings represents an approximate 5 - 10% improvement from the end of the prior year.

Each of the 2013 performance targets was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep associates focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.

Awards under the 2013 ICP were calculated as follows: Each participant was designated a target award under the 2013 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. Payout of the target award is based on the achievement of the performance targets described above, subject to a sliding scale and the relative weightings of the performance targets noted in the table below. Depending upon alignment, (i) achievement of Segment EBITDA ranging from 88% of target to 95% of target would be necessary in order for a participant to earn the minimum 30% of the allocated target award for the EBITDA component, and (ii) achievement of Segment EBITDA ranging from 110% of target to 128% of target would be necessary in order for a participant to earn the maximum 200% of his or her target award for the Segment EBITDA target. The payment range for achieving the performance targets for EH&S was 100% (target) and 200% (maximum) of the allocated target award for each EH&S component. The payment range for achieving the performance target for Cash Flow was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for the Cash Flow component. These achievement and payout metrics are similar to those in prior year plan designs, which the Committee has found effective in accomplishing the purpose of the plan.

The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2013 ICP awards granted to our Named Executive Officers. The 2013 ICP awards will be paid in April 2014 and the amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shown on page 106.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	Actual 2013 ICP Payout ($)
C. Morrison	100%	1,102,500	Momentive Segment EBITDA / 60%	0%	—
			EH&S Goals / 10%	100%	110,250
			Momentive Cash Flow / 30%	0%	—
W. Carter	80%	614,008	Momentive Segment EBITDA / 60%	0%	—
			EH&S Goals / 10%	100%	61,401
			Momentive Cash Flow / 30%	0%	—
J. Sonnett	70%	304,304	Momentive Segment EBITDA / 60%	0%	—
			EH&S Goals / 10%	100%	30,430
			Momentive Cash Flow / 30%	0%	—
D. Johns	70%	333,133	Momentive Segment EBITDA / 60%	0%	—
			EH&S Goals / 10%	100%	33,313
			Momentive Cash Flow / 30%	0%	—
N. Fisher	60%	204,422	Momentive Segment EBITDA / 60%	0%	—
			EH&S Goals / 10%	100%	20,442
			Momentive Cash Flow / 30%	0%	—
J. Dandolph	80%	340,000	Momentive Segment EBITDA / 10%	0%	—
			Division Segment EBITDA / 50%	30%	—
			EH&S Goals / 10%	0%	—
			Division Cash Flow / 30%	0%	—
Discretionary Awards
The CEO periodically uses discretionary awards to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee. No discretionary awards were made to our Named Executive Officers for services performed in 2013.
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value creation, and further aligning the interests of our executive officers with those of our shareholders. Our Named Executive Officers, as well as other members of the leadership team and other eligible associates, participate in equity plans sponsored by Momentive Holdings, MSC Holdings or MPM Holdings. Awards under these plans are factored into the executive compensation program established by the Committee.
Our long-term strategy includes the use of periodic grants, rather than on-going annual grants of equity. We believe that periodic grants provide an incentive toward a long-term projected value. Our equity awards contain time, performance and service vesting requirements. Awards that are conditioned on time and service vesting requirements function as a retention incentive, while awards that are conditioned on performance and service vesting requirements are linked to the attainment of specific long-term objectives.
The type of equity awards we have historically used are (i) options to purchase common units and (ii) restricted deferred units. Prior to the Momentive Combination, Messrs. Morrison, Carter and Fisher received awards under the 2004 Stock Incentive Plan (the “MSC 2004 Stock

Plan”) and the 2004 Deferred Compensation Plan (the “MSC 2004 DC Plan”) and Ms. Sonnett received an award under the 2007 Long-Term Incentive Plan (the “MSC 2007 Long-Term Plan”), which plans are administered by MSC Holdings or MSC. Prior to the Momentive Combination, Messrs. Johns and Dandolph received awards under the 2007 Long-Term Incentive Plan administered by MPM Holdings (the “MPM 2007 Plan”). At the time of the Momentive Combination, all outstanding equity awards that covered common units of MSC Holdings and shares of MPM Holdings were converted to cover units of Momentive Holdings. In February 2011, the Momentive Holdings Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and MSC (the “2011 Equity Plan”). Each of these equity plans are described in the “Narrative to Outstanding Equity Awards Table” and/or the “Narrative to the Nonqualified Deferred Compensation Table,” below.
2013 Equity Grants
In March 2013, the Momentive Holdings Committee approved grants of performance-based restricted deferred units of Momentive Holdings and options to purchase units of Momentive Holdings under the 2011 Equity Plan to a select group of Company leaders, including our Named Executive Officers. The amount of the award for each Named Executive Officer was customized based upon the current value of such Named Executive Officer’s existing equity holdings, the target amount of his or her 2012 LTIP award (defined below) and Momentive Holdings’ 2013-2016 business plan. The choice to provide a long-term incentive in the form of equity in 2013 was based on consideration of the overall mix of long-term cash and equity incentives.
The 2013 grants to Named Executive Officers are subject to time-based or performance-based vesting requirements. The time-based awards require continued service, while the performance-based awards vest upon both the achievement of certain unit prices following certain corporate transactions involving Momentive Holdings and continued service, which we believe encourages the attainment of specific long-term financial objectives. The material terms of the grants made to our Named Executive Officers in 2013 are further described in the Narrative to the Grants of Plan-Based Awards Table.
Long-Term Cash Awards
The Committee may, from time to time, approve long-term cash awards or plans for our key associates, including our Named Executive Officers. These awards are designed to pay over extended performance periods, subject to the achievement of specified, measurable performance goals, and are further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards which are not yet liquid.
Our Named Executive Officers currently participate in the Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan (the “2012 LTIP”). Awards under the 2012 LTIP are based on a percentage of base salary and are subject to time and service requirements, as well as the achievement of key performance objectives supporting the long-term health of the business. Under the 2012 LTIP, 50% of a grantee’s target award will be paid in April 2015 if the grantee is still actively employed at that time, or upon a Complete Change in Control (as defined in the 2011 Equity Plan) prior to April 1, 2015. Payment of the remaining 50% of the target award, which is payable in 25% increments, is conditioned upon the achievement by Momentive Holdings of certain annual EBITDA targets as well as continued employment through the applicable payment date. These amounts will be paid, if earned, no earlier than the first quarter of 2016. The measurement period for the achievement of the annual EBITDA targets begins January 1, 2013 and runs through fiscal year-end 2020. As of December 31, 2013, the EBITDA targets had not yet been achieved. The 2012 LTIP will terminate if the EBITDA targets have not been achieved by fiscal year-end 2020. No new long-term cash awards or plans were adopted in 2013.
3. Benefits
The Company provides a comprehensive group of benefits to eligible associates, including our Named Executive Officers. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for associates and their covered dependents.
Each of our Named Executive Officers participates in qualified defined benefit and defined contribution retirement plans on substantially the same terms as other participating employees of MPM and MSC, as applicable. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, in January 2013,  MPM adopted a defined contribution Supplemental Executive Retirement Plan, a non-qualified plan, to provide these associates, including our Named Executive Officers, with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our Named Executive Officers are eligible to participate in the non-qualified plans on the same basis as our other highly compensated salaried associates.

Our savings plan, a defined contribution plan (the “MPM 401(k) Plan”), covers our U.S. employees. This plan allows eligible employees to make pre-tax contributions from 1% to 15% of eligible earnings for highly-compensated employees and 30% for all other employees up to the federal limits for qualified plans. Those employees are also eligible to receive matching contributions from the Company equal to 100% on contributions of up to 5% of eligible earnings. All other employees are eligible to receive matching contributions from the Company of 50% of contributions of up to either 7% or 8%, depending on the date of hire. In addition, the Company makes an annual retirement contribution ranging from 3% to 7% of eligible compensation, depending on years of benefit service, to eligible associates actively employed on the last day of the year. An additional company contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year. Messrs. Morrison, Carter, Fisher and Ms. Sonnett participate in MSC's defined contribution plan (the "MSC 401(k) Plan"), which provides substantially the same benefits as those the Company provides to its U.S. salaried exempt employees.
There were no significant changes to the Company's benefit plans in 2013 that would impact our Named Executive Officers. There is a description of these plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.

4. Other
International Assignment Compensation
The Company may provide certain additional benefits to an executive officer if he or she is on an international assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home country. For example, the Company may provide a disturbance allowance, family travel and housing allowances, tax equalization payments, and reimbursements or payments for relocation to the executive officer's home country. We believe that, as a growing global company, it is necessary to offer this compensation to encourage key employees and executives to temporarily relocate for strategic business reasons. Although none of our Named Executive Officers received international assignment compensation in fiscal year 2013, we have provided such compensation to Named Executive Officers in the past and may do so in the future.
Change-in-Control and Severance Benefits
Our Named Executive Officers are generally entitled to change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our Named Executive Officers are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment, below.
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

Scott M. Kleinman (Chairman)
David B. Sambur
 __________________________________________

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

Summary Compensation Table - Fiscal 2013
The following table provides information about the compensation for the years ended December 31, 2013, 2012 and 2011 for our Chief Executive Officer, Chief Financial Officer and our three next most highly compensated executive officers as of December 31, 2013 and one former executive officer who resigned from the Company in August 2013 but who would have been among the three next most highly compensated executive officers if he had remained an executive officer of the Company at December 31, 2013. We collectively refer to such individuals as our Named Executive Officers. The compensation for those Named Executive Officers who provide services to us and MSC on a shared basis is shown regardless of the source of compensation or the cost allocations of any compensation amounts under the Shared Services Agreement.
SUMMARY COMPENSATION TABLE - FISCAL 2013

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f) (1)	Non-Equity Incentive Plan Compensation ($) (g) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (3)	All Other Compensation ($) (i) (4)	Total ($) (j)
Craig O. Morrison President and Chief Executive Officer	2013	1,075,240	—	805,245	350,304	110,250	—	98,677	2,439,716
	2012	1,024,039	—	—	72,364	280,035	69,981	56,563	1,502,982
	2011	986,538	—	911,687	1,311,610	106,000	23,721	119,818	3,459,374

William H. Carter Executive Vice President and Chief Financial Officer	2013	754,034	—	740,036	321,937	61,401	—	76,576	1,953,984
	2012	726,747	—	—	57,890	158,218	92,415	39,410	1,074,680
	2011	705,651	—	729,352	1,049,288	60,465	28,301	72,166	2,645,223

Judith S. Sonnett Executive Vice President, Human Resources	2013	425,000	—	379,916	165,274	30,430	—	59,062	1,059,682
	2012	407,692	—	—	720	66,568	31,800	31,712	538,492
	2011	400,000	—	721,636	1,038,192	25,440	11,283	46,650	2,243,201

Douglas A. Johns Executive Vice President and General Counsel	2013	466,400	—	271,908	118,287	33,313	—	46,466	936,374
	2012	445,661	—	—	—	73,225	195,968	25,664	740,518
	2011	418,658	—	189,806	273,067	22,260	322,615	15,686	1,242,092

Nathan E. Fisher Executive Vice President, Procurement	2013	333,900	—	253,334	110,208	20,442	—	41,347	759,231
	2012	321,058	—	—	—	43,685	16,975	26,273	407,991
	2011	315,000	—	372,556	535,980	16,695	5,337	33,692	1,279,260

John C. Dandolph * Executive Vice President and President, Silicones and Quartz Division	2013	266,539	—	326,711	142,128	—	—	119,310	854,688
	2012	371,343	100,000	—	—	68,750	97,074	136,759	773,926
	2011	295,000	—	63,551	91,429	—	88,716	363,146	901,842
_________________________________________

*	Mr. Dandolph resigned from the Company in August 2013.

(1)
The amounts shown in column (f) for 2013 reflect the grant date fair value of stock-based awards granted under the 2011 Equity Plan as computed in accordance with ASC Topic 718. The grant date fair value of restricted deferred units of Momentive Holdings with performance conditions assume the probable outcome of such performance conditions. For discussion of the assumptions used in computing the fair value of stock-based awards, refer to footnote 9 to the audited financial statements included in Item II of this report. The terms of the awards granted under the 2011 Equity Plan and related performance conditions are described in the Narrative to the Grants of Plan Based Awards Table below.

(2)
The amounts shown in column (g) for 2013 reflect the amounts earned under the 2013 ICP, our annual incentive compensation plan, based on performance achieved for 2013. The material terms of the 2013 ICP are described in the Compensation Discussion & Analysis above. The 2013 ICP awards will be paid in April 2014.

(3)
The amounts shown in column (h) reflect no actuarial increase in the present value of benefits under the MPM U.S. Pension Plan and MPM Supplemental Plan for Mr. Johns and no actuarial increase in the present value of benefits under the MPM U.S. Pension Plan and the forfeited value of the unvested MPM Supplemental Plan for Mr. Dandolph, and under the MSC U.S. Pension Plan and MSC Supplemental Plan for Messrs. Morrison, Carter, Fisher and Ms. Sonnett. In 2013, there was a decrease in the actuarial present value of benefits under the MSC U.S. Pension Plan and MSC Supplemental Plan for all Named Executive Officers due to an increase in the discount rate assumptions used to calculate the actuarial value of benefits under those plans. The amount of the decrease for Mr. Morrison was $18,177 for the MSC U.S. Pension Plan and $73,174 for the MSC Supplemental Plan. The amount of the decrease for Mr. Carter was $31,938 for the MSC U.S. Pension Plan and $86,986 for the MSC Supplemental Plan. The amount of the decrease for Ms. Sonnett was $25,551 for the MSC U.S. Pension Plan and $15,077 for the MSC Supplemental Plan. The amount of the decrease for Mr. Johns was $15,105 for the MPM U.S. Pension Plan and $70,271 for the MPM Supplemental Plan. The amount of the decrease for Mr. Fisher was $17,544 for the MSC U.S. Pension Plan and $5,269 for the MSC Supplemental Plan. The amount of the decrease for Mr. Dandolph was $18,371 for the MPM U.S. Pension Plan. The MPM Supplemental Plan was not applicable to Mr. Dandolph because he forfeited the benefit under that plan as a result of his resignation prior to vesting. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations. There were no above-market earnings on nonqualified deferred compensation plans for our Named Executive Officers for 2013.

(4)
The amount shown for 2013 in column (i) for Mr. Morrison includes an accrued future contribution of $55,014 to the MSC Supplemental Executive Retirement Plan (“SERP”) and an accrued future annual retirement contribution to his 401(k) Plan account of $10,200. In addition, the amount includes perquisite payments made by the Company to Mr. Morrison totaling $19,594 which relate to taxes owed by Mr. Morrison but paid by the Company. For Mr. Carter, the amount shown for 2013 in column (i) includes an accrued future contribution of $32,863 to the MSC SERP and an accrued future annual retirement contribution to his 401(k) Plan account of $12,750. In addition, the amount includes perquisite payments made by the Company to Mr. Carter totaling $15,863 which relate to taxes owed by Mr. Carter but paid by the Company. For Ms. Sonnett the amount shown for 2013 in column (i) includes a $12,750 company matching contributions to her 401(k) Plan account, an accrued future contribution of $11,828 to the MSC SERP and an accrued future annual retirement contribution to her 401(k) Plan account of $12,750. In addition, the amount includes perquisite payments made by the Company to Ms. Sonnett totaling $15,552 which includes $15,510 of taxes owed by Ms. Sonnett but paid by the Company. For Mr. Johns the amount shown for 2013 in column (i) includes an accrued future company contribution of $14,231 to the MPM Supplemental Executive Retirement Plan (“SERP”) and an accrued future company annual retirement contribution to our 401(k) Plan of $15,300. For Mr. Fisher the amount shown for 2013 in column (i) includes a $12,750 MSC matching contribution to his MSC 401(k) Plan account, an accrued future MSC contribution of $6,129 to the MSC SERP and an accrued future MSC annual retirement contribution to the MSC 401(k) Plan of $10,200. The amount shown for 2013 in column (i) for Mr. Dandolph includes $12,750 of company matching contributions to his 401(k) Plan account, $17,300 of vacation pay paid upon his resignation and $84,912 in perquisite payments, which includes $9,730 of legal fees paid by the Company related to Mr. Dandolph’s wife’s relocation to the U.S., $21,323 related to relocation expenses and $53,359 of U.S. and Chinese taxes owed by Mr. Dandolph but paid by the Company.

Grants of Plan-Based Awards – Fiscal 2013
The following table presents information about grants of awards during the year ended December 31, 2013 under our 2013 ICP and 2011 Equity Plan.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Pay-outs Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units(#)(i)	All Other Option Awards: Number of Securities Under-lying Options (#)(j)	Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (g)
Craig O. Morrison
2013 ICP	—	55,125	1,102,500	2,205,000	—	—	—	—	—
2011 Equity Plan:
Options	3/8/2013	—	—	—	—	—	778,454	1.42	350,304
RDUs	3/8/2013	—	—	—	614,691	—	—	—	805,245
William H. Carter
2013 ICP	—	30,700	614,008	1,228,017	—	—	—	—	—
2011 Equity Plan:
Options	3/8/2013	—	—	—	—	—	715,415	1.42	321,937
RDUs	3/8/2013	—	—	—	564,913	—	—	—	740,036
Judith A. Sonnett
2013 ICP	—	15,215	304,304	608,608	—	—	—	—	—
2011 Equity Plan:
Options	3/8/2013	—	—	—	—	—	367,276	1.42	165,274
RDUs	3/8/2013	—	—	—	290,012	—	—	—	379,916
Douglas A. Johns
2013 ICP	—	16,657	333,133	666,266	—	—	—	—	—
2011 Equity Plan:					—	—	—	—	—
Options	3/8/2013	—	—	—	—	—	262,861	1.42	118,287
RDUs	3/8/2013	—	—	—	207,563	—	—	—	271,908
Nathan E. Fisher
2013 ICP	—	10,221	204,422	408,845	—	—	—	—	—
2011 Equity Plan:
Options	3/8/2013	—	—	—	—	—	244,906	1.42	110,208
RDUs	3/8/2013	—	—	—	193,385	—	—	—	253,334
John C. Dandolph
2011 Equity Plan:					—	—	—	—	—
Options	3/8/2013	—	—	—	—	—	315,841	1.42	142,128
RDUs	3/8/2013	—	—	—	249,398	—	—	—	326,711

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements

The Company or MSC has employment agreements or employment letters with certain of our Named Executive Officers, which provide for their terms of compensation and benefits, severance, and certain restrictive covenants. Further details regarding the severance and restrictive covenant provisions are described below under “Potential Payments upon a Termination or Change in Control.”

2013 Annual Incentive Compensation Plan (2013 ICP)

Information on the 2013 ICP targets, performance components, weightings, and payouts for each of our Named Executive Officers can be found in the Compensation Discussion and Analysis section of this Report.
Unit Options and Restricted Deferred Units Granted under the 2011 Equity Plan
On March 8, 2013, our Named Executive Officers received awards of performance-based restricted deferred units (“RDUs”) of Momentive Holdings and options to purchase units of Momentive Holdings under the 2011 Equity Plan. Such awards are shown in the table above. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings.
The unit options vest and become exercisable in four equal annual installments on December 31 of each year from 2013 to 2016. However, in the event of certain change-in-control transactions, the remaining unvested unit options vest six months following the date of such a transaction.
The RDUs vest on the earlier to occur of i) one year from the date that the common unit value is at least $3.50 following certain corporate transactions and ii) the six-month anniversary of the date that the common unit value is at least $3.50 following certain change-in-control transactions.
The vesting terms of the unit options and RDUs described above are each conditioned on the Named Executive Officer’s continued employment through the vesting dates specified above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The unit options and RDUs contain restrictions on transferability and other customary terms and conditions.
Outstanding Equity Awards at Fiscal 2013 Year-End
The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our Named Executive Officers at December 31, 2013. The securities underlying the awards are common units of Momentive Holdings and were granted under the MSC 2004 Stock Plan, the MSC 2007 Long-Term Plan, the MPM 2007 Plan and the 2011 Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of these plans and the vesting conditions applicable to the awards.

OUTSTANDING EQUITY AWARDS TABLE - 2013 FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j) (1)
Craig O. Morrison
MSC 2004 Stock Plan:
Tranche A Options	301,514	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	301,514	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	217,875	72,626	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	145,250	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	24,208	29,292	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	48,417	58,585
Tranche C RDUs [4]	—	—	—	—	—	—	—	48,417	58,585
2013 Grant:
Unit Options [6]	194,613	583,841	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	614,691	743,776
William H. Carter
MSC 2004 Stock Plan:
Tranche A Options	241,211	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	241,211	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	174,300	58,101	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	116,200	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	19,367	23,434	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	38,733	46,867
Tranche C RDUs [4]	—	—	—	—	—	—	—	38,733	46,867
2013 Grant:
Unit Options [6]	178,853	536,562	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	564,913	683,545
Judith A. Sonnett
MSC 2007 Long-Term Plan Options [10]	—	—	18,000	10.81	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	172,458	57,486	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	114,971	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	19,161	23,185	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	38,324	46,372
Tranche C RDUs [4]	—	—	—	—	—	—	—	38,324	46,372
2013 Grant:
Unit Options [6]	91,819	275,457	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	290,012	350,915

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j) (1)
Douglas A. Johns
MPM 2007 Plan:
Tranche A Options	89,979	—	—	2.59	3/30/2017	—	—	—	—
Tranche B Options [8]	—	—	89,941	2.59	3/30/2017	—	—	—	—
Tranche C Options [9]	—	—	89,941	2.59	3/30/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	45,360	15,120	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	30,240	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	30,240	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	5,040	6,098	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	10,080	12,197
Tranche C RDUs [4]	—	—	—	—	—	—	—	10,080	12,197
2013 Grant:
Unit Options [6]	65,715	197,146	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	207,563	251,151
Nathan E. Fisher
MSC 2004 Stock Plan:
Tranche A Options	46,929	—	—	6.22	12/31/2017	—	—	—	—
Tranche B Options	46,929	—	—	6.22	12/31/2017	—	—	—	—
2011 Equity Plan:
2011 Grant:
Tranche A Options [2]	89,032	29,678	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	59,356	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	59,356	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	9,893	11,971	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	19,785	23,940
Tranche C RDUs [4]	—	—	—	—	—	—	—	19,785	23,940
2013 Grant:
Unit Options [6]	61,226	183,680	—	1.42	3/8/2023	—	—	—	—
RDUs [7]	—	—	—	—	—	—	—	193,385	233,996
John C. Dandolph
2011 Equity Plan:						—	—	—	—
2011 Grant:
Tranche A Options [2]	—	—	—	4.85	2/23/2021	—	—	—	—
Tranche B Options [3]	—	—	—	4.85	2/23/2021	—	—	—	—
Tranche C Options [4]	—	—	—	4.85	2/23/2021	—	—	—	—
Tranche A RDUs [5]	—	—	—	—	—	—	—	—	—
Tranche B RDUs [3]	—	—	—	—	—	—	—	—	—
Tranche C RDUs [4]	—	—	—	—	—	—	—	—	—

_________________

(1)
Because equity interests in our ultimate parent, Momentive Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (h) and (j) are based on the value of a unit of Momentive Holdings as of December 31, 2013, as determined by Momentive Holdings Board of Managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, a value of a unit in Momentive Holdings does not necessarily equal the value of a share of the Company’s common stock.

(2)
This award vests in four equal annual installments on each December 31, beginning in 2011. The amount shown in column (b) is the vested amount at December 31, 2013. The amount shown in column (c) will vest ratably on December 31, 2014, subject to accelerated vesting six months following certain change-in-control transactions.

(3)
This award vests on the earlier to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions.

(4)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions.

(5)
This award vests in four equal annual installments on each December 31 of 2011 through 2014. Vested RDUs are shown in the Non-qualified Deferred Compensation Table because delivery is deferred until no later than 60 days after January 1, 2015, pursuant to the terms of the award agreement. The amount shown in column (g) will vest ratably on December 31, 2014, subject to accelerated vesting six months following certain change-in-control transactions.

(6)
This award vests in four equal annual installments on each December 31 of 2013 through 2016. The amount shown in column (b) is the vested amount at December 31, 2013. The amount shown in column (c) will vest ratably on December 31, 2014, December 31, 2015 and December 31, 2016, subject to accelerated vesting six months following certain change-in-control transactions.

(7)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $3.50 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $3.50 following certain change-in-control transactions.

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

(10)	This award vests in percentages, depending upon the internal rate of return realized by Apollo on its original investment in MSC Holdings following the occurrence of certain corporate transactions.

Narrative to Outstanding Equity Awards Table
2011 Equity Plan
2013 Grant
In March 2013, all of our Named Executive Officers were granted restricted deferred units and unit options under the 2011 Equity Plan, a portion of which vested on December 31, 2013. For a description of these grants and the terms of the plan, see the Grants of Plan Based Awards - Fiscal 2013 Table and Narrative above.
2011 Grant
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units (RDUs) and unit options in Momentive Holdings under the 2011 Equity Plan. Such awards are shown in the table above. The RDUs are non-voting units of measurement that are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs and options granted in 2011, approximately 50% are “Tranche A RDUs” and options with time-based vesting (subject to acceleration in the event of certain change-in-control transactions) and approximately 50% are “Tranche B and C RDUs” and options with performance-based vesting.
For our Named Executive Officers, the Tranche A RDUs and options vest and become exercisable in four equal annual installments on December 31 of each year from 2011 to 2014. However, in the event of certain change-in-control transactions, the remaining unvested Tranche A RDUs and options vest six months following the date of such transaction. The Tranche A RDUs that vested on December 31, 2011 and December 31, 2012 were delivered on February 28, 2013. With respect to the Tranche A RDUs that vested on December 31, 2013 and will vest on December 31, 2014, such units will be delivered within 60 days of January 1, 2015.
With respect to the performance-vesting RDUs and options, 50% are designated Tranche B and 50% are designated Tranche C. The Tranche B RDUs and options vest on the earlier to occur of (i) the two-year anniversary of the date that the common unit value is at least $10 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $10 following certain change-in-control transactions. The Tranche C RDUs and options vest on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $15 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $15 following certain change-in-control transactions. The vesting terms of the RDUs and options described above in each case are conditioned on the executive's continued employment through the vesting dates mentioned above, subject to certain exceptions. With respect to any RDUs that vest as a result of a corporate or change-in-control transaction, such RDUs will be delivered promptly following the vesting date, or a cash payment will be delivered in settlement thereof, depending on the type of transaction. The RDUs and unit options contain restrictions on transferability and other customary terms and conditions. For information on the vested awards, see the Narrative to the Nonqualified Deferred Compensation Table.
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
MPM 2007 Plan
The outstanding options held by Messrs. Johns and Dandolph under the MPM 2007 Plan originally covered the equity securities of MPM Holdings and were subsequently converted into awards covering equity securities of Momentive Holdings, pursuant to the terms of the Combination Agreement. The Tranche A options under the MPM 2007 Plan reported in the table above time-vested over four or five years. The unvested Tranche B and C options vest on the earlier of (i) the date that Apollo realizes an internal rate of return of at least 20% and 25%, respectively, on its original investment in MPM Holdings and (ii) the date that Apollo achieves a minimum cash-on-cash return of 1.75 and 2.25, respectively, on its original investment in MPM Holdings. Vesting of the above awards is conditioned on the executive’s continued employment through the applicable vesting dates.
MSC 2004 Stock Incentive Plan
Messrs. Morrison and Carter were granted options under the MSC 2004 Stock Incentive Plan (the “MSC 2004 Stock Plan”), which originally covered the equity securities of Hexion LLC, now known as MSC Holdings. These options were subsequently converted into options to purchase common units of Momentive Holdings, pursuant to the terms of the Combination Agreement. The “Tranche A” options under the MSC 2004 Stock Plan reported in the table above vested over five years and were fully vested as of December 31, 2011. The “Tranche B” options under the MSC 2004 Stock Plan reported in the table vested as of August 12, 2014, the eighth anniversary of the grant date.
In addition to the RDUs and options shown above, Messrs. Morrison and Carter have deferred compensation held in the form of fully-vested deferred stock units in Momentive Holdings: Mr. Morrison holds 241,211 of such units and Mr. Carter holds 192,969 of such units. These deferred stock units will be distributed upon termination of employment or retirement, and are shown in the Nonqualified Deferred Compensation Table. For information on the deferred stock units, see the Narrative to the Nonqualified Deferred Compensation Table.

Option Exercises and Stock Vested – Fiscal 2013
The following table presents information on vesting of certain awards of common units of Momentive Holdings during the year ended December 31, 2013.
OPTION EXERCISES AND STOCK VESTED TABLE - FISCAL 2013

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#) (d) (1)	Value Realized on Vesting ($) (e) (2)
Craig O. Morrison
2011 Equity Plan Tranche A RDUs	—	—	24,208	29,292
William H. Carter
2011 Equity Plan Tranche A RDUs	—	—	19,367	23,434
Judith A. Sonnett
2011 Equity Plan Tranche A RDUs	—	—	19,161	23,185
Douglas A. Johns
2011 Equity Plan Tranche A RDUs	—	—	5,040	6,098
Nathan E. Fisher
2011 Equity Plan Tranche A RDUs	—	—	9,892	11,969
John C. Dandolph
2011 Equity Plan Tranche A RDUs	—	—	—	—
_________________

(1)
The amount shown in column (d) for this award represents the number of restricted deferred units that vested on December 31, 2013. Delivery of these restricted units will occur within 60 days of January 1, 2015.

(2)
The amount shown in column (e) is based upon the value of a unit of Momentive Holdings on the vesting date as determined by the Momentive Holdings’ Board of Managers for management equity transaction purposes.

Pension Benefits – Fiscal 2013
The following table presents information regarding the benefits payable to each of our Named Executive Officers at, following, or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of MPM and MSC as of December 31, 2013. The table does not provide information regarding the defined contribution plans of MPM or MSC. The amounts shown in the table for each participant represent the present value of the annuitized benefit and does not represent the actual cash balance of a participant’s account. Because the MSC U.S. Pension Plan and the MSC Supplemental Plan were frozen prior to the Momentive Combination and the benefits under such plans arise solely from services provided to MSC, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement.

PENSION BENEFITS TABLE - FISCAL 2013

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(1)	Present Value of Accumulated Benefit ($) (d)(2)	Payments During Last Fiscal Year ($) (e)
Craig O. Morrison	MSC U.S. Pension Plan	7.27	100,054	—
	MSC Supplemental Plan	6.78	402,781	—
William H. Carter	MSC U.S. Pension Plan	14.25	194,328	—
	MSC Supplemental Plan	13.76	529,267	—
Judith A. Sonnett	MSC U.S. Pension Plan	10.67	135,351	—
	MSC Supplemental Plan	10.17	79,867	—
Douglas A. Johns	MPM U.S. Pension Plan	5.59	178,000	—
	MPM Supplemental Plan	4.92	819,549	—
Nathan E. Fisher	MSC U.S. Pension Plan	6.33	73,818	—
	MSC Supplemental Plan	5.84	22,169	—
John C. Dandolph	MPM U.S. Pension Plan	5.59	58,570	—
	MPM Supplemental Plan	4.92	—	—
_________________

(1)
The number of years of credit service set forth in column (c) reflects benefit service years which are used to determine benefit accrual under the applicable plan, and do not necessarily reflect the Named Executive Officer's years of vested service.

(2)
The accumulated benefit for the MPM U.S. Pension Plan is based on service and earnings (base salary and bonus, as described below) that are considered for the period from January 29, 2007 to August 31, 2012. The present value of accumulated benefits under the MPM Supplemental Plan for Mr. Johns plans has been calculated assuming (i) Mr. Johns will remain in service with us until the age at which retirement could occur without any reduction in benefits under the MPM Supplemental Pension Plan (age 60) and (ii) that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 12 to our Consolidated Financial Statements. As described in such note, the discount rate is 5.1% for the MPM U.S. Pension Plan and 5.05% for the MPM Supplemental Plan. If the assumed retirement age were changed to age 65, the normal retirement age on or after April 1, 2008 for exempt employees as defined in the plans, the present value for the MPM U.S. Pension Plan and MPM Supplemental Plan would instead be $158,927 and $580,100 for Mr. Johns. The post-retirement mortality assumption is based on the 2013 static mortality tables as defined in the Pension Protection Act of 2006. Mr. Dandolph forfeited his unvested MPM Supplemental Pension Plan benefit when he resigned his position in 2013. The value of Mr. Dandolph’s MPM Pension Plan is based on retirement at normal retirement age under the Plan, age 65.

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
Under both the MSC U.S. Pension Plan and MSC Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but excluded any long-term incentive awards. Historically, the accrued benefits earned interest credits based on one-year Treasury bill rates until the participant begins to receive benefit payments. Effective January 1, 2012, the plans were amended to provide a minimum interest crediting rate of 300 basis points. The interest rate determined under the plan for fiscal 2013 was 3%. Participants vest after the completion of three years of service.
The net present value of the MSC pension benefits was determined based on a discount rate of 4.45% and the RP-2000 mortality tables for combined active and healthy annuitants projected to 2020.

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
For a discussion of the assumptions applied in calculating the present value of benefits reported in the table above for Messrs. Johns and Dandolph, please see Note 12 to the Consolidated Financial Statements included in Part II of Item 8 herein.
Nonqualified Deferred Compensation – Fiscal 2013
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

NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2013

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig O. Morrison
MSC Supplemental Plan	—	—	13,607	—	904,112
MSC SERP [1]	—	44,002	2,079	—	155,070
MSC 2004 DC Plan [2]	—	—	(50,654)	—	291,866
2011 Equity Plan Tranche A RDUs [3]	—	29,292	(10,168)	—	87,876
William H. Carter
MSC Supplemental Plan	—	—	26,066	—	1,731,899
MSC SERP [1]	—	26,861	1,180	—	88,748
MSC 2004 DC Plan [2]	—	—	(40,523)	—	233,493
2011 Equity Plan Tranche A RDUs [3]	—	23,434	(8,134)	—	70,302
Judith A. Sonnett
MSC Supplemental Plan	—	—	1,219	—	80,993
MSC SERP [1]	—	9,157	467	—	34,548
2007 Long-Term Plan RSUs [4]	—	—	(1,260)	—	7,260
2011 Equity Plan Tranche A RDUs [3]	—	23,185	(8,048)	—	69,557
Douglas A. Johns
MPM SERP	—	9,783	92	—	9,875
2011 Equity Plan Tranche A RDUs [3]	—	6,098	(2,117)	—	18,296
Nathan E. Fisher
MSC Supplemental Plan	—	—	382	—	25,366
MSC SERP [1]	—	4,388	259	—	18,924
MSC 2004 DC Plan [2]	—	—	(7,884)	—	45,427
2011 Equity Plan Tranche A RDUs [3]	—	11,969	(4,155)	—	35,910
John C. Dandolph
MPM SERP	—	6,067	57	—	6,124
2011 Equity Plan Tranche A RDUs [3]	—	—	—	—	—
_________________

(1)
The amount shown in column (c) for the MSC SERP is included in the All Other Compensation column of the Summary Compensation Table for 2012. These amounts were earned in 2012 and credited to the accounts by MSC in 2013.

(2)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2013, as determined by Momentive Holdings’ Board of Managers for management equity purposes. In the Summary Compensation Table in the MSC Annual Report on Form 10-K for the fiscal year ended December 31, 2004, MSC reported the amount of a bonus for Mr. Carter and restricted stock payments for Mr. Morrison, a portion of which were deferred in the form of stock units.

(3)
The amount shown in column (c) reflects the value of restricted deferred units that vested during the fiscal year but, pursuant to the terms of the award agreement, delivery is deferred until early 2015. The value of these restricted deferred units is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2013, as determined by Momentive Holdings’ Board of Managers for management equity purposes. The grant date fair value of these units is included in the 2011 “Stock Awards” column of the Summary Compensation Table. The grant date fair value was reported in our Summary Compensation Table for 2011 as compensation. The number of vested restricted deferred units held by our Named Executive Officers is as follows: Mr. Morrison, 72,625; Mr. Carter, 58,101; Ms. Sonnett, 57,485; Mr. Johns, 15,120; Mr. Fisher 29,678 and Mr. Dandolph, 0.

(4)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Momentive Holdings on December 31, 2013, as determined by Momentive Holdings' Board of Managers for management equity purposes. In the Summary Compensation Table in the MSC Annual Report on Form 10-K for the fiscal year ended December 31, 2008, MSC reported the amount as a stock award.

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
MSC SERP
MSC adopted the MSC SERP in 2011 to provide certain of its executives and other highly compensated employees, including Messrs. Morrison, Carter, Fisher and Ms. Sonnett, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MSC SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant’s SERP accounts at an interest rate determined by MSC, which has been defined as the rate equivalent to the fixed income fund of the MSC 401(k) Plan. This deferred compensation is paid six months following termination of employment.
MSC 2004 DC Plan
In 2004, in connection with Apollo's acquisition of MSC, Messrs. Morrison, Carter and Fisher deferred the receipt of compensation and were credited with a number of deferred stock units in Hexion LLC equal in value to the amount of compensation deferred. Mr. Morrison holds 241,211 of such units, Mr. Carter holds 192,969 of such units and Mr. Fisher holds 37,543 of such units. At the time of the Momentive Combination, the deferred stock units were converted to units of Momentive Holdings. These deferred stock units are held pursuant to the MSC 2004 DC Plan, which is an unfunded plan, and will be distributed upon termination of employment or retirement. In certain instances, MSC may distribute a cash equivalent rather than stock units.
MSC 2007 Long-Term Plan
Under the MSC 2007 Long-Term Plan, Ms. Sonnet’s vested RSUs will not be distributed until her termination of employment with the Company, unless such termination is for cause, in which case the units will be forfeited.
2011 Equity Plan
On February 23, 2011, our Named Executive Officers received awards of restricted deferred units, or "RDUs," in Momentive Holdings under the 2011 Equity Plan. The RDUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common unit of Momentive Holdings. Of the RDUs granted in 2011, approximately 50% are Tranche A RDUs with time-based vesting (subject to acceleration in the event of certain corporate or change-in-control transactions). On December 31, 2013, an additional 25% of the Tranche A RDUs vested: Mr. Morrison, 24,208 RDUs; Mr. Carter, 19,367 RDUs; Ms. Sonnett, 19,161 RDUs; Mr. Johns, 5,040 RDUs; Mr. Fisher, 9,892 RDUs and Mr. Dandolph, 0 RDUs. In accordance with the terms of the 2011 Equity Plan, delivery of the RDUs that vested on December 31, 2013 is deferred until early 2015. For additional information on the awards under the 2011 Equity Plan, including the vesting and delivery terms, see the Narrative to the Outstanding Equity Awards Table.
Potential Payments Upon Termination or Change in Control
Termination Payments
As described above, the Company or MSC has employment agreements or employment letters with certain of our Named Executive Officers that provide for severance under certain circumstances as well as restrictive covenants. MSC has employment agreements with Messrs. Morrison and Carter which provide that if the executive's employment is terminated by MSC without cause or the executive resigns for good reason (as defined in their employment agreements), MSC will provide them with continued base salary through their severance period (18 months in the case of Mr. Morrison and 24 months in the case of Mr. Carter) and a lump sum payment equal to the estimated cost for the executive to continue COBRA coverage for 18 months. In addition, any accrued but unpaid compensation through the termination dated (such as accrued but unpaid base salary, earned but unpaid bonus, and accrued and unused vacation) will be paid in a lump sum payment at the time of termination. The employment agreements also contain the following restrictive covenants:

•	a confidentiality agreement,

•
an agreement not to compete with MSC for (i) 18 months following termination of employment, in the case of Mr. Morrison, and (ii) two years following termination of employment, in the case of Mr. Carter, and

•	a non-solicitation agreement for an additional year beyond their severance periods.

Under Mr. Johns' 2007 employment letter with MPM, upon termination of his employment without cause, Mr. Johns was entitled to severance no less favorable than the policies and practices of GE, as in effect at the time with respect to GE employees in the senior executive band (other than with respect to benefits pursuant to any early retirement program, which may be changed from time to time). In connection with Mr. Johns' promotion in 2010, Mr. Johns' severance benefits were modified to applicable severance benefits and extended to a period of 18 months. Pursuant to his employment letter, Mr. Johns is also subject to certain non-competition and non-solicitation restrictions during the term of his employment and for one year following the termination of his employment, as well as ongoing confidentiality obligations.

Under applicable corporate severance guidelines based on the executive's position and length of service with the Company, Ms. Sonnett and Mr. Fisher are entitled to cash severance payments in the event their employment is terminated without cause. Severance payments under such guidelines are conditioned on the executive's compliance with non-competition and non-solicitation covenants.
The following table describes payments that would have been made to Messrs. Morrison, Carter, Johns, Fisher and Ms. Sonnett had they been terminated at December 31, 2013. The amounts shown for Mr. Dandolph in the table below reflect the benefits and payments he received as a result of his resignation from the Company on August 19, 2013.

Name	Cash Severance ($) (1)	Estimated Value of Non-Cash Benefits ($) (2)	2013 ICP ($) (3)	2007 Long-Term Plan ($) (4)	MSC 2004 DC Plan ($) (5)
Craig O. Morrison	1,653,750	49,339	110,250	—	291,866
William H. Carter	1,535,020	27,478	61,401	—	233,493
Judith A. Sonnett	434,720	16,973	30,430	7,260	—
Douglas A. Johns	713,856	29,894	33,313	—	—
Nathan E. Fisher	340,704	16,924	20,442	—	45,427
John C. Dandolph	—	5,245	—	—	—
_____________

(1)
This column reflects cash severance payments due under the Named Executive Officer's employment agreement or under applicable MSC or MPM severance guidelines, as described above, based on salary as of December 31, 2013.

(2)	This column reflects the estimated value of health care benefits and outplacement services for the Named Executive Officers. The values are based upon the cost of such benefit at December 31, 2013.

(3)
This column reflects the amount earned by each executive under the 2013 ICP, which would be paid if he or she was employed by MSC or MPM on December 31, 2013, but incurred a termination of employment by MSC or MPM, as applicable, without cause prior to payment. The incentive payment is forfeited if the executive resigns or incurs a termination of employment by MSC or MPM, as applicable, for cause prior to payment.

(4)	This column reflects the value of the common units that would be distributed under the 2007 Long-Term Plan upon termination of employment by the Company without cause.

(5)
This column reflects the value of the common units or cash that would be distributed under the MSC 2004 DC Plan, using the year-end unit value as determined by the Momentive Holdings Board of Managers, and the value of vested options granted under the MSC 2004 Stock Plan, which, if exercised, would be distributed upon termination of employment for any reason.

In addition to these benefits, our Named Executive Officers would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason. Under the terms of the MPM Holdings Securityholders Agreement, in the event of a termination of Mr. Johns’ employment without “cause” or he resigns for “good reason” (as such terms are defined in the Securityholders Agreement), he may exercise a put right within 90 days of his termination of employment entitling him to sell all (but not less than all) of his original equity investment in MPM Holdings (converted into 89,979 common units of Momentive Holdings) to MPM Holdings at a price equal to his original cost of $250,000. Upon termination for any reason, the Named Executive Officers would also be entitled to payment for unused vacation days, if any. Mr. Dandolph received $17,300 for unused vacation.
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our Named Executive Officers will also be entitled to accelerated vesting of their outstanding unvested equity awards under the 2011 Equity Plan, MPM 2007 Plan and MSC 2007 Long-Term Plan in connection with certain corporate transactions or change-in-control transactions. There was no value in any of the options held by our Named Executive Officers at December 31, 2013 because the option exercise prices all exceeded the year-end unit value as determined by the Momentive Holdings' Board of Managers for management equity purposes.

Upon a “Complete Change in Control,” as defined in the 2011 Equity Plan, 50% of the target awards to our Named Executive Officers under the 2012 LTIP would vest and become payable. In such event, Messrs. Morrison, Carter, Johns, Fisher and Ms. Sonnett would be entitled to payments of $2,625,000, $1,112,334, $686,400, $491,400 and $624,000 respectively.

Director Compensation – Fiscal 2013
The following table presents information regarding the compensation earned or paid during 2013 to our directors who are not also Named Executive Officers and who served on our Board of Directors during the year.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d) (3)	Total ($) (h)
Scott M. Kleinman (1)	97,000	—	97,000
Jordan C. Zaken (1)	107,000	—	107,000
David B. Sambur (1)	103,000	—	103,000
Julian Markby (2)	80,625	—	80,625
Lee C. Stewart (2)	80,625	—	80,625

(1)
Messrs. Kleinman, Zaken and Sambur are also members of Momentive Holdings’ Board of Managers and receive director fees for their services to Momentive Holdings.  The Company does not pay any additional fees for their services as directors to our Board of Directors.  The amount shown in column (b) reflects the total fees earned or paid for services to Momentive Holdings.  43% of such fees are funded by the Company.

(2)The Company funded 100% of the total fees paid to this director.

(3)
As of December 31, 2013, Messrs. Kleinman, Zaken and Sambur held options to purchase 213,850, 78,141 and 50,000 common units in Momentive Holdings, respectively. All of the options held by Messrs. Sambur and Zaken are fully vested. Of the options held by Mr. Kleinman, 185,709 are fully vested. The remainder of Mr. Kleinman’s options vest upon an initial public offering of the Company or its parent.

Narrative to the Director Compensation Table
Each member of our Board of Directors and the Board of Managers of Momentive Holdings who is not an employee or officer of the Company receives an annual retainer of $75,000 payable quarterly in advance. In addition, in 2013, each such director received $2,000 for each meeting of the Board or a committee of the Board that he attended in person and $1,000 for attending teleconference meetings or for participating in regularly scheduled in-person meetings via teleconference. Our directors who are also directors of Momentive Holdings, and who receive director fees for services to Momentive Holdings, do not receive additional compensation for services on the Company’s Board of Directors.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Zaken and Sambur, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive Holdings common units, as of March 1, 2014, and shows the number of common units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Momentive Holdings;

•	each of MPM’s 2013 Named Executive Officers;

•	each current member of our Board of Directors of MPM; and

•	all of the executive officers and members of the Board of Directors of MPM as a group.

As of March 1, 2014, Momentive Holdings had 308,085,258 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	90.4%
GE Capital Equity Investments, Inc. (2)	25,491,297	8.1%
Julian Markby (3)	—	*
Lee C. Stewart (4)	—	*
Scott Kleinman (5)(6)	185,709	*
David B. Sambur (5)(6)	50,000	*
Craig O. Morrison (7)(12)	1,063,933	*
William H. Carter (8)(12)	874,309	*
John C. Dandolph (13)	119,030	*
Douglas A. Johns (9)(12)	307,514	*
Judith A. Sonnett (10)(12)	302,601	*
Nathan E. Fisher (11)(12)	263,902	*
Executive Officers and Directors as a group (14)	3,564,268	1.1%
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

(3)	The address for Mr. Markby is c/o J. Markby & Associates, Inc., 62 Sherwood Place, Greenwich, Connecticut 06830.

(4)	The address for Mr. Stewart is 10 Cemetary Road, Sharon, Connecticut 06069.

(5)	The address of each of Messrs. Kleinman and Sambur is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(6)	Represents common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 30, 2014.

(7)
Includes 1,015,516 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 30, 2014. Does not include 265,419 vested deferred units credited to Mr. Morrison's account.

(8)
Includes 835,575 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 30, 2014. Does not include 212,336 vested deferred units credited to Mr. Carter's account.

(9)
Includes 201,054 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 30, 2014. Does not include 5,040 vested deferred units credited to Mr. Johns’ account.

(10)
Includes 264,277 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 30, 2014. Does not include 25,161 vested deferred units credited to Ms. Sonnett’s account.

(11)
Includes 244,116 common units issuable upon the exercise of options that are currently exercisable, or exercisable by April 30, 2014. Does not include 47,435 vested restricted units credited to Mr. Fisher’s account.

(12)	The address for Messrs. Morrison, Carter, Johns and Fisher and Ms. Sonnett is c/o Momentive Performance Materials Inc., 260 Hudson River Road, Waterford, NY 12188.

(13)	The address for Mr. Dandolph is c/o Unifrax I LLC, 600 Riverwalk Parkway, Suite 120, Tonawanda, New York 14150.

(14)
Includes 3,096,425 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable, or exercisable by April 30, 2014. Does not include 582,344 vested deferred compensation and restricted common stock units.

Equity Compensation Plans
We have no compensation plans that authorize issuing our common stock to employees or non-employees. However, our direct and indirect parent companies have issued (and may issue from time to time) equity awards to our employees and other service providers that are denominated in (or based upon) their common equity. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 9 to our Consolidated Financial Statements and Item 11 of Part III of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We and MPM Holdings (together, the “MPM Group”) have entered into various agreements with GE and Apollo and their affiliates on terms which management has concluded are fair to us. Agreements with GE and its affiliates were entered into primarily in connection with the GE Advanced Materials Acquisition. Agreements with Apollo and its affiliates were entered into primarily in connection with the GE Advanced Materials Acquisition and the Momentive Combination.
Apollo Management Agreement

We are subject to a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. We also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $4 million plus out of pocket expenses, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by us. This annual management fee was waived for 2013.

Apollo Notes Registration Rights Agreement

On November 5, 2010, in connection with the issuance to Apollo of $526 million Second-Priority Springing Lien Notes due 2021, we entered into a registration rights agreement with an affiliate of Apollo. The registration rights agreement gives Apollo the right to make three requests by written notice to us specifying the maximum aggregate principal amount of Second-Priority Springing Lien Notes to be registered. The agreement requires us to file a registration statement with respect to the Second-Priority Springing Lien Notes held by Apollo as promptly as possible following receipt of each such notice. There are no cash or additional penalties under the registration rights agreement resulting from delays in registering the Second-Priority Springing Lien Notes. In 2011, we filed a registration statement on Form S-1 with the SEC to register the resale of the notes held by Apollo. The registration statement was subsequently declared effective on May 7, 2012.
Shared Services Agreement and Other Agreements with MSC and its Subsidiaries
On October 1, 2010, in connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between MSC and us. Service costs in 2013 were allocated 57% to MSC and 43% to us, except to the extent that 100% of any cost was demonstrably attributable to or for the benefit of either MSC or us, in which case the entire cost was allocated to such party. The Shared Services Agreement remains in effect until terminated according to its terms. MSC or we may terminate the agreement for convenience, without cause, by giving written notice not less than 30 days prior to the effective date of termination.
Pursuant to this agreement, during the year ended December 31, 2013 we incurred approximately $92 million of net costs for shared services and MSC incurred approximately $121 million of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2013, were net billings from MSC to us of approximately $31 million. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 57% for MSC and 43% for us, as well as to reflect costs allocated 100% to one party. We had accounts receivable of $0 as of December 31, 2013 and accounts payable to MSC of $4 million at December 31, 2013. During the year ended December 31, 2013, we realized approximately $9 million in cost savings as a result of the Shared Services Agreement.
On March 17, 2011, we amended the Shared Services Agreement with MSC to reflect the terms of the Master Confidentiality and Joint Development Agreement (the “JDA”) by and between MSC and us entered into on the same date.
The Shared Services Agreement incorporates by reference the terms of the JDA and provides that in the event of a conflict between such agreements, the terms of the JDA shall control. The JDA, which is effective as of October 1, 2010, sets forth the terms and conditions for (i) the disclosure, receipt and use of each party’s confidential information; (ii) any research and development (“R&D”) collaborations agreed to be pursued by MSC and us; (iii) the ownership of products, technology and intellectual property (“IP”) resulting from such collaborations; (iv) licenses under each party’s respective IP; and (v) strategies for commercialization of products and/or technology developed under the agreement.
Pursuant to the JDA, each party has sole ownership rights for any R&D work product and related IP developed under the agreement (“Technology”) for their respective product categories and/or technology fields (as defined in the JDA). For Technology that relates to product categories and/or technology fields of both MSC and us (“Hybrid Technology”), a steering committee made up of three representatives of each party shall determine which party shall be granted ownership rights, subject to certain exceptions. In the event that the steering committee is unable to reach a decision, the Hybrid Technology shall be jointly owned by the parties. In addition, under the terms of the JDA, each party grants to the other party a non-exclusive royalty-bearing (subject to certain exceptions) license for the Technology or the Hybrid Technology. The royalty shall be determined by the respective representatives of the parties through the steering committee in arm’s-length good faith negotiations. The parties also grant royalty-free licenses to each other with respect to their IP for R&D, including for initiatives outside the scope of the JDA. The JDA has a term of 20 years, subject to early termination pursuant to its terms for cause or for a change of control.

We also sell products to, and purchase products from, MSC pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. One of our subsidiaries also acts as a non-exclusive distributor in India for certain subsidiaries of MSC pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, we sold $9 million of products to MSC during 2013, and we purchased less than $1 million of products from MSC. As of December 31, 2013, we had $1 million of accounts receivable from, and less than $1 million of accounts payable to, MSC related to these agreements.
Purchases and Sales of Products and Services with Affiliates other than MSC

We sell products to various Apollo and GE affiliates other than MSC. These sales were $9 million for the year ended December 31, 2013. We had accounts receivable from these affiliates of $1 million at December 31, 2013. We also purchase products and services from various Apollo and GE affiliates other than MSC. These purchases were $19 million for the year ended December 31, 2013. We had accounts payable to these affiliates of $2 million at December 31, 2013.
Transactions with GE and its Affiliates
ASM Off-Take Agreement
Through May 17, 2013, we were a party to an (i) off-take agreement (the “Old Off-Take Agreement”) with Asia Silicones Monomer Limited (“ASM”), which was 50% owned by GE Monomer (Holdings) Pte Ltd. up until such date, and (ii) a long-term supply agreement with GE and GE Monomer (Holdings) Pte. Ltd. (the “Old GE Supply Agreement”), which was entered into at the closing of the GE Advanced Materials Acquisition. Under the Old Off-Take Agreement, ASM was obligated to provide siloxane and certain related products to us through 2014 (or until certain ASM financing obligations were satisfied). Under the Old GE Supply Agreement, GE and GE Monomer (Holdings) Pte. Ltd. agreed to ensure us a minimum annual supply of siloxane and certain related products from ASM or an alternative source in certain circumstances through December 2026. Under the Old Off-Take Agreement, the Company purchased approximately $35 million of siloxane and certain related products from ASM for the year ended December 31, 2013.
On May 17, 2013, we entered into a new purchase and sale agreement (the “PSA”) with ASM in connection with the sale (the “GE ASM Sale”) by GE Monomer (Holdings) Pte Ltd., an affiliate of the General Electric Company (“GE”) of its equity interests in ASM. As a result of the GE ASM Sale, ASM is no longer an affiliate of us. The new PSA provides us with a long-term supply of siloxane through 2026 and the option to extend such agreement through 2036. The PSA replaced and superseded the Old Off-Take Agreement and the Old GE Supply Agreement. In connection with the foregoing transactions, our direct parent received a one-time payment of approximately $102 million from GE, which amount was subsequently contributed to us.
Trademark License Agreement
On May 17, 2013, we entered into an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and us, to, among other things, revise the royalty payable to GE Monogram Licensing International and provide for an option to extend such agreement for an additional five-year period through 2023. In connection with the amendment, our direct parent recorded a gain and related intangible asset of $7 million. The intangible asset was subsequently contributed to us.
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
Revolving Credit Facility
In April 2013, we entered into a $75 million revolving credit facility with an affiliate of GE (the “Cash Flow Facility”). Prior to entry into the Cash Flow Facility, an affiliate of GE was one of the lenders under our old revolving credit facility, representing approximately $160 million of the lenders' $300 million revolving credit facility commitment.

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
Other Transactions and Arrangements

Momentive Holdings purchases insurance policies which also cover us and MSC. Amounts are billed to us based on our relative share of the insurance premiums. Momentive Holdings billed us $9 million for the year ended December 31, 2013. We had accounts payable to Momentive Holdings of approximately $3 million under these arrangements at December 31, 2013.
In April 2014, we sold 100% of our interest in our Canadian subsidiary to a subsidiary of MSC for a purchase price of $12 million. As a part of the transaction we also entered into a non-exclusive distribution agreement with a subsidiary of MSC, whereby the subsidiary of MSC will act as a distributor of certain of our products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. We will compensate the subsidiary of MSC for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, we will provide transitional services to the subsidiary of MSC for period of 6 months.
In April 2014, we entered into an accounts receivable purchase and sale agreement with a newly formed subsidiary of Momentive Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, we sold approximately $51 of accounts receivable to the subsidiary of Momentive Holdings, and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables are fully collected by the subsidiary of Momentive Holdings.
In March 2014, we entered into an Employee Services Agreement with Momentive Holdings, MSC and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp”), a subsidiary of Momentive Holdings (the “Services Agreement”).  The Services Agreement provides for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to us and sets forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, we agree to pay 100% of Mr. Boss’s costs of employment which are set forth in the offer letter filed as an exhibit to this Annual Report and comprised of “Covered Costs” including an annual base salary of $585,000, a sign-on bonus of $1,300,000 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In March 2014, we entered into a ground lease with a Brazilian subsidiary of MSC to lease a portion of our manufacturing site in Itatiba, Brazil, where the subsidiary of MSC will construct and operate an epoxy production facility. In conjunction with the ground lease, we also entered into a site services agreement whereby we will provide to the subsidiary of MSC various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility.
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
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our Board of Directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, Messrs. Markby and Stewart are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2013 and 2012.

	PwC
	2013	2012
Audit fees (1)	$2	$2
Audit related fees (2)	—	—
Tax fees (3)	—	—
Total	$2	$2

(1)
Audit Fees: Audit fees are fees billed for the audit of our annual financial statements and for the reviews of our quarterly financial statements in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees: Audit-related fees were comprised of assurance and related services that are related to the performance of the audit or review of the financial statements, including internal control reviews and attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees: Tax fees were related to services for tax compliance, tax planning and tax advice.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements—The financial statements and related notes of Momentive Performance Materials Inc., and the report of independent registered public accounting firm are included in Item 8 of this report.

(2)
Financial Statement Schedules—Schedule II - Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K—The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Exhibit Description
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

3.8	Amended and Restated By-laws of Momentive Performance Materials South America Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
3.9	Amended and Restated Operating Agreement of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
3.10	Articles of Organization, as amended, of MPM Silicones, LLC (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
3.11	Certificate of Incorporation, as amended, of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
3.12	Amended and Restated By-laws of Momentive Performance Materials Quartz, Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
3.13	Certificate of Incorporation, as amended, of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
3.14	Amended and Restated By-laws of Momentive Performance Materials USA Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
3.15	Operating Agreement of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)
3.16	Certificate of Formation of Juniper Bond Holdings I LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)
3.17	Operating Agreement of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)
3.18	Certificate of Formation of Juniper Bond Holdings II LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)
3.19	Operating Agreement of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)
3.20	Certificate of Formation of Juniper Bond Holdings III LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)

Exhibit Number	Exhibit Description
3.21	Operating Agreement of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)
3.22	Certificate of Formation of Juniper Bond Holdings IV LLC (filed as the exhibit of the same number to our Post-Effective Amendment No. 1 to Form S-4 Registration Statement, filed on January 28, 2008)
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

4.10
Escrow Agreement, dated as of October 25, 2012, by and among MPM Escrow LLC and MPM Finance Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as escrow agent and trustee (filed as exhibit 4.2 to our Form 8-K, filed on October 26, 2012)

4.11
Supplemental Indenture, dated as of November 16, 2012, by and among Momentive Performance Materials Inc., the subsidiaries of Momentive Performance Materials Inc. party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as exhibit 4.1 to our Form 8-K, filed on November 20, 2012)

4.12
Registration Rights Agreement, dated as of November 16, 2012, by and among Momentive Performance Materials Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers (filed as exhibit 4.2 to our Form 8-K, filed on November 20, 2012)

10.1
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

10.3**
Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.4**
Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc. (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on October 11, 2007)

10.5
Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG) (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

10.6†	2007 Long-Term Incentive Plan (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)

Exhibit Number	Exhibit Description
10.7†	Form of Non-Qualified Stock Option Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
10.8†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
10.9†	Form of Subscription Agreement (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)
10.10†	Annual Cash Bonus Plan (filed as exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 14, 2008)
10.11†	Form of Management Equity Investment and Incentive Acknowledgement (filed as exhibit 10.24 to our Annual Report on Form 10-K, filed on March 8, 2010)
10.12†	Form of Global Amendment to Nonqualified Stock Option Agreement (filed as exhibit 10.25 to our Annual Report on Form 10-K, filed on March 8, 2010)
10.13†	Offer Letter Agreement, dated February 1, 2010, between Momentive Performance Materials Inc. and John Dandolph (filed as exhibit 10.30 to our Annual Report on Form 10-K, filed on February 25, 2011)
10.14†	Summary of Terms of Severance Benefits Amendment for Douglas Johns effective October 1, 2010 (filed as exhibit 10.29 to our Annual Report on Form 10-K, filed on February 25, 2011)
10.15†	Momentive Performance Materials Holdings LLC 2011 Equity Plan (filed as exhibit 10.32 to our Form S-4 Registration Statement, filed on March 18, 2011)
10.16†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.33 to our Form S-4 Registration Statement, filed on March 18, 2011)
10.17†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.34 to our Form S-4 Registration Statement, filed on March 18, 2011)
10.18†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.35 to our Form S-4 Registration Statement, filed on March 18, 2011)
10.19†
Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders (filed as exhibit 10.36 to our Form S-4 Registration Statement, filed on March 18, 2011)

10.20
Amended and Restated Shared Services Agreement dated March 17, 2011 by and among Momentive Performance Materials Inc., its subsidiaries and Momentive Specialty Chemicals Inc. (filed as exhibit 10.1 to our Form 8-K filed on March 17, 2011)

10.21
Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. (filed as exhibit 10.2 to our Form 8-K filed on March 17, 2011)

10.22†	Amended and Restated Momentive Performance Materials Inc. Supplementary Pension Plan, effective December 31, 2011 (filed as exhibit 99.1 to our Form 8-K filed on January 6, 2012)
10.23†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012 (filed as exhibit 99.1 to our Form 8-K filed on January 6, 2012)
10.24†
Severance Pay Agreement and Release of All Claims, effective as of February 23, 2012, among Mike Modak, Momentive Performance Materials Inc. and Momentive Performance Materials Holdings Inc. (filed as exhibit 10.34 to our Form S-1/A, filed on April 13, 2012)

10.25†
Severance Pay Agreement and Release of All Claims, effective as of February 27, 2012, among Steve Delarge, Momentive Performance Materials Inc., Momentive Performance Materials Holdings Inc. and Momentive Performance Materials Holdings LLC (filed as exhibit 10.35 to our Form S-1/A, filed on April 13, 2012)

10.26
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

10.27
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

10.28
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

10.29†	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan (filed as exhibit 10.4 to our Form 10-Q, filed on August 8, 2012)
10.30
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

Exhibit Number	Exhibit Description
10.31
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

10.32
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

10.33
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

10.35†	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan (filed as exhibit 10.1 to our Form 8-K, filed on March 6, 2013)
10.36†	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.2 to our Form 8-K, filed on March 6, 2013)
10.37†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC (filed as exhibit 10.3 to our Form 8-K, filed on March 6, 2013)
10.38†	Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan (filed as exhibit 10.38 to our Form 10-K, filed on April 1, 2013)
10.39†	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan (filed as exhibit 10.39 to our Form 10-K, filed on April 1, 2013)
10.40
Collateral Agreement, dated as of April 24, 2013, by and among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., subsidiaries of Momentive Performance Materials Inc. party thereto and JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 4.1 to our Form 8-K, filed on April 30, 2013)

10.41
Second Amended and Restated Collateral Agreement, dated as of April 24, 2013, by and among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., subsidiaries of Momentive Performance Materials Inc. party thereto and JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 4.2 to our Form 8-K, filed on April 30, 2013)

10.42
ABL Intercreditor Agreement, dated as of April 24, 2013, by and among JPMorgan Chase Bank, N.A., as ABL facility collateral agent, applicable first-lien agent and first-lien collateral agent, Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and subsidiaries of Momentive Performance Materials Inc. party thereto (filed as Exhibit 4.3 to our Form 8-K, filed on April 30, 2013)

10.43
Asset-Based Revolving Credit Agreement, dated as of April 24, 2013, by and among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein (filed as Exhibit 10.1 to our Form 8-K, filed on April 30, 2013)

10.44
Amendment Agreement, dated as of April 24, 2013, by and among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH, as German borrower, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, subsidiaries of Momentive Performance Materials Inc. party thereto, the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.2 to our Form 8-K, filed on April 30, 2013)

10.45**
Amendment No. 1 to Trademark License Agreement dated December 3, 2006 by and among GE Monogram Licensing International, Momentive Performance Materials Inc. and General Electric Company, effective as of May 17, 2013 (filed as exhibit 10.1 to our Form 10-Q, filed August 13, 2013)

10.46†*	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan
10.47†*	Offer Letter Agreement, dated March 14, 2014, between Momentive Performance Materials Holdings LLC and Jack Boss
10.48*
Employee Services Agreement, dated as of March 25, 2014, among Momentive Performance Materials Holdings LLC, Momentive Performance Materials Holdings Employee Corporation, Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.

12.1*	Ratio of earnings to fixed charges
14.1	Code of Conduct (filed as exhibit 14.1 to our Form S-4 Registration Statement, filed on September 14, 2007)
21.1*	List of Subsidiaries of Momentive Performance Materials Inc.
31.1(a)*	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer
31.1(b)*	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

Exhibit Number	Exhibit Description
32.1*	Section 1350 certification of Principal Executive Officer and Principal Financial Officer
101.INS††	XBRL Instance Document
101.SCH††	XBRL Schema Document
101.CAL††	XBRL Calculation Linkbase Document
101.LAB††	XBRL Label Linkbase Document
101.PRE††	XBRL Presentation Linkbase Document
101.DEF††	XBRL Definition Linkbase Document

*	Filed herewith.

**	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

†	Indicates a management contract or compensatory plan or arrangement.

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

MOMENTIVE PERFORMANCE MATERIALS INC.

		By:	/s/ Craig O. Morrison
Craig O. Morrison
Chief Executive Officer
Date:	April 11, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

	Title	Date

/s/ Craig O. Morrison	Chief Executive Officer, President and Director (Principal Executive Officer)	April 11, 2014
Craig O. Morrison

/s/ William H. Carter	Chief Financial Officer and Director (Principal Financial Officer)	April 11, 2014
William H. Carter

/s/ Billie Jo Cuthbert	Controller (Principal Accounting Officer)	April 11, 2014
Billie Jo Cuthbert

/s/ Scott B. Kleinman	Director	April 11, 2014
Scott B. Kleinman

/s/ David B. Sambur	Director	April 11, 2014
David B. Sambur

/s/ Julian Markby	Director	April 11, 2014
Julian Markby

/s/ Lee C. Stewart	Director	April 11, 2014
Lee C. Stewart