Form 10-Q
period 2014-03-31
Momentive Performance Materials Inc.
filed 2014-05-15
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on May 1, 2014, was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $5)	$116	$94
Accounts receivable (net of allowance for doubtful accounts of $4)	334	326
Due from affiliates	7	5
Inventories:
Raw materials	134	128
Finished and in-process goods	257	240
Deferred income taxes	6	6
Other current assets	67	61
Total current assets	921	860
Investment in unconsolidated entities	8	8
Deferred income taxes	4	3
Other long-term assets	36	33
Property and equipment:
Land	78	77
Buildings	377	377
Machinery and equipment	1,587	1,582
	2,042	2,036
Less accumulated depreciation	(1,110)	(1,082)
	932	954
Goodwill	384	381
Other intangible assets, net	447	455
Total assets	$2,732	$2,694
Liabilities and Deficit
Current liabilities:
Accounts payable	$233	$250
Due to affiliates	11	9
Debt payable within one year	3,352	3,250
Note payable to parent	9	—
Interest payable	99	88
Income taxes payable	6	6
Deferred income taxes	12	12
Accrued payroll and incentive compensation	48	44
Other current liabilities	71	85
Total current liabilities	3,841	3,744
Long-term liabilities:
Long-term debt	6	7
Pension liabilities	285	280
Deferred income taxes	84	77
Other long-term liabilities	66	66
Total liabilities	4,282	4,174
Commitments and contingencies (See Note 7)
Deficit
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	716	716
Accumulated other comprehensive income	188	202
Accumulated deficit	(2,454)	(2,398)
Total deficit	(1,550)	(1,480)
Total liabilities and deficit	$2,732	$2,694
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net sales	$605	$570
Costs and expenses:
Cost of sales, excluding depreciation and amortization	434	390
Selling, general and administrative expense	79	98
Depreciation and amortization expense	41	44
Research and development expense	20	17
Restructuring and other costs	4	4
Operating income	27	17
Interest expense, net	76	78
Loss before income taxes and earnings from unconsolidated entities	(49)	(61)
Income tax expense	8	2
Loss before earnings from unconsolidated entities	(57)	(63)
Earnings from unconsolidated entities, net of taxes	1	2
Net loss	$(56)	$(61)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net loss	$(56)	$(61)
Other comprehensive loss, net of tax:
Foreign currency translation	(15)	(46)
Gain recognized from pension and postretirement benefits	1	1
Other comprehensive loss	(14)	(45)
Comprehensive loss	$(70)	$(106)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows used in operating activities
Net loss	$(56)	$(61)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	44
Deferred income tax expense	6	1
Unrealized foreign currency (gains) losses	(23)	3
Other non-cash adjustments	—	1
Net change in assets and liabilities:
Accounts receivable	(30)	(22)
Inventories	(22)	(34)
Accounts payable	—	36
Due to/from affiliates	3	1
Other assets, current and non-current	10	(6)
Other liabilities, current and non-current	3	3
Net cash used in operating activities	(68)	(34)
Cash flows used in investing activities
Capital expenditures	(27)	(20)
Purchases of intangible assets	—	(1)
Net cash used in investing activities	(27)	(21)
Cash flows provided by financing activities
Net short-term debt borrowings (repayments)	4	(1)
Borrowings of long-term debt	105	65
Borrowings from parent	9	—
Long-term debt financing fees	—	(2)
Net cash provided by financing activities	118	62
Increase in cash and cash equivalents	23	7
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Cash and cash equivalents (unrestricted), beginning of period	89	110
Cash and cash equivalents (unrestricted), end of period	$111	$116
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$64	$65
Income taxes, net of refunds	2	1
Non-cash investing activity:
Capital expenditures included in accounts payable	$11	$9

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2013	$—	$716	$202	$(2,398)	$(1,480)
Net loss	—	—	—	(56)	(56)
Other comprehensive income	—	—	(14)	—	(14)
Balance at March 31, 2014	$—	$716	$188	$(2,454)	$(1,550)

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
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s most recent Annual Report on Form 10-K.
Going Concern
The Company previously disclosed, that under its current capital structure as of December 31, 2013, there was significant doubt about its ability to continue as a going concern for the next twelve months. At March 31, 2014, the Company continues to believe that its operating cash flows and liquidity in 2014 will not be sufficient to fund its most significant cash obligations necessary to continue as a going concern.

The unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Facilities (see Note 2), the Court’s approval of the Company’s Plan (see Note 2) and the Company’s ability to successfully implement the Plan and obtain exit financing, among other factors.
The unaudited Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets, the satisfaction and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing (see Note 2).
2. Chapter 11 Bankruptcy Filing (Subsequent Event)
Bankruptcy Filing
On April 13, 2014 (the “Petition Date”), MPM Holdings, the Company and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings are being jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
Subsequent to the Petition Date, the Company received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company also expects to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the Petition Date. The Company has retained, subject to Court approval, legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Court approval to retain additional professionals as deemed necessary.

Debtor-in-Possession Financing
DIP ABL Facility
In connection with the Bankruptcy Filing, the Debtors entered into an amended and restated senior secured debtor-in-possession and exit asset-based revolving credit agreement (the “DIP ABL Facility”), which amends and restates the Company’s existing asset-based revolving loan facility (the “ABL Facility”). The DIP ABL Facility is currently being syndicated and certain terms, including pricing, are subject to change.
The DIP ABL Facility has a 12 month term unless, prior to the end of such 12 month period, a reorganization plan is confirmed pursuant to an order entered by the Court and subsequently consummated, in which case, the DIP ABL Facility will terminate on the date of such consummation, unless the Company exercises its option to convert the DIP ABL Facility into an exit asset-based revolving facility (the “Exit ABL Facility”), in which case, upon the effectiveness of the Exit ABL Facility, the term will be five years after such effective date. The maximum availability under the DIP ABL Facility is $270, which is currently limited to $130 on an interim basis until the Court issues a final order approving the DIP ABL Facility. The DIP ABL Facility is also subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
The DIP ABL Facility bears interest based on, at the Company’s option, an adjusted LIBOR rate plus an applicable margin of 2.75% or an alternate base rate plus an applicable margin of 1.75%. In addition to paying interest on outstanding principal under the DIP ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.375% per annum, subject to adjustment depending on the usage. The DIP ABL Facility has a minimum EBITDA covenant calculated on a cumulative basis beginning with May 1, 2014 and tested monthly commencing as of August 31, 2014 and a minimum liquidity covenant of $50 tested at the close of each business day. The Exit ABL Facility will not have any financial maintenance covenants, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total Exit ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the agreement governing the Exit ABL Facility is defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis.
The DIP ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “DIP ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than DIP ABL Priority Collateral (the “DIP Term Loan Priority Collateral”), in each case subject to certain exceptions and permitted liens.
DIP Term Loan Facility
In connection with the Bankruptcy Filing, the Company entered into a senior secured debtor-in-possession term loan agreement, as amended (the “DIP Term Loan Facility”) (collectively with the DIP ABL Facility, the “DIP Facilities”). The DIP Term Loan Facility was used in part to repay in full the outstanding obligations under the Company’s existing ABL Facility. The DIP Term Loan Facility is currently being syndicated and certain terms, including pricing, are subject to change.
The DIP Term Loan Facility has a 12 month term unless, prior to the end of such 12 month period, a reorganization plan is confirmed pursuant to an order entered by the Court and subsequently consummated, in which case, the DIP Term Loan Facility will terminate on the date of such consummation. The amount committed and made available under the DIP Term Loan Facility is $300. The DIP Term Loan Facility bears interest based on, at the Company’s option, an adjusted LIBOR rate plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%.
Like the DIP ABL Facility, the DIP Term Loan Facility has a minimum EBITDA covenant calculated on a cumulative basis beginning with May 1, 2014 and tested monthly commencing as of August 31, 2014 and a minimum liquidity covenant of $50 tested at the close of each business day.
The security arrangements for the DIP Term Loan Facility include first-priority liens on the DIP Term Loan Priority Collateral owned by the Company and its domestic subsidiaries and second-priority liens on the DIP ABL Priority Collateral owned by the Company and its domestic subsidiaries, which are junior to the DIP ABL Facility, in each case subject to certain exceptions and permitted liens.
The Company has received interim authorization from the Court to access up to $430 of the $570 DIP Facilities. Access to the full amount of the DIP Facilities is contingent upon Court approval.
Operation and Implications of the Bankruptcy Filing
The Bankruptcy Filing constitutes an event of default that accelerated the Company’s obligations under its First Lien Notes, Senior Secured Notes, Springing Lien Notes and Senior Subordinated Notes (collectively, the “Notes”) (see Note 6). The Notes provide that as a result of the Bankruptcy Filing the principal and interest due thereunder shall be immediately due and payable; however, any efforts to enforce such payment obligations under the Notes are automatically stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the Notes are subject to the applicable provisions of the U.S. Bankruptcy Code. Absent an order from the Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to Court approval, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the

Company’s unaudited Condensed Consolidated Financial Statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications of assets and liabilities in the Company’s unaudited Condensed Consolidated Financial Statements.
The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Court affecting the Debtors. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Court in the future or on any reorganization plan, once proposed.
Reorganization Plan and Restructuring Support Agreement
In order for the Company to emerge successfully from Chapter 11, it must obtain the Court’s approval of a Chapter 11 plan of reorganization proposed by the Debtors (the “Plan”), which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the Plan, the Company may require one or more new credit facilites or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. The financial institutions which arranged the DIP Facilities have committed to provide $1,000 in exit financing in the form of a term loan, and, in addition, the Company also has the option to convert the DIP ABL Facility into the Exit ABL Facility, each subject to certain terms and conditions. The Plan will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which the Plan is confirmed.
On May 12, 2014, the Company filed the Plan with the Court, along with an accompanying proposed disclosure statement with respect to the Plan, each of which are subject to Court approval, and may be amended from time to time prior to such approval. The Plan provides, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company, each consistent with the terms set forth in the Support Agreement (defined below) which are further described below.
Restructuring Support Agreement
In connection with the Bankruptcy Filing, the Debtors entered into a Restructuring Support Agreement, dated as of April 13, 2014, as amended (the “Support Agreement”), among the Debtors, certain affiliates of Apollo Global Management, LLC (the “Apollo Entities”) and certain holders of the Company’s 9.0% Second-Priority Springing Lien Notes due 2021 and 9.5% Second-Priority Springing Lien Notes due 2021 (collectively, the “Second Lien Notes”) that are not Apollo Entities (the “Consenting Noteholders” and, together with the Apollo Entities, the “Plan Support Parties”) providing that the Plan Support Parties, which hold approximately 85% in dollar amount of the Second Lien Notes, will support, and vote in favor of the Plan.
Pursuant to the terms of the Support Agreement, the Debtors agreed to propose the Plan which provides for (a) payment in full in cash to the Debtors’ general unsecured trade creditors and holders of claims arising from the Company’s $75 revolving credit facility, 8.875% First-Priority Senior Secured Notes due 2020 and 10% Senior Secured Notes due 2020 (including accrued interest, but not including any premium or “make-whole” amount), (b) conversion of the Second Lien Notes into the new equity of the reorganized Debtors (subject to dilution by a management incentive plan and the new equity to be issued by the rights offering described below), (c) subscription rights to holders of Second Lien Notes in a $600 (the “Rights Offering Amount”) rights offering, giving such holders the opportunity to purchase a percentage of the new equity of the reorganized Debtors at a price per share determined by using the pro forma capital structure and an enterprise value of $2.2 billion and applying a 15% discount to the equity value thereto, (d) a recovery to holders of the 11% Senior Discount Note, due June 4, 2017 of MPM Holdings in the amount of the cash available at MPM Holdings as of the effective date of the Plan, after taking into account administrative expenses, and (e) no recovery to the holders of 11 1⁄2% Senior Subordinated Notes due 2016 (the “Subordinated Notes”) on account of the subordination provisions set forth in the indenture governing the Subordinated Notes. The Plan also provides that the reorganized Debtors will select a chief executive officer, chief financial officer and general counsel who are acceptable to the Requisite Investors (as defined in the Support Agreement) and the costs for whom will not be shared with MSC under the Shared Services Agreement between the Company and MSC. Under the Plan, the Shared Services Agreement will be amended, subject to agreement by MSC, to provide for certain transition services in the event of a termination of the Shared Services Agreement.
The Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by the Debtors or Plan Support Parties under the Support Agreement; (b) the failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan; (c) the amendment or modification of certain documents, including the Plan, without the consent of the Plan Support Parties; (d) the occurrence of an uncured event of default under the Debtors’ DIP Facilities; and (e) the determination by the Company’s board of directors, upon the advice of counsel, that fiduciary obligations require the Company to terminate the Company’s obligations under the Support Agreement.
The Plan and accompanying disclosure statement are subject to revision in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Court. There can be no assurance that the Company will be able to secure approval for the Plan or disclosure statement from the Court. In the event the Company does not secure approval of the Plan, and if the Company’s Chapter 11 proceedings are subsequently dismissed, the outstanding principal and interest could become immediately due and payable.

Backstop Commitment Agreement
On May 9, 2014, the Company entered into the Backstop Commitment Agreement (the “BCA”), among the Company, MPM Holdings, and the commitment parties party thereto (the “Commitment Parties”). The BCA provides that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, each Commitment Party will purchase from the Company (on a several and not joint basis) its pro rata portion of the new common stock of the reorganized Company (the “New Common Stock”) that is not otherwise purchased in connection with the $600 rights offering for New Common Stock to be made in connection with the Plan (the “Unsubscribed Shares”). In consideration for their commitment to purchase the Unsubscribed Shares, the Commitment Parties will receive a commitment premium equal to $30. The commitment premium is payable in shares of New Common Stock; provided, that, if the BCA is terminated under certain circumstances, the commitment premium will be payable in cash. The Company has agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with the negotiation, preparation and implementation of the rights offering, the Plan and any related efforts. In addition, the BCA requires the Company to indemnify the Commitment Parties for certain losses, claims, damages, liabilities and costs and expenses arising out of or in connection with the BCA and the Plan.
3. Summary of Significant Accounting Policies
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
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2014 through May 14, 2014, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
There were no newly issued accounting standards in the first quarter of 2014 applicable to the Company's unaudited Condensed Consolidated Financial Statements.

4. Related Party Transactions
Administrative Services, Management and Consulting Agreement
The Company is subject to a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $4 plus out of pocket expenses, payable in one lump sum annually, and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. This annual management fee was waived for 2014.
Transactions with MSC
Shared Services Agreement
On October 1, 2010, in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MSC. Pursuant to this agreement, during the three months ended March 31, 2014 and 2013, the Company incurred approximately $25 and $23, respectively, of net costs for shared services and MSC incurred approximately $33 of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2014 and 2013, were net billings from MSC to the Company of $9 and $6, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage was initially set at 51% for MSC and 49% for the Company at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Services Agreement, the allocation percentage for 2014 remains unchanged from 2013, which was 57% for MSC and 43% for the Company. The Company had accounts receivable from MSC of less than $1 of both March 31, 2014 and December 31, 2013, and accounts payable to MSC of $10 and $4 at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company realized approximately $1 and $4, respectively, in cost savings as a result of the Shared Services Agreement.

Purchases and Sales of Products and Services with MSC
The Company also sells products to, and purchases products from MSC, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of the Company also acts as a non-exclusive distributor in India for certain of MSC’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended March 31, 2014 and 2013, the Company sold $2 and $1, respectively, of products to MSC and purchased less than $1. As of both March 31, 2014 and December 31, 2013, the Company had $1 of accounts receivable from MSC and less than $1 of accounts payable to MSC related to these agreements.
Other Transactions
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MSC to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of MSC will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it will provide to the subsidiary of MSC various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. No amounts were transacted under these agreements during the three months ended March 31, 2014.
Purchases and Sales of Products and Services with Affiliates Other Than MSC
The Company sells products to various affiliates other than MSC. These sales were $3 and $2 for the three months ended March 31, 2014 and 2013, respectively. Receivables from these affiliates were $3 and $1 at March 31, 2014 and December 31, 2013, respectively. The Company also purchases products and services from various affiliates other than MSC. These purchases were $3 for both the three months ended March 31, 2014 and 2013. The Company had accounts payable to these affiliates of $1 and $2 as of March 31, 2014 and December 31, 2013, respectively.
Transactions with GE and its Affiliates
ASM Off-Take Agreement
Through May 17, 2013, the Company was a party to an (i) off-take agreement (the “Old Off-Take Agreement”) with Asia Silicones Monomer Limited (“ASM”), which was 50% owned by GE Monomer (Holdings) Pte Ltd. up until such date, and (ii) a long-term supply agreement with GE and GE Monomer (Holdings) Pte. Ltd. (the “Old GE Supply Agreement”), which was entered into at the closing of the GE Advanced Materials Acquisition. Under the Old Off-Take Agreement, ASM was obligated to provide siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations were satisfied). Under the Old GE Supply Agreement, GE and GE Monomer (Holdings) Pte. Ltd. agreed to ensure the Company a minimum annual supply of siloxane and certain related products from ASM or an alternative source in certain circumstances through December 2026. Under the Old Off-Take Agreement, the Company purchased approximately $20 of siloxane and certain related products from ASM for the three months ended March 31, 2013.
Revolving Credit Facility
In April 2013, the Company entered into a $75 revolving credit facility with an affiliate of GE (the “Cash Flow Facility”) (see Note 6). Prior to entry into the Cash Flow Facility, an affiliate of GE was one of the lenders under the Company's prior senior secured revolving credit facility, representing approximately $160 of the lenders' $300 revolving credit facility commitment. As of March 31, 2014, $75 was outstanding under the Cash Flow Facility.
Other Transactions and Arrangements
Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company based on the Company’s relative share of the insurance premiums. There were no billings to the Company for the either the three months ended March 31, 2014 or 2013. The Company had accounts payable to Momentive Holdings of approximately $1 and $3 under these arrangements at March 31, 2014 and December 31, 2013, respectively.
In March 2014, the Company entered into an Employee Services Agreement with Momentive Holdings, MSC and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp.”), a subsidiary of Momentive Holdings (the “Services Agreement”).  The Services Agreement provides for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to the Company and sets forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agrees to pay 100% of Mr. Boss’s costs of employment which are comprised of “Covered Costs” including an annual base salary of $585 thousand, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses. No amounts were transacted under this agreement for the three months ended March 31, 2014.

As of March 31, 2014 the Company had outstanding a $9 loan payable to MPM Holdings. The loan matures in May 2014 and bears interest at LIBOR plus 3.75%.

Subsequent Events
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of MSC for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MSC, whereby the subsidiary of MSC will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company will compensate the subsidiary of MSC for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, the Company will provide transitional services to the subsidiary of MSC for a period of 6 months.
In April 2014, the Company entered into an accounts receivable purchase and sale agreement with a newly formed subsidiary of Momentive Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, the Company sold approximately $51 of accounts receivable to the subsidiary of Momentive Holdings, and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables are fully collected by the subsidiary of Momentive Holdings. The agreement also appointed the Company to act as the servicer of the receivables on behalf of the subsidiary of Momentive Holdings.
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

At December 31, 2013, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2014
Debt	$3,367	$—	$2,956	$—	$2,956
December 31, 2013
Debt	$3,257	$—	$3,029	$—	$3,029
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

6. Debt Obligations
As of March 31, 2014, the Company had $165 of outstanding borrowings under the ABL Facility and $75 of outstanding borrowings under the Cash Flow Facilty. The outstanding letters of credit under the ABL Facility at March 31, 2014 were $67, leaving an unused borrowing capacity of $4 under the ABL Facility and the Cash Flow Facility (without triggering the financial maintenance covenant under the ABL Facility).
At March 31, 2014, the Company was in compliance with the covenants of all long-term debt agreements.
Debt outstanding at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Non-affiliated debt:
ABL Facility	$—	$165	$—	$135
Cash Flow Facility	—	75	—	—
First Lien and Senior Secured Notes:
8.875% First Lien Notes due 2020	—	1,100	—	1,100
10.00% Senior Secured Notes due 2020	—	250	—	250
Springing Lien Notes:
9.00% Springing Lien Dollar Notes due 2021	—	1,161	—	1,161
9.50% Springing Lien Euro Notes due 2021	—	183	—	183
Other Borrowings:
11.50% Senior Subordinated Notes due 2016	—	382	—	382
China bank loans	6	30	7	33
Other	—	6	—	6
Affiliated debt:
Borrowings from parent	—	9	—	—
Total debt	$6	$3,361	$7	$3,250
As discussed in Note 2, the Company believes there is substantial doubt about its ability to continue as a going concern for the next twelve months, including its ability to fund its debt service obligations. The inability of the Company to fund such debt service obligations, as well as the Bankruptcy Filing, are both an event of default under the ABL Facility, the Cash Flow Facility and the indentures that govern the Company’s notes. As such, all outstanding debt as of March 31, 2014 and December 31, 2013 related to the ABL Facility, the Cash Flow Facility, the First Lien Notes, the Senior Secured Notes, the Springing Lien Notes and the Senior Subordinated Notes has been classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets and related footnote disclosures.
Subsequent Events
In 2014, the Company’s auditors, PricewaterhouseCoopers LLP, have expressed in their opinion to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. Additionally, the Company did not furnish its financial statements for the fiscal year ended December 31, 2013 to the lenders under the ABL Facility and Cash Flow Facility within the required time frame of 95 days from such fiscal year end. Both of these events, as well as the Bankruptcy Filing described in Note 2, trigger a violation of the covenants under the ABL Facility and Cash Flow Facility. If such covenant violations are not waived or cured within a specified cure period, such violations may give rise to an acceleration under the ABL Facility and Cash Flow Facility and may also trigger cross-acceleration clauses under the indentures that govern the Company’s notes. Accordingly, the Company has obtained waivers of these covenant violations from its lenders under the ABL Facility and Cash Flow Facility. Pursuant to such waivers, the lenders also agreed, subject to certain conditions and/or ongoing covenants and termination events, to waive any defaults or events of default arising under the ABL Facility or the Cash Flow Facility as a result of the commencement of a Chapter 11 filing.
The Bankruptcy Filing constitutes an event of default that accelerated the Company’s obligations under its First Lien Notes, Senior Secured Notes, Springing Lien Notes and Senior Subordinated Notes (collectively, the “Notes”). The Notes provide that as a result of the Bankruptcy Filing the principal and interest due thereunder shall be immediately due and payable; however, any efforts to enforce such payment obligations under the Notes are automatically stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the Notes are subject to the applicable provisions of the U.S. Bankruptcy Code.

Debtor-in-Possession Financing
In connection with the Bankruptcy Filing, in April 2014, MPM Holdings, the Company and certain of its subsidiaries entered into the DIP ABL Facility and the DIP Term Loan Facility, as further described in Note 2.
7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is subject to various claims and legal actions arising in the ordinary course of business, none of which management believes has a reasonable possibility of having a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both March 31, 2014 and December 31, 2013, the Company had recognized obligations of $6 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, this liability was recorded at its net present value of $3, which assumes a 9% discount rate and a time period of 50 years. The undiscounted obligations, which are expected to be paid over the next 50 years, are approximately $15. Over the next five years the Company expects to make ratable payments totaling $2.

8. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement benefit expense for the three months ended March 31, 2014 and 2013:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$2	$3	$1	$1	$—	$1	$—
Interest cost	2	1	2	1	1	—	1	—
Expected return on plan assets	(2)	—	(2)	—	—	—	—	—
Amortization of net losses	—	—	—	1	—	—	—	—
Net expense	$2	$3	$3	$3	$2	$—	$2	$—
9. Segment Information
The Company’s businesses are based on the products that the Company offers and the markets that it serves. At March 31, 2014, the Company’s two businesses are managed as one reportable segment; however, given the differing technology and marketing strategies, the Company reports the results for the Silicones and Quartz businesses separately.
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

Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by business. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions.
Net Sales(1):

	Three Months Ended March 31,
	2014	2013
Silicones	$557	$528
Quartz	48	42
Total	$605	$570

(1)	Inter-business sales are not significant and, as such, are eliminated within the selling business.
Segment EBITDA:

	Three Months Ended March 31,
	2014	2013
Silicones	$66	$75
Quartz	8	5
Other	(19)	(12)
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2014	2013
Segment EBITDA:
Silicones	$66	$75
Quartz	8	5
Other	(19)	(12)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	18	(1)
Restructuring and other costs	(4)	(4)
Total adjustments	14	(5)
Interest expense, net	(76)	(78)
Income tax expense	(8)	(2)
Depreciation and amortization	(41)	(44)
Net loss	$(56)	$(61)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. Non-cash charges primarily represent stock-based compensation expense, unrealized foreign exchange gains and losses and asset disposal gains and losses. For the three months ended March 31, 2014, these items primarily include net unrealized foreign exchange transaction gains related to certain intercompany arrangements. For the three months ended March 31, 2013, these items primarily include net foreign exchange transaction gains and losses and asset disposal charges. For both the three months ended March 31, 2014 and 2013, restructuring and other costs primarily include expenses from the Company’s restructuring and cost optimization programs. For the three months ended March 31, 2014, restructuring and other costs also includes costs associated with restructuring the Company’s capital structure, which were partially offset by a gain related to a claim settlement.

10. Changes in Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans		Foreign Currency Translation Adjustments	Total
Beginning balance	$(37)	$239	$202	$(65)		$245	$180
Other comprehensive income (loss) before reclassifications, net of tax	1	(15)	(14)	—	—	(46)	(46)
Amounts reclassified from Accumulated other comprehensive income, net of tax	—	—	—	1		—	1
Net other comprehensive income (loss)	1	(15)	(14)	1		(46)	(45)
Ending balance	$(36)	$224	$188	$(64)		$199	$135

	Amount Reclassified From Accumulated Other Comprehensive Loss for the Three Months Ended:
Amortization of defined benefit pension and other postretirement benefit items:	March 31, 2014	March 31, 2013	Location of Reclassified Amount in Income
Actuarial losses	$—	$1	(1)
Total before income tax	—	1
Income tax benefit	—	—	Income tax expense
Total	$—	$1

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 8).
11. Income Taxes
The effective tax rate was (17)% and (3)% for the three months ended March 31, 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the three months ended March 31, 2014, income taxes included unfavorable discrete tax adjustments of $8 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the three months ended March 31, 2013, income taxes included favorable discrete tax adjustments of $2 pertaining to the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of March 31, 2014, and is expecting that all earnings will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.

12. Guarantor/Non-Guarantor Subsidiary Financial Information
As of March 31, 2014, the Company had outstanding $1,100 in aggregate principal amount of first-lien notes, $250 in aggregate principal amount of senior secured notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €133 in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of the Company except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, the secured credit facilities are secured by, among other things, most of the assets of the Parent, the guarantor subsidiaries and certain non-guarantor subsidiaries, subject to certain exceptions and permitted liens. There are no significant restrictions on the ability of Parent to obtain funds from its domestic subsidiaries by dividend or loan.

MOMENTIVE PERFORMANCE MATERIALS INC.
MARCH 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$16	$7	$93	$—	$116
Accounts receivable	—	87	247	—	334
Due from affiliates	—	63	197	(253)	7
Inventories:
Raw materials	—	56	78	—	134
Finished and in-process goods	—	120	137	—	257
Deferred income taxes	—	—	6	—	6
Other current assets	2	22	43	—	67
Total current assets	18	355	801	(253)	921
Investment in unconsolidated entities	1,990	—	8	(1,990)	8
Deferred income taxes	—	—	4	—	4
Other long-term assets	—	16	20	—	36
Intercompany loans receivable	70	2,024	543	(2,637)	—
Property and equipment, net	—	433	499	—	932
Goodwill	—	17	367	—	384
Other intangible assets, net	—	77	370	—	447
Total assets	$2,078	$2,922	$2,612	$(4,880)	$2,732
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$1	$75	$157	$—	$233
Due to affiliates	9	32	223	(253)	11
Debt payable within one year	3,075	123	154	—	3,352
Note payable to parent	—	9	—	—	9
Interest payable	97	1	1	—	99
Income taxes payable	—	2	4	—	6
Deferred income taxes	—	—	12	—	12
Accrued payroll and incentive compensation	—	24	24	—	48
Other current liabilities	1	20	50	—	71
Total current liabilities	3,183	286	625	(253)	3,841
Long-term liabilities:
Long-term debt	—	—	6	—	6
Intercompany loans payable	443	173	2,021	(2,637)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	318	—	(318)	—
Pension liabilities	—	143	142	—	285
Deferred income taxes	—	—	84	—	84
Other long-term liabilities	2	12	52	—	66
Total liabilities	3,628	932	2,930	(3,208)	4,282
Total (deficit) equity	(1,550)	1,990	(318)	(1,672)	(1,550)
Total liabilities and (deficit) equity	$2,078	$2,922	$2,612	$(4,880)	$2,732

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $5, respectively)	$2	$—	$92	$—	$94
Accounts receivable	—	88	238	—	326
Due from affiliates	—	66	99	(160)	5
Inventories:
Raw materials	—	50	78	—	128
Finished and in-process goods	—	114	126	—	240
Deferred income taxes	—	—	6	—	6
Other current assets	2	14	45	—	61
Total current assets	4	332	684	(160)	860
Investment in unconsolidated entities	1,983	—	8	(1,983)	8
Deferred income taxes	—	—	3	—	3
Other long-term assets	—	13	20	—	33
Intercompany loans receivable	100	1,939	422	(2,461)	—
Property and equipment, net	—	444	510	—	954
Goodwill	—	—	381	—	381
Other intangible assets, net	—	78	377	—	455
Total assets	$2,087	$2,806	$2,405	$(4,604)	$2,694
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$70	$180	$—	$250
Due to affiliates	4	101	64	(160)	9
Debt payable within one year	3,076	88	86	—	3,250
Interest payable	87	1	—	—	88
Income taxes payable	—	—	6	—	6
Deferred income taxes	—	—	12	—	12
Accrued payroll and incentive compensation	—	23	21	—	44
Other current liabilities	—	26	59	—	85
Total current liabilities	3,167	309	428	(160)	3,744
Long-term liabilities:
Long-term debt	—	—	7	—	7
Intercompany loans payable	397	101	1,963	(2,461)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	261	—	(261)	—
Pension liabilities	—	141	139	—	280
Deferred income taxes	—	—	77	—	77
Other long-term liabilities	3	11	52	—	66
Total liabilities	3,567	823	2,666	(2,882)	4,174
Total (deficit) equity	(1,480)	1,983	(261)	(1,722)	(1,480)
Total liabilities and (deficit) equity	$2,087	$2,806	$2,405	$(4,604)	$2,694

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$265	$481	$(141)	$605
Costs and expenses:
Cost of sales, excluding depreciation	—	190	385	(141)	434
Selling, general and administrative expense	8	43	28	—	79
Depreciation and amortization expense	—	17	24	—	41
Research and development expense	—	12	8	—	20
Restructuring and other costs	1	1	2	—	4
Operating (loss) income	(9)	2	34	—	27
Interest income	—	(41)	(2)	43	—
Interest expense	73	2	44	(43)	76
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(82)	41	(8)	—	(49)
Income tax expense	—	2	6	—	8
(Loss) income before earnings (losses) from unconsolidated entities	(82)	39	(14)	—	(57)
Earnings (losses) from unconsolidated entities, net of taxes	26	(13)	1	(13)	1
Net (loss) income	$(56)	$26	$(13)	$(13)	$(56)
Comprehensive (loss) income	$(70)	$11	$(28)	$17	$(70)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$251	$434	$(115)	$570
Costs and expenses:
Cost of sales, excluding depreciation	—	166	339	(115)	390
Selling, general and administrative expense	4	40	58	—	102
Depreciation and amortization expense	—	18	26	—	44
Research and development expense	—	11	6	—	17
Operating (loss) income	(4)	16	5	—	17
Interest income	—	(39)	—	38	(1)
Interest expense	75	2	40	(38)	79
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(79)	53	(35)	—	(61)
Income tax expense	—	—	2	—	2
(Loss) income before earnings (losses) from unconsolidated entities	(79)	53	(37)	—	(63)
Earnings (losses) from unconsolidated entities, net of taxes	18	(35)	2	17	2
Net (loss) income	$(61)	$18	$(35)	$17	$(61)
Comprehensive loss	$(106)	$(27)	$(56)	$83	$(106)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREEE MONTHS ENDED MARCH 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(18)	$(116)		$66		$—	$(68)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(12)		(15)		—	(27)
Return of capital from subsidiary from sales of accounts receivable	—	15	(a)	—		(15)	—
	—	3		(15)		(15)	(27)
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings	—	—		4		—	4
Borrowings of long-term debt	—	35		70		—	105
Net intercompany loan borrowings (repayments)	32	76		(108)		—	—
Borrowings from parent	—	9		—		—	9
Return of capital to parent from sales of accounts receivable	—	—		(15)	(a)	15	—
	32	120		(49)		15	118
Increase in cash and cash equivalents	14	7		2		—	23
Effect of exchange rate changes on cash and cash equivalents	—	—		(1)		—	(1)
Cash and cash equivalents (unrestricted), beginning of period	2	—		87		—	89
Cash and cash equivalents (unrestricted), end of period	$16	$7		$88		$—	$111

(a)
During the three months ended March 31, 2014, Momentive Performance Materials USA Inc. contributed receivables of $15 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(67)	$34		$(1)		$—	$(34)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(8)		(12)		—	(20)
Purchase of intangible assets	—	(1)		—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	—	13	(a)	—		(13)	—
	—	4		(12)		(13)	(21)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—		(1)		—	(1)
Borrowings of long-term debt	—	65		—		—	65
Net intercompany loan borrowings (repayments)	70	(104)		34		—	—
Long-term debt financing fees	(2)	—		—		—	(2)
Return of capital to parent from sales of accounts receivable	—	—		(13)	(a)	13	—
	68	(39)		20		13	62
Increase (decrease) in cash and cash equivalents	1	(1)		7		—	7
Effect of exchange rate changes on cash and cash equivalents	—	—		(1)		—	(1)
Cash and cash equivalents (unrestricted), beginning of period	1	2		107		—	110
Cash and cash equivalents (unrestricted), end of period	$2	$1		$113		$—	$116

(a)
During the three months ended March 31, 2013, Momentive Performance Materials USA Inc. contributed receivables of $13 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the first quarter of 2014” refers to the three months ended March 31, 2014 and “the first quarter of 2013” refers to the three months ended March 31, 2013.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”), and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to continue as a going concern for the next twelve months, our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings, the ability us and our subsidiaries to successfully execute a plan of reorganization with respect to Chapter 11 proceedings, our ability to obtain additional financing, the potential adverse effects of Chapter 11 proceedings on our liquidity, results of operations, brand or business prospects, the ability to execute our businesses and restructuring plan, increased legal costs related to the Bankruptcy Filing and other potential litigation, our ability to maintain contracts that are critical to our operations and to maintain normal terms with customers, suppliers and service providers, our ability to maintain product reliability and quality and to retain key executives, managers and employees, and the ability of our non-U.S. subsidiaries to continue to operate their businesses in the normal course, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., pricing actions by our competitors that could affect our operating margins and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Bankruptcy Filing and Going Concern
Based on our current liquidity position as of March 31, 2014 and projections of operating results and cash flows in 2014, as well as the Bankruptcy Filing, there is substantial doubt about our ability to continue as a going concern for the next twelve months. Our current projections of operating results, cash flows and liquidity are not expected to be sufficient to fund our most significant cash obligations necessary to continue as a going concern. To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure.
On April 13, 2014, MPM Holdings, the Company and certain of our U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 proceedings are being jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
As part of the Bankruptcy Filing, we and certain of our subsidiaries have entered into the DIP Facilities. The DIP Facilities are comprised of a $270 asset-based revolving loan and a $300 term loan. We have received interim authorization from the Court to access up to $430 of the $570 DIP Facilities. Access to the full amount of the DIP Facilities is contingent upon Court approval.

Overview and Outlook
Business Overview
Momentive Performance Materials Inc., a Delaware corporation, together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”) is one of the world’s largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,500 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, The Home Depot and Lowe's.
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC, the parent company of Momentive Specialty Chemicals Inc. (“MSC”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2014 remains unchanged from 2013, which was 57% for MSC and 43% for us.
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $65 of cost savings in connection with the Shared Services Agreement, and through March 31, 2014, we have fully realized all of these savings. Despite the Bankruptcy Filing, we expect the Shared Services Agreement to continue in effect and for the majority of the savings from these synergies to continue.
First Quarter of 2014 Overview

•
To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure. Specifically, in addition to the Bankruptcy Filing, we have entered into the DIP ABL Facility and the DIP Term Loan Facility (as further described in Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q) to provide liquidity throughout the Chapter 11 process. We have also entered into the Support Agreement (as further described in Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q) to facilitate support for a reorganization plan.

•
Net sales increased $35 in the first quarter of 2014, as compared to the first quarter of 2013, primarily due to improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement primarily in Europe, as well as improving demand in the semiconductor market.

•
Segment EBITDA decreased $13 in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to inflation in raw material costs in the first quarter of 2014, and was partially offset by the impact of the net sales increase discussed above.

•
As of March 31, 2014, we have realized cumulative cost savings of $65 as a result of the Shared Services Agreement with MSC and $32 in cost savings as a result of other initiatives. As of March 31, 2014, we have approximately $4 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 9 to 12 months.

•	Future growth initiatives include:

▪
The expansion of our site in Termoli, Italy to add the capability to manufacture NXT* Silane, which is an innovative product used in the production of tires, and can offer tire manufacturers the ability to reduce rolling resistance without loss of wet traction, as well as deliver benefits in the tire manufacturing process. The site expansion will double our current NXT* Silane manufacturing capacity and is expected to be completed in late 2015.

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
Due to continued worldwide economic volatility and uncertainty, the outlook for 2014 for our business is difficult to predict. Although we expect certain global markets to begin to stabilize, a continued lack of consumer confidence and overcapacity in our industry could continue to negatively impact the results of both of our businesses. However, we remain focused on gaining productivity efficiencies to reduce material costs and improve margins, and expect moderate increases in volumes in 2014 as compared to 2013 due to expected growth within the construction and transportation markets.
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
In response to the uncertain economic outlook, we continue to execute restructuring and cost reduction programs, with $4 of in-process cost savings. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
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

Matters Impacting Comparability of Results

Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese Yen. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$605	100%	$570	100%
Costs and expenses:
Cost of sales, excluding depreciation and amortization	434	72%	390	68%
Selling, general and administrative expense	79	13%	98	17%
Depreciation and amortization expense	41	7%	44	8%
Research and development expense	20	3%	17	3%
Restructuring and other costs	4	1%	4	1%
Operating income	27	5%	17	3%
Interest expense, net	76	13%	78	14%
Total non-operating expense	76	13%	78	14%
Loss before income taxes and earnings from unconsolidated entities	(49)	(8)%	(61)	(11)%
Income tax expense	8	1%	2	—%
Loss before earnings from unconsolidated entities	(57)	(9)%	(63)	(11)%
Earnings from unconsolidated entities, net of taxes	1	—%	2	—%
Net loss	$(56)	(9)%	$(61)	(11)%
Other comprehensive loss	$(14)		$(45)
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Net Sales
Net sales in the first quarter of 2014 increased $35, or 6%, compared to the first quarter of 2013. The increase was primarily due to an increase in volume of $42, partially offset by unfavorable exchange rate fluctuations of $4, and a decrease in price and mix shift of $3. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe, as well as improving demand in the semiconductor market.
Operating Income
In the first quarter of 2014, cost of sales, excluding depreciation increased by $44 compared to the first quarter of 2013. The increase was primarily due to the increase in volumes discussed above, as well as unfavorable exchange rate fluctuations and inflation of raw material and processing costs. Selling, general and administrative expense and depreciation and amortization expense for the first quarter of 2014 decreased by $19 compared to the first quarter of 2013. The decrease was primarily due foreign currency gains related to certain intercompany arrangements for which we are no longer able to assert permanent reinvestment due to the substantial doubt about our ability to continue as a going concern for the next twelve months, as well as lower depreciation and amortization expenses of $3. Research and development expense for the first quarter of 2014 increased by $3 compared to the first quarter of 2013 primarily related to timing of new projects. Restructuring and other costs for the first quarter of 2014 remained flat compared to the first quarter of 2013. For the first quarter of 2014, these costs were primarily related to one-time charges for services and certain costs associated with restructuring our capital structure, partially offset by a gain related to a claim settlement. For the first quarter of 2013, these costs were primarily related to one-time expenses for services and integration costs.
Non-Operating Expense
In the first quarter of 2014, interest expense decreased by $2 compared to the first quarter of 2013. The decrease was primarily driven by the write-off of unamortized deferred financing fees and debt discounts in the fourth quarter of 2013, which resulted in no amortization expense being recognized related to these items in the first quarter of 2014.
Income Tax Expense
The effective tax rate was (17)% and (3)% for the first quarter of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first quarter of 2014, income taxes included unfavorable discrete tax adjustments of $8 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the first quarter of 2013, income taxes included favorable discrete tax adjustments of $2 pertaining to the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of March 31, 2014, and are expecting that all earnings will be repatriated to the U.S. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Loss
For the first quarter of 2014, foreign currency translation negatively impacted other comprehensive income by $15, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen as it relates to certain intercompany arrangements. For the first quarter of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $1, primarily due to minor gains recognized related to certain postretirement benefit plans.
For the first quarter of 2013, foreign currency translation negatively impacted other comprehensive income by $46, primarily due to strengthening of the U.S. dollar against the Japanese yen and the euro. For the first quarter of 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $1, primarily due to the amortization of actuarial losses recorded in prior periods.
Results of Operations by Business
Following are net sales and Segment EBITDA by business. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among businesses. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.

	Three Months Ended March 31,
	2014	2013
Net Sales(1):
Silicones	$557	$528
Quartz	48	42
Total	$605	$570

Segment EBITDA:
Silicones	$66	$75
Quartz	8	5
Other	(19)	(12)

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013 Business Results
Following is an analysis of the percentage change in sales by business from the three months ended March 31, 2013 to the three months ended March 31, 2014:

	Volume	Price/Mix	Currency Translation	Total
Silicones	7%	(1)%	(1)%	5%
Quartz	14%	—%	—%	14%
Silicones
Net sales in the first quarter of 2014 increased $29, or 5%, compared to the first quarter of 2013. The increase was primarily due to an increase in volume of $36, partially offset by unfavorable exchange rate fluctuations of $4 and a decrease in price and mix shift of $3. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe.
Segment EBITDA in the first quarter of 2014 decreased by $9 to $66 compared to the first quarter of 2013. The decrease was primarily due to inflation in raw material costs in the first quarter of 2014, which was partially offset by the increase in net sales discussed above.

Quartz
Net sales in the first quarter of 2014 increased $6, or 14%, compared to the first quarter of 2013. The increase was primarily due to a increase in volume of $6 driven by slightly improving demand in the semiconductor market.
Segment EBITDA in the first quarter of 2014 increased by $3 to $8 compared to the first quarter of 2013. The increase was primarily due to the increase in sales discussed above, partially offset by decreased productivity in processing costs.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $7 to $19 compared to the first quarter of 2013 primarily due to an increase in unallocated shared service costs.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	2014	2013
Segment EBITDA:
Silicones	$66	$75
Quartz	8	5
Other	(19)	(12)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	18	(1)
Restructuring and other costs	(4)	(4)
Total adjustments	14	(5)
Interest expense, net	(76)	(78)
Income tax expense	(8)	(2)
Depreciation and amortization	(41)	(44)
Net loss	$(56)	$(61)
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. Non-cash charges primarily represent stock-based compensation expense, unrealized foreign exchange gains and losses and asset disposal gains and losses. For the three months ended March 31, 2014, these items primarily include net unrealized foreign exchange transaction gains related to certain intercompany arrangements. For the three months ended March 31, 2013, these items primarily include net foreign exchange transaction gains and losses and asset disposal charges. For both the three months ended March 31, 2014 and 2013, restructuring and other costs primarily include expenses from our restructuring and cost optimization programs. For the three months ended March 31, 2014, restructuring and other costs also includes costs associated with restructuring our capital structure, which were partially offset by a gain related to a claim settlement.

Liquidity and Capital Resources
 We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our credit facilities. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At March 31, 2014, we had $3,367 of debt. Accordingly, we have significant debt service obligations. In addition, at March 31, 2014, we had $115 in liquidity, consisting of the following:
•$111 of unrestricted cash and cash equivalents (of which $88 is maintained in foreign jurisdictions); and
•$4 of borrowings available under our senior secured revolving credit facilities (without triggering the financial maintenance covenant under the ABL Facility).
A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payables) at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	% of LTM Net Sales	December 31, 2013	% of LTM Net Sales
Accounts receivable	$334	14%	$326	14%
Inventories	391	16%	368	15%
Accounts payable	(233)	(10)%	(250)	(10)%
Net working capital	$492	20%	$444	19%
The increase in net working capital of $48 from December 31, 2013 was due primarily to an increase in inventory levels and accounts receivable to meet increased volumes and demand levels. Additionally, accounts payable decreased due to increased pressure on payment terms from our vendors driven by our recent credit downgrade.To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables. In April 2014, we sold approximately $51 of accounts receivable to a subsidiary of Momentive Holdings and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables are fully collected by the subsidiary of Momentive Holdings.

Short-term Outlook
Bankruptcy Filing and Going Concern
Based on our current liquidity position as of March 31, 2014, and projections of operating results and cash flows in 2014, there is substantial doubt about our ability to continue as a going concern for the next twelve months. Our current projections of operating results, cash flows and liquidity are not expected to be sufficient to fund our most significant cash obligations necessary to continue as a going concern. To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure.
On April 13, 2014, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 proceedings are being jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
As part of the Bankruptcy Filing, we and certain of our subsidiaries have obtained debtor-in-possession financing (“DIP Facilities”). The DIP Facilities are comprised of a $270 asset-based revolving loan and a $300 term loan. We have received interim authorization from the Court to access up to $430 of the $570 DIP Facilities. Access to the full amount of the DIP Facilities is contingent upon Court approval.
As a result of the substantial doubt about our ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure our balance sheet and capital structure, our expected cash outflows related to debt service in 2014 are difficult to predict at this time. Despite the Chapter 11 filing, we do expect to make interest payments under the DIP Facilities and our first lien notes during 2014, the first payment of which was made in April 2014. We have ceased making interest payments on certain of our other notes. We plan to fund our ongoing operations through available borrowings under our DIP Facilities as well as cash generated from operations.
We currently expect to emerge from Chapter 11 in late 2014; however, this will be contingent upon numerous factors including, many of which are out of our control. Major factors include obtaining the Court’s approval of a Chapter 11 plan of reorganization to be proposed by the Debtors, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy. We also may need to obtain a new credit facility, or “exit financing.”  Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. The plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which such plan is confirmed.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2014	2013
Sources (uses) of cash:
Operating activities	$(68)	$(34)
Investing activities	(27)	(21)
Financing activities	118	62
Effect of exchange rates on cash flow	(1)	(1)
Net increase in cash and cash equivalents	$22	$6
Operating Activities
In the first three months of 2014, operations used $68 of cash. Net loss of $56 included $24 of non-cash expense items, of which $41 was for depreciation and amortization, and $6 for deferred income taxes. These items were partially offset by $23 of unrealized foreign currency gains. Net working capital (defined as accounts receivable and inventory less accounts payable) used $52 of cash, driven by increases in inventory of $22 and accounts receivable of $30. Changes in other assets and liabilities and due to/from affiliates provided $16, and were driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.
In the first three months of 2013, operations used $34 of cash. Net loss of $61 included $49 of non-cash expense items, of which $44 was for depreciation and amortization, $3 was for unrealized foreign currency losses and $1 was for deferred income taxes. Net working capital used $20 of cash driven by an increase in inventory of $34 and an increase in accounts receivable of $22, partially offset by an increase in accounts payables of $36. Changes in other assets and liabilities and due to/from affiliates payable used cash of $2, and were driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes, pension plan contributions and restructuring expenses.
Investing Activities
In the first three months of 2014, investing activities used $27, all of which was spent for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (of which $9 represented current year asset additions, with the remainder spent on asset additions made in prior periods).
In the first three months of 2013, investing activities used $21. We spent $20 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects. We also spent $1 on the acquisition of intangible assets.
Financing Activities
In the first three months of 2014, financing activities provided $118. Net short-term debt borrowings were $4, and net long-term debt borrowings were $105, which primarily consisted of net borrowings under our ABL Facility and our Cash Flow Facility. We also received cash of $9 related to a loan from our parent.
In the first three months of 2013, financing activities provided $62. Net long-term debt borrowings were $65, which were all related to our prior revolving credit facility. We also paid $2 of debt issuance costs and had net repayments of short-term borrowings of $1.
At March 31, 2014, our senior secured revolving credit facilities consisted of our $270 ABL Facility and our $75 Cash Flow Facility. The ABL Facility and Cash Flow Facility, which were entered into in April 2013, replaced our prior senior secured credit facility that consisted of a $300 revolving credit facility and a $33 synthetic letter of credit facility. At March 31, 2014, there were $165 of borrowings outstanding under the ABL Facility and $75 of borrowings outstanding under the Cash Flow Facility at March 31, 2014. The outstanding letters of credit under the ABL Facility at March 31, 2014 were $67, leaving unused borrowing capacity under the ABL Facility and Cash Flow Facility of $4 (without triggering the financial maintenance covenant under the ABL Facility). In April 2014, we entered into the DIP ABL Facility, which amended and restated our existing ABL Facility, and the DIP Term Loan Facility.
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
Covenants under our Senior Secured Credit Facilities and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios (depending on certain conditions). Payment of borrowings under our senior secured credit facilities and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreements governing our senior secured credit facilities include the failure to pay principal and interest when due, a material breach of a representation or warranty, events of bankruptcy, a change of control and most covenant defaults, including the issuance of an opinion by our independent registered public accounting firm which contains qualifications as to our ability to continue as a going concern and the failure to furnish our financial statements to the lenders within 95 days of our fiscal year end. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
Our auditors, PricewaterhouseCoopers LLP, have expressed in their opinion to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 that there is substantial doubt about our ability to continue as a going concern for the next twelve months. Additionally, we did not furnish our financial statements for the fiscal year ended December 31, 2013 to the lenders under the ABL Facility and Cash Flow Facility within the required time frame of 95 days from such fiscal year end. Both of these events trigger a violation of the covenants under our ABL Facility and Cash Flow Facility. If such covenant violations are not waived or cured within a specified cure period, such violations may give rise to an acceleration under our ABL Facility and Cash Flow Facility and may also trigger cross-acceleration clauses under the indentures that govern our notes. Accordingly, we have obtained waivers of these covenant violations from our lenders under the ABL Facility and Cash Flow Facility. Pursuant to such waivers, the lenders also agreed, subject to certain conditions and/or ongoing covenants and termination events, to waive any defaults or events of default arising under the ABL Facility or the Cash Flow Facility as a result of the commencement of a Chapter 11 filing.
Each of the DIP ABL Facility and DIP Term Loan Facility has two financial maintenance covenants, consisting of a minimum EBITDA covenant calculated on a cumulative basis beginning with May 1, 2014 and tested monthly commencing as of August 31, 2014 and a minimum liquidity covenant of $50 tested at the close of each business day. The ABL Facility did not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time was less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the credit agreement governing the ABL Facility was generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis and calculated as of the last day of the applicable fiscal quarter. The Exit ABL Facility is expected to have the same financial maintenance covenant as the ABL Facility. We do not currently meet such minimum ratio, and therefore we do not expect to allow our availability under the Exit ABL Facility to fall below such levels.
The financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio”. Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1.0 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). Although we were not required to meet such ratio requirement, as of March 31, 2014, we had a Senior Secured Leverage Ratio of 5.91 to 1.0 under the Cash Flow Facility.
In addition to the financial maintenance covenants described above, we are also subject to certain incurrence tests under the credit agreements governing our senior secured credit facilities and the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing our notes contain an incurrence test that restricts our ability to incur indebtedness or make investments, among other actions, if we do not maintain an Adjusted EBITDA to Fixed Charges ratio (measured on a LTM basis) of at least 2.00 to 1.00. The Adjusted EBITDA to Fixed Charges ratio under the indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on a LTM basis. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under our senior secured revolving credit facilities.
At March 31, 2014, we were in compliance with all covenants under the credit agreements governing the ABL Facility and the Cash Flow Facility and under the indentures governing the notes.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Senior Secured net Debt to Adjusted EBITDA (as calculated under our credit agreements and as substantially calculated under our indentures) for the period presented:

March 31, 2014
LTM Period
Net loss	$(460)
Interest expense, net	392
Income tax expense	110
Depreciation and amortization	168
EBITDA	210
Restructuring and other costs (a)	21
Non cash charges (b)	(9)
Pro forma savings from other initiatives (c)	4
Exclusion of Unrestricted Subsidiary results (d)	(14)
Adjusted EBITDA	$212

Key calculations under the Credit Agreement governing the Cash Flow Facility
Total Senior Secured Net Debt	$1,253
Senior Secured Leverage Ratio as of March 31, 2014 (e)	5.91

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure.

(b)	Non-cash items include the effects of realized foreign exchange activity, stock-based compensation expense, unrealized derivative gains and losses and asset impairments and disposals.

(c)
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

(e)
The Senior Secured Leverage Ratio measures the ratio of Senior Secured Net Debt to Adjusted EBITDA. The Senior Secured Leverage Ratio maintenance covenant under the Cash Flow Facility will not begin to apply until the third quarter of 2014.

Recently Issued Accounting Standards
There were no newly issued accounting standards in the first quarter of 2014 applicable to our unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2013 was provided in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to such disclosure during the first three months of 2014.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material developments during the first quarter of 2014 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 1A.    Risk Factors
Except as noted below, the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”) have not materially changed since we filed the 10-K. See Item 1A to Part I of the 10-K for a complete discussion of these risk factors.

Our filing of voluntary petitions for relief under Chapter 11 and our ability to successfully emerge as a stronger, leaner company is subject to a number of risks and uncertainties.
On April 13, 2014, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings are being jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
We are subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11, which may lead to potential adverse effects on our liquidity, results of operations or business prospects. We cannot assure you of the outcome of our Chapter 11 proceedings. Risks associated with the Chapter 11 filing include the following:

•	our ability to continue as a going concern;

•	our ability to obtain bankruptcy court approval with respect to motions in the Chapter 11 proceedings and the outcomes of bankruptcy court rulings of the proceedings in general;

•	the length of time we will operate under the Chapter 11 proceedings and our ability to successfully emerge;

•	our ability to consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings;

•	risks associated with third party motions in Chapter 11 proceedings, which may interfere with the Plan;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	our ability to obtain bankruptcy court approval to access the full amount of the DIP Facilities;

•	increased costs related to the bankruptcy filing and other litigation;

•	our ability to manage contracts that are critical to our operation, to obtain and maintain appropriate terms with customers, suppliers and service providers;

•	our ability to maintain the cost savings achieved under the shared services agreement with MSC;

•	whether our foreign subsidiaries continue to operate their business in the normal course;

•	the outcome of all pre-petition claims against us; and

•	our ability to maintain existing customers, vendor relationships and expand sales to new customers.
The Chapter 11 proceedings may disrupt our business and may materially and adversely affect our operations.
We have attempted to minimize the adverse effect of our Chapter 11 reorganization on our relationships with our employees, suppliers, customers and other parties. Nonetheless, our relationships with our customers, suppliers and employees may be adversely impacted and our operations could be materially and adversely affected. In addition, the continuation of our reorganization could negatively affect our ability to attract new employees and retain existing high performing employees.
The Chapter 11 proceedings limit the flexibility of our management team in running our business.
While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process delays major transactions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may not be able to obtain Bankruptcy Court confirmation of the Plan or may have to modify the terms of the Plan.
Even if approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion, may choose not to confirm the Plan. Bankruptcy Code Section 1129 requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization for us, MPM Holdings and our subsidiaries, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if we, MPM Holdings and our subsidiaries liquidated under Chapter 7 of the Bankruptcy Code. Although we believe that the Plan satisfies such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.
Confirmation of the Plan is also subject to certain conditions. These conditions may not be met and there can be no assurance that Apollo and a majority of the Consenting Noteholders will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment of any non-accepting class, as well as any classes junior to such non-accepting class, than the treatment currently provided in the Plan. Such less favorable treatment could include a distribution of property (including the new common stock) to the class affected by the modification of a lesser value than currently provided in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy.
We have achieved significant cost savings as a result of the Shared Services Agreement with MSC and expect additional cost savings from our other cost reduction programs. If the Shared Services Agreement is terminated or materially amended or we are unable to achieve cost savings from our other cost reduction programs, it could have a material adverse effect on our business operations, results of operations, and financial condition.
In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we provide to MSC and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have achieved significant cost savings under the Shared Services Agreement with MSC, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MSC (or us), without cause, on not less than thirty days prior written notice subject to a one year transition assistance period and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). If the Shared Services Agreement is terminated or materially amended, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer provided by MSC, and would lose the benefits generated under the agreement at the time.
Furthermore, we have not yet realized all of the cost savings and synergies we expect to achieve from our other cost reduction programs. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; and other unexpected costs associated with operating our business.
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
We may be unable to maintain compliance with the financial maintenance or other covenants in our DIP Facilities, which could result in an event of default under the credit agreements governing such facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
In addition to standard financing covenants and events of default, the DIP Facilities also provide for (i) periodic deliveries by us of various financial statements set forth in the credit agreements for each of the DIP Facilities, (ii) specific milestones that we must achieve by specific target dates and (iii) certain baskets and exceptions to the negative covenants, such as debt and investments, not being available before the plan of reorganization is confirmed. We are also required to comply with a minimum EBITDA covenant calculated on a cumulative basis beginning with May 1, 2014 and tested monthly commencing as of August 31, 2014 and a minimum liquidity covenant of $50 tested at the close of each business day. If we breach any such covenants and such breach is not cured or waived, the lenders under such credit facilities:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under such DIP Facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder; and/or

•	could apply all of our available cash that is subject to the cash sweep mechanism of such DIP Facility to repay these borrowings;
any or all of which would have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
Backstop Commitment Agreement
On May 9, 2014, the Company entered into the Backstop Commitment Agreement (the “BCA”), among the Company, MPM Holdings and the commitment parties party thereto (the “Commitment Parties”). The BCA provides that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, each Commitment Party will purchase from the Company (on a several and not joint basis) its pro rata portion of the new common stock of the reorganized Company (the “New Common Stock”) that is not otherwise purchased in connection with a $600 million rights offering for New Common Stock to be made in connection with the Plan (the “Unsubscribed Shares”).  In consideration for their commitment to purchase the Unsubscribed Shares, the Commitment Parties will receive a commitment premium equal to $30 million. The commitment premium is payable in shares of New Common Stock; provided, that, if the BCA is terminated under certain circumstances, the commitment premium will be payable in cash.  The Company has agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with the negotiation, preparation and implementation of the rights offering, the Plan and any related efforts.  In addition, the BCA requires the Company to indemnify the Commitment Parties for certain losses, claims, damages, liabilities and costs and expenses arising out of or in connection with the BCA and the Plan.
DIP ABL Facility Amendment
On May 12, 2014, Momentive Performance Materials Inc. (the “Company”) entered into the First Amendment (the “Amendment”), among the Company, MPM Holdings, Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, Momentive Performance Materials Quartz GmbH, Momentive Performance Materials Nova Scotia ULC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders under the Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014 (the “DIP ABL Facility”).  The Amendment became effective on May 12, 2014 and makes non-substantive modifications to the DIP ABL Facility.
Reorganization Plan
On May 12, 2014, the Company filed the Plan with the Court, along with an accompanying proposed disclosure statement with respect to the Plan, each of which are subject to Court approval, and may be amended from time to time prior to such approval. The Plan provides, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company, each consistent with the terms set forth in the Support Agreement which are further described in Note 2 in Item 1 of this Quarterly Report on Form 10-Q.
Item 6.    Exhibits

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Attached as Exhibit 101 to this report are documents formatted in XBRL(Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	May 14, 2014	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)