Form 10-Q
period 2014-06-30
Momentive Performance Materials Inc.
filed 2014-08-13
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on August 1, 2014, was 100 shares, all of which were held by Momentive Performance Materials Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $5)	$117	$94
Accounts receivable (net of allowance for doubtful accounts of $4)	367	331
Inventories:
Raw materials	157	128
Finished and in-process goods	258	240
Deferred income taxes	6	6
Other current assets	84	61
Total current assets	989	860
Investment in unconsolidated entities	9	8
Deferred income taxes	3	3
Other long-term assets	25	33
Property and equipment:
Land	77	77
Buildings	380	377
Machinery and equipment	1,604	1,582
	2,061	2,036
Less accumulated depreciation	(1,139)	(1,082)
	922	954
Goodwill	386	381
Other intangible assets, net	437	455
Total assets	$2,771	$2,694
Liabilities and Deficit
Current liabilities:
Accounts payable	$226	$259
Debt payable within one year	1,705	3,250
Interest payable	29	88
Income taxes payable	7	6
Deferred income taxes	12	12
Accrued payroll and incentive compensation	39	44
Other current liabilities	98	85
Total current liabilities	2,116	3,744
Long-term liabilities:
Long-term debt	6	7
Pension and post employment benefit obligations	143	280
Deferred income taxes	90	77
Other long-term liabilities	55	66
Liabilities subject to compromise	2,019	—
Total liabilities	4,429	4,174
Commitments and contingencies (See Note 9)
Deficit
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	713	716
Accumulated other comprehensive income	189	202
Accumulated deficit	(2,560)	(2,398)
Total deficit	(1,658)	(1,480)
Total liabilities and deficit	$2,771	$2,694
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net sales	$637	$610	$1,242	$1,180
Costs and expenses:
Cost of sales, excluding depreciation and amortization	460	443	894	833
Selling, general and administrative expense	89	94	168	192
Depreciation and amortization expense	42	43	83	87
Research and development expense	19	16	39	33
Restructuring and other costs	10	4	14	8
Operating income	17	10	44	27
Interest expense, net (contractual interest of $78 and $154 for the three and six months ended June 30, 2014, respectively)	41	79	117	157
Other non-operating income, net	—	(1)	—	(1)
Reorganization items, net	70	—	70	—
Loss before income taxes and earnings from unconsolidated entities	(94)	(68)	(143)	(129)
Income tax expense	13	3	21	5
Loss before earnings from unconsolidated entities	(107)	(71)	(164)	(134)
Earnings from unconsolidated entities, net of taxes	1	1	2	3
Net loss	$(106)	$(70)	$(162)	$(131)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net loss	$(106)	$(70)	$(162)	$(131)
Other comprehensive income (loss), net of tax:
Foreign currency translation	1	(18)	(14)	(64)
(Loss) gain recognized from pension and postretirement benefits	—	(3)	1	(2)
Other comprehensive income (loss)	1	(21)	(13)	(66)
Comprehensive loss	$(105)	$(91)	$(175)	$(197)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows used in operating activities
Net loss	$(162)	$(131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	87
Non-cash reorganization items, net	49	—
Deferred income tax expense (benefit)	13	(3)
Unrealized foreign currency (gains) losses	(27)	4
DIP Facility financing fees included in net loss	19	—
Other non-cash adjustments	(1)	4
Net change in assets and liabilities:
Accounts receivable	(43)	(39)
Inventories	(45)	(40)
Accounts payable	36	56
Due to/from affiliates	9	2
Income taxes payable	4	—
Other assets, current and non-current	(12)	(6)
Other liabilities, current and non-current	(33)	—
Net cash used in operating activities	(110)	(66)
Cash flows provided by (used in) investing activities
Capital expenditures	(48)	(39)
Purchases of intangible assets	(1)	(2)
Consolidation of variable interest entity	50	—
Proceeds from sale of business	12	—
Change in restricted cash	—	(5)
Proceeds from sale of assets	1	—
Net cash provided by (used in) investing activities	14	(46)
Cash flows provided by financing activities
Net short-term debt borrowings (repayments)	303	(1)
Borrowings of long-term debt	105	279
Repayments of long-term debt	(220)	(247)
Repayment of affiliated debt	(50)	—
Long-term debt financing fees	—	(11)
DIP Facility financing fees	(19)	—
Proceeds from capital contribution	—	102
Net cash provided by financing activities	119	122
Increase in cash and cash equivalents	23	10
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Cash and cash equivalents (unrestricted), beginning of period	89	110
Cash and cash equivalents (unrestricted), end of period	$112	$118
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$131	$149
Income taxes, net of refunds	5	4
Professional fees related to reorganization items	2	—
Non-cash investing activity:
Capital expenditures included in accounts payable	$9	$9

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2013	$—	$716	$202	$(2,398)	$(1,480)
Net loss	—	—	—	(162)	(162)
Other comprehensive loss	—	—	(13)	—	(13)
Sale of business to related party (see Note 6)	—	(3)	—	—	(3)
Balance as of June 30, 2014	$—	$713	$189	$(2,560)	$(1,658)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
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
Going Concern

At June 30, 2014, Company believed that, under its current capital structure, there was significant doubt about its ability to continue as a going concern for the next 12 months. The unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Facilities (see Note 2), the Court’s confirmation of the Company’s Plan (see Note 2) and the Company’s ability to successfully implement the Plan and obtain exit financing, among other factors.
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
Subsequent to the Petition Date, the Company received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, certain customer obligations, obligations to certain logistics providers and pre-petition amounts owed to certain critical vendors. The Company also expects to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the Petition Date. The Company has retained legal, financial and tax professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Court approval to retain additional professionals as deemed necessary.

Consequences of the Bankruptcy Filing
The Bankruptcy Filing constituted an event of default that accelerated the Company’s obligations under its First Lien Notes, Senior Secured Notes, Springing Lien Notes and Senior Subordinated Notes (collectively, the “Notes”) (see Note 8). The Notes provide that as a result of the Bankruptcy Filing the principal and interest due thereunder shall be immediately due and payable; however, any efforts to enforce such payment obligations under the Notes are automatically stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the Notes are subject to the applicable provisions of the Bankruptcy Code. Absent an order from the Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to Court approval, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Company’s unaudited Condensed Consolidated Financial Statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications of assets and liabilities in the Company’s unaudited Condensed Consolidated Financial Statements.
The United States Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Court affecting the Debtors. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Court in the future or on any reorganization plan.
Debtor-in-Possession Financing
DIP ABL Facility
In connection with the Bankruptcy Filing, on April 15, 2014, the Debtors entered into an amended and restated senior secured debtor-in-possession and exit asset-based revolving credit agreement (the “DIP ABL Facility”), which amends and restates the Company’s existing asset-based revolving loan facility (the “ABL Facility”).
The DIP ABL Facility has a 12 month term unless, prior to the end of such 12 month period, a reorganization plan is confirmed pursuant to an order entered by the Court and subsequently consummated, in which case, the DIP ABL Facility will terminate on the date of such consummation, unless the Company exercises its option to convert the DIP ABL Facility into an exit asset-based revolving facility (the “Exit ABL Facility”), in which case, upon the effectiveness of the Exit ABL Facility, the term will be five years after such effective date. The maximum availability under the DIP ABL Facility is $270. The DIP ABL Facility is also subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
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
DIP Term Loan Facility
In connection with the Bankruptcy Filing, on April 15, 2014, the Company entered into a senior secured debtor-in-possession term loan agreement, as amended (the “DIP Term Loan Facility”) (collectively with the DIP ABL Facility, the “DIP Facilities”). The DIP Term Loan Facility was used in part to repay in full the outstanding obligations under the Company’s existing ABL Facility.
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
The Company has authorization from the Court to access the full amount of the DIP Facilities, and as of June 30, 2014, $300 is outstanding under the DIP Term Loan Facility and no amounts are outstanding under the DIP ABL Facility.
Reorganization Plan and Restructuring Support Agreement
In order for the Company to emerge successfully from Chapter 11, it must obtain the Court’s confirmation of a Chapter 11 plan of reorganization proposed by the Debtors (as amended, supplemented or modified, the “Plan”), which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the Plan, the Company may require one or more new credit facilities or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. The financial institutions which arranged the DIP Facilities have committed to provide $1 billion in exit financing in the form of a term loan, and, in addition, the Company also has the option to convert the DIP ABL Facility into the Exit ABL Facility, each subject to certain terms and conditions. Furthermore, certain financial institutions have also committed to provide $250 in second lien exit facility proceeds to the extent needed by the Debtors to consummate the Plan. The Plan will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which the Plan is confirmed.
On June 23, 2014,  the Company filed with the Court an amended version of the Plan and accompanying disclosure statement (the “Disclosure Statement”), both of which were originally filed with the Court on May 12, 2014. The Plan provides, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company, each consistent with the terms set forth in the Support Agreement (defined below) which are further described below. The Plan is intended to enable the Debtors to continue business operations without the likelihood of need for further financial reorganization.
On June 23, 2014, the Court issued an order (the “Disclosure Statement Order”) (a) approving the Disclosure Statement; (b) establishing August 18, 2014 as the date of commencement of the hearing to approve the Plan (the “Confirmation Hearing”); (c) establishing the procedures for solicitation and tabulation to accept or reject the Plan, including setting July 28, 2014 as the voting deadline (the “Voting Deadline”); (d) establishing the deadline, July 28, 2014, and the procedures for filing objections to confirmation of the Plan; (e) approving the rights offering procedures (see Restructuring Support Agreement below) and (f) granting related relief necessary to the Company to implement the order.
Pursuant to the Disclosure Statement Order, the Voting Deadline has passed. Pursuant to the Plan, only four classes of holders of claims against the Debtors were entitled to vote to accept or reject the Plan. Two classes of holders of claims (including holders of the Springing Lien Notes) voted unanimously to approve the Plan whereas two classes of holders of claims voted to reject the Plan (including holders of the First Lien Notes and Senior Secured Notes). The two classes of holders of claims that rejected the Plan will receive, pursuant to the Plan, certain replacement notes in satisfaction of their claims against the Debtors, the terms of which will be further addressed at the Confirmation Hearing. Four of the remaining classes of holders of claims against the Debtors are unimpaired by the Plan and thus deemed to have accepted the Plan. In addition, three classes of holders of claims will not receive any distributions under the Plan and are deemed to have rejected the Plan. Despite the rejection or deemed rejection of the Plan by certain classes of holders of claims, the Bankruptcy Code provides for the Plan to be approved if it meets certain requirements. The Court will make a determination at or following the Confirmation Hearing regarding whether the Plan meets all requirements for approval. While the Company believes that the Plan is fair, equitable, and meets all requirements of the Bankruptcy Code, there can be no assurance that the Company will be able to secure confirmation of the Plan from the Court.
Restructuring Support Agreement
In connection with the Bankruptcy Filing, the Debtors entered into a Restructuring Support Agreement, dated as of April 13, 2014, (as amended, supplemented or otherwise modified, the “Support Agreement”), among the Debtors, certain affiliates of Apollo Global Management, LLC (the “Apollo Entities”) and certain holders of the Company’s 9.0% Second-Priority Springing Lien Notes due 2021 and 9.5% Second-Priority Springing Lien Notes due 2021 (collectively, the “Second Lien Notes”) that are not Apollo Entities (the “Consenting Noteholders” and, together with the Apollo Entities, the “Plan Support Parties”) providing that the Plan Support Parties, which hold approximately 90% in dollar amount of the Second Lien Notes, will support, and vote in favor of the Plan.
Pursuant to the terms of the Support Agreement, the Plan Support Parties were required to not only vote in favor of the Plan, but were also prohibited, from among other things, opposing confirmation of the Plan. The Debtors, in turn, agreed to propose the Plan which provides for (a) payment in full in cash to the Debtors’ general unsecured trade creditors and holders of claims arising from the Company’s $75 revolving credit facility, (b) either payment in full in cash or by delivery of replacement notes to holders of 8.875% First-Priority Senior Secured Notes due 2020 and 10% Senior Secured Notes due 2020, (c) conversion of the Second Lien Notes into the new equity of the reorganized Debtors (subject to dilution by a management incentive plan and the new equity to be issued by the rights offering described below), (d) subscription rights to holders of Second Lien Notes in a $600 (the “Rights Offering Amount”) rights offering, giving such holders the opportunity to purchase a percentage of the new equity of the reorganized Debtors at a price per share determined by using the pro forma capital structure and an enterprise value of $2.2 billion and applying a 15% discount to the equity value thereto, (e) a recovery to holders of the 11% Senior Discount Note, due June 4, 2017 of MPM Holdings in the amount of the cash available at MPM Holdings as of the effective date of the Plan, after taking into account administrative expenses, and (f) no recovery to the holders of 11 1⁄2% Senior Subordinated Notes due 2016 (the “Subordinated Notes”) on account of the subordination provisions set forth in the indenture governing the Subordinated Notes. The Plan also provides that the reorganized Debtors will select a chief executive officer, chief financial officer and general counsel who are acceptable to the Requisite Investors (as defined in the Support Agreement) and the costs for whom will not be shared with MSC under the Shared Services Agreement between the Company and MSC. Under the Plan, the Shared Services Agreement will be amended, subject to agreement by MSC, to provide for certain transition services in the event of a termination of the Shared Services Agreement.
The Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by the Debtors or Plan Support Parties under the Support Agreement; (b) the failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan; (c) the amendment or modification of certain documents, including the Plan, without the consent of the Plan Support Parties; (d) the occurrence of an uncured event of default under the Debtors’ DIP Facilities; and (e) the determination by the Company’s board of directors, upon the advice of counsel, that fiduciary obligations require the Company to terminate the Company’s obligations under the Support Agreement. On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances and issued an order authorizing and directing the Debtors to assume the Support Agreement.
Backstop Commitment Agreement
On May 9, 2014, the Company entered into the Backstop Commitment Agreement, as subsequently amended (the “BCA”), among the Company, MPM Holdings, and the commitment parties party thereto (the “Commitment Parties,” and each individually, a “Commitment Party”). The BCA provides that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, the Company will have the option to require each Commitment Party to purchase from the Company (on a several and not joint basis) its pro rata portion, based on such Commitment Party’s backstop commitment percentage, of the common stock of the reorganized Company (the “New Common Stock”) that is not otherwise purchased in connection with the $600 rights offerings for New Common Stock to be made in connection with the Plan (the “Unsubscribed Shares”). In consideration for their commitment to purchase the Unsubscribed Shares, the Commitment Parties will receive a commitment premium equal to $30 (the “BCA Commitment Premium”). The BCA Commitment Premium is payable in shares of New Common Stock; provided, that, if the BCA is terminated under certain circumstances, the BCA Commitment Premium will be payable in cash. Pursuant to the terms of the BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. Although the ultimate form of the payment cannot yet be determined, the Company recognized a $30 liability for the BCA Commitment Premium as of June 30, 2014, under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations and “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. The Company has agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with, among other things, the negotiation, preparation and implementation of the rights offerings, the Plan and any related efforts. In addition, the BCA requires that the Company and the other Debtors shall indemnify the Commitment Parties for certain losses, claims, damages, liabilities, costs and expenses arising out of or in connection with the BCA, the Plan and the related transactions. On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA.
Pre-Petition Claims
On June 4, 2014, the Debtors filed schedules of assets and liabilities and statements of financial affairs with the Court, which were amended on July 15, 2014. On June 6, 2014, the Court entered an order establishing July 17, 2014 as the bar date for potential non-governmental creditors and October 10, 2014 for governmental creditors to file proofs of claims and establishing the required procedures with respect to filing such claims. A bar date is the date by which pre-petition claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 proceedings.
As of August 1, 2014, the Debtors have received approximately 1,300 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In the aggregate, total liquidated proofs of claim of approximately $38.5 billion have been filed against the Debtors, including guarantee and other redundant or duplicative claims filed against multiple Debtors. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. The Company is now in the process of reconciling such claims to the amounts listed by the Debtors in their Schedule of Assets and Liabilities. As of the time of filing its unaudited Condensed Consolidated Financial Statements, the Company has substantially reconciled the $38.5 billion of filed claims to the amount of liabilities classified in “Liabilities subject to compromise” as of June 30, 2014. Differences in liability amounts included in the Schedule of Assets and Liabilities of the Company and claims filed by creditors, have and will continue to be, investigated and resolved, including through the filing of objections with the Court, where appropriate. The Company will ask the Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets. The resolution of such claims could result in material adjustments to amounts currently reflected in the Company’s unaudited Condensed Consolidated Financial Statements. The determination of how liabilities will ultimately be treated cannot be made until the Court confirms the Plan. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
3. Liabilities Subject to Compromise
Liabilities subject to compromise represent unsecured liabilities that will be accounted for under the Company’s Plan. As a result of the Bankruptcy Filing, actions to enforce or otherwise effect payment of pre-petition liabilities are generally stayed. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim or other events. Liabilities subject to compromise also include certain items that may be assumed under the Plan, and as such, may be subsequently reclassified to liabilities not subject to compromise.

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
The following table summarizes pre-petition liabilities that are classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets:

As of June 30, 2014
Accounts payable	$76
Debt	1,727
Interest payable	46
Pension and other post employment benefit obligations	143
Other	27
Total	$2,019
The Bankruptcy Filing, was an event of default under the ABL Facility, the Cash Flow Facility and the indentures that govern the Company’s notes (see Note 8). Interest payable reflects pre-petition accrued interest related to the Debtor’s unsecured debt. Other liabilities subject to compromise primarily include accrued liabilities for incentive compensation, environmental and legal items. The amount of liabilities subject to compromise represents the Company’s estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Filing. Refer to Note 2 for additional information.
4. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Filing and adjustments to the expected amount of allowed claims for liabilities subject to compromise are classified as “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. The following table summarizes reorganization items, net for the three months ended June 30, 2014:

Three Months Ended June 30, 2014
Professional fees	$21
DIP Facility financing costs	19
BCA Commitment Premium	30
Total	$70
5. Summary of Significant Accounting Policies
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
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2014 through August 13, 2014, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.

6. Related Party Transactions
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
Transactions with MSC
Shared Services Agreement
On October 1, 2010, in connection with the closing of the Momentive Combination, the Company entered into a shared services agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”). Under this agreement, the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MSC, without cause, on not less than 30 days’ written notice subject to a 180 day transition assistance period, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MSC. Pursuant to this agreement, during the six months ended June 30, 2014 and 2013, the Company incurred approximately $51 and $46, respectively, of net costs for shared services and MSC incurred approximately $67 and $61, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2014 and 2013, were net billings from MSC to the Company of $20 and $14, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage was initially set at 51% for MSC and 49% for the Company at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Services Agreement, the allocation percentage for 2014 remains unchanged from 2013, which was 57% for MSC and 43% for the Company. The Company had accounts receivable from MSC of less than $1 as of both June 30, 2014 and December 31, 2013, and accounts payable to MSC of $13 and $4 at June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014 and 2013, the Company realized approximately $1 and $6, respectively, in cost savings as a result of the Shared Services Agreement.
The Company expects to amend the Shared Services Agreement in connection with the Plan to, among other things, provide for the Shared Services Agreement to be subject to termination by either the Company or MSC, without cause, on not less than 30 days’ written notice, subject to a 12 month transition period following a termination.
Purchases and Sales of Products and Services with MSC
The Company also sells products to, and purchases products from MSC, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of the Company also acts as a non-exclusive distributor in India for certain of MSC’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended June 30, 2014 and 2013, the Company sold $2 and $1, respectively, of products to MSC and purchased less than $1. During the six months ended June 30, 2014 and 2013, the Company sold $4 and $2, respectively, of products to MSC and purchased less than $1. As of both June 30, 2014 and December 31, 2013, the Company had $1 of accounts receivable from MSC and less than $1 of accounts payable to MSC related to these agreements.
Other Transactions with MSC
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MSC to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of MSC will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it will provide to the subsidiary of MSC various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company received less than $1 from MSC under this agreement during both the three and six months ended June 30, 2014.

In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of MSC for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MSC, whereby the subsidiary of MSC will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of MSC for acting as distributor at a rate of 2% of the net selling price of the related products sold. Additionally, the Company will provide transitional services to the subsidiary of MSC for a period of 6 months. During the three months ended June 30, 2014, the Company sold approximately $10 of products to MSC under this distribution agreement, and paid less than $1 to MSC as compensation for acting as distributor of the products. As of June 30, 2014, the Company had $8 of accounts receivable from MSC related to the distribution agreement.
As both the Company and MSC share a common ultimate parent, this sale was accounted for as a transaction under common control, as defined in the accounting guidance for business combinations. As such, the loss on the sale of $3 was accounted for as a capital distribution, and is reflected in “Paid-in-Capital” in the unaudited Condensed Consolidated Balance Sheets.
Transactions with Affiliates Other Than MSC
Purchases and Sales of Products and Services
The Company sells products to various affiliates other than MSC. These sales were $3 and $6 for the three months ended June 30, 2014 and 2013, respectively, and $6 for both the six months ended June 30 2014 and 2013. Receivables from these affiliates were $3 and $1 at June 30, 2014 and December 31, 2013, respectively. The Company also purchases products and services from various affiliates other than MSC. These purchases were $4 and $8 the three months ended June 30, 2014 and 2013, respectively, and $7 and $11 for the six months ended June 30, 2014 and 2013, respectively. The Company had accounts payable to these affiliates of $1 and $2 as of June 30, 2014 and December 31, 2013, respectively.
ASM Off-Take Agreement
Through May 17, 2013, the Company was a party to an (i) off-take agreement (the “Old Off-Take Agreement”) with Asia Silicones Monomer Limited (“ASM”), which was 50% owned by GE Monomer (Holdings) Pte Ltd. up until such date, and (ii) a long-term supply agreement with General Electric Company (“GE”) and GE Monomer (Holdings) Pte. Ltd. (the “Old GE Supply Agreement”), which was entered into at the closing of the GE Advanced Materials Acquisition. Under the Old Off-Take Agreement, ASM was obligated to provide siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations were satisfied). Under the Old GE Supply Agreement, GE and GE Monomer (Holdings) Pte. Ltd. agreed to ensure the Company a minimum annual supply of siloxane and certain related products from ASM or an alternative source in certain circumstances through December 2026. Under the Old Off-Take Agreement, the Company purchased approximately $15 and $35 of siloxane and certain related products from ASM for the three and six months ended June 30, 2013, respectively. Subsequent to May 17, 2013, the Company continues to purchase siloxane and certain related products from ASM under a new agreement whereby ASM is not a considered a related party.
Revolving Credit Facility
In April 2013, the Company entered into a $75 revolving credit facility with an affiliate of GE (the “Cash Flow Facility”) (see Note 8). Prior to entry into the Cash Flow Facility, an affiliate of GE was one of the lenders under the Company’s prior senior secured revolving credit facility, representing approximately $160 of the lenders’ $300 revolving credit facility commitment. As of June 30, 2014, $20 was outstanding under the Cash Flow Facility.
Transactions and Arrangements with Parent and its Subsidiaries
Momentive Holdings purchases insurance policies which also cover the Company and MSC. Amounts are billed to the Company annually based on the Company’s relative share of the insurance premiums and amortized over the term of the policy. There were no billings to the Company for either the three or six months ended June 30, 2014 or 2013. The Company had accounts payable to Momentive Holdings of $0 and $3 under these arrangements at June 30, 2014 and December 31, 2013, respectively.
In March 2014, the Company entered into an Employee Services Agreement with Momentive Holdings, MSC and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp.”), a subsidiary of Momentive Holdings (the “Services Agreement”).  The Services Agreement provides for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to the Company and sets forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President, Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agrees to pay 100% of Mr. Boss’s costs of employment which are comprised of “Covered Costs” including an annual base salary of $585 thousand, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses. The Company paid less than $1 under this agreement during both the three and six months ended June 30, 2014.
In April 2014, the Company entered into an accounts receivable purchase and sale agreement with Superholdco Finance Corp (“Finco”), a newly formed subsidiary of Momentive Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, the Company sold approximately $51 of accounts receivable to Finco, and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables are fully collected by Finco. The agreement also appointed the Company to act as the servicer of the receivables on behalf of Finco.

Finco is deemed to be a VIE, and the 5% holdback of cash by Finco represents the Company’s variable interest in Finco. The power to direct the activities that most significantly impact the VIE is shared between the Company and the other related party variable interest entity holder. However, as of June 30, 2014, the 5% holdback of cash by Finco results in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns of the VIE and, therefore, the Company has consolidated Finco in its unaudited Condensed Consolidated Financial Statements during the three months ended and as of June 30, 2014. As a result, the Company consolidated $50 of cash and cash equivalents and a $50 affiliated loan payable. During the three months ended June 30, 2014, the affiliated loan payable was substantially repaid, and less than $1 remained outstanding at June 30, 2014. Under the accounting guidance for VIEs, the Company is required to periodically reassess the primary beneficiary of the VIE as changes in facts and circumstances warrant.
7. Fair Value Measurements
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

At both June 30, 2014 and December 31, 2013, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company.
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2014
Debt	$3,438	$—	$3,010	$—	$3,010
December 31, 2013
Debt	$3,257	$—	$3,029	$—	$3,029
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

8. Debt Obligations
As of June 30, 2014, the Company had no outstanding borrowings under the DIP ABL Facility and $20 of outstanding borrowings under the Cash Flow Facility. The outstanding letters of credit under the DIP ABL Facility at June 30, 2014 were $68, leaving an unused borrowing capacity of $202.
Debt outstanding at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014			December 31, 2013
	Liabilities Subject to Compromise	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—	$135
Cash Flow Facility	—	—	20	—	—
DIP Facilities:
DIP ABL Facility	—	—	—	—	—
DIP Term Loan Facility	—	—	300	—	—
First Lien and Senior Secured Notes:
8.875% First Lien Notes due 2020	—	—	1,100	—	1,100
10.00% Senior Secured Notes due 2020	—	—	250	—	250
Springing Lien Notes:
9.00% Springing Lien Dollar Notes due 2021	1,161	—	—	—	1,161
9.50% Springing Lien Euro Notes due 2021	184	—	—	—	183
Other Borrowings:
11.50% Senior Subordinated Notes due 2016	382	—	—	—	382
China bank loans	—	6	30	7	33
Other	—	—	5	—	6
Total debt	$1,727	$6	$1,705	$7	$3,250
The Bankruptcy Filing, was an event of default under the ABL Facility, the Cash Flow Facility and the indentures that govern the Company’s notes. As such, all outstanding debt as of December 31, 2013 related to the ABL Facility, the Cash Flow Facility, the First Lien Notes, the Senior Secured Notes, the Springing Lien Notes and the Senior Subordinated Notes has been classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets and related footnote disclosures. As of June 30, 2014, all outstanding debt related to the DIP Term Loan Facility, the Cash Flow Facility, the First Lien Notes and the Senior Secured Notes has been classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets, as these obligations are fully collateralized. As of June 30, 2014, all amounts related to the Debtor’s unsecured debt are classified in “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets. Additionally, as a result of the Bankruptcy Filing, the Company ceased accruing interest on the Debtor’s unsecured debt in April 2014.
In their opinion to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s auditors, PricewaterhouseCoopers LLP, concluded that there was substantial doubt about the Company’s ability to continue as a going concern for the next 12 months. Additionally, the Company did not furnish its financial statements for the fiscal year ended December 31, 2013 to the lenders under the ABL Facility and Cash Flow Facility within the required time frame of 95 days from such fiscal year end. Both of these events, as well as the Bankruptcy Filing described in Note 2, triggered a violation of the covenants under the ABL Facility and Cash Flow Facility. The Company obtained waivers of these covenant violations from its lenders under the ABL Facility and Cash Flow Facility, which violations, if not waived or cured within a specified cure period, may have given rise to an acceleration under the ABL Facility and Cash Flow Facility and triggered cross-acceleration clauses under the indentures that govern the Company’s notes. Pursuant to such waivers, the lenders also agreed, subject to certain conditions and/or ongoing covenants and termination events, to waive any defaults or events of default arising under the ABL Facility or the Cash Flow Facility as a result of the commencement of a Chapter 11 filing.
The Bankruptcy Filing also constituted an event of default that accelerated the Company’s obligations under its First Lien Notes, Senior Secured Notes, Springing Lien Notes and Senior Subordinated Notes (collectively, the “Notes”). The Notes provide that as a result of the Bankruptcy Filing the principal and interest due thereunder shall be immediately due and payable; however, any efforts to enforce such payment obligations under the Notes are automatically stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the Notes are subject to the applicable provisions of the U.S. Bankruptcy Code.

Debtor-in-Possession Financing
In connection with the Bankruptcy Filing, in April 2014, MPM Holdings, the Company and certain of its subsidiaries entered into the DIP ABL Facility and the DIP Term Loan Facility, as further described in Note 2. During the three months ended June 30, 2014, the Company borrowed $300 under the DIP Term Loan Facility, the proceeds of which were primarily used to repay the outstanding balance under the ABL Facility.
9. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 at both June 30, 2014 and December 31, 2013 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
Italian Tax Claim
On June 17, 2014, an Italian tax court of appeals (the “Italian Court of Appeals”) decided against the Company related to its 2003 income tax position resulting from the acquisition by General Electric Company (“GE”) of an Italian company in the same year. GE subsequently sold this Italian subsidiary to the Company as part of the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”). Having considered the use of debt financing and other characteristics of the acquisition by GE, the Italian Court of Appeals determined that the goodwill amortization and interest expense related to the acquisition by GE were not deductible for tax purposes. Prior to this decision, the Company had received favorable rulings by lower level Italian trial courts in a series of similar cases regarding the same matter.
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. The Company is currently preparing to appeal the adverse decision related to the 2003 tax year before the Italian Supreme Court and believes it has a considerable likelihood of obtaining a favorable outcome. As of June 30, 2014, the total potential assessment, including penalties and interest, is €45, or approximately $61, of which €30, or approximately $41, relates to the period of ownership subsequent to the GE Advanced Materials Acquisition.
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of June 30, 2014. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition. The Company is currently evaluating the impact of this agreement on its potential exposure.
Backstop Commitment Agreement Premium
On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA. As a result, the Company is obligated to pay all fees and expenses related to the BCA, including, among other things, the payment of the BCA Commitment Premium to the Commitment Parties (see Note 2). Pursuant to the terms of the BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. Although the ultimate form of the payment cannot yet be determined, the Company recognized a $30 liability for the BCA Commitment Premium as of June 30, 2014, under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations and “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
Make-Whole Redemption Premium
On May 9, 2014, the Debtors filed adversary complaints with the Court against the trustees of the holders of the Company’s First Lien Notes and the Senior Secured Notes (“Defendants”) seeking a declaratory judgment that MPM’s commencement of Chapter 11 proceedings did not trigger an obligation to pay the Applicable Premium (as defined in the Indentures) under the Optional Redemption provisions set forth in the Indentures that govern the First Lien Notes and Senior Secured Notes.  Specifically, the Debtors assert that the commencement of the Chapter 11 proceedings resulted in an Event of Default as defined in the Indentures, automatically accelerating the maturity of the First Lien Notes and the Senior Secured Notes and that the Debtors did not exercise an Optional Redemption, as defined in the Indentures, and therefore the Applicable Premium, as defined in the Indentures, is not payable. On June 18, 2014, the Defendants filed counterclaims against the Debtors that seek, among other things, a declaratory judgment that the Applicable Premium is due and owing as a result of the Debtors’ bankruptcy filing. As of June 30, 2014, the Defendants claim the amount of any Applicable Premium owed by the Company is approximately $250. The Company believes the merits supporting the declaratory judgment complaints are valid and believes that a loss under the Redemption Provision is not probable, and accordingly has not recorded any liability associated with such Applicable Premium as of June 30, 2014. The Court will make a determination on this issue in connection with the Confirmation Hearing.

Subordination of the Senior Subordinated Notes
On May 30, 2014, the indenture trustee of the Company’s Senior Subordinated Notes (the “Senior Subordinated Indenture Trustee”) filed an adversary complaint with the Court against, among others, the Debtors seeking a declaratory judgment that the Springing Lien Notes do not constitute “Senior Indebtedness” under the terms of the applicable indenture of the Senior Subordinated Notes, and therefore, that any unsecured deficiency claim arising from the Springing Lien Notes should be treated as pari passu in right of payment with the Senior Subordinated Notes under the Plan. Should the Senior Subordinated Indenture Trustee succeed, the Plan would not be able to be confirmed in its current form, and would likely require material revisions to the treatment of Springing Lien Notes and Senior Subordinated Notes, and potentially other classes of holders of claims, under the Plan. The Court will make a determination on this issue in connection with the Confirmation Hearing.
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both June 30, 2014 and December 31, 2013, the Company had recognized obligations of $6 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
10. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement benefit expense for the three and six months ended June 30, 2014 and 2013:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$2	$2	$3	$—	$—	$1	$—
Interest cost	2	1	2	1	1	—	1	—
Expected return on plan assets	(2)	—	(2)	(1)	—	—	—	—
Net expense	$2	$3	$2	$3	$1	$—	$2	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$4	$4	$5	$4	$1	$—	$2	$—
Interest cost	4	2	4	2	2	—	2	—
Expected return on plan assets	(4)	—	(4)	(1)	—	—	—	—
Amortization of net losses	—	—	—	1	—	—	—	—
Net expense	$4	$6	$5	$6	$3	$—	$4	$—

11. Segment Information
The Company’s businesses are based on the products that the Company offers and the markets that it serves. At June 30, 2014, the Company’s two businesses are managed as one reportable segment; however, given the differing technology and marketing strategies, the Company reports the results for the Silicones and Quartz businesses separately.
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
Net Sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Silicones	$592	$559	$1,149	$1,087
Quartz	45	51	93	93
Total	$637	$610	$1,242	$1,180

(1)	Inter-business sales are not significant and, as such, are eliminated within the selling business.
Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Silicones	$68	$63	$131	$138
Quartz	6	11	14	16
Other	(15)	(11)	(31)	(23)
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment EBITDA:
Silicones	$68	$63	$131	$138
Quartz	6	11	14	16
Other	(15)	(11)	(31)	(23)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	11	(4)	29	(5)
Restructuring and other costs	(10)	(4)	(14)	(8)
Reorganization items, net	(70)	—	(70)	—
Total adjustments	(69)	(8)	(55)	(13)
Interest expense, net	(41)	(79)	(117)	(157)
Income tax expense	(13)	(3)	(21)	(5)
Depreciation and amortization	(42)	(43)	(83)	(87)
Net loss	$(106)	$(70)	$(162)	$(131)

 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2014, non-cash charges primarily included net unrealized foreign exchange transaction gains related to certain intercompany arrangements. For the three and six months ended June 30, 2013, non-cash charges primarily included net foreign exchange transaction gains and losses and asset disposal losses. For the three and six months ended June 30, 2014 and 2013, restructuring and other costs primarily included expenses from our restructuring and cost optimization programs. For the three and six months ended June 30, 2014, restructuring and other costs also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing. For the six months ended June 30, 2014, these costs were partially offset by a gain related to a claim settlement. For the three and six months ended June 30, 2014, reorganization items represented incremental costs incurred directly as a result of the Bankruptcy Filing, including the BCA Commitment Premium, certain professional fees and financing fees related to our DIP Facilities.
12. Changes in Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans		Foreign Currency Translation Adjustments	Total
Beginning balance	$(36)	$224	$188	$(64)		$199	$135
Other comprehensive income (loss) before reclassifications, net of tax	—	1	1	(3)	—	(18)	(21)
Amounts reclassified from Accumulated other comprehensive income, net of tax	—	—	—	—		—	—
Net other comprehensive income (loss)	—	1	1	(3)		(18)	(21)
Ending balance	$(36)	$225	$189	$(67)		$181	$114

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(37)	$239	$202	$(65)	$245	$180
Other comprehensive income (loss) before reclassifications, net of tax	1	(14)	(13)	(3)	(64)	(67)
Amounts reclassified from Accumulated other comprehensive income, net of tax	—	—	—	1	—	1
Net other comprehensive income (loss)	1	(14)	(13)	(2)	(64)	(66)
Ending balance	$(36)	$225	$189	$(67)	$181	$114

Amount Reclassified From Accumulated Other Comprehensive Income for the Three Months Ended:
Amortization of defined benefit pension and other postretirement benefit items:	June 30, 2014	June 30, 2013	Location of Reclassified Amount in Income
Actuarial losses	$—	$—	(1)
Total before income tax	—	—
Income tax benefit	—	—	Income tax expense
Total	$—	$—

	Amount Reclassified From Accumulated Other Comprehensive Income for the Six Months Ended:
Amortization of defined benefit pension and other postretirement benefit items:	June 30, 2014	June 30, 2013	Location of Reclassified Amount in Income
Actuarial losses	$—	$1	(1)
Total before income tax	—	1
Income tax benefit	—	—	Income tax expense
Total	$—	$1

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 10).
13. Income Taxes
The effective tax rate was (14)% and (4)% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate was (15)% and (4)% for the six months ended June 30, 2014. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the three and six months ended June 30, 2014, income taxes included unfavorable discrete tax adjustments of $6 and $14, respectively, pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the three and six months ended June 30, 2013, income taxes included favorable discrete tax adjustments of $2 and $1, respectively, pertaining to the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2014, and is expecting that all earnings will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
As a result of the conditions related to the Company’s ability to continue as a going concern described in Note 1, beginning in the fourth quarter of 2013, the Company was no longer able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite, and is now recording deferred taxes on the foreign currency translation impact.
14. Guarantor/Non-Guarantor Subsidiary Financial Information
As of June 30, 2014, the Company had outstanding $1,100 in aggregate principal amount of first-lien notes, $250 in aggregate principal amount of senior secured notes, $1,161 in aggregate principal amount of springing lien Dollar notes, €133 ($184) in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
JUNE 30, 2014
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$12	$6	$99	$—	$117
Accounts receivable	—	106	261	—	367
Due from affiliates	1	124	189	(314)	—
Inventories:
Raw materials	—	70	87	—	157
Finished and in-process goods	—	117	141	—	258
Deferred income taxes	—	—	6	—	6
Other current assets	—	33	51	—	84
Total current assets	13	456	834	(314)	989
Investment in unconsolidated entities	1,948	—	9	(1,948)	9
Deferred income taxes	—	—	3	—	3
Other long-term assets	—	6	19	—	25
Intercompany loans receivable	53	2,008	435	(2,496)	—
Property and equipment, net	—	427	495	—	922
Goodwill	—	17	369	—	386
Other intangible assets, net	—	75	362	—	437
Total assets	$2,014	$2,989	$2,526	$(4,758)	$2,771
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$3	$64	$159	$—	$226
Due to affiliates	—	78	236	(314)	—
Debt payable within one year	1,650	5	50	—	1,705
Note payable to parent	—	—	—	—	—
Interest payable	29	—	—	—	29
Income taxes payable	—	—	7	—	7
Deferred income taxes	—	—	12	—	12
Accrued payroll and incentive compensation	—	15	24	—	39
Other current liabilities	1	47	50	—	98
Total current liabilities	1,683	209	538	(314)	2,116
Long-term liabilities:
Long-term debt	—	—	6	—	6
Intercompany loans payable	203	108	1,977	(2,288)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	280	—	(280)	—
Pension liabilities	—	—	143	—	143
Deferred income taxes	—	—	90	—	90
Other long-term liabilities	2	1	52	—	55
Liabilities subject to compromise	1,784	443	—	(208)	2,019
Total liabilities	3,672	1,041	2,806	(3,090)	4,429
Total (deficit) equity	(1,658)	1,948	(280)	(1,668)	(1,658)
Total liabilities and (deficit) equity	$2,014	$2,989	$2,526	$(4,758)	$2,771

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
DECEMBER 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $5, respectively)	$2	$—	$92	$—	$94
Accounts receivable	—	91	240	—	331
Due from affiliates	—	63	97	(160)	—
Inventories:
Raw materials	—	50	78	—	128
Finished and in-process goods	—	114	126	—	240
Deferred income taxes	—	—	6	—	6
Other current assets	2	14	45	—	61
Total current assets	4	332	684	(160)	860
Investment in unconsolidated entities	1,983	—	8	(1,983)	8
Deferred income taxes	—	—	3	—	3
Other long-term assets	—	13	20	—	33
Intercompany loans receivable	100	1,939	422	(2,461)	—
Property and equipment, net	—	444	510	—	954
Goodwill	—	—	381	—	381
Other intangible assets, net	—	78	377	—	455
Total assets	$2,087	$2,806	$2,405	$(4,604)	$2,694
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$4	$75	$180	$—	$259
Due to affiliates	—	96	64	(160)	—
Debt payable within one year	3,076	88	86	—	3,250
Interest payable	87	1	—	—	88
Income taxes payable	—	—	6	—	6
Deferred income taxes	—	—	12	—	12
Accrued payroll and incentive compensation	—	23	21	—	44
Other current liabilities	—	26	59	—	85
Total current liabilities	3,167	309	428	(160)	3,744
Long-term liabilities:
Long-term debt	—	—	7	—	7
Intercompany loans payable	397	101	1,963	(2,461)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	261	—	(261)	—
Pension liabilities	—	141	139	—	280
Deferred income taxes	—	—	77	—	77
Other long-term liabilities	3	11	52	—	66
Total liabilities	3,567	823	2,666	(2,882)	4,174
Total (deficit) equity	(1,480)	1,983	(261)	(1,722)	(1,480)
Total liabilities and (deficit) equity	$2,087	$2,806	$2,405	$(4,604)	$2,694

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
THREE MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Net sales	$—	$294	$505		$(162)	$637
Costs and expenses:
Cost of sales, excluding depreciation	—	218	404		(162)	460
Selling, general and administrative expense	12	46	31		—	89
Depreciation and amortization expense	—	17	25		—	42
Research and development expense	—	12	7		—	19
Restructuring and other costs	1	9	—	—	—	10
Operating (loss) income	(13)	(8)	38		—	17
Interest income (contractual interest income of $0, $38 and $1, respectively)	—	(38)	—		38	—
Interest expense (contractual interest expense of $76, $12 and $29, respectively)	40	11	28		(38)	41
Reorganization items, net	17	53	—		—	70
(Loss) income before income taxes and earnings from unconsolidated entities	(70)	(34)	10		—	(94)
Income tax expense	—	—	13		—	13
Loss before (losses) earnings from unconsolidated entities	(70)	(34)	(3)		—	(107)
(Losses) earnings from unconsolidated entities, net of taxes	(36)	(2)	1		38	1
Net loss	$(106)	$(36)	$(2)		$38	$(106)
Comprehensive loss	$(105)	$(34)	$1		$33	$(105)

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
THREE MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$276	$464	$(130)	$610
Costs and expenses:
Cost of sales, excluding depreciation	—	193	380	(130)	443
Selling, general and administrative expense	9	33	52	—	94
Depreciation and amortization expense	—	18	25	—	43
Research and development expense	—	10	6	—	16
Restructuring and other costs	—	4	—	—	4
Operating (loss) income	(9)	18	1	—	10
Interest income	—	(42)	—	42	—
Interest expense	77	2	42	(42)	79
Other income, net	—	—	(1)	—	(1)
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(86)	58	(40)	—	(68)
Income tax expense	—	—	3	—	3
(Loss) income before earnings (losses) from unconsolidated entities	(86)	58	(43)	—	(71)
Earnings (losses) from unconsolidated entities, net of taxes	16	(42)	1	26	1
Net (loss) income	$(70)	$16	$(42)	$26	$(70)
Comprehensive loss	$(91)	$(5)	$(73)	$78	$(91)

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
SIX MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$559	$986	$(303)	$1,242
Costs and expenses:
Cost of sales, excluding depreciation	—	408	789	(303)	894
Selling, general and administrative expense	20	89	59	—	168
Depreciation and amortization expense	—	34	49	—	83
Research and development expense	—	24	15	—	39
Restructuring and other costs	2	10	2	—	14
Operating (loss) income	(22)	(6)	72	—	44
Interest income (contractual interest income of $1, $79 and $2, respectively)	—	(79)	(2)	81	—
Interest expense (contractual interest expense of $149, $14 and $73, respectively)	113	13	72	(81)	117
Reorganization items, net	17	53	—	—	70
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(152)	7	2	—	(143)
Income tax expense	—	2	19	—	21
(Loss) income before (losses) earnings from unconsolidated entities	(152)	5	(17)	—	(164)
(Losses) earnings from unconsolidated entities, net of taxes	(10)	(15)	2	25	2
Net (loss) income	$(162)	$(10)	$(15)	$25	$(162)
Comprehensive (loss) income	$(175)	$(23)	$(27)	$50	$(175)

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
SIX MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$527	$898	$(245)	$1,180
Costs and expenses:
Cost of sales, excluding depreciation	—	359	719	(245)	833
Selling, general and administrative expense	11	73	108	—	192
Depreciation and amortization expense	—	36	51	—	87
Research and development expense	—	21	12	—	33
Restructuring and other costs	2	4	2	—	8
Operating (loss) income	(13)	34	6	—	27
Interest income	—	(81)	—	80	(1)
Interest expense	152	4	82	(80)	158
Other income, net	—	—	(1)	—	(1)
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(165)	111	(75)	—	(129)
Income tax expense	—	—	5	—	5
(Loss) income before earnings (losses) from unconsolidated entities	(165)	111	(80)	—	(134)
Earnings (losses) from unconsolidated entities, net of taxes	34	(77)	3	43	3
Net (loss) income	$(131)	$34	$(77)	$43	$(131)
Comprehensive loss	$(197)	$(32)	$(129)	$161	$(197)

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
SIX MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(13)	$(123)		$31		$(5)	$(110)
Cash flows provided by investing activities:
Capital expenditures	—	(19)		(29)		—	(48)
Consolidation of variable interest entity	—	—		50		—	50
Proceeds from sale of business	—	—		12		—	12
Purchases of intangible assets	—	(1)		—		—	(1)
Proceeds from sale of assets	—	—		1		—	1
Return of capital from subsidiary from sales of accounts receivable	—	30	(a)	—		(30)	—
	—	10		34		(30)	14
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings	300	—		3		—	303
Borrowings of long-term debt	—	35		70		—	105
Repayments of long-term debt	—	(118)		(102)		—	(220)
Repayment of affiliated debt	—	—		(50)		—	(50)
DIP Facility financing fees	(19)	—		—		—	(19)
Net intercompany loan (repayments) borrowings	(258)	207		51		—	—
Common stock dividends paid	—	(5)		—		5	—
Return of capital to parent from sales of accounts receivable	—	—		(30)	(a)	30	—
	23	119		(58)		35	119
Increase in cash and cash equivalents	10	6		7		—	23
Effect of exchange rate changes on cash and cash equivalents	—	—		—		—	—
Cash and cash equivalents (unrestricted), beginning of period	2	—		87		—	89
Cash and cash equivalents (unrestricted), end of period	$12	$6		$94		$—	$112

(a)
During the six months ended June 30, 2014, Momentive Performance Materials USA Inc. contributed receivables of $30 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
SIX MONTHS ENDED JUNE 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(63)	$101		$(56)		$(48)	$(66)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(17)		(22)		—	(39)
Purchase of intangible assets	—	(2)		—		—	(2)
Change in restricted cash	—	—		(5)		—	(5)
Return of capital from subsidiary from sales of accounts receivable	—	28	(a)	—		(28)	—
Proceeds from disposal of assets	—	—		—		—	—
	—	9		(27)		(28)	(46)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—		(1)		—	(1)
Borrowings of long-term debt	—	174		105		—	279
Payments of long-term debt	—	(165)		(82)		—	(247)
Proceeds from capital contribution	102	—		—		—	102
Net intercompany loan borrowings (repayments)	(17)	(72)		89		—	—
Long-term debt financing fees	(11)	—		—		—	(11)
Common stock dividends paid	—	(48)		—		48	—
Return of capital to parent from sales of accounts receivable	—	—		(28)	(a)	28	—
	74	(111)		83		76	122
Increase (decrease) in cash and cash equivalents	11	(1)		—		—	10
Effect of exchange rate changes on cash and cash equivalents	—	—		(2)		—	(2)
Cash and cash equivalents (unrestricted), beginning of period	1	2		107		—	110
Cash and cash equivalents (unrestricted), end of period	$12	$1		$105		$—	$118

(a)
During the six months ended June 30, 2013, Momentive Performance Materials USA Inc. contributed receivables of $28 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

15. Condensed Combined Debtor-in-Possession Financial Information
The following condensed combined financial information presents the Debtor’s Balance Sheet as of June 30, 2014, the Debtor’s Statement of Operations for the three months ended June 30, 2014 and the Debtor’s Statement of Cash Flows for the six months ended June 30, 2014. Effective April 13, 2014, the Company’s Non-Filing Entities are accounted for as unconsolidated subsidiaries in these financial statements and, as such, their net loss is included as “Losses from unconsolidated entities, net of taxes” in the Debtors’ Statement of Operations and their net assets are included as “Accumulated Losses from unconsolidated subsidiaries in excess of investment” in the Debtors’ Balance Sheet.
Intercompany transactions between the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

DEBTORS’ BALANCE SHEET (Unaudited)

June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$18
Accounts receivable (net of allowance for doubtful accounts of $2)	106
Due from affiliates	76
Inventories:
Raw materials	70
Finished and in-process goods	117
Deferred income taxes	—
Other current assets	33
Total current assets	420
Deferred income taxes	—
Other long-term assets	6
Intercompany loans receivable	1,657
Property and equipment, net	427
Income tax receivable	—
Goodwill	17
Other intangible assets, net	75
Total assets	$2,602
Liabilities and Deficit
Current liabilities:
Accounts payable	$67
Due to affiliates	29
Debt payable within one year	1,655
Interest payable	29
Income taxes payable	—
Deferred income taxes	—
Accrued payroll and incentive compensation	15
Other current liabilities	48
Total current liabilities	1,843
Long-term liabilities:
Intercompany loans payable	115
Accumulated losses from unconsolidated subsidiaries in excess of investment	280
Other long-term liabilities	3
Liabilities subject to compromise	2,019
Total liabilities	4,260
Total deficit	(1,658)
Total liabilities and deficit	$2,602

DEBTORS’ STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended June 30, 2014
Net sales	$294
Costs and expenses:
Cost of sales, excluding depreciation	218
Selling, general and administrative expense	58
Depreciation and amortization expense	17
Research and development expense	12
Restructuring and other costs	10
Operating loss	(21)
Interest expense, net	13
Reorganization items, net	70
Loss before income taxes and earnings from unconsolidated entities	(104)
Income tax expense	—
Loss before losses from unconsolidated entities	(104)
Losses from unconsolidated entities, net of taxes	(2)
Net loss	$(106)
Comprehensive loss	$(105)

DEBTORS’ STATEMENT OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2014
Cash flows used in operating activities	$(136)
Cash flows provided by investing activities
Capital expenditures	(19)
Purchases of intangible assets	(1)
Return of capital from subsidiary from sales of accounts receivable	30
Net cash provided by investing activities	10
Cash flows provided by financing activities
Net short-term debt borrowings	300
Borrowings of long-term debt	35
Repayments of long-term debt	(118)
DIP Facility financing fees	(19)
Net intercompany loan repayments	(51)
Common stock dividends paid	(5)
Net cash provided by financing activities	142
Increase in cash and cash equivalents	16
Cash and cash equivalents, beginning of period	2
Cash and cash equivalents, end of period	$18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the second quarter of 2014” refers to the three months ended June 30, 2014, the “first half of 2014” refers to the six months ended June 30, 2014, “the second quarter of 2013” refers to the three months ended June 30, 2013 and “the first half of 2013” refers to the six months ended June 30, 2013.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”), and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to continue as a going concern for the next twelve months, our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings, the ability us and our subsidiaries to successfully execute a plan of reorganization with respect to Chapter 11 proceedings, our ability to obtain additional financing, the potential adverse effects of Chapter 11 proceedings on our liquidity, results of operations, brand or business prospects, the ability to execute our businesses and restructuring plan, increased legal costs related to the Bankruptcy Filing and other potential litigation, our ability to maintain contracts that are critical to our operations and to maintain normal terms with customers, suppliers and service providers, our ability to maintain product reliability and quality and to retain key executives, managers and employees, and the ability of our non-U.S. subsidiaries to continue to operate their businesses in the normal course, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Momentive Specialty Chemicals Inc., pricing actions by our competitors that could affect our operating margins and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Bankruptcy Proceedings
Bankruptcy Filing
On April 13, 2014, MPM Holdings, we and certain of our U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 proceedings are being jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
Before the commencement of the Chapter 11 proceedings, we faced significant financial challenges. Specifically, we had substantial indebtedness, and the resulting nearly $300 in annual interest that we were required to pay on these obligations meant that we were significantly free cash flow negative in 2013, rapidly depleting our available cash. Ultimately, due to a lack of available funds, the Debtors were unable to make interest payments totaling $62 due April 14, 2014 on their First Lien Notes and Senior Secured Notes, absent additional liquidity from debtor-in-possession financing. Further, one additional potential source of liquidity, the Cash Flow Facility, was scheduled to mature at the end of 2014. Our historic lack of available liquidity had already hampered our ability to fund needed capital expenditures and research and development costs for new products, with the potential to erode our position vis-a-vis our competitors. Further, volatility in the global markets, economic softness across the world, lack of consumer confidence and over-capacity in the silicones industry has continued to negatively impact the results of our businesses. Because of these factors and our high amount of leverage, it became apparent to our management and directors that our balance sheet had to be significantly de-levered in order to enable us to be competitive and sustainable going forward.

Our business is also cyclical. It is impacted by general economic and industrial conditions, such as the robustness of general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment. The continued slowdown of global economic growth and increasing over-capacity in our industry have negatively impacted the results of both our silicones and quartz businesses. To cope with these industry-specific and macro-economic trends, our management team has aggressively focused on increasing productivity efficiencies to reduce material costs and improve margins, as well as on managing liquidity and optimizing resources in our manufacturing footprint. In response to the uncertain economic outlook, we undertook organizational restructuring and cost reduction programs, and continue to evaluate additional actions, as well as productivity measures, that could lead to further cost savings.
Debtor-in-Possession Financing
With this in mind, and facing an impending liquidity crisis, in late 2013 we retained Moelis & Company (“Moelis”) as investment banker and Willkie Farr & Gallagher LLP (“Willkie”) as restructuring counsel. When it became clear that an out-of-court restructuring was not feasible, we determined that seeking a reorganization of our operations under Chapter 11 protection might be in the best long-term interests us and our stakeholders, and in February 2014, we authorized Moelis to initiate the process of securing debtor-in-possession financing to fund a potential Chapter 11 filing.
Following an extensive, multi-track negotiation process with various potential lenders, we and certain of our subsidiaries obtained debtor-in-possession financing. The DIP Facilities are comprised of a $270 asset-based revolving loan and a $300 term loan. The lenders thereto have also committed, subject to certain closing conditions, to convert the DIP ABL Facility into a $270 exit asset-based revolving facility and to provide a new $1 billion exit term loan facility.
Reorganization Plan and Restructuring Support Agreement
In order for us to emerge successfully from Chapter 11, we must obtain the Court’s confirmation of a Chapter 11 plan of reorganization proposed by the Debtors, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the Plan, we may require one or more new credit facilities or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. As discussed above, the financial institutions which arranged the DIP Facilities have committed to provide $1 billion in exit financing in the form of a term loan, and, in addition, we also have the option to convert the DIP ABL Facility into the Exit ABL Facility, each subject to certain terms and conditions. Furthermore, certain financial institutions have also committed to provide $250 in second lien exit facility proceeds to the extent needed by the Debtors to consummate the Plan. The Plan will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which the Plan is confirmed.
On June 23, 2014, we filed with the Court an amended version of the Plan and Disclosure Statement, both of which were originally filed with the Court on May 12, 2014. The Plan provides, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of our existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company, each consistent with the terms set forth in the Support Agreement. While we believe that the Plan is fair, equitable and meets all requirements of the Bankruptcy Code, there can be no assurance that we will be able to secure confirmation of the Plan by the Court.
On June 23, 2014, the Court issued the Disclosure Statement Order (a) approving our disclosure statement; (b) establishing August 18, 2014 as the date of the commencement of the Confirmation Hearing; (c) establishing the procedures for solicitation and tabulation to accept or reject the plan, including setting July 28, 2014 as the Voting Deadline; (d) establishing the deadline, July 28, 2014, and the procedures for filing objections to confirmation of the Plan; (e) approving the rights offering procedures (see Restructuring Support Agreement below) and (f) granting related relief to us to implement the order.
Pursuant to the Disclosure Statement Order, the Voting Deadline has passed. Pursuant to the Plan, only four classes of holders of claims against the Debtors were entitled to vote to accept or reject the Plan. Two classes of holders of claims (including holders of the Springing Lien Notes) voted unanimously to approve the Plan whereas two classes of holders of claims voted to reject the Plan (including holders of the First Lien Notes and Senior Secured Notes). The two classes of holders of claims that rejected the Plan will receive, pursuant to the Plan, certain replacement notes in satisfaction of their claims against the Debtors, the terms of which will be further addressed at the Confirmation Hearing. Four of the remaining classes of holders of claims against the Debtors are unimpaired by the Plan and thus deemed to have accepted the Plan. In addition, three classes of holders of claims will not receive any distributions under the Plan and are deemed to have rejected the Plan. Despite the rejection or deemed rejection of the Plan by certain classes of holders of claims, the Bankruptcy Code provides for the Plan to be approved if it meets certain requirements. The Court will make a determination at or following the Confirmation Hearing regarding whether the Plan meets all requirements for approval. While we believe that the Plan is fair, equitable, and meets all requirements of the Bankruptcy Code, there can be no assurance that we will be able to secure confirmation of the Plan from the Court.
Restructuring Support Agreement
In connection with the Bankruptcy Filing, the Debtors entered into a Restructuring Support Agreement, dated as of April 13, 2014, as subsequently amended, among the Debtors, certain affiliates of Apollo Global Management, LLC and certain holders of the Company’s 9.0% Second-Priority Springing Lien Notes due 2021 and 9.5% Second-Priority Springing Lien Notes due 2021 that are not Apollo Entities providing that the Plan Support Parties, which hold approximately 90% in dollar amount of the Second Lien Notes, will support, and vote in favor of the Plan.

Pursuant to the terms of the Support Agreement, the Plan Support parties were required to not only vote in favor of the Plan, but were also prohibited from, among other things, opposing confirmation of the Plan. The Debtors, in turn, agreed to propose the Plan which provides for (a) payment in full in cash to the Debtors’ general unsecured trade creditors and holders of claims arising from our $75 revolving credit facility, (b) either payment in full in cash or by delivery of replacement notes to holders of 8.875% First-Priority Senior Secured Notes due 2020 and 10% Senior Secured Notes due 2020, (c) conversion of the Second Lien Notes into the new equity of the reorganized Debtors (subject to dilution by a management incentive plan and the new equity to be issued by the rights offering described below), (d) subscription rights to holders of Second Lien Notes in a $600 rights offering, giving such holders the opportunity to purchase a percentage of the new equity of the reorganized Debtors at a price per share determined by using the pro forma capital structure and an enterprise value of $2.2 billion and applying a 15% discount to the equity value thereto, (e) a recovery to holders of the 11% Senior Discount Note, due June 4, 2017 of MPM Holdings in the amount of the cash available at MPM Holdings as of the effective date of the Plan, after taking into account administrative expenses, and (f) no recovery to the holders of 11 1⁄2% Senior Subordinated Notes due 2016 on account of the subordination provisions set forth in the indenture governing the Subordinated Notes. The Plan also provides that the reorganized Debtors will select a chief executive officer, chief financial officer and general counsel who are acceptable to the Requisite Investors (as defined in the Support Agreement) and the costs for whom will not be shared with MSC under the Shared Services Agreement between us and MSC. Under the Plan, the Shared Services Agreement will be amended, subject to agreement by MSC, to provide for certain transition services in the event of a termination of the Shared Services Agreement.
The Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by the Debtors or Plan Support Parties under the Support Agreement; (b) the failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan; (c) the amendment or modification of certain documents, including the Plan, without the consent of the Plan Support Parties; (d) the occurrence of an uncured event of default under the Debtors’ DIP Facilities; and (e) the determination by our board of directors, upon the advice of counsel, that fiduciary obligations require us to terminate our obligations under the Support Agreement. On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances and issued an order authorizing and directing the Debtors to assume the Support Agreement.
Backstop Commitment Agreement
On May 9, 2014, we entered into the BCA, as subsequently amended, among us, MPM Holdings, and the commitment parties party thereto. The BCA provides that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, we will have the option to require each Commitment Party to purchase from us (on a several and not joint basis) its pro rata portion, based on such Commitment Party’s backstop commitment percentage, of the common stock of the reorganized Company that is not otherwise purchased in connection with the $600 rights offerings for New Common Stock to be made in connection with the Plan. In consideration for their commitment to purchase the Unsubscribed Shares, the Commitment Parties will receive the BCA Commitment Premium. The BCA Commitment Premium is payable in shares of New Common Stock; provided, that, if the BCA is terminated under certain circumstances, the BCA Commitment Premium will be payable in cash. Pursuant to the terms of the BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. Although the ultimate form of the payment cannot yet be determined, we recognized a liability for the BCA Commitment Premium as of June 30, 2014, under the guidance for accounting for liability instruments. We have agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with, among other things, the negotiation, preparation and implementation of the rights offerings, the Plan and any related efforts. In addition, the BCA requires that we and the other Debtors shall indemnify the Commitment Parties for certain losses, claims, damages, liabilities, costs and expenses arising out of or in connection with the BCA, the Plan and the related transactions. On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA.
Pre-Petition Claims
On June 4, 2014, as amended on July 15, 2014, the Debtors filed schedules of assets and liabilities and statements of financial affairs with the Court. On June 6, 2014, the Court entered an order establishing July 17, 2014 as the bar date for potential non-governmental creditors and October 10, 2014 for governmental creditors to file proofs of claims and establishing the required procedures with respect to filing such claims. A bar date is the date by which pre-petition claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 proceedings.
As of August 1, 2014, the Debtors have received approximately 1,300 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In the aggregate, total liquidated proofs of claim of approximately $38.5 billion have been filed against the Debtors, including guarantee and other redundant or duplicative claims filed against multiple Debtors. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We are now in the process of reconciling such claims to the amounts listed by the Debtors in their Schedule of Assets and Liabilities. As of the time of filing our unaudited Condensed Consolidated Financial Statements, we have substantially reconciled the $38.5 billion of filed claims to the amount of liabilities classified in “Liabilities subject to compromise” as of June 30, 2014. Differences in liability amounts included in our schedules of assets and liabilities and statements of financial affairs and claims filed by creditors, have and will continue to be, investigated and resolved, including through the filing of objections with the Court, where appropriate. We will ask the Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets. The resolution of such claims could result in material adjustments to amounts currently reflected in our unaudited Condensed Consolidated Financial Statements. The determination of how liabilities will ultimately be treated cannot be made until the Court confirms the Plan. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Going Concern
At June 30, 2014, we believed that, under our current capital structure, there was significant doubt about our ability to continue as a going concern for the next 12 months. The unaudited Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the DIP Facilities, the Court’s confirmation of the Plan and our ability to successfully implement the Plan and obtain exit financing, among other factors.
The unaudited Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets, the satisfaction and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.
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
Momentive Combination and Shared Services Agreement
In October 2010, our parent, Momentive Performance Materials Holdings Inc., and Momentive Specialty Chemicals Holdings LLC, the parent company of Momentive Specialty Chemicals Inc. (“MSC”), became subsidiaries of a newly formed holding company, Momentive Performance Materials Holdings LLC. We refer to this transaction as the “Momentive Combination.” In connection with the closing of the Momentive Combination, we entered into a shared services agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MSC, without cause, on not less than 30 days’ written notice subject to a one-year transition assistance period, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2014 remains unchanged from 2013, which was 57% for MSC and 43% for us.
The Momentive Combination, including the Shared Services Agreement, has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $65 of cost savings in connection with the Shared Services Agreement, and through June 30, 2014, we have fully realized all of these savings. Despite the Bankruptcy Filing, the Shared Services Agreement has continued in effect along with the majority of the savings from these synergies. Pursuant to the Plan, the Shared Services Agreement is to be amended; however, we expect the amended Shared Services Agreement to continue to provide significant savings for us.
First Half of 2014 Overview

•
To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure. Specifically, in addition to the Bankruptcy Filing, we have entered into the DIP ABL Facility and the DIP Term Loan Facility (as further described above and in Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q) to provide liquidity throughout the Chapter 11 process. We have also entered into the Support Agreement (as further described above and in Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q) to facilitate support for a reorganization plan.

•
Net sales increased $62 in the first half of 2014, as compared to the first half of 2013, primarily due to improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement primarily in Europe, which was partially offset by decreased demand in the solar market.

•
Segment EBITDA decreased $17 in the first half of 2014, as compared to the first half of 2013, due primarily to inflation in raw material costs, disruptions in certain plant operations, decreased demand in the solar market and challenges within our supply chain as a result of the Chapter 11 proceedings on our business. These decreases were partially offset by the impact of the increase in net sales discussed above.

•
As of June 30, 2014, we have realized cumulative cost savings of $65 as a result of the Shared Services Agreement with MSC and $33 in cost savings as a result of other initiatives. As of June 30, 2014, we have approximately $5 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 9 to 12 months.

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
Due to continued worldwide economic volatility and uncertainty, the outlook for the second half of 2014 for our business is difficult to predict. Although we expect certain global markets to begin to stabilize, a continued lack of consumer confidence and overcapacity in our industry could continue to negatively impact the results of both of our businesses. Overall we expect moderate increases in volumes in 2014 as compared to 2013 due to expected growth within the construction and transportation markets.
More specifically, we expect continued softness in semiconductor and solar demand and further delay in recovery in these markets to adversely affect volumes in our Quartz business in the second half of 2014. However, we expect further growth in demand in our specialty silicones businesses in the second half of 2014, particularly as we continue our investment in developing new products to support future growth. In addition, we expect the one-time impacts on our business as a result of the Chapter 11 proceedings to subside in the second half of 2014.
We are focused on managing liquidity and optimizing resources in our manufacturing footprint and across our cost structure. We are continuing to invest in growth opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success. We are also focused on gaining productivity efficiencies to reduce material costs and improve margins. We also continue to execute restructuring and cost reduction programs, with $5 of in-process cost savings. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
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

Matters Impacting Comparability of Results

Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$637	100%	$610	100%
Costs and expenses:
Cost of sales, excluding depreciation and amortization	460	72%	443	73%
Selling, general and administrative expense	89	14%	94	15%
Depreciation and amortization expense	42	7%	43	7%
Research and development expense	19	3%	16	3%
Restructuring and other costs	10	2%	4	1%
Operating income	17	2%	10	1%
Interest expense, net	41	6%	79	13%
Other income, net	—	—%	(1)	—%
Reorganization items, net	70	11%	—	—%
Total non-operating expense	111	17%	78	13%
Loss before income taxes and earnings from unconsolidated entities	(94)	(15)%	(68)	(12)%
Income tax expense	13	2%	3	1%
Loss before earnings from unconsolidated entities	(107)	(17)%	(71)	(13)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%
Net loss	$(106)	(17)%	$(70)	(13)%
Other comprehensive income (loss)	$1		$(21)
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Net Sales
Net sales in the second quarter of 2014 increased $27, or 4%, compared to the second quarter of 2013. The increase was primarily due to an increase in price and mix shift of $19, favorable exchange rate fluctuations of $5 and an increase in volume of $3. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe, partially offset by decreased demand in the solar market.
Operating Income
In the second quarter of 2014, cost of sales, excluding depreciation and amortization increased by $17 compared to the second quarter of 2013. The increase was primarily due to the increase in net sales discussed above, as well as unfavorable exchange rate fluctuations and inflation of raw material and processing costs. Selling, general and administrative expense and depreciation and amortization expense for the second quarter of 2014 decreased by $6 compared to the second quarter of 2013. The decrease was primarily due to foreign currency gains related to certain intercompany arrangements for which we are no longer able to assert permanent reinvestment due to the substantial doubt about our ability to continue as a going concern for the next 12 months. Research and development expense for the second quarter of 2014 increased by $3 compared to the second quarter of 2013 primarily related to timing of new projects. Restructuring and other costs for the second quarter of 2014 increased by $6 compared to the second quarter of 2013. For the second quarter of 2014, these costs were primarily related to one-time charges for services and certain costs associated with restructuring our capital structure. For the second quarter of 2013, these costs were primarily related to one-time expenses for services and integration costs.
Non-Operating Expense
In the second quarter of 2014, total non-operating expense increased by $33 compared to the second quarter of 2013. The increase was driven by reorganization items, net of $70, which consisted of the $30 BCA Commitment Premium, professional fees related to the Bankruptcy Filing of $21 and financing fees related to our DIP Facilities of $19. These expenses were partially offset by a decrease in interest expense of $38, which was due to ceasing interest accruals on the Debtor’s unsecured debt in April 2014 as a result of the Bankruptcy Filing.

Income Tax Expense
The effective tax rate was (14)% and (4)% for the second quarter of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the second quarter of 2014, income taxes included unfavorable discrete tax adjustments of $6 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the second quarter of 2013, income taxes included unfavorable discrete tax adjustments of $1 pertaining to the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of June 30, 2014, and are expecting that all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Income (Loss)
For the second quarter of 2014, foreign currency translation positively impacted other comprehensive income by $1, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen.
For the second quarter of 2013, foreign currency translation negatively impacted other comprehensive income by $18, primarily due to strengthening of the U.S. dollar against the Japanese yen, partially offset by the weakening of the U.S. dollar against the euro. For the second quarter of 2013, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $3, primarily due to the recognition of a loss related to certain postretirement benefit obligations, partially offset by the amortization of actuarial losses recorded in prior periods.

	Six Months Ended June 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,242	100%	$1,180	100%
Costs and expenses:
Cost of sales, excluding depreciation and amortization	894	72%	833	71%
Selling, general and administrative expense	168	14%	192	16%
Depreciation and amortization expense	83	7%	87	7%
Research and development expense	39	3%	33	3%
Restructuring and other costs	14	1%	8	1%
Operating income	44	3%	27	2%
Interest expense, net	117	9%	157	13%
Other income, net	—	—%	(1)	—%
Reorganization items. net	70	6%	—	—%
Total non-operating expense	187	15%	156	13%
Loss before income taxes and earnings from unconsolidated entities	(143)	(12)%	(129)	(11)%
Income tax expense	21	2%	5	—%
Loss before earnings from unconsolidated entities	(164)	(14)%	(134)	(11)%
Earnings from unconsolidated entities, net of taxes	2	—%	3	—%
Net loss	$(162)	(14)%	$(131)	(11)%
Other comprehensive loss	$(13)		$(66)

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Net Sales
Net sales in the first half of 2014 increased $62, or 5%, compared to the first half of 2013. The increase was primarily due to an increase in volume of $44, an increase in price and mix shift of $16 and favorable exchange rate fluctuations of $2. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe, partially offset by decreased demand in the solar market.
Operating Income
In the first half of 2014, cost of sales, excluding depreciation increased by $61 compared to the first half of 2013. The increase was primarily due to the increase in volumes discussed above, as well as unfavorable exchange rate fluctuations and inflation of raw material and processing costs. Selling, general and administrative expense and depreciation and amortization expense for the first half of 2014 decreased by $28 compared to the first half of 2013. The decrease was primarily due to foreign currency gains related to certain intercompany arrangements for which we are no longer able to assert permanent reinvestment due to the substantial doubt about our ability to continue as a going concern for the next 12 months, as well as a decrease in depreciation and amortization expense of $4. Research and development expense for the first half of 2014 increased by $6 compared to the first half of 2013 primarily related to timing of new projects. Restructuring and other costs for the first half of 2014 increased by $6 compared to the first half of 2013. For the first half of 2014, these costs were primarily related to one-time charges for services and certain costs associated with restructuring our capital structure, partially offset by a gain related to a claim settlement. For the first half of 2013, these costs were primarily related to one-time expenses for services and integration costs.
Non-Operating Expense
In the first half of 2014, total non-operating expense increased by $31 compared to the first half of 2013. The increase was driven by reorganization items, net of $70, which consisted of the $30 BCA Commitment Premium, professional fees related to the Bankruptcy Filing of $21 and financing fees related to our DIP Facilities of $19. These expenses were partially offset by a decrease in interest expense of $40, which was primarily due to ceasing interest accruals on the Debtor’s unsecured debt in April 2014 as a result of the Bankruptcy Filing.
Income Tax Expense
The effective tax rate was (15)% and (4)% for the first half of 2014 and the first half of 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the first half of 2014, income taxes included unfavorable discrete tax adjustments of $14 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the first half of 2013, income taxes included favorable discrete tax adjustments of $1 pertaining to the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of June 30, 2014, and are expecting that all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Loss
For the first half of 2014, foreign currency translation negatively impacted other comprehensive income by $14, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen as it relates to certain intercompany arrangements. For the first half of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $1, primarily due to the amortization of actuarial losses recorded in prior periods.
For the first half of 2013, foreign currency translation negatively impacted other comprehensive income by $64, primarily due to strengthening of the U.S. dollar against the Japanese yen and the euro. For the first half of 2013, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $2, primarily due to the recognition of a loss related to certain postretirement benefit obligations, partially offset by the amortization of actuarial losses recorded in prior periods.

Results of Operations by Business
Our businesses are based on the products that we offer and the markets that we serve. At June 30, 2014, our two businesses are managed as one reportable segment; however, given the differing technology and marketing strategies, we report the results for the Silicones and Quartz businesses separately.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales(1):
Silicones	$592	$559	$1,149	$1,087
Quartz	45	51	93	93
Total	$637	$610	$1,242	$1,180

Segment EBITDA:
Silicones	$68	$63	$131	$138
Quartz	6	11	14	16
Other	(15)	(11)	(31)	(23)

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013 Business Results
Following is an analysis of the percentage change in sales by business from the three months ended June 30, 2013 to the three months ended June 30, 2014:

	Volume	Price/Mix	Currency Translation	Total
Silicones	2%	3%	1%	6%
Quartz	(12)%	—%	—%	(12)%
Silicones
Net sales in the second quarter of 2014 increased $33, or 6%, compared to the second quarter of 2013. The increase was primarily due to an increase in price and mix shift of $19 and increased volumes of $9, as well as favorable exchange rate fluctuations of $5. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe.
Segment EBITDA in the second quarter of 2014 increased by $5 to $68 compared to the second quarter of 2013. The increase was primarily due to the increase in net sales discussed above, partially offset by raw material cost inflation and the negative impact on our business resulting from the Chapter 11 proceedings.
Quartz
Net sales in the second quarter of 2014 decreased $6, or 12%, compared to the second quarter of 2013. The decrease was primarily due to decreased demand in the solar market.
Segment EBITDA in the second quarter of 2014 decreased by $5 to $6 compared to the second quarter of 2013. The decrease was primarily due to the decrease in sales discussed above, as well as raw material cost inflation.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $4 to $15 compared to the second quarter of 2013 primarily due to higher compensation costs and costs to support initiatives in our information technology, human resources and environmental, health and safety functions.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 Business Results
Following is an analysis of the percentage change in sales by business from the six months ended June 30, 2013 to the six months ended June 30, 2014:

	Volume	Price/Mix	Currency Translation	Total
Silicones	4%	2%	—%	6%
Quartz	(1)%	—%	1%	—%
Silicones
Net sales in the first half of 2014 increased $62, or 6%, compared to the first half of 2013. The increase was primarily due to an increase in volume of $45 and an increase in price and mix shift of $16, as well as favorable exchange rate fluctuations of $1. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe.
Segment EBITDA in the first half of 2014 decreased by $7 to $131 compared to the first half of 2013. The decrease was primarily due to raw material inflation, disruptions in plant operations and incremental transportation costs due to adverse weather conditions of $3 in the first half of 2014, as well as the negative impact on our business resulting from the Chapter 11 proceedings.
Quartz
Net sales in the first half of 2014 remained flat compared to the first half of 2013. A decrease in volume of $1 was directly offset by favorable exchange rate fluctuations of $1.
Segment EBITDA in the first half of 2014 decreased by $2 to $14 compared to the first half of 2013. The decrease was primarily due to decreased productivity in processing costs.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $8 to $31 compared to the first half of 2013 primarily due to higher compensation costs and costs to support initiatives in our information technology, human resources and environmental, health and safety functions.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment EBITDA:
Silicones	$68	$63	$131	$138
Quartz	6	11	14	16
Other	(15)	(11)	(31)	(23)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	11	(4)	29	(5)
Restructuring and other costs	(10)	(4)	(14)	(8)
Reorganization items, net	(70)	—	(70)	—
Total adjustments	(69)	(8)	(55)	(13)
Interest expense, net	(41)	(79)	(117)	(157)
Income tax expense	(13)	(3)	(21)	(5)
Depreciation and amortization	(42)	(43)	(83)	(87)
Net loss	$(106)	$(70)	$(162)	$(131)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and six months ended June 30, 2014, non-cash charges primarily included net unrealized foreign exchange transaction gains related to certain intercompany arrangements. For the three and six months ended June 30, 2013, non-cash charges primarily included net foreign exchange transaction gains and losses and asset disposal losses. For the three and six months ended June 30, 2014 and 2013, restructuring and other costs primarily included expenses from our restructuring and cost optimization programs. For the three and six months ended June 30, 2014, restructuring and other costs also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing. For the six months ended June 30, 2014, these costs were partially offset by a gain related to a claim settlement. For the three and six months ended June 30, 2014, reorganization items represented incremental costs incurred directly as a result of the Bankruptcy Filing, including the BCA Commitment Premium, certain professional fees and financing fees related to our DIP Facilities.

Liquidity and Capital Resources
 We are a highly leveraged company. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our credit facilities. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At June 30, 2014, we had $3,438 of debt. Accordingly, we have significant debt service obligations. In addition, at June 30, 2014, we had $314 in liquidity, consisting of the following:
•$112 of unrestricted cash and cash equivalents (of which $94 is maintained in foreign jurisdictions); and
•$202 of borrowings available under the DIP ABL Facility
A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payables) at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	% of LTM Net Sales	December 31, 2013	% of LTM Net Sales
Accounts receivable	$367	15%	$331	14%
Inventories	415	17%	368	15%
Accounts payable (1)	(302)	(12)%	(259)	(10)%
Net working capital	$480	20%	$440	19%
(1) Amount includes accounts payable classified in “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets.
The increase in net working capital of $40 from December 31, 2013 was due primarily to an increase in inventory levels and accounts receivable to meet increased volumes and demand levels. Accounts payable increased as a result of the same factors, as well as due to the Bankruptcy Filing, as certain pre-petition accounts payable remain unpaid pending the outcome of the Chapter 11 proceedings. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables. In April 2014, we sold approximately $51 of accounts receivable to Finco and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables are fully collected by Finco.

Short-term Outlook
Bankruptcy Filing and Going Concern
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
As part of the Bankruptcy Filing, we and certain of our subsidiaries have obtained debtor-in-possession financing (“DIP Facilities”). The DIP Facilities are comprised of a $270 asset-based revolving loan and a $300 term loan. Access to the full amount of the DIP Facilities has been approved by the Court. As of June 30, 2014, $300 is outstanding under the DIP Term Loan Facility and no amounts were outstanding under the DIP ABL Facility.
As a result of the substantial doubt about our ability to continue as a going concern for the next 12 months, and the associated steps that have been undertaken to restructure our balance sheet and capital structure, our expected cash outflows related to debt service in 2014 are difficult to predict at this time. Despite the Chapter 11 filing, we do expect to make interest payments under the DIP Facilities, our first lien notes and our senior secured notes during 2014, the first payment of which was made in April 2014. We have ceased making interest payments on certain of our other notes. We plan to fund our ongoing operations through available borrowings under our DIP Facilities as well as cash generated from operations.

We currently expect to emerge from Chapter 11 in late 2014; however, this will be contingent upon numerous factors, many of which are out of our control. Major factors include obtaining the Court’s confirmation of the Chapter 11 plan of reorganization proposed by the Debtors, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy. We also may need to obtain a new credit facility, or “exit financing.”  Our ability to obtain such confirmation and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. The plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which such plan is confirmed.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2014	2013
Sources (uses) of cash:
Operating activities	$(110)	$(66)
Investing activities	14	(46)
Financing activities	119	122
Net increase in cash and cash equivalents	$23	$10
Operating Activities
In the first six months of 2014, operations used $110 of cash. Net loss of $162 included $136 of non-cash expense items, of which $83 was for depreciation and amortization, $49 was for non-cash reorganization items, $19 was for the reclassification of DIP Facility financing fees and $13 was for deferred income taxes. These items were partially offset by $27 of unrealized foreign currency gains. Net working capital (defined as accounts receivable and inventory less accounts payable) used $52 of cash, driven by increases in inventory of $45 and accounts receivable of $43. These items were partially offset by increases in accounts payable of $36, driven by the same factors, as well as the impact of the Bankruptcy Filing as it relates to pre-petition accounts payable. Changes in other assets and liabilities and due to/from affiliates used $32, and were driven by the timing of when items were expensed versus paid, which primarily included the impact of the Bankruptcy Filing on certain pre-petition liabilities, interest expense, taxes and restructuring expenses.
In the first six months of 2013, operations used $66 of cash. Net loss of $131 included $92 of non-cash expense items, of which $87 was for depreciation and amortization, $4 was for unrealized foreign currency losses and $4 was for other non-cash adjustments, all of which were partially offset by a $3 deferred tax benefit. Net working capital used $23 of cash driven by an increase in inventory of $40 and an increase in accounts receivable of $39, driven by sequential increases in volumes, partially offset by an increase in accounts payables of $56, driven by the same factors. Changes in other assets and liabilities and due to/from affiliates used cash of $4, and were driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.
Investing Activities
In the first six months of 2014, investing activities provided $14. We spent $48 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (of which $28 represented current year asset additions, with the remainder spent on asset additions made in prior periods). These expenditures were offset by the consolidation of Finco, which provided a $50 increase in cash, as well as the $12 in proceeds received from the sale of a subsidiary to MSC.
In the first six months of 2013, investing activities used $46. We spent $39 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (of which $31 represented current year asset additions, with the remainder spent on asset additions made in prior periods). We spent $2 on the acquisition of intangible assets and a change in restricted cash used $5.
Financing Activities
In the first six months of 2014, financing activities provided $119. Net short-term debt borrowings were $303, which primarily consisted of $300 of borrowings under our DIP Term Loan Facility. Net long-term debt repayments were $115, which primarily consisted of net repayments under our prior ABL Facility and our Cash Flow Facility. Additionally, the repayment of an affiliated loan in conjunction with various transactions with Finco used cash of $50. We also paid $19 of financing fees related to our DIP Facilities.
In the first six months of 2013, financing activities provided $122. Net long-term debt borrowings were $32, which primarily consisted of net borrowings under our ABL Facility. We also paid $11 in financing fees related to our ABL Facility, and received proceeds from a capital contribution of $102 from our parent.
At June 30, 2014, our senior secured revolving credit facilities consisted of our $270 DIP ABL Facility and our $75 Cash Flow Facility. The ABL Facility and Cash Flow Facility, which were entered into in April 2013, replaced our prior senior secured credit facility that consisted of a $300 revolving credit facility and a $33 synthetic letter of credit facility. In April 2014, we entered into the DIP ABL Facility, which amended and restated our existing ABL Facility, and the DIP Term Loan Facility. At June 30, 2014, there were no borrowings outstanding under the DIP ABL Facility and $20 of borrowings outstanding under the Cash Flow Facility. The outstanding letters of credit under the DIP ABL Facility at June 30, 2014 were $68, leaving unused borrowing capacity under the DIP ABL Facility of $202.

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
Covenants under our Senior Secured Credit Facilities and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios, which, with respect to our existing DIP Facilities, require the maintenance of minimum EBITDA and liquidity levels before the Plan is approved and we exit from the Chapter 11 proceedings, as further described below. Payment of borrowings under our senior secured credit facilities and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreements governing our senior secured credit facilities include the failure to pay principal and interest when due, a material breach of a representation or warranty, events of bankruptcy, a change of control and most covenant defaults. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy. In connection with the Chapter 11 filings, we obtained waivers of covenant defaults from our lenders under the ABL Facility and Cash Flow Facility as described further below.
Each of the DIP ABL Facility and DIP Term Loan Facility has two financial maintenance covenants, consisting of a minimum EBITDA covenant calculated on a cumulative basis beginning with May 1, 2014 and tested monthly commencing as of August 31, 2014 and a minimum liquidity covenant of $50 tested at the close of each business day. The Exit ABL Facility, to the extent it becomes effective, will not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the Exit ABL Facility at any time was less than the greater of (a) 12.5% of the lesser of the borrowing base and the total Exit ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio will be generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis and calculated as of the last day of the applicable fiscal quarter.
The financial maintenance covenant in the credit agreement governing our Cash Flow Facility provides that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio.” Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1.0 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). Although we were not required to meet such ratio requirement, as of June 30, 2014, we had a Senior Secured Leverage Ratio of 6.26 to 1.0 under the Cash Flow Facility. We expect the Cash Flow Facility to be terminated upon exit of the Chapter 11 proceedings.
In addition to the financial maintenance covenants described above, we are also subject to certain incurrence tests under the credit agreements governing our senior secured credit facilities and the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing our notes contain an incurrence test that restricts our ability to incur indebtedness or make investments, among other actions, if we do not maintain an Adjusted EBITDA to Fixed Charges ratio (measured on a LTM basis) of at least 2.0 to 1.0. The Adjusted EBITDA to Fixed Charges ratio under the indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on a LTM basis. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under our senior secured revolving credit facilities.
At June 30, 2014, we were in compliance with all covenants under the credit agreements governing the DIP ABL Facility and the DIP Term Loan Facility.

In their opinion to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, our auditors, PricewaterhouseCoopers LLP, concluded that there was substantial doubt about our ability to continue as a going concern for the next 12 months. Additionally, we did not furnish our financial statements for the fiscal year ended December 31, 2013 to the lenders under the ABL Facility and Cash Flow Facility within the required time frame of 95 days from such fiscal year end. Both of these events, as well as the Bankruptcy Filing, triggered a violation of the covenants under the ABL Facility and Cash Flow Facility. We obtained waivers of these covenant violations from our lenders under the ABL Facility and Cash Flow Facility, which violations, if not waived or cured within a specified cure period, may have given rise to an acceleration under the ABL Facility and Cash Flow Facility and triggered cross-acceleration clauses under the indentures that govern our notes. Pursuant to such waivers, the lenders also agreed, subject to certain conditions and/or ongoing covenants and termination events, to waive any defaults or events of default arising under the ABL Facility or the Cash Flow Facility as a result of the commencement of a Chapter 11 filing.
The Bankruptcy Filing also constituted an event of default that accelerated our obligations under our First Lien Notes, Senior Secured Notes, Springing Lien Notes and Senior Subordinated Notes (collectively, the “Notes”). The Notes provide that as a result of the Bankruptcy Filing the principal and interest due thereunder shall be immediately due and payable; however, any efforts to enforce such payment obligations under the Notes are automatically stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the Notes are subject to the applicable provisions of the U.S. Bankruptcy Code.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the period presented:

June 30, 2014
LTM Period
Net loss	$(496)
Interest expense, net	355
Income tax expense	120
Depreciation and amortization	167
EBITDA	146
Restructuring and other costs (a)	27
Reorganization items, net (b)	70
Non-cash charges (c)	(18)
Pro forma savings from other initiatives (d)	5
Exclusion of Unrestricted Subsidiary results (e)	(17)
Adjusted EBITDA	$213

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure incurred prior to the Bankruptcy Filing.

(b)	Represent incremental costs incurred directly as a result of the Bankruptcy Filing, including the BCA Commitment Premium, certain professional fees and financing fees related to the DIP Facilities.

(c)
Non-cash items include the effects of unrealized foreign exchange transaction gains related to certain intercompany arrangements, stock-based compensation expense, unrealized derivative gains and losses and asset disposals.

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

Recently Issued Accounting Standards
In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. We are currently assessing the potential impact of ASU 2014-09 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2013 was provided in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to such disclosure during the first six months of 2014.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II

Item 1.	Legal Proceedings
Italian Tax Claim
On June 17, 2014, an Italian tax court of appeals (the “Italian Court of Appeals”) decided against the Company related to its 2003 income tax position resulting from the acquisition by General Electric Company (“GE”) of an Italian company in the same year. GE subsequently sold this Italian subsidiary to the Company as part of the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”). Having considered the use of debt financing and other characteristics of the acquisition by GE, the Italian Court of Appeals determined that the goodwill amortization and interest expense related to the acquisition by GE were not deductible for tax purposes. Prior to this decision, the Company had received favorable rulings by lower level Italian trial courts in a series of similar cases regarding the same matter.
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. The Company is currently preparing to appeal the adverse decision related to the 2003 tax year before the Italian Supreme Court and believes it has a considerable likelihood of obtaining a favorable outcome. As of June 30, 2014, the total potential assessment, including penalties and interest, is €45, or approximately $61, of which €30, or approximately $41, relates to the period of ownership subsequent to the GE Advanced Materials Acquisition.
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of June 30, 2014. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition. The Company is currently evaluating the impact of this agreement on its potential exposure.
Backstop Commitment Agreement Premium
On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA. As a result, the Company is obligated to pay all fees and expenses related to the BCA, including, among other things, the payment of the BCA Commitment Premium to the Commitment Parties. Pursuant to the terms of the BCA, the commitment premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. Although the ultimate form of the payment cannot yet be determined, the Company recognized a $30 liability for the BCA Commitment Premium as of June 30, 2014, under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations and “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Make-Whole Redemption Premium
On May 9, 2014, the Debtors filed adversary complaints with the Court against the trustees of the holders of the Company’s First Lien Notes and the Senior Secured Notes (“Defendants”) seeking a declaratory judgment that MPM’s commencement of Chapter 11 proceedings did not trigger an obligation to pay the Applicable Premium (as defined in the Indentures) under the Optional Redemption provisions set forth in the Indentures that govern the First Lien Notes and Senior Secured Notes.  Specifically, the Debtors assert that the commencement of the Chapter 11 proceedings resulted in an Event of Default as defined in the Indentures, automatically accelerating the maturity of the First Lien Notes and the Senior Secured Notes and that the Debtors did not exercise an Optional Redemption, as defined in the Indentures, and therefore the Applicable Premium, as defined in the Indentures, is not payable. On June 18, 2014, the Defendants filed counterclaims against the Debtors that seek, among other things, a declaratory judgment that the Applicable Premium is due and owing as a result of the Debtors’ bankruptcy filing. As of June 30, 2014, the Defendants claim the amount of any Applicable Premium owed by the Company is approximately $250. The Company believes the merits supporting the declaratory judgment complaints are valid and believes that a loss under the Redemption Provision is not probable. The Court will make a determination on this issue in connection with the Confirmation Hearing.
Subordination of the Senior Subordinated Notes
On May 30, 2014, the indenture trustee of the Company’s Senior Subordinated Notes (the “Senior Subordinated Indenture Trustee”) filed an adversary complaint with the Court against, among others, the Debtors seeking a declaratory judgment that the Springing Lien Notes do not constitute “Senior Indebtedness” under the terms of the applicable indenture of the Senior Subordinated Notes, and therefore, that any unsecured deficiency claim arising from the Springing Lien Notes should be treated as pari passu in right of payment with the Senior Subordinated Notes under the Plan. Should the Senior Subordinated Indenture Trustee succeed, the Plan would not be able to be confirmed in its current form, and would likely require material revisions to the treatment of Springing Lien Notes and Senior Subordinated Notes, and potentially other classes of holders of claims, under the Plan. The Court will make a determination on this issue in connection with the Confirmation Hearing.
There have been no other material developments during the second quarter of 2014 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
We are subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11, which may lead to potential adverse effects on our liquidity, results of operations or business prospects. We cannot assure you of the outcome of our Chapter 11 proceedings. Risks associated with the Chapter 11 filing include the following:

•	our ability to continue as a going concern;

•	our ability to obtain bankruptcy court approval with respect to motions in the Chapter 11 proceedings and the outcomes of bankruptcy court rulings of the proceedings in general;

•	the length of time we will operate under the Chapter 11 proceedings and our ability to successfully emerge;

•	our ability to consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings;

•	risks associated with third party motions and other pleadings in Chapter 11 proceedings, which may interfere with the Plan;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs related to the bankruptcy filing and other litigation;

•	our ability to manage contracts that are critical to our operation, to obtain and maintain appropriate terms with customers, suppliers and service providers;

•	our ability to maintain the cost savings achieved under the shared services agreement with MSC;

•	whether our foreign subsidiaries continue to operate their business in the normal course;

•	the outcome of all pre-petition claims against us; and

•	our ability to maintain existing customers, vendor relationships and expand sales to new customers.

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
Consummation of the Plan is also subject to certain conditions. These conditions may not be met and there can be no assurance that Apollo and a majority of the Consenting Noteholders will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment of any non-accepting class, as well as any classes junior to such non-accepting class, than the treatment currently provided in the Plan. Such less favorable treatment could include a distribution of property (including the new common stock) to the class affected by the modification of a lesser value than currently provided in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy.
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
In connection with the closing of the Momentive Combination, we entered into the Shared Services Agreement with MSC, as amended on March 17, 2011 (the “Shared Services Agreement”), pursuant to which we provide to MSC and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have achieved significant cost savings under the Shared Services Agreement with MSC, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MSC (or us), without cause, on not less than thirty days prior written notice subject to a 180 day transition assistance period and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). Included in the Company’s Plan of Reorganization is the requirement for certain amendments to the Shared Services Agreement. If the Shared Services Agreement is terminated or materially amended, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer provided by MSC, and would lose the benefits generated under the agreement at the time.
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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of key members of our leadership team. We do not maintain any key-man insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals and engineers who have specialized skills required by our business and focused on the industries in which we compete. Competition for qualified employees in the materials industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
None.

Item 6.    Exhibits

10.1
Waiver, dated as of April 11, 2014, with respect to the Asset-Based Revolving Credit Agreement, dated as of April 24, 2013, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2014).

10.2
Waiver and Consent, dated April 10, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH, as German borrower, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2014).

10.3
Restructuring Support Agreement, dated as of April 13, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., each of their direct and indirect domestic subsidiaries party thereto and certain holders of the Second Lien Notes party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2014).

10.4
First Amendment to Restructuring Support Agreement, dated as of April 16, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., each of their direct and indirect domestic subsidiaries party thereto and certain holders of the Second Lien Notes party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2014).

10.5
Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on April 17, 2014).

10.6
Reaffirmation Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on April 17, 2014).

10.7
Senior Secured Debtor-in-Possession Term Loan Agreement, dated as of April 15, 2014, by and among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on April 17, 2014).

10.8
Collateral Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., each Subsidiary Loan Party party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed on April 17, 2014).

10.9
Guarantee Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., each Subsidiary Loan Party identified therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K filed on April 17, 2014).

10.10
DIP Financing Intercreditor Agreement, dated as of April 15, 2014, among JPMorgan Chase Bank, N.A., as administrative and collateral agent for the ABL secured parties, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the term loan secured parties, and Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc. and each of its subsidiaries signatory thereto (incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K filed on April 17, 2014).

10.11
First Amendment, dated as of May 5, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, under the Senior Secured Debtor-in-Possession Term Loan Credit Agreement, dated as of April 15, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2014).

10.12†	Backstop Commitment Agreement, dated as of May 9, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc. and the Commitment Parties party thereto.

10.13†
First Amendment to Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of May 12, 2014, among the Company, MPM Holdings, Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, Momentive Performance Materials Quartz GmbH, Momentive Performance Materials Nova Scotia ULC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders under the Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014.

10.14
First Amendment to Backstop Commitment Agreement, dated as of June 21, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc. and the Commitment Parties party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2014).

10.15
Eighth Amendment to Restructuring Support Agreement, dated as of June 21, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., each of their direct and indirect domestic subsidiaries party thereto and certain holders of the Second Lien Notes party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on June 26, 2014).

31.1†	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1†	Section 1350 Certifications

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Schema Document

101.CAL*†	XBRL Calculation Linkbase Document

101.DEF*†	XBRL Definition Linkbase Document

101.LAB*†	XBRL Label Linkbase Document

101.PRE*†	XBRL Presentation Linkbase Document

†	Filed herewith.

*	Attached as Exhibit 101 to this report are documents formatted in XBRL(Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	August 13, 2014	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)