Form 10-Q
period 2014-09-30
Momentive Performance Materials Inc.
filed 2014-11-14
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on November 7, 2014, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $5)	$139	$94
Accounts receivable (net of allowance for doubtful accounts of $4)	340	331
Inventories:
Raw materials	156	128
Finished and in-process goods	273	240
Deferred income taxes	5	6
Other current assets	76	61
Total current assets	989	860
Investment in unconsolidated entities	10	8
Deferred income taxes	3	3
Other long-term assets	24	33
Property and equipment:
Land	72	77
Buildings	371	377
Machinery and equipment	1,477	1,582
	1,920	2,036
Less accumulated depreciation	(1,048)	(1,082)
	872	954
Goodwill	362	381
Other intangible assets, net	404	455
Total assets	$2,664	$2,694
Liabilities and Deficit
Current liabilities:
Accounts payable	$222	$259
Debt payable within one year	1,770	3,250
Interest payable	59	88
Income taxes payable	6	6
Deferred income taxes	13	12
Accrued payroll and incentive compensation	44	44
Other current liabilities	96	85
Total current liabilities	2,210	3,744
Long-term liabilities:
Long-term debt	7	7
Pension and post employment benefit obligations	134	280
Deferred income taxes	63	77
Other long-term liabilities	51	66
Liabilities subject to compromise	2,026	—
Total liabilities	4,491	4,174
Commitments and contingencies (See Note 10)
Deficit
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	713	716
Accumulated other comprehensive income	219	202
Accumulated deficit	(2,759)	(2,398)
Total deficit	(1,827)	(1,480)
Total liabilities and deficit	$2,664	$2,694
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net sales	$631	$604	$1,873	$1,784
Costs and expenses:
Cost of sales, excluding depreciation and amortization	445	444	1,339	1,277
Selling, general and administrative expense	249	84	417	276
Depreciation and amortization expense	54	42	137	129
Research and development expense	19	18	58	51
Restructuring and other costs	6	9	20	17
Operating (loss) income	(142)	7	(98)	34
Interest expense, net (contractual interest of $76 and $230 for the three and nine months ended September 30, 2014, respectively)	36	77	153	234
Other non-operating expense, net	—	1	—	—
Reorganization items, net	44	—	114	—
Loss before income taxes and (losses) earnings from unconsolidated entities	(222)	(71)	(365)	(200)
Income tax benefit	(23)	(5)	(2)	—
Loss before (losses) earnings from unconsolidated entities	(199)	(66)	(363)	(200)
(Losses) earnings from unconsolidated entities, net of taxes	—	(1)	2	2
Net loss	$(199)	$(67)	$(361)	$(198)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net loss	$(199)	$(67)	$(361)	$(198)
Other comprehensive income (loss), net of tax:
Foreign currency translation	52	20	38	(44)
(Loss) gain recognized from pension and postretirement benefits	(22)	14	(21)	12
Other comprehensive income (loss)	30	34	17	(32)
Comprehensive loss	$(169)	$(33)	$(344)	$(230)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash flows used in operating activities
Net loss	$(361)	$(198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137	129
Non-cash BCA Commitment Premium (see Note 2)	30	—
Deferred income tax benefit	(15)	(10)
Unrealized foreign currency losses	109	5
Amortization of debt discount and issuance costs	—	7
DIP Facility financing fees included in net loss	19	—
Other non-cash adjustments	5	2
Net change in assets and liabilities:
Accounts receivable	(28)	(37)
Inventories	(75)	(37)
Accounts payable	44	10
Due to/from affiliates	9	3
Income taxes payable	(2)	1
Other assets, current and non-current	(8)	(16)
Other liabilities, current and non-current	11	12
Net cash used in operating activities	(125)	(129)
Cash flows used in investing activities
Capital expenditures	(70)	(56)
Capitalized interest	—	(1)
Purchases of intangible assets	(2)	(2)
Consolidation of variable interest entity	50	—
Proceeds from sale of business	12	—
Change in restricted cash	—	(5)
Proceeds from sale of assets	1	1
Net cash used in investing activities	(9)	(63)
Cash flows provided by financing activities
Net short-term debt borrowings (repayments)	305	(1)
Borrowings of long-term debt	208	344
Repayments of long-term debt	(260)	(258)
Repayment of affiliated debt	(50)	—
Long-term debt financing fees	—	(11)
DIP Facility financing fees	(19)	—
Proceeds from capital contribution	—	102
Net cash provided by financing activities	184	176
Increase (decrease) in cash and cash equivalents	50	(16)
Effect of exchange rate changes on cash and cash equivalents	(5)	(2)
Cash and cash equivalents (unrestricted), beginning of period	89	110
Cash and cash equivalents (unrestricted), end of period	$134	$92
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$136	$210
Income taxes, net of refunds	11	9
Professional fees related to reorganization items	21	—
Non-cash operating activity:
Reorganization items included in accounts payable	$44	$—
Non-cash investing activity:
Capital expenditures included in accounts payable	$12	$12
Non-cash financing activity:
Capital contribution from parent	$—	$7

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2013	$—	$716	$202	$(2,398)	$(1,480)
Net loss	—	—	—	(361)	(361)
Other comprehensive loss	—	—	17	—	17
Sale of business to related party (see Note 7)	—	(3)	—	—	(3)
Balance as of September 30, 2014	$—	$713	$219	$(2,759)	$(1,827)

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
As a result of the Company’s reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014, the Company’s direct parent is MPM Intermediate Holdings Inc., a holding company and wholly owned subsidiary of MPM Holdings Inc., the ultimate parent entity of MPM (“New MPM Holdings”). Prior to its reorganization, the Company, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
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
Going Concern

At September 30, 2014, prior to its emergence from Chapter 11, the Company believed that, under its current capital structure, there was significant doubt about its ability to continue as a going concern for the next 12 months. The unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to continue as a going concern was contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Facilities (see Note 2) and the Company’s ability to successfully implement the Plan (see Note 2), among other factors.
The unaudited Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets, the satisfaction and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing (see Note 2).
2. Chapter 11 Bankruptcy Filing
Bankruptcy Filing
On April 13, 2014 (the “Petition Date”), Momentive Performance Materials Holdings Inc. (the Company’s direct parent prior to October 24, 2014) (“Old MPM Holdings”), the Company and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings are being jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court through the Effective Date (defined below).
Subsequent to the Petition Date, the Company received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, certain customer obligations, obligations to certain logistics providers and pre-petition amounts owed to certain critical vendors. The Company has also honored payments to vendors and other providers in the ordinary course of business for goods and services received after the Petition Date. The Company has retained legal, financial and tax professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.

Debtor-in-Possession Financing
DIP ABL Facility
In connection with the Bankruptcy Filing, on April 15, 2014, the Debtors entered into an amended and restated senior secured debtor-in-possession and exit asset-based revolving credit agreement (the “DIP ABL Facility”), which amended and restated the Company’s existing asset-based revolving loan facility (the “ABL Facility”).
The DIP ABL Facility was terminated upon consummation of the Plan by the Company on October 24, 2014, at which time the Company exercised its option to convert the DIP ABL Facility into an exit asset-based revolving facility (the “Exit ABL Facility”).
Prior to its termination, the DIP ABL Facility had a 12 month term unless, prior to the end of such 12 month period, a reorganization plan was confirmed pursuant to an order entered by the Court and subsequently consummated, in which case, the DIP ABL Facility would terminate on the date of such consummation, unless the Company exercised its option to convert the DIP ABL Facility into the Exit ABL Facility, in which case, upon the effectiveness of the Exit ABL Facility, the term would be five years after such effective date. The maximum availability under the DIP ABL Facility was $270. The DIP ABL Facility was also subject to a borrowing base that was based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
The DIP ABL Facility bore interest based on, at the Company’s option, an adjusted LIBOR rate plus an applicable margin of 2.75% or an alternate base rate plus an applicable margin of 1.75%. In addition to paying interest on outstanding principal under the DIP ABL Facility, the Company was required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.375% per annum, subject to adjustment depending on the usage. The DIP ABL Facility had a minimum EBITDA covenant calculated on a cumulative basis beginning with May 1, 2014 and tested monthly commencing as of August 31, 2014 and a minimum liquidity covenant of $50 tested at the close of each business day. The Exit ABL Facility does not have any financial maintenance covenants, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total Exit ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the agreement governing the Exit ABL Facility is defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis.
The DIP ABL Facility was secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “DIP ABL Priority Collateral”), and second-priority liens on certain collateral that generally included most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than DIP ABL Priority Collateral (the “DIP Term Loan Priority Collateral”), in each case subject to certain exceptions and permitted liens.
As of September 30, 2014, $63 was outstanding under the DIP ABL Facility.
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
The DIP Term Loan Facility was terminated upon consummation of the Plan by the Company on October 24, 2014. All amounts outstanding under the DIP Term Loan Facility as of such date were repaid in full.
Prior to its termination, the DIP Term Loan Facility had a 12 month term unless, prior to the end of such 12 month period, a reorganization plan was confirmed pursuant to an order entered by the Court and subsequently consummated, in which case, the DIP Term Loan Facility would terminate on the date of such consummation. The amount committed and made available under the DIP Term Loan Facility was $300. The DIP Term Loan Facility bore interest based on, at the Company’s option, an adjusted LIBOR rate plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%.
Like the DIP ABL Facility, the DIP Term Loan Facility had a minimum EBITDA covenant calculated on a cumulative basis beginning with May 1, 2014 and tested monthly commencing as of August 31, 2014 and a minimum liquidity covenant of $50 tested at the close of each business day.
The security arrangements for the DIP Term Loan Facility included first-priority liens on the DIP Term Loan Priority Collateral owned by the Company and its domestic subsidiaries and second-priority liens on the DIP ABL Priority Collateral owned by the Company and its domestic subsidiaries, which were junior to the DIP ABL Facility, in each case subject to certain exceptions and permitted liens.
As of September 30, 2014, $300 was outstanding under the DIP Term Loan Facility.

Reorganization Plan and Restructuring Support Agreement
In order for the Company to emerge successfully from Chapter 11, it needed to obtain the Court’s confirmation of a Chapter 11 plan of reorganization proposed by the Debtors (as amended, supplemented or modified, the “Plan”), which has enabled the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy.
On June 23, 2014,  the Company filed with the Court an amended version of the Plan (as further amended on September 24, 2014) and accompanying disclosure statement (the “Disclosure Statement”), both of which were originally filed with the Court on May 12, 2014. The Plan provided, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company, each consistent with the terms set forth in the Support Agreement (defined below) which are further described below. The Plan was intended to enable the Debtors to continue business operations without the likelihood of need for further financial reorganization.
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
Pursuant to the Disclosure Statement Order, the Voting Deadline has passed. Pursuant to the Plan, only four classes of holders of claims against the Debtors were entitled to vote to accept or reject the Plan. Two classes of holders of claims (including holders of the Springing Lien Notes) voted unanimously to approve the Plan whereas two classes of holders of claims voted to reject the Plan (including holders of the First Lien Notes and the Senior Secured Notes). The two classes of holders of claims that rejected the Plan received, pursuant to the Plan, certain replacement notes in satisfaction of their claims against the Debtors (see Note 9). Four of the remaining classes of holders of claims against the Debtors are unimpaired by the Plan and thus deemed to have accepted the Plan. In addition, three classes of holders of claims will not receive any distributions under the Plan and are deemed to have rejected the Plan. Despite the rejection or deemed rejection of the Plan by certain classes of holders of claims, the Bankruptcy Code provided for the Plan to be approved if it met certain requirements.
Restructuring Support Agreement
In connection with the Bankruptcy Filing, the Debtors entered into a Restructuring Support Agreement, dated as of April 13, 2014, (as amended, supplemented or otherwise modified, the “Support Agreement”), among the Debtors, certain affiliates of Apollo Global Management, LLC (the “Apollo Entities”) and certain holders of the Company’s 9.0% Second-Priority Springing Lien Notes due 2021 and 9.5% Second-Priority Springing Lien Notes due 2021 (collectively, the “Second Lien Notes”) that are not Apollo Entities (the “Consenting Noteholders” and, together with the Apollo Entities, the “Plan Support Parties”) providing that the Plan Support Parties, which held approximately 90% in dollar amount of the Second Lien Notes, would support, and vote in favor of the Plan.
Pursuant to the terms of the Support Agreement, the Plan Support Parties were required to not only vote in favor of the Plan, but were also prohibited, from among other things, opposing confirmation of the Plan. The Debtors, in turn, agreed to propose the Plan which provides for (a) payment in full in cash to the Debtors’ general unsecured trade creditors and holders of claims arising from the Company’s $75 revolving credit facility, (b) either payment in full in cash or by delivery of replacement notes to holders of 8.875% First-Priority Senior Secured Notes due 2020 and 10% Senior Secured Notes due 2020, (c) conversion of the Second Lien Notes into the new equity of the reorganized Debtors (subject to dilution by a management incentive plan and the new equity to be issued by the rights offerings described below), (d) subscription rights to holders of Second Lien Notes in the $600 rights offerings (the “Rights Offerings”), giving such holders the opportunity to purchase a percentage of the new equity of the reorganized Debtors at a price per share determined by using the pro forma capital structure and an enterprise value of $2.2 billion and applying a 15% discount to the equity value thereto, (e) a recovery to holders of the 11% Senior Discount Note, due June 4, 2017 of Old MPM Holdings in the amount of the cash available at Old MPM Holdings as of the effective date of the Plan, after taking into account administrative expenses, and (f) no recovery to the holders of 11 1⁄2% Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes”) on account of the subordination provisions set forth in the indenture governing the Senior Subordinated Notes. The Plan also provided that the reorganized Debtors will select a chief executive officer, chief financial officer and general counsel who are acceptable to the Requisite Investors (as defined in the Support Agreement) and the costs for whom will not be shared with Momentive Specialty Chemicals Inc. (“MSC”), an affiliate, under the Shared Services Agreement between the Company and MSC. Under the Plan, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.
On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances and issued an order authorizing and directing the Debtors to assume the Support Agreement.
On September 11, 2014, the Court entered an order (the “Confirmation Order”) confirming the Plan, and on October 24, 2014, the Debtors successfully emerged from Chapter 11 bankruptcy.

Backstop Commitment Agreement
On May 9, 2014, the Company entered into the Backstop Commitment Agreement, as subsequently amended (the “BCA”), among the Company, Old MPM Holdings, and the commitment parties party thereto (the “Commitment Parties,” and each individually, a “Commitment Party”). The BCA provided that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, the Company would have the option to require each Commitment Party to purchase from the Company (on a several and not joint basis) its pro rata portion, based on such Commitment Party’s backstop commitment percentage, of the common stock of the reorganized Company (the “New Common Stock”) that is not otherwise purchased in connection with the Rights Offerings which were made in connection with the Plan (the “Unsubscribed Shares”). In consideration for their commitment to purchase the Unsubscribed Shares, the Commitment Parties received a commitment premium equal to $30 (the “BCA Commitment Premium”). The BCA Commitment Premium was payable in shares of New Common Stock; provided, that, if the BCA was terminated under certain circumstances, the BCA Commitment Premium would have been payable in cash. Pursuant to the terms of the BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. The Company has recognized a $30 liability for the BCA Commitment Premium as of September 30, 2014 under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations and “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. The Company has agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with, among other things, the negotiation, preparation and implementation of the Rights Offerings, the Plan and any related efforts. In addition, the BCA requires that the Company and the other Debtors indemnify the Commitment Parties for certain losses, claims, damages, liabilities, costs and expenses arising out of or in connection with the BCA, the Plan and the related transactions. On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA.
Upon application of fresh-start accounting (see Note 3), on October 24, 2014, the BCA Commitment Premium will be converted to equity in the unaudited Condensed Consolidated Balance Sheets.
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
Pre-petition claims will be disposed of in accordance with the Plan. As the Company had not emerged from Chapter 11 bankruptcy as of September 30, 2014, all such amounts are classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets.
Subsequent Events
Emergence from Chapter 11 Bankruptcy
On October 24, 2014 (the “Effective Date”), the Plan became effective and the Debtors emerged from the Chapter 11 proceedings.
On or following the Effective Date, and pursuant to the terms of the Plan, the following occurred or is in the process of occurring:

•	payment in full in cash to general unsecured creditors (including trade creditors) and holders of claims arising from the Cash Flow Facility and the DIP Term Loan Facility;

•	payment in full by way of replacement notes to holders of the First Lien Notes and the Senior Secured Notes;

•
conversion of the Springing Lien Notes into the new equity of the post-Effective Date Company (the “Successor Company”) (resulting in the issuance of 11,791,126 shares of New Common Stock) (the “Second Lien Notes Equity Distribution”), subject to dilution by the management incentive plan and the Rights Offerings Stock;

•
subscription rights to holders of the Springing Lien Notes in the Rights Offerings (resulting in the issuance of 36,197,874 shares of New Common Stock (including shares issued in connection with the Backstop Commitment));

•	a recovery to the holders of Old MPM Holdings’ PIK notes in the amount of the cash available at Old MPM Holdings as of the Effective Date, after taking into account administrative expenses;

•	cancellation of the Senior Subordinated Notes on account of the subordination provisions set forth in the indenture to the Senior Subordinated Notes;

•	cancellation of the equity of the pre-Effective Date Company (the “Predecessor Company”);

•	entry into the $270 Exit ABL Facility (see Note 9); and

•	appointment of a new chief executive officer, chief financial officer and general counsel.

Issuance of New Common Stock
On the Effective Date, all previously issued and outstanding shares of the Company’s common stock were canceled, as were all other previously issued and outstanding equity interests. On the Effective Date, the Company issued 7,475,000 shares (the “1145 Rights Offering Stock”) of a new class of common stock, par value $0.01 per share, of the Company (the “New Common Stock”) pursuant to the rights offering under Section 1145 of the Bankruptcy Code (the “Section 1145 Rights Offering”) and 26,662,690 shares (the “4(a)(2) Rights Offering Stock”) of New Common Stock pursuant to the rights offering under section 4(a)(2) (the “4(a)(2) Rights Offering”) of the Securities Act of 1933, as amended (the “Securities Act). Additionally, the Company issued 2,060,184 shares of New Common Stock pursuant to the Backstop Commitment, including 1,475,652 shares of New Common Stock issued as consideration for the BCA Commitment Premium. A portion of the 1145 Rights Offering Stock issued to the Commitment Parties, and all of the 4(a)(2) Rights Offering Stock, are restricted securities under the Securities Act, and may not be offered, sold or otherwise transferred except in accordance with applicable restrictions. In addition, upon effectiveness of the Plan, the Company issued 11,791,126 shares of New Common Stock to holders of the Second Lien Notes pursuant to the Second Lien Notes Equity Distribution.
In accordance with the Plan, all shares of New Common Stock were automatically exchanged for one share of common stock, par value $0.01 per share, of New MPM Holdings, which contributed the shares of New Common Stock to its wholly-owned subsidiary, MPM Intermediate Holdings Inc. As a result, the Company is a wholly owned subsidiary of MPM Intermediate Holdings Inc.
The shares of New Common Stock described above were exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering.
On November 7, 2014, the Company effected a reverse stock split and, as a result, 48 shares of the New Common Stock remained outstanding.
3. Fresh Start Accounting Subsequent Event
In connection with the Company’s emergence from Chapter 11, the Company will apply the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company will apply fresh start accounting as of October 24, 2014.
Upon the application of fresh start accounting, the Company will allocate the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the the fair value of identified tangible and intangible assets will be reported as goodwill.
Reorganization Value
In support of the Plan, the enterprise value of the Successor Company was estimated to be in the range of $2.0 billion to $2.4 billion as of the Effective Date. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, the Company estimated the enterprise value to be $2.2 billion, which was approved by the Court.
The Company estimated the enterprise value of the Successor Company utilizing the discounted cash flow method. To estimate fair value utilizing the discounted cash flow method, the Company established an estimate of future cash flows based on the financial projections and assumptions utilized in the Company’s disclosure statement, which were derived from earnings forecasts and assumptions regarding growth and margin projections. A terminal value was included, and was calculated using the constant growth method based on the projected cash flows of the final year of the forecast period.
Pro Forma Consolidated Statement of Financial Position
The pro forma adjustments set forth in the following consolidated Balance Sheet reflect the preliminary estimated effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh-start accounting (reflected in the column “Fresh Start Adjustments”) on the Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2014, had the Plan been effective on that date.
The Reorganization Adjustments reflect the estimated effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities, issuance of securities, repayment of certain debt and other cash payments. These adjustments reflect preliminary estimates, and actual amounts to be recorded as of the Effective Date may be materially different from these estimates.
The Fresh Start Adjustments are based upon asset appraisals which are preliminary and subject to change. As a result, changes in values and assumptions from those reflected below may materially affect the reported value of assets and liabilities, as well as goodwill. Additionally, amounts will differ due to the results of operations between September 30, 2014 and the Effective Date.

The pro forma effects of the consummation of the Plan and fresh-start accounting on the Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2014 are as follows:

	Predecessor Company	Reorganization Adjustments (1)	Fresh Start Adjustments (2)	Successor Company
Assets
Current assets:
Cash and cash equivalents	$139	$120	$—	$259
Accounts receivable	340	—	—	340
Inventories	429	—	9	438
Deferred income taxes	5	75	(3)	77
Other current assets	76	—	—	76
Total current assets	989	195	6	1,190
Investment in unconsolidated entities	10	—	8	18
Deferred income taxes	3	25	14	42
Other long-term assets	24	3	—	27
Property and equipment, net	872	—	246	1,118
Goodwill	362	—	(73)	289
Other intangible assets, net	404	—	11	415
Total assets	$2,664	$223	$212	$3,099
Liabilities and Deficit
Current liabilities:
Accounts payable	$222	$38	$—	$260
Debt payable within one year	1,770	(1,733)	—	37
Interest payable	59	(58)	—	1
Income taxes payable	6	—	—	6
Deferred income taxes	13	—	—	13
Accrued payroll and incentive compensation	44	12	—	56
Other current liabilities	96	(25)	—	71
Total current liabilities	2,210	(1,766)	—	444
Long-term liabilities:
Long-term debt	7	1,159	—	1,166
Pension and post employment benefit obligations	134	164	45	343
Deferred income taxes	63	(65)	190	188
Other long-term liabilities	51	8	11	70
Liabilities subject to compromise	2,026	(2,026)	—	—
Total liabilities	4,491	(2,526)	246	2,211
(Deficit) Equity
Common stock (Successor)	—	—	—	—
Additional paid-in capital (Successor)	—	888	—	888
Common stock (Predecessor)	—	—	—	—
Additional paid-in capital (Predecessor)	713	(713)	—	—
Accumulated other comprehensive income	219	—	(219)	—
Accumulated deficit	(2,759)	2,574	185	—
Total (deficit) equity	(1,827)	2,749	(34)	888
Total liabilities and (deficit) equity	$2,664	$223	$212	$3,099

(1)
Reflects adjustments related to the consummation of the Plan, including the settlement of liabilities subject to compromise and related payments, other distributions of cash, issuance of new shares of common stock and the cancellation of the common equity of the Predecessor Company, as discussed in Note 2.

(2)
Reflects adjustments related to fresh-start accounting, including the write-up of inventory and the adjustment of property, plant and equipment to its appraised fair value. Adjustments for other intangible assets and deficit are also included and are based on third party valuations performed by certain valuation specialists. The fresh-start adjustments also include the elimination of the accumulated deficit and accumulated other comprehensive income of the Predecessor Company. These adjustments reflect preliminary estimates, and actual amounts to be recorded as of the Effective Date may be materially different from these estimates.

The reorganization value of each of our reporting units was allocated to the individual assets and liabilities based upon their estimated fair market values. Allocations were first made to current assets and liabilities and long-term monetary assets and liabilities. The remainder of the reorganization value was allocated to long-term assets such as property, plant and equipment, equity method investments and intangible assets. The excess of reorganization value over the estimated fair value of the Company’s assets is estimated to be $289, and is reflected as goodwill.

4. Liabilities Subject to Compromise
Liabilities subject to compromise represent unsecured liabilities that have been accounted for under the Company’s Plan. As a result of the Bankruptcy Filing, actions to enforce or otherwise effect payment of pre-petition liabilities are generally stayed. These liabilities represent the amounts which have been allowed on known claims which were resolved through the Chapter 11 process, and have been approved by the Court as a result of the Confirmation Order.
Subsequent to the Petition Date, the Company received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company has honored payments to vendors and other providers in the ordinary course of business for goods and services received after the Petition Date.
The following table summarizes pre-petition liabilities that are classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets:

As of September 30, 2014
Accounts payable	$65
Debt	1,727
Interest payable	46
Pension and other post employment benefit obligations	163
Other	25
Total	$2,026
The Bankruptcy Filing was an event of default under the ABL Facility, the Cash Flow Facility and the indentures that govern the Company’s notes (see Note 9). Interest payable reflects pre-petition accrued interest related to the Debtor’s unsecured debt. Other liabilities subject to compromise primarily include accrued liabilities for incentive compensation, environmental and legal items.
These liabilities were disposed of in accordance with the Plan, as applicable, on or shortly after the Company emerged from Chapter 11 bankruptcy on October 24, 2014.
5. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Filing and adjustments to the expected amount of allowed claims for liabilities subject to compromise are classified as “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. The following table summarizes reorganization items, net for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Professional fees	$41	$62
DIP Facility financing costs	—	19
BCA Commitment Premium	—	30
Other	3	3
Total	$44	$114
6. Summary of Significant Accounting Policies
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
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2014 through November 14, 2014, the date of issuance of its unaudited Condensed Consolidated Financial Statements.

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
In August 2014, the FASB issued Accounting Standards Board Update No. 2014-15: Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the Company’s financial statements.

7. Related Party Transactions
Administrative Services, Management and Consulting Agreement
The Company was subject to a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company had also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provided for annual fees of $4 plus out of pocket expenses, payable in one lump sum annually, and provided for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. This annual management fee was waived for 2014.
In connection with the Company’s emergence from Chapter 11, the management agreement was terminated pursuant to the Confirmation Order, effective as of the Petition Date.
Transactions with MSC
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with MSC (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, the Company provides to MSC, and MSC provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MSC, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and MSC. Pursuant to this agreement, during the nine months ended September 30, 2014 and 2013, the Company incurred approximately $76 and $67, respectively, of net costs for shared services and MSC incurred approximately $100 and $90, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2014 and 2013, were net billings from MSC to the Company of $31 and $21, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentage for 2014 remains unchanged from 2013, which was 57% for MSC and 43% for the Company. The Company had accounts receivable from MSC of less than $1 as of December 31, 2013, and accounts payable to MSC of $14 and $4 at September 30, 2014 and December 31, 2013, respectively.
In conjunction with the consummation of the Plan, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.
Purchases and Sales of Products and Services with MSC
The Company also sells products to, and purchases products from MSC, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of the Company also acts as a non-exclusive distributor in India for certain of MSC’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of three years and may be terminated for convenience by either party thereunder upon 30 days’ prior notice in the case of the Master/Buy Sell Agreement and upon 90 days’ prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, during the three months ended September 30, 2014 and 2013, the Company sold $2 of products to MSC and purchased less than $1 and $1, respectively. During the nine months ended September 30, 2014 and 2013, the Company sold $6 and $4, respectively, of products to MSC and purchased less than $1 and $1, respectively. As of both September 30, 2014 and December 31, 2013, the Company had $1 of accounts receivable from MSC and less than $1 of accounts payable to MSC related to these agreements.
Other Transactions with MSC
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of MSC to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of MSC will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it will provide to the subsidiary of MSC various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company received less than $1 from MSC under this agreement during both the three and nine months ended September 30, 2014.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of MSC for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of MSC, whereby the subsidiary of MSC will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of MSC for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three and nine months ended September 30, 2014, the Company sold approximately $10 and $20, respectively, of products to MSC under this distribution agreement, and paid less than $1 to MSC as compensation for acting as distributor of the products. As of September 30, 2014, the Company had $3 of accounts receivable from MSC related to the distribution agreement.
As both the Company and MSC shared a common ultimate parent at the time of the transaction, this sale was accounted for as a transaction under common control, as defined in the accounting guidance for business combinations. As such, the loss on the sale of $3 was accounted for as a capital distribution, and is reflected in “Paid-in-Capital” in the unaudited Condensed Consolidated Balance Sheets.
Transactions with Affiliates Other Than MSC
Purchases and Sales of Products and Services
The Company sells products to various affiliates other than MSC. These sales were $3 and $2 for the three months ended September 30, 2014 and 2013, respectively, and $9 and $7 for the nine months ended September 30, 2014 and 2013, respectively. Receivables from these affiliates were $2 and $1 at September 30, 2014 and December 31, 2013, respectively. The Company also purchases products and services from various affiliates other than MSC. These purchases were $5 and $4 the three months ended September 30, 2014 and 2013, respectively, and $12 and $13 for the nine months ended September 30, 2014 and 2013, respectively. The Company had accounts payable to these affiliates of $1 and $2 as of September 30, 2014 and December 31, 2013, respectively.
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
Revolving Credit Facility
In April 2013, the Company entered into a $75 revolving credit facility with an affiliate of GE (the “Cash Flow Facility”) (see Note 9). Prior to entry into the Cash Flow Facility, an affiliate of GE was one of the lenders under the Company’s prior senior secured revolving credit facility, representing approximately $160 of the lenders’ $300 revolving credit facility commitment. As of September 30, 2014, $20 was outstanding under the Cash Flow Facility.

Transactions and Arrangements with Parent and its Subsidiaries
Prior to June 30, 2014, Momentive Performance Materials Holdings LLC (the Company’s ultimate parent prior to October 24, 2014) (“Momentive Holdings”) purchased insurance policies which also covered the Company and MSC. Amounts were billed to the Company annually based on the Company’s relative share of the insurance premiums and amortized over the term of the policy. There were no billings to the Company for both the three and nine months ended September 30, 2014 and $9 for both the three and nine months ended September 30, 2013. The Company had accounts payable to Momentive Holdings of $3 under these arrangements at December 31, 2013.
In March 2014, the Company entered into an Employee Services Agreement with Momentive Holdings, MSC and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp.”), a subsidiary of Momentive Holdings (the “Services Agreement”).  The Services Agreement provides for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to the Company and sets forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President, Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agrees to pay 100% of Mr. Boss’s costs of employment which are comprised of “Covered Costs” including an annual base salary of $585 thousand, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses. The Company paid less than $1 under this agreement during both the three and nine months ended September 30, 2014.
In April 2014, the Company entered into an accounts receivable purchase and sale agreement with Superholdco Finance Corp (“Finco”), a newly formed subsidiary of Momentive Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, the Company sold approximately $51 of accounts receivable to Finco, and received 95% of the proceeds in cash, with the remaining 5% received in cash once the sold receivables were fully collected by Finco. The agreement also appointed the Company to act as the servicer of the receivables on behalf of Finco.
Finco was deemed to be a VIE, and the 5% holdback of cash by Finco represented the Company’s variable interest in Finco. The power to direct the activities that most significantly impact the VIE is shared between the Company and the other related party variable interest entity holder. The 5% holdback of cash by Finco previously resulted in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns of the VIE and, therefore, the Company had consolidated Finco in its unaudited Condensed Consolidated Financial Statements during a portion of the nine months ended September 30, 2014. As a result, the Company consolidated $50 of cash and cash equivalents and a $50 affiliated loan payable. During the three months ended September 30, 2014, the affiliated loan payable was repaid in full and the 5% holdback of cash was received from Finco. As such, as of September 30, 2014, the Company does not absorb the majority of risk from the potential losses or the majority of the gains from potential returns of the VIE, and therefore, as of September 30, 2014, the Company does not consolidate Finco.
8. Fair Value Measurements
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

Recurring Fair Value Measurements
At both September 30, 2014 and December 31, 2013, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or nine months ended September 30, 2014

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2014
Debt	$3,504	$—	$2,735	$—	$2,735
December 31, 2013
Debt	$3,257	$—	$3,029	$—	$3,029
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
9. Debt Obligations
As of September 30, 2014, the Company had $63 of outstanding borrowings under the DIP ABL Facility and $20 of outstanding borrowings under the Cash Flow Facility. The outstanding letters of credit under the DIP ABL Facility at September 30, 2014 were $74, leaving an unused borrowing capacity of $133.
Debt outstanding at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014			December 31, 2013
	Liabilities Subject to Compromise	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—	$135
Cash Flow Facility	—	—	20	—	—
DIP Facilities:
DIP ABL Facility	—	—	63	—	—
DIP Term Loan Facility	—	—	300	—	—
First Lien and Senior Secured Notes:
8.875% First Lien Notes due 2020	—	—	1,100	—	1,100
10.00% Senior Secured Notes due 2020	—	—	250	—	250
Springing Lien Notes:
9.00% Springing Lien Dollar Notes due 2021	1,161	—	—	—	1,161
9.50% Springing Lien Euro Notes due 2021	184	—	—	—	183
Other Borrowings:
11.50% Senior Subordinated Notes due 2016	382	—	—	—	382
China bank loans	—	7	30	7	33
Other	—	—	7	—	6
Total debt	$1,727	$7	$1,770	$7	$3,250
The Bankruptcy Filing, was an event of default under the ABL Facility, the Cash Flow Facility and the indentures that govern the Company’s notes. As such, all outstanding debt as of December 31, 2013 related to the ABL Facility, the Cash Flow Facility, the First Lien Notes, the Senior Secured Notes, the Springing Lien Notes and the Senior Subordinated Notes were classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets and related footnote disclosures. As of September 30, 2014, all outstanding debt related to the DIP Term Loan Facility, the Cash Flow Facility, the First Lien Notes and the Senior Secured Notes has been classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets, as these obligations are fully collateralized. As of September 30, 2014, all amounts related to the Debtor’s unsecured debt are classified in “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets. Additionally, as a result of the Bankruptcy Filing, the Company ceased accruing interest on the Debtor’s unsecured debt in April 2014.

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
Debtor-in-Possession Financing
DIP ABL Facility and Exit ABL Facility
In connection with the Bankruptcy Filing, in April 2014, Old MPM Holdings, the Company and certain of its subsidiaries entered into the DIP ABL Facility and the DIP Term Loan Facility, as further described in Note 2. During the nine months ended September 30, 2014, the Company borrowed $300 under the DIP Term Loan Facility, the proceeds of which were used in part to repay the outstanding balance under the ABL Facility.
Upon consummation of the Plan by the Company on October 24, 2014, the Company exercised its option to convert the DIP ABL Facility into an exit asset-based revolving facility (the “Exit ABL Facility”). The Exit ABL Facility has a five year term and a maximum availability of $270. The Exit ABL Facility is also subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
The Exit ABL Facility bears interest based on, at the Company’s option, (a) with respect to Tranche A Revolving Facility Commitments (as defined in the credit agreement governing the Exit ABL Facility), an adjusted LIBOR rate plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00% and (b) with respect to Tranche B Revolving Facility Commitments (as defined in the credit agreement governing the Exit ABL Facility), an adjusted LIBOR rate plus an applicable margin of 2.75% or an alternative base rate plus an applicable margin of 1.75%, in each case, subject to adjustment depending on usage. In addition to paying interest on outstanding principal under the Exit ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.375% per annum, subject to adjustment depending on the usage. The Exit ABL Facility does not have any financial maintenance covenants, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total Exit ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the agreement governing the Exit ABL Facility is defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis.
The Exit ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “Exit ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than Exit ABL Priority Collateral (the “DIP Term Loan Priority Collateral”), in each case subject to certain exceptions and permitted liens.
DIP Term Loan Facility
In connection with the Bankruptcy Filing, on April 15, 2014, the Company entered into a senior secured debtor-in-possession term loan agreement, as amended (the “DIP Term Loan Facility”) (collectively with the DIP ABL Facility, the “DIP Facilities”). Proceeds from the DIP Term Loan Facility were used in part to repay in full the outstanding obligations under the Company’s existing ABL Facility. The amount committed and made available under the DIP Term Loan Facility was $300. The DIP Term Loan Facility bore interest based on, at the Company’s option, an adjusted LIBOR rate plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%. The DIP Term Loan Facility was terminated upon consummation of the Plan by the Company on October 24, 2014. All amounts outstanding under the DIP Term Loan Facility as of such date were repaid in full.

Subsequent Events
Cash Flow Facility
In connection with the consummation of the Plan, on October 24, 2014, the Company repaid in full all outstanding amounts under the Cash Flow Facility. Upon making these payments, the Company’s obligations under the Cash Flow Facility were satisfied in full and the Cash Flow Facility was immediately terminated.
New First Lien and Second Lien Notes
New First Lien Notes
Additionally, upon consummation of the Plan, on October 24, 2014, the Company issued $1,100 aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “New First Lien Notes”). The New First Lien Notes were issued as replacement for the Company’s existing $1,100 outstanding principal amount of 8.875% First Lien Notes due 2020.
The New First Lien Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing U.S. subsidiaries that is a guarantor under the Company’s Exit ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of the Company under the related indenture (the “Note Guarantors”). Pursuant to customary release provisions in the indenture governing the New First Lien Notes, the Note Guarantors may be released form their guarantee of the New First Lien Notes (the “New First Lien Note Guarantees”). The New First Lien Notes are not guaranteed by MPM Intermediate Holdings Inc.
The New First Lien Notes and New First Lien Note Guarantees are senior indebtedness of the Company and the Note Guarantors, respectively, and rank equal in right of payment with all existing and future senior indebtedness of the Company and the Note Guarantors, respectively; senior in right of payment to all existing and future subordinated indebtedness of the Company and the Note Guarantors and guarantees thereof; and structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the New First Lien Notes.
The New First Lien Notes and New First Lien Note Guarantees have the benefit of first-priority liens on the collateral of the Company and the Note Guarantors other than the Exit ABL Priority Collateral, with respect to which the New First Lien Notes and New First Lien Note Guarantees have the benefit of second-priority liens. Consequently, the New First Lien Notes rank effectively junior in priority to the Company’s obligations under the Exit ABL Facility to the extent of the value of the Exit ABL Priority Collateral; equal with holders of other obligations secured pari passu with the New First Lien Notes including other first priority obligations (to the extent of the value of such collateral); effectively senior to any junior priority obligations (to the extent of the value of such collateral) including the New Second Lien Notes (further described below) and the Company’s obligations under the Exit ABL Facility to the extent of the value of the collateral that is not Exit ABL Priority Collateral; and effectively senior to any senior unsecured obligations (to the extent of the value of such collateral).
Interest on the New First Lien Notes is payable at 3.88% per annum, semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing on April 15, 2015. The Company may redeem some or all of the New First Lien Notes at any time at a redemption price of 100% of the principal amount plus accrued and unpaid interest.
New Second Lien Notes
Additionally, upon consummation of the Plan, on October 24, 2014, the Company issued $250 aggregate principal amount of 4.69% Second Lien Notes due 2022 (the “New Second Lien Notes”). The New Second Lien Notes were issued as replacement for the Company’s existing $250 outstanding principal amount of 10% Senior Secured Notes due 2020.
The New Second Lien Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing U.S. subsidiaries that is a guarantor under the Company’s Exit ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any Note Guarantor. Pursuant to customary release provisions in the indenture governing the New Second Lien Notes, the Note Guarantors may be released form their guarantee of the New Second Lien Notes (the “New Second Lien Note Guarantees”). The New Second Lien Notes are not guaranteed by MPM Intermediate Holdings Inc..
The New Second Lien Notes and New Second Lien Note Guarantees are senior indebtedness of the Company and the Note Guarantors, respectively, and rank equal in right of payment with all existing and future senior indebtedness of the Company and the Note Guarantors, respectively; senior in right of payment to all existing and future subordinated indebtedness of the Company and the Note Guarantors and guarantees thereof; and structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the New Second Lien Notes.

The New Second Lien Notes and New Second Lien Note Guarantees have the benefit of second-priority liens on the collateral of the Company and the Note Guarantors. Consequently, the New Second Lien Notes rank effectively junior in priority to the Company’s obligations under the Exit ABL Facility, the New First Lien Notes and other first priority obligations (to the extent of the value of such collateral); equal with holders of other obligations secured pari passu with the New Second Lien Notes (to the extent of the value of such collateral); effectively senior to any junior priority obligations (to the extent of the value of such collateral); and effectively senior to any senior unsecured obligations (to the extent of the value of such collateral).
Interest on the New Second Lien Notes is payable at 4.69% per annum, semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing on April 15, 2015. The Company may redeem some or all of the New Second Lien Notes at any time at a redemption price of 100% of the principal amount plus accrued and unpaid interest.
General
The New First Lien Notes Indenture and the New Second Lien Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of the Company’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to the Company’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of the Company’s subsidiaries to pay dividends or to make other payments to us; (viii) enter into transactions with the Company’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets; and (x) transfer or sell assets.
Springing Lien Notes
In connection with the consummation of the Plan, the Company’s existing 9.00% Springing Lien Dollar Notes due 2021 and 9.50% Springing Lien Euro Notes due 2021 were converted into the new equity of the Successor Company (resulting in the issuance of 11,791,126 shares of New Common Stock), subject to dilution by the management incentive plan and the Rights Offering Stock. Additionally, holders of the Springing Lien Notes were given subscription rights in the Rights Offerings (resulting in the issuance of 36,197,874 shares of New Common Stock (including shares issued in connection with the Backstop Commitment)).
Senior Subordinated Notes
In connection with the consummation of the Plan, the Company’s Senior Subordinated Notes were canceled on account of the subordination provisions set forth in the indenture to the Senior Subordinated Notes.
Pro Forma Debt Obligations
The components of debt outstanding at September 30, 2014, as adjusted for the pro forma effects of the consummation of the Plan and fresh-start accounting, is as follows:

	Pro Forma as of September 30, 2014
	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
Exit ABL Facility	$—	$—
First Lien and Second Lien Notes:
3.88% First Lien Notes due 2021	957	—
4.69% Second Lien Notes due 2022	202	—
Other Borrowings:
China bank loans	7	30
Other	—	7
Total debt	$1,166	$37

10. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 at both September 30, 2014 and December 31, 2013 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. The Company is currently preparing to appeal the adverse decision related to the 2003 tax year before the Italian Supreme Court and believes it has a considerable likelihood of obtaining a favorable outcome. As of September 30, 2014, the total potential assessment, including penalties and interest, is €45, or approximately $57, of which €30, or approximately $38, relates to the period of ownership subsequent to the GE Advanced Materials Acquisition.
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of September 30, 2014. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition. The Company is currently evaluating the impact of this agreement on its potential exposure.
Backstop Commitment Agreement Premium
On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA. As a result, the Company is obligated to pay all fees and expenses related to the BCA, including, among other things, the payment of the BCA Commitment Premium to the Commitment Parties (see Note 2). Pursuant to the terms of the BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. The Company recognized a $30 liability for the BCA Commitment Premium as of September 30, 2014 under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations and “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. Upon application of fresh-start accounting, on October 24, 2014, the BCA Commitment Premium will be converted to equity in the unaudited Condensed Consolidated Balance Sheets.
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both September 30, 2014 and December 31, 2013, the Company had recognized obligations of $6 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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

11. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement benefit expense for the three and nine months ended September 30, 2014 and 2013:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$1	$2	$1	$1	$—	$—	$—
Interest cost on projected benefit obligation	2	1	2	1	1	—	1	—
Expected return on assets	(2)	—	(1)	—	—	—	—	—
Curtailment gain (1)	—	—	(3)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	1	—	—	—
Amortization of net losses (gains)	—	—	—	1	(1)	—	—	—
Net expense	$2	$2	$—	$3	$2	$—	$1	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$6	$5	$7	$5	$2	$—	$2	$—
Interest cost on projected benefit obligation	6	3	6	3	3	—	3	—
Expected return on assets	(6)	—	(5)	(1)	—	—	—	—
Curtailment gain (1)	—	—	(3)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	1	—	1	—
Amortization of net losses (gains)	—	1	—	1	(1)	—	—	—
Net expense	$6	$9	$5	$8	$5	$—	$6	$—

(1)
The curtailment gain recognized on pension benefits during the three and nine months ended September 30, 2013 relates to the remeasurement of the pension benefit obligation in conjunction with the ratification of the new collective bargaining agreement in July 2013.

12. Segment Information
The Company’s businesses are based on the products that the Company offers and the markets that it serves. At September 30, 2014, the Company’s two businesses are managed as one reportable segment; however, given the differing technology and marketing strategies, the Company reports the results for the Silicones and Quartz businesses separately.
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

Net Sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Silicones	$587	$549	$1,736	$1,636
Quartz	44	55	137	148
Total	$631	$604	$1,873	$1,784

(1)	Inter-business sales are not significant and, as such, are eliminated within the selling business.
Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Silicones	$75	$55	$206	$193
Quartz	5	11	19	27
Other	(17)	(11)	(48)	(34)
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment EBITDA:
Silicones	$75	$55	$206	$193
Quartz	5	11	19	27
Other	(17)	(11)	(48)	(34)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(145)	1	(116)	(4)
Restructuring and other costs	(6)	(9)	(20)	(17)
Reorganization items, net	(44)	—	(114)	—
Total adjustments	(195)	(8)	(250)	(21)
Interest expense, net	(36)	(77)	(153)	(234)
Income tax benefit	23	5	2	—
Depreciation and amortization	(54)	(42)	(137)	(129)
Net loss	$(199)	$(67)	$(361)	$(198)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2014, non-cash charges primarily included net unrealized foreign exchange transaction losses related to certain intercompany arrangements and losses on the disposal of certain assets. For the three and nine months ended September 30, 2013, non-cash charges primarily included net foreign exchange transaction gains and losses and asset disposal gains and losses. For the three and nine months ended September 30, 2014 and 2013, restructuring and other costs primarily included expenses from our restructuring and cost optimization programs. For the nine months ended September 30, 2014, restructuring and other costs also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing. For the nine months ended September 30, 2014, these costs were partially offset by a gain related to a claim settlement. For the three and nine months ended September 30, 2014, reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing, including certain professional fees, the BCA Commitment Premium and financing fees related to our DIP Facilities.

13. Changes in Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Defined Benefit Pension and Postretirement Plans		Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(36)		$225	$189	$(67)	$181	$114
Other comprehensive (loss) income before reclassifications, net of tax	(22)	(1)	52	30	13	20	33
Amounts reclassified from Accumulated other comprehensive income, net of tax	—		—	—	1	—	1
Net other comprehensive (loss) income	(22)		52	30	14	20	34
Ending balance	$(58)		$277	$219	$(53)	$201	$148

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Defined Benefit Pension and Postretirement Plans		Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(37)		$239	$202	$(65)	$245	$180
Other comprehensive (loss) income before reclassifications, net of tax	(22)	(1)	38	16	10	(44)	(34)
Amounts reclassified from Accumulated other comprehensive income, net of tax	1		—	1	2	—	2
Net other comprehensive (loss) income	(21)		38	17	12	(44)	(32)
Ending balance	$(58)		$277	$219	$(53)	$201	$148

(1)
This amount relates to unrecognized losses recorded in conjunction with the remeasurement of certain defined benefit pension obligations due to the renegotiation of certain collective bargaining agreements.

	Amount Reclassified From Accumulated Other Comprehensive Income for the Three Months Ended:
Amortization of defined benefit pension and other postretirement benefit items:	September 30, 2014	September 30, 2013	Location of Reclassified Amount in Income
Prior service costs	$1	$—	(2)
Actuarial (gains) losses	(1)	1	(2)
Total before income tax	—	1
Income tax benefit	—	—	Income tax expense
Total	$—	$1

	Amount Reclassified From Accumulated Other Comprehensive Income for the Nine Months Ended:
Amortization of defined benefit pension and other postretirement benefit items:	September 30, 2014	September 30, 2013	Location of Reclassified Amount in Income
Prior service costs	$1	$1	(2)
Actuarial losses	—	1	(2)
Total before income tax	1	2
Income tax benefit	—	—	Income tax expense
Total	$1	$2

(2)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 11).
14. Income Taxes
The effective tax rate was 10% and 7% for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate was 1% and 0% for the nine months ended September 30, 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the three and nine months ended September 30, 2014, income taxes included favorable discrete tax adjustments of $23 and $9, respectively, pertaining to unrealized losses on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For both the three and nine months ended September 30, 2013, income taxes included favorable discrete tax adjustments of $9 pertaining to pension curtailment, adjustments made to prior year intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2014, and is expecting that all earnings will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
As a result of the conditions related to the Company’s ability to continue as a going concern described in Note 1, beginning in the fourth quarter of 2013, the Company was no longer able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite, and is now recording deferred taxes on the foreign currency translation impact.
15. Guarantor/Non-Guarantor Subsidiary Financial Information
As of September 30, 2014, the Company had outstanding $1,100 in aggregate principal amount of first-lien notes and $250 in aggregate principal amount of senior secured notes, $1,161 in aggregate principal amount of springing lien Dollar notes €133 ($184) in aggregate principal amount of springing lien Euro notes and $382 in aggregate principal amount of senior subordinated notes. The notes are fully, jointly, severally and unconditionally guaranteed by the Company’s domestic subsidiaries (the guarantor subsidiaries). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$7	$6	$126	$—	$139
Accounts receivable	—	104	236	—	340
Due from affiliates	1	134	179	(314)	—
Inventories:
Raw materials	—	73	83	—	156
Finished and in-process goods	—	130	143	—	273
Deferred income taxes	—	—	5	—	5
Other current assets	—	38	38	—	76
Total current assets	8	485	810	(314)	989
Investment in unconsolidated entities	1,826	—	10	(1,826)	10
Deferred income taxes	—	—	3	—	3
Other long-term assets	—	6	18	—	24
Intercompany loans receivable	53	1,981	415	(2,449)	—
Property and equipment, net	—	420	452	—	872
Goodwill	—	17	345	—	362
Other intangible assets, net	—	74	330	—	404
Total assets	$1,887	$2,983	$2,383	$(4,589)	$2,664
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$3	$87	$132	$—	$222
Due to affiliates	—	87	227	(314)	—
Debt payable within one year	1,654	53	63	—	1,770
Interest payable	59	—	—	—	59
Income taxes payable	—	—	6	—	6
Deferred income taxes	—	—	13	—	13
Accrued payroll and incentive compensation	—	19	25	—	44
Other current liabilities	1	47	48	—	96
Total current liabilities	1,717	293	514	(314)	2,210
Long-term liabilities:
Long-term debt	—	—	7	—	7
Intercompany loans payable	221	109	1,925	(2,255)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	307	—	(307)	—
Pension liabilities	—	—	134	—	134
Deferred income taxes	—	—	63	—	63
Other long-term liabilities	2	2	47	—	51
Liabilities subject to compromise	1,774	446	—	(194)	2,026
Total liabilities	3,714	1,157	2,690	(3,070)	4,491
Total (deficit) equity	(1,827)	1,826	(307)	(1,519)	(1,827)
Total liabilities and (deficit) equity	$1,887	$2,983	$2,383	$(4,589)	$2,664

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

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
THREE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$291	$494	$(154)	$631
Costs and expenses:
Cost of sales, excluding depreciation	—	202	397	(154)	445
Selling, general and administrative expense	10	112	127	—	249
Depreciation and amortization expense	—	17	37	—	54
Research and development expense	—	11	8	—	19
Restructuring and other costs	3	4	(1)	—	6
Operating loss	(13)	(55)	(74)	—	(142)
Interest income (contractual interest income of $1, $27 and $1, respectively)	(1)	(26)	—	26	(1)
Interest expense (contractual interest expense of $76, $1 and $28, respectively)	35	—	28	(26)	37
Reorganization items, net	—	44	—	—	44
Loss before income taxes and losses from unconsolidated entities	(47)	(73)	(102)	—	(222)
Income tax benefit	—	—	(23)	—	(23)
Loss before losses from unconsolidated entities	(47)	(73)	(79)	—	(199)
Losses from unconsolidated entities, net of taxes	(152)	(79)	—	231	—
Net loss	$(199)	$(152)	$(79)	$231	$(199)
Comprehensive loss	$(169)	$(122)	$(27)	$149	$(169)

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
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

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
NINE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$850	$1,480	$(457)	$1,873
Costs and expenses:
Cost of sales, excluding depreciation	—	610	1,186	(457)	1,339
Selling, general and administrative expense	30	201	186	—	417
Depreciation and amortization expense	—	51	86	—	137
Research and development expense	—	35	23	—	58
Restructuring and other costs	5	14	1	—	20
Operating loss	(35)	(61)	(2)	—	(98)
Interest income (contractual interest income of $2, $106 and $3, respectively)	(1)	(105)	(2)	107	(1)
Interest expense (contractual interest expense of $225, $15 and $101, respectively)	148	13	100	(107)	154
Reorganization items, net	17	97	—	—	114
Loss before income taxes and (losses) earnings from unconsolidated entities	(199)	(66)	(100)	—	(365)
Income tax expense (benefit)	—	2	(4)	—	(2)
Loss before (losses) earnings from unconsolidated entities	(199)	(68)	(96)	—	(363)
(Losses) earnings from unconsolidated entities, net of taxes	(162)	(94)	2	256	2
Net loss	$(361)	$(162)	$(94)	$256	$(361)
Comprehensive loss	$(344)	$(145)	$(54)	$199	$(344)

MOMENTIVE PERFORMANCE MATERIALS INC.
(DEBTOR-IN-POSSESSION)
NINE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$815	$1,354	$(385)	$1,784
Costs and expenses:
Cost of sales, excluding depreciation	—	566	1,096	(385)	1,277
Selling, general and administrative expense	19	107	150	—	276
Depreciation and amortization expense	—	53	76	—	129
Research and development expense	—	31	20	—	51
Restructuring and other costs	4	9	4	—	17
Operating (loss) income	(23)	49	8	—	34
Interest income	—	(120)	(3)	121	(2)
Interest expense	227	3	127	(121)	236
Other expense (income), net	—	1	(1)	—	—
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(250)	165	(115)	—	(200)
Income tax (benefit) expense	—	(7)	7	—	—
(Loss) income before earnings (losses) from unconsolidated entities	(250)	172	(122)	—	(200)
Earnings (losses) from unconsolidated entities, net of taxes	52	(120)	2	68	2
Net (loss) income	$(198)	$52	$(120)	$68	$(198)
Comprehensive (loss) income	$(230)	$20	$(179)	$159	$(230)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(23)	$(153)		$56		$(5)	$(125)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(32)		(38)		—	(70)
Consolidation of variable interest entity	—	—		50		—	50
Proceeds from sale of business	—	—		12		—	12
Purchases of intangible assets	—	(2)		—		—	(2)
Proceeds from sale of assets	—	1		—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	41	(a)	—		(41)	—
	—	8		24		(41)	(9)
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings	305	—		—		—	305
Borrowings of long-term debt	—	118		90		—	208
Repayments of long-term debt	—	(153)		(107)		—	(260)
Repayment of affiliated debt	—	—		(50)		—	(50)
DIP Facility financing fees	(19)	—		—		—	(19)
Net intercompany loan (repayments) borrowings	(258)	191		67		—	—
Common stock dividends paid	—	(5)		—		5	—
Return of capital to parent from sales of accounts receivable				(41)	(a)	41	—
	28	151		(41)		46	184
Increase in cash and cash equivalents	5	6		39		—	50
Effect of exchange rate changes on cash and cash equivalents	—	—		(5)		—	(5)
Cash and cash equivalents (unrestricted), beginning of period	2	—		87		—	89
Cash and cash equivalents (unrestricted), end of period	$7	$6		$121		$—	$134

(a)
During the nine months ended September 30, 2014, Momentive Performance Materials USA Inc. contributed receivables of $41 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(51)	$(60)		$30		$(48)	$(129)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(25)		(31)		—	(56)
Capitalized interest	—	—		(1)		—	(1)
Purchase of intangible assets	—	(2)		—		—	(2)
Change in restricted cash	—	—		(5)		—	(5)
Return of capital from subsidiary from sales of accounts receivable	—	42	(a)	—		(42)	—
Proceeds from sale of assets	—	1		—		—	1
	—	16		(37)		(42)	(63)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—		(1)		—	(1)
Borrowings of long-term debt	—	239		105		—	344
Payments of long-term debt	(1)	(175)		(82)		—	(258)
Proceeds from capital contribution	102	—		—		—	102
Net intercompany loan (repayments) borrowings	(34)	28		6		—	—
Long-term debt financing fees	(11)	—		—		—	(11)
Common stock dividends paid	—	(48)		—		48	—
Return of capital to parent from sales of accounts receivable	—	—		(42)	(a)	42	—
	56	44		(14)		90	176
Increase (decrease) in cash and cash equivalents	5	—		(21)		—	(16)
Effect of exchange rate changes on cash and cash equivalents	—	—		(2)		—	(2)
Cash and cash equivalents (unrestricted), beginning of period	1	2		107		—	110
Cash and cash equivalents (unrestricted), end of period	$6	$2		$84		$—	$92

(a)
During the nine months ended September 30, 2013, Momentive Performance Materials USA Inc. contributed receivables of $42 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

16. Condensed Combined Debtor-in-Possession Financial Information
The following condensed combined financial information presents the Debtor’s Balance Sheet as of September 30, 2014, the Debtor’s Statement of Operations for the three months ended September 30, 2014 and the Debtor’s Statement of Cash Flows for the nine months ended September 30, 2014. Effective April 13, 2014, the Company’s Non-Filing Entities are accounted for as unconsolidated subsidiaries in these financial statements and, as such, their net loss is included as “Losses from unconsolidated entities, net of taxes” in the Debtors’ Statement of Operations and their net assets are included as “Accumulated Losses from unconsolidated subsidiaries in excess of investment” in the Debtors’ Balance Sheet.

Intercompany transactions between the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

DEBTORS’ BALANCE SHEET (Unaudited)

September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$13
Accounts receivable (net of allowance for doubtful accounts of $4)	104
Due from affiliates	79
Inventories:
Raw materials	73
Finished and in-process goods	130
Other current assets	38
Total current assets	437
Other long-term assets	6
Intercompany loans receivable	1,630
Property and equipment, net	420
Goodwill	17
Other intangible assets, net	74
Total assets	$2,584
Liabilities and Deficit
Current liabilities:
Accounts payable	$90
Due to affiliates	31
Debt payable within one year	1,707
Interest payable	59
Accrued payroll and incentive compensation	19
Other current liabilities	48
Total current liabilities	1,954
Long-term liabilities:
Intercompany loans payable	120
Accumulated losses from unconsolidated subsidiaries in excess of investment	307
Other long-term liabilities	4
Liabilities subject to compromise	2,026
Total liabilities	4,411
Total deficit	(1,827)
Total liabilities and deficit	$2,584

DEBTORS’ STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended September 30, 2014
Net sales	$291
Costs and expenses:
Cost of sales, excluding depreciation	202
Selling, general and administrative expense	122
Depreciation and amortization expense	17
Research and development expense	11
Restructuring and other costs	7
Operating loss	(68)
Interest expense, net	8
Reorganization items, net	44
Loss before income taxes and earnings from unconsolidated entities	(120)
Income tax expense	—
Loss before losses from unconsolidated entities	(120)
Losses from unconsolidated entities, net of taxes	(79)
Net loss	$(199)
Comprehensive loss	$(169)

DEBTORS’ STATEMENT OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2014
Cash flows used in operating activities	$(176)
Cash flows provided by investing activities
Capital expenditures	(32)
Purchases of intangible assets	(2)
Proceeds from sale of assets	1
Return of capital from subsidiary from sales of accounts receivable	41
Net cash provided by investing activities	8
Cash flows provided by financing activities
Net short-term debt borrowings	305
Borrowings of long-term debt	118
Repayments of long-term debt	(153)
DIP Facility financing fees	(19)
Net intercompany loan repayments	(67)
Common stock dividends paid	(5)
Net cash provided by financing activities	179
Increase in cash and cash equivalents	11
Cash and cash equivalents, beginning of period	2
Cash and cash equivalents, end of period	$13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the third quarter of 2014” refers to the three months ended September 30, 2014 and “the third quarter of 2013” refers to the three months ended September 30, 2013.
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
Bankruptcy Proceedings
Bankruptcy Filing
On April 13, 2014, Old MPM Holdings, we and certain of our U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 proceedings are being jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court through the Effective Date.
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
Following an extensive, multi-track negotiation process with various potential lenders, we and certain of our subsidiaries obtained debtor-in-possession financing. The DIP Facilities were comprised of a $270 asset-based revolving loan and a $300 term loan. Upon consummation of the Plan, on October 24, 2014, the DIP ABL Facility was converted into the Exit ABL Facility and the $300 DIP Term Loan was repaid in full.
Reorganization Plan and Restructuring Support Agreement
In order for us to emerge successfully from Chapter 11, we needed to obtain the Court’s confirmation of a Chapter 11 plan of reorganization proposed by the Debtors, which has enabled us to transition from Chapter 11 into ordinary course operations outside of bankruptcy.
On June 23, 2014, we filed with the Court an amended version of the Plan (as further amended on September 24, 2014) and Disclosure Statement, both of which were originally filed with the Court on May 12, 2014. The Plan provided, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of our existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company, each consistent with the terms set forth in the Support Agreement.
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
Pursuant to the Disclosure Statement Order, the Voting Deadline has passed. Pursuant to the Plan, only four classes of holders of claims against the Debtors were entitled to vote to accept or reject the Plan. Two classes of holders of claims (including holders of the Springing Lien Notes) voted unanimously to approve the Plan whereas two classes of holders of claims voted to reject the Plan (including holders of the First Lien Notes and Senior Secured Notes). The two classes of holders of claims that rejected the Plan received, pursuant to the Plan, certain replacement notes in satisfaction of their claims against the Debtors. Four of the remaining classes of holders of claims against the Debtors are unimpaired by the Plan and thus deemed to have accepted the Plan. In addition, three classes of holders of claims will not receive any distributions under the Plan and are deemed to have rejected the Plan. Despite the rejection or deemed rejection of the Plan by certain classes of holders of claims, the Bankruptcy Code provided for the Plan to be approved if it met certain requirements.
Restructuring Support Agreement
In connection with the Bankruptcy Filing, the Debtors entered into a Restructuring Support Agreement, dated as of April 13, 2014, as subsequently amended, among the Debtors, certain affiliates of Apollo Global Management, LLC and certain holders of the Company’s 9.0% Second-Priority Springing Lien Notes due 2021 and 9.5% Second-Priority Springing Lien Notes due 2021 that are not Apollo Entities providing that the Plan Support Parties, which held approximately 90% in dollar amount of the Second Lien Notes, would support, and vote in favor of the Plan.
Pursuant to the terms of the Support Agreement, the Plan Support parties were required to not only vote in favor of the Plan, but were also prohibited from, among other things, opposing confirmation of the Plan. The Debtors, in turn, agreed to propose the Plan which provided for (a) payment in full in cash to the Debtors’ general unsecured trade creditors and holders of claims arising from our $75 revolving credit facility, (b) either payment in full in cash or by delivery of replacement notes to holders of 8.875% First-Priority Senior Secured Notes due 2020 and 10% Senior Secured Notes due 2020, (c) conversion of the Second Lien Notes into the new equity of the reorganized Debtors (subject to dilution by a management incentive plan and the new equity to be issued by the rights offering described below), (d) subscription rights to holders of Second Lien Notes in the Rights Offerings, giving such holders the opportunity to purchase a percentage of the new equity of the reorganized Debtors at a price per share determined by using the pro forma capital structure and an enterprise value of $2.2 billion and applying a 15% discount to the equity value thereto, (e) a recovery to holders of the 11% Senior Discount Note, due June 4, 2017 of Old MPM Holdings in the amount of the cash available at Old MPM Holdings as of the effective date of the Plan, after taking into account administrative expenses, and (f) no recovery to the holders of 11 1⁄2% Senior Subordinated Notes due 2016 on account of the subordination provisions set forth in the indenture governing the Subordinated Notes. The Plan also provided that the reorganized Debtors will select a chief executive officer, chief financial officer and general counsel who are acceptable to the Requisite Investors (as defined in the Support Agreement) and the costs for whom will not be shared with MSC under the Shared Services Agreement between us and MSC. Under the Plan, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.
On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances and issued an order authorizing and directing the Debtors to assume the Support Agreement.
On September 11, 2014, the Court entered the Confirmation Order confirming the Plan, and on October 24, 2014, the Debtors successfully emerged from Chapter 11 bankruptcy.
Backstop Commitment Agreement
On May 9, 2014, we entered into the BCA, as subsequently amended, among us, Old MPM Holdings, and the commitment parties party thereto. The BCA provided that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, we will have the option to require each Commitment Party to purchase from us (on a several and not joint basis) its pro rata portion, based on such Commitment Party’s backstop commitment percentage, of the common stock of the reorganized Company that is not otherwise purchased in connection with the Rights Offerings which were made in connection with the Plan. In consideration for their commitment to purchase the Unsubscribed Shares, the Commitment Parties received the BCA Commitment Premium. The BCA Commitment Premium was payable in shares of New Common Stock; provided, that, if the BCA was terminated under certain circumstances, the BCA Commitment Premium would have been payable in cash. Pursuant to the terms of the BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. We recognized a liability for the BCA Commitment Premium as of September 30, 2014, under the guidance for accounting for liability instruments. We have agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with, among other things, the negotiation, preparation and implementation of the Rights Offerings, the Plan and any related efforts. In addition, the BCA requires that we and the other Debtors indemnify the Commitment Parties for certain losses, claims, damages, liabilities, costs and expenses arising out of or in connection with the BCA, the Plan and the related transactions. On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA.
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
Pre-petition claims will be disposed of in accordance with the Plan. As we had not emerged from Chapter 11 bankruptcy as of September 30, 2014, all such amounts are classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets.
Going Concern
At September 30, 2014, prior to our emergence from Chapter 11, we believed that, under our current capital structure, there was significant doubt about our ability to continue as a going concern for the next 12 months. The unaudited Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern was contingent upon our ability to comply with the financial and other covenants contained in the DIP Facilities, the Court’s confirmation of the Plan and our ability to successfully implement the Plan and obtain exit financing, among other factors.
The unaudited Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets, the satisfaction and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

Subsequent Events
Emergence from Chapter 11 Bankruptcy
On October 24, 2014 (the “Effective Date”), the Plan became effective and the Debtors emerged from the Chapter 11 proceedings.
On or following the Effective Date, and pursuant to the terms of the Plan, the following occurred or is in the process of occurring:

•	payment in full in cash to general unsecured creditors (including trade creditors) and holders of claims arising from the Cash Flow Facility and the DIP Term Loan Facility;

•	payment in full by way of replacement notes to holders of the First Lien Notes and the Senior Secured Notes;

•
conversion of the Springing Lien Notes into the new equity of the Successor Company (resulting in the issuance of 11,791,126 shares of New Common Stock), subject to dilution by the management incentive plan and the Rights Offering Stock;

•
subscription rights to holders of the Springing Lien Notes in the Rights Offerings (resulting in the issuance of 36,197,874 shares of New Common Stock (including shares issued in connection with the Backstop Commitment));

•	a recovery to the holders of Old MPM Holdings’ PIK notes in the amount of the cash available at Old MPM Holdings as of the Effective Date, after taking into account administrative expenses;

•	cancellation of the Senior Subordinated Notes on account of the subordination provisions set forth in the indenture to the Senior Subordinated Notes;

•	cancellation of the equity of the Predecessor Company;

•	entry into the $270 Exit ABL Facility (see Note 9 in Item 1 of Part I of this Quarterly Report on Form 10-Q); and

•	appointment of a new chief executive officer, chief financial officer and general counsel.
Issuance of New Common Stock
On the Effective Date, all of our previously issued and outstanding shares of common stock were canceled, as were all other previously issued and outstanding equity interests. On the Effective Date, we issued 7,475,000 shares of the New Common Stock pursuant to the Section 1145 Rights Offering and 26,662,690 shares of New Common Stock pursuant to the 4(a)(2) Rights Offering. Additionally, we issued 2,060,184 shares of New Common Stock pursuant to the Backstop Commitment, including 1,475,652 shares of New Common Stock issued as consideration for the BCA Commitment Premium. A portion of the 1145 Rights Offering Stock issued to the Commitment Parties, and all of the 4(a)(2) Rights Offering Stock, are restricted securities under the Securities Act and may not be offered, sold or otherwise transferred except in accordance with applicable restrictions. In addition, upon effectiveness of the Plan, we issued 11,791,126 shares of New Common Stock to holders of the Second Lien Notes pursuant to the Second Lien Notes Equity Distribution.
In accordance with the Plan, all shares of New Common Stock were automatically exchanged for one share of common stock, par value $0.01 per share, of New MPM Holdings, which contributed the shares of New Common Stock to its wholly-owned subsidiary, MPM Intermediate Holdings Inc. As a result, we are a wholly owned subsidiary of MPM Intermediate Holdings Inc.
The shares of New Common Stock described above were exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering.
On November 7, 2014, we effected a reverse stock split and, as a result, 48 shares of the New Common Stock remained outstanding.
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

Shared Services Agreement
In October 2010, we entered into a shared services agreement with MSC (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”), pursuant to which we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or MSC, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and MSC and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2014 remains unchanged from 2013, which was 57% for MSC and 43% for us.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We projected achieving a total of approximately $65 of cost savings in connection with the Shared Services Agreement, and through September 30, 2014, we have fully realized all of these savings. Despite the Bankruptcy Filing, the Shared Services Agreement has continued in effect along with the majority of the savings from these synergies. In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.
2014 Overview

•
To address the risk of being able to continue as a going concern, we have undertaken steps to restructure our balance sheet and capital structure, and on October 24, 2014, we successfully emerged from the Chapter 11 proceedings.

•
Net sales increased $89 in the first nine months of 2014, as compared to the first nine months of 2013, primarily due to improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement primarily in Europe, which was partially offset by decreased demand in the solar market.

•
Segment EBITDA decreased $9 in the first nine months of 2014, as compared to the first nine months of 2013, due primarily to inflation in raw material costs, disruptions in certain plant operations, decreased demand in the solar market and challenges within our supply chain as a result of the Chapter 11 proceedings. These decreases were partially offset by the impact of the increase in net sales discussed above.

•
As of September 30, 2014, we have realized cumulative cost savings of $65 as a result of the Shared Services Agreement with MSC and $34 in cost savings as a result of other initiatives. As of September 30, 2014, we have approximately $2 of in-process cost savings in connection with other initiatives that we expect to achieve over the next 9 to 12 months.

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
Due to continued worldwide economic volatility and uncertainty, the outlook for the remainder of 2014 for our business is difficult to predict. Although we expect certain global markets to begin to stabilize, a continued lack of consumer confidence and overcapacity in our industry could continue to negatively impact the results of both of our businesses. Overall we expect moderate increases in volumes during the remainder of 2014 as compared to 2013 due to expected growth within the construction and transportation markets.
We expect continued growth in demand in our specialty silicones businesses, particularly as we continue our investment in developing new products to support future growth. However, we expect continued softness in semiconductor and solar demand and further delay in recovery in these markets to adversely affect volumes in our Quartz business for the remainder of 2014 and into 2015. In addition, as we have emerged from Chapter 11 bankruptcy, we expect the related one-time impacts on our business to subside in 2015. We expect the increase in liquidity and lower debt service requirements resulting from our successful restructuring efforts to increase our future operational and financial flexibility. As a result, we will be well positioned to leverage our leadership positions, optimize our portfolio and drive new growth programs.

We are continuing to invest in growth opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success. We are also focused on gaining productivity efficiencies to reduce material costs and improve margins through investments in reliable and stable operations. We also continue to execute restructuring and cost reduction programs, with $2 of in-process cost savings. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$631	100%	$604	100%
Costs and expenses:
Cost of sales, excluding depreciation and amortization	445	71%	444	74%
Selling, general and administrative expense	249	40%	84	14%
Depreciation and amortization expense	54	9%	42	7%
Research and development expense	19	3%	18	3%
Restructuring and other costs	6	1%	9	2%
Operating (loss) income	(142)	(24)%	7	—%
Interest expense, net	36	6%	77	13%
Other expense, net	—	—%	1	—%
Reorganization items, net	44	7%	—	—%
Total non-operating expense	80	13%	78	13%
Loss before income taxes and losses from unconsolidated entities	(222)	(37)%	(71)	(13)%
Income tax benefit	(23)	(4)%	(5)	(1)%
Loss before losses from unconsolidated entities	(199)	(33)%	(66)	(12)%
Losses from unconsolidated entities, net of taxes	—	—%	(1)	—%
Net loss	$(199)	(33)%	$(67)	(12)%
Other comprehensive income	$30		$34
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
Net Sales
Net sales in the third quarter of 2014 increased $27, or 4%, compared to the third quarter of 2013. The increase was primarily due to an increase in price and mix shift of $13, favorable exchange rate fluctuations of $2 and an increase in volume of $12. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe, partially offset by decreased demand in the solar market.
Operating Income
In the third quarter of 2014, cost of sales, excluding depreciation and amortization increased by $1 compared to the third quarter of 2013. The increase was due to the increase in net sales discussed above, but was substantially offset by processing cost productivity in our plants. Selling, general and administrative expense and depreciation and amortization expense for the third quarter of 2014 increased by $177 compared to the third quarter of 2013. The increase was primarily due to unrealized foreign currency losses of approximately $138 related to certain intercompany arrangements for which we are no longer able to assert permanent reinvestment due to the substantial doubt about our ability to continue as a going concern for the next 12 months under our current capital structure, as well as $12 of accelerated depreciation related to certain long-lived assets that were disposed of before the end of their estimated useful lives. Research and development expense for the third quarter of 2014 increased by $1 compared to the third quarter of 2013 primarily related to timing of new projects. Restructuring and other costs for the third quarter of 2014 decreased by $3 compared to the third quarter of 2013. These costs were primarily related to one-time expenses for services and integration costs.
Non-Operating Expense
In the third quarter of 2014, total non-operating expense increased by $2 compared to the third quarter of 2013. The increase was driven by reorganization items, net of $44, which consisted primarily of professional fees related to the Bankruptcy Filing. These expenses were partially offset by a decrease in interest expense of $41, which was due to ceasing interest accruals on the Debtor’s unsecured debt beginning in April 2014 as a result of the Bankruptcy Filing.

Income Tax Benefit
The effective tax rate was 10% and 7% for the third quarter of 2014 and 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the third quarter of 2014, income taxes included favorable discrete tax adjustments of $23 pertaining to unrealized losses on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the third quarter of 2013, income taxes included favorable discrete tax adjustments of $9 pertaining to pension curtailment, adjustments made to prior year intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of September 30, 2014, and are expecting that all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Income
For the third quarter of 2014, foreign currency translation positively impacted other comprehensive income by $52, primarily due to the impact of the strengthening of the U.S. dollar against the Japanese yen, particularly in the last month of the third quarter, partially offset by the strengthening of the U.S. dollar against the euro. For the third quarter of 2014, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $22, primarily due to unrecognized actuarial losses related to the remeasurement of the defined benefit pension obligations in conjunction with the ratification of a new collective bargaining agreement in August 2014.
For the third quarter of 2013, foreign currency translation positively impacted other comprehensive income by $20, primarily due to weakening of the U.S. dollar against the euro and Japanese yen. For the third quarter of 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $14, primarily due to the recognition of a curtailment gain related to the remeasurement of the defined benefit pension obligation in conjunction with the ratification of a new collective bargaining agreement in July 2013, as well as the amortization of actuarial losses recorded in prior periods.

	Nine Months Ended September 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,873	100%	$1,784	100%
Costs and expenses:
Cost of sales, excluding depreciation and amortization	1,339	72%	1,277	72%
Selling, general and administrative expense	417	22%	276	16%
Depreciation and amortization expense	137	7%	129	7%
Research and development expense	58	3%	51	3%
Restructuring and other costs	20	1%	17	1%
Operating (loss) income	(98)	(5)%	34	1%
Interest expense, net	153	8%	234	13%
Reorganization items. net	114	6%	—	—%
Total non-operating expense	267	14%	234	13%
Loss before income taxes and earnings from unconsolidated entities	(365)	(19)%	(200)	(12)%
Income tax benefit	(2)	—%	—	—%
Loss before earnings from unconsolidated entities	(363)	(19)%	(200)	(12)%
Earnings from unconsolidated entities, net of taxes	2	—%	2	—%
Net loss	$(361)	(19)%	$(198)	(12)%
Other comprehensive income (loss)	$17		$(32)
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
Net Sales
Net sales in the first nine months of 2014 increased $89, or 5%, compared to the first nine months of 2013. The increase was primarily due to an increase in volume of $56, an increase in price and mix shift of $29 and favorable exchange rate fluctuations of $4. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe, partially offset by decreased demand in the solar market.

Operating Income
In the first nine months of 2014, cost of sales, excluding depreciation increased by $62 compared to the first nine months of 2013. The increase was primarily due to the increase in volumes discussed above, as well as unfavorable exchange rate fluctuations and inflation of raw material and processing costs. Selling, general and administrative expense and depreciation and amortization expense for the first nine months of 2014 increased by $149 compared to the first nine months of 2013. The increase was primarily due to unrealized foreign currency losses of approximately $102 related to certain intercompany arrangements for which we are no longer able to assert permanent reinvestment due to the substantial doubt about our ability to continue as a going concern for the next 12 months under our current capital structure, as well as $12 of accelerated depreciation related to certain long-lived assets that were disposed of before the end of their estimated useful lives. Research and development expense for the first nine months of 2014 increased by $7 compared to the first nine months of 2013 primarily related to timing of new projects. Restructuring and other costs for the first nine months of 2014 increased by $3 compared to the first nine months of 2013. For the first nine months of 2014, these costs were primarily related to one-time charges for services and certain costs associated with restructuring our capital structure prior to the Bankruptcy Filing, partially offset by a gain related to a claim settlement. For the first nine months of 2013, these costs were primarily related to one-time expenses for services and integration costs.
Non-Operating Expense
In the first nine months of 2014, total non-operating expense increased by $33 compared to the first nine months of 2013. The increase was driven by reorganization items, net of $114, which primarily consisted of professional fees related to the Bankruptcy Filing of $62, the $30 BCA Commitment Premium and financing fees related to our DIP Facilities of $19, as well as other fees related to the Bankruptcy Filing of $3. These expenses were partially offset by a decrease in interest expense of $81, which was primarily due to ceasing interest accruals on the Debtor’s unsecured debt beginning in April 2014 as a result of the Bankruptcy Filing.
Income Tax Benefit
The effective tax rate was 1% and 0% for the first nine months of 2014 and the first nine months of 2013, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the first nine months of 2014, income taxes included favorable discrete tax adjustments of $9 pertaining to unrealized losses on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the first nine months of 2013, income taxes included favorable discrete tax adjustments of $1 pertaining to the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of September 30, 2014, and are expecting that all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Income (Loss)
For the first nine months of 2014, foreign currency translation positively impacted other comprehensive income by $38, primarily due to the impact of the strengthening of the U.S. dollar against the Japanese yen, particularly in the last month of the period, partially offset by the strengthening of the U.S. dollar against the euro. For the first nine months of 2014, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $21, primarily due to unrecognized actuarial losses related to the remeasurement of the defined benefit pension obligations in conjunction with the ratification of a new collective bargaining agreement in August 2014.
For the first nine months of 2013, foreign currency translation negatively impacted other comprehensive income by $44, primarily due to strengthening of the U.S. dollar against the Japanese yen and the euro. For the first nine months of 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $12, primarily due to the recognition of a curtailment gain related to the remeasurement of the defined benefit pension obligation in conjunction with the ratification of a new collective bargaining agreement in July 2013, as well as the amortization of actuarial losses recorded in prior periods.

Results of Operations by Business
Our businesses are based on the products that we offer and the markets that we serve. At September 30, 2014, our two businesses are managed as one reportable segment; however, given the differing technology and marketing strategies, we report the results for the Silicones and Quartz businesses separately.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales(1):
Silicones	$587	$549	$1,736	$1,636
Quartz	44	55	137	148
Total	$631	$604	$1,873	$1,784

Segment EBITDA:
Silicones	$75	$55	$206	$193
Quartz	5	11	19	27
Other	(17)	(11)	(48)	(34)

(1)	Interbusiness sales are not significant and, as such, are eliminated within the selling business.
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013 Business Results
Following is an analysis of the percentage change in sales by business from the three months ended September 30, 2013 to the three months ended September 30, 2014:

	Volume	Price/Mix	Currency Translation	Total
Silicones	5%	2%	—%	7%
Quartz	(20)%	—%	—%	(20)%
Silicones
Net sales in the third quarter of 2014 increased $38, or 7%, compared to the third quarter of 2013. The increase was primarily due to an increase in price and mix shift of $13 and increased volumes of $23, as well as favorable exchange rate fluctuations of $2. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe.
Segment EBITDA in the third quarter of 2014 increased by $20 to $75 compared to the third quarter of 2013. The increase was primarily due to the increase in net sales discussed above, partially offset by raw material cost inflation and the negative impact on our business resulting from the Chapter 11 proceedings.
Quartz
Net sales in the third quarter of 2014 decreased $11, or 20%, compared to the third quarter of 2013. The decrease was primarily due to decreased demand in the solar market.
Segment EBITDA in the third quarter of 2014 decreased by $6 to $5 compared to the third quarter of 2013. The decrease was primarily due to the decrease in net sales discussed above, as well as raw material cost inflation, and was partially offset by cost control and other operational efficiencies.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $6 to $17 compared to the third quarter of 2013 primarily due to higher compensation costs and costs to support initiatives in our information technology, human resources and environmental, health and safety functions.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 Business Results
Following is an analysis of the percentage change in sales by business from the nine months ended September 30, 2013 to the nine months ended September 30, 2014:

	Volume	Price/Mix	Currency Translation	Total
Silicones	4%	2%	—%	6%
Quartz	(8)%	—%	1%	(7)%
Silicones
Net sales in the first nine months of 2014 increased $100, or 6%, compared to the first nine months of 2013. The increase was primarily due to an increase in volume of $68 and an increase in price and mix shift of $29, as well as favorable exchange rate fluctuations of $3. Net sales were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe.
Segment EBITDA in the first nine months of 2014 increased by $13 to $206 compared to the first nine months of 2013. The increase was due to the increase in net sales discussed above, and was partially offset by raw material inflation, disruptions in plant operations and incremental transportation costs due to adverse weather conditions in the first nine months of 2014, as well as the negative impact on our business resulting from the Chapter 11 proceedings.
Quartz
Net sales in the first nine months of 2014 decreased $11, or 7%, compared to the first nine months of 2013. The decrease was primarily due to a decrease in volumes of $12, and was partially offset by favorable exchange rate fluctuations of $1. Volume decreases were primarily due to decreased demand in the solar market
Segment EBITDA in the first nine months of 2014 decreased by $8 to $19 compared to the first nine months of 2013. The decrease was primarily due to the decrease in net sales discussed above, as well as decreased productivity in processing costs, and was partially offset by cost control and other operational efficiencies.
Other
Other is primarily general and administrative expenses that are not allocated to the businesses, such as shared service and administrative functions. Other charges increased by $14 to $48 compared to the first nine months of 2013 primarily due to higher compensation costs and costs to support initiatives in our information technology, human resources and environmental, health and safety functions.
Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment EBITDA:
Silicones	$75	$55	$206	$193
Quartz	5	11	19	27
Other	(17)	(11)	(48)	(34)

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	(145)	1	(116)	(4)
Restructuring and other costs	(6)	(9)	(20)	(17)
Reorganization items, net	(44)	—	(114)	—
Total adjustments	(195)	(8)	(250)	(21)
Interest expense, net	(36)	(77)	(153)	(234)
Income tax benefit	23	5	2	—
Depreciation and amortization	(54)	(42)	(137)	(129)
Net loss	$(199)	$(67)	$(361)	$(198)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three and nine months ended September 30, 2014, non-cash charges primarily included net unrealized foreign exchange transaction losses related to certain intercompany arrangements and losses on the disposal of certain assets. For the three and nine months ended September 30, 2013, non-cash charges primarily included net foreign exchange transaction gains and losses and asset disposal gains and losses. For the three and nine months ended September 30, 2014 and 2013, restructuring and other costs primarily included expenses from our restructuring and cost optimization programs. For the nine months ended September 30, 2014, restructuring and other costs also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing. For the nine months ended September 30, 2014, these costs were partially offset by a gain related to a claim settlement. For the three and nine months ended September 30, 2014, reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing, including certain professional fees, the BCA Commitment Premium and financing fees related to our DIP Facilities.

Liquidity and Capital Resources
At September 30, 2014, we had $3,504 of debt. Accordingly, we have significant debt service obligations. Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under our credit facilities. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures. At September 30, 2014, we had $267 in liquidity, consisting of the following:
•$134 of unrestricted cash and cash equivalents (of which $121 is maintained in foreign jurisdictions); and
•$133 of borrowings available under the DIP ABL Facility
As part of the Bankruptcy Filing, we and certain of our subsidiaries obtained debtor-in-possession financing (“DIP Facilities”). The DIP Facilities were comprised of a $270 asset-based revolving loan and a $300 term loan. Access to the full amount of the DIP Facilities was approved by the Court. As of September 30, 2014, $300 was outstanding under the DIP Term Loan Facility and $63 was outstanding under the DIP ABL Facility. In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the DIP Term Loan Facility was terminated and paid in full, and the DIP ABL Facility was converted into the Exit ABL Facility.
As of the Effective Date, following the restructuring of our capital structure and the Rights Offerings, we had significant liquidity of approximately $360.
The increase in net working capital (defined as accounts receivable and inventories less accounts payable) of $42 from December 31, 2013 was due primarily to an increase in inventory levels and accounts receivable to meet increased volumes and demand levels. Accounts payable increased as a result of the same factors, as well as due to the Bankruptcy Filing, as certain pre-petition accounts payable remain unpaid pending the consummation of the Plan. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables.
Emergence from Chapter 11 Bankruptcy
Following, and as a result of, our emergence from the Chapter 11 proceedings, we believe we are favorably positioned to fund our ongoing liquidity requirements for the foreseeable future through cash generated from operations, as well as available borrowings under our Exit ABL Facility. The additional liquidity provided by the Rights Offerings and the impact of the plan of reorganization on our capital structure, resulting in reduced annual debt service obligations of approximately $230, will increase our future operational and financial flexibility and leave us well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs.
Contractual Obligations
The following table presents our contractual cash obligations related to our long-term debt as of December 31, 2013, as adjusted for the impact of restructuring our capital structure.

	Payments Due By Year
Contractual Obligations	2014	2015	2016	2017	2018	2019 and beyond	Total
Operating activities:
Interest on fixed rate debt obligations	$54	$54	$54	$54	$54	$167	$437
Financing activities:
Long-term debt, including current maturities	39	7	—	—	—	1,350	1,396
Total	$93	$61	$54	$54	$54	$1,517	$1,833

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2014	2013
Sources (uses) of cash:
Operating activities	$(125)	$(129)
Investing activities	(9)	(63)
Financing activities	184	176
Net increase (decrease) in cash and cash equivalents	$50	$(16)
Operating Activities
In the first nine months of 2014, operations used $125 of cash. Net loss of $361 included $285 of non-cash expense items, of which $137 was for depreciation and amortization, $30 was for the non-cash BCA Commitment Premium, $109 was for unrealized foreign currency losses, $19 was for the reclassification of DIP Facility financing fees and $15 was for deferred income taxes. Net working capital used $59 of cash, driven by increases in inventory of $75 and accounts receivable of $28. These items were partially offset by increases in accounts payable of $44, driven by the same factors, as well as the impact of the Bankruptcy Filing as it relates to pre-petition accounts payable. Changes in other assets and liabilities, income taxes payable and due to/from affiliates provided $10, and were driven by the timing of when items were expensed versus paid, which primarily included the impact of the Bankruptcy Filing on certain pre-petition liabilities, interest expense, taxes and restructuring expenses.
In the first nine months of 2013, operations used $129 of cash. Net loss of $198 included $133 of non-cash expense items, of which $129 was for depreciation and amortization, $7 was amortization of debt discount and deferred issuance costs and $5 was for unrealized foreign currency losses. These were partially offset by $10 for deferred income taxes. Net working capital used $64 of cash, driven by increases in inventory of $37 and accounts receivable of $37, partially offset by an increase in accounts payable of $10. Changes in other assets and liabilities, income taxes payable and due to/from affiliates were neutral, and are driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.
Investing Activities
In the first nine months of 2014, investing activities used $9. We spent $70 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (of which $53 represented current year asset additions, with the remainder spent on asset additions made in prior periods). These expenditures were offset by the consolidation of Finco, which provided a $50 increase in cash, as well as the $12 in proceeds received from the sale of a subsidiary to MSC.

In the first nine months of 2013, investing activities used $63. We spent $57 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (including capitalized interest). We also spent $2 on the acquisition of intangible assets, and an increase in restricted cash used $5. These expenditures were partially offset by proceeds of $1 from the sale of assets.
Financing Activities
In the first nine months of 2014, financing activities provided $184. Net short-term debt borrowings were $305, which primarily consisted of $300 of borrowings under our DIP Term Loan Facility. Net long-term debt repayments were $52, which primarily consisted of net repayments under our prior ABL Facility and our Cash Flow Facility. Additionally, the repayment of an affiliated loan in conjunction with various transactions with Finco used cash of $50. We also paid $19 of financing fees related to the DIP Facilities.
In the first nine months of 2013, financing activities provided $176. Net long-term debt borrowings were $86, which primarily consisted of net borrowings under our ABL Facility. We also paid $11 in financing fees related to our ABL Facility, and received proceeds from a capital contribution of $102 from our parent.
At September 30, 2014, our senior secured revolving credit facilities consisted of our $270 DIP ABL Facility and our $75 Cash Flow Facility. The ABL Facility and Cash Flow Facility, which were entered into in April 2013, replaced our prior senior secured credit facility that consisted of a $300 revolving credit facility and a $33 synthetic letter of credit facility. In April 2014, we entered into the DIP ABL Facility, which amended and restated our existing ABL Facility, and the DIP Term Loan Facility. At September 30, 2014, there were $63 borrowings outstanding under the DIP ABL Facility and $20 of borrowings outstanding under the Cash Flow Facility. The outstanding letters of credit under the DIP ABL Facility at September 30, 2014 were $74, leaving unused borrowing capacity under the DIP ABL Facility of $133. Upon consummation of the Plan, on October 24, 2014, the DIP ABL Facility was converted into the Exit ABL Facility and the $300 DIP Term Loan was repaid in full.
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
Covenants under our Senior Secured Credit Facilities and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios, which, with respect to our DIP Facilities, required the maintenance of minimum EBITDA and liquidity levels before the Plan was approved and we exited from the Chapter 11 proceedings, as further described below. Payment of borrowings under our senior secured credit facilities and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreements governing our senior secured credit facilities include the failure to pay principal and interest when due, a material breach of a representation or warranty, events of bankruptcy, a change of control and most covenant defaults. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
Each of the DIP ABL Facility and DIP Term Loan Facility had two financial maintenance covenants, consisting of a minimum EBITDA covenant calculated on a cumulative basis beginning with May 1, 2014 and tested monthly commencing as of August 31, 2014 and a minimum liquidity covenant of $50 tested at the close of each business day. The Exit ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the Exit ABL Facility at any time was less than the greater of (a) 12.5% of the lesser of the borrowing base and the total Exit ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis and calculated as of the last day of the applicable fiscal quarter.
The financial maintenance covenant in the credit agreement governing our Cash Flow Facility provided that beginning in the third quarter of 2014, the first full quarter following the one year anniversary of our entry into the Cash Flow Facility, at any time that loans are outstanding under the facility, we will be required to maintain a specified net first-lien indebtedness to Adjusted EBITDA ratio, referred to as the “Senior Secured Leverage Ratio.” Specifically, the ratio of our “Total Senior Secured Net Debt” (as defined in the credit agreement) to trailing twelve month Adjusted EBITDA (as adjusted per the credit agreement) may not exceed 5.25 to 1.0 as of the last day of the applicable quarter (beginning with the last day of the third quarter of 2014). As of September 30, 2014, we had a Senior Secured Leverage Ratio of 6.30 to 1.0 under the Cash Flow Facility. The Cash Flow Facility was repaid in full and terminated upon consummation of the Plan on October 24, 2014.
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
At September 30, 2014, we were in compliance with all covenants under the credit agreements governing the DIP ABL Facility and the DIP Term Loan Facility.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the period presented:

September 30, 2014
LTM Period
Net loss	$(628)
Interest expense, net	314
Income tax expense	102
Depreciation and amortization	179
EBITDA	(33)
Restructuring and other costs (a)	24
Reorganization items, net (b)	114
Non-cash charges (c)	127
Pro forma savings from other initiatives (d)	2
Exclusion of Unrestricted Subsidiary results (e)	(17)
Adjusted EBITDA	$217

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure incurred prior to the Bankruptcy Filing.

(b)	Represent incremental costs incurred directly as a result of the Bankruptcy Filing, including certain professional fees, the BCA Commitment Premium and financing fees related to the DIP Facilities.

(c)
Non-cash items include the effects of unrealized foreign exchange transaction losses related to certain intercompany arrangements, stock-based compensation expense, unrealized derivative gains and losses and asset disposals.

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
In August 2014, the FASB issued Accounting Standards Board Update No. 2014-15: Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2013 was provided in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to such disclosure during the first nine months of 2014.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Interim Chief Executive Officer and our Executive Vice President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Interim Chief Executive Officer, and Executive Vice President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II

Item 1.	Legal Proceedings
There have been no material developments during the third quarter of 2014 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”).
Item 1A.    Risk Factors
Except as noted below, the risk factors that were disclosed in the 10-K have not materially changed since we filed the 10-K. See Item 1A to Part I of the 10-K for a complete discussion of these risk factors.
Our actual financial results may vary significantly from the projections that were filed with the Bankruptcy Court.
In connection with our disclosure statement relating to the Plan (the “Disclosure Statement”), and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Bankruptcy Cases. This projected financial information was prepared by, and is the responsibility of, our management. PricewaterhouseCoopers LLP neither examined, compiled nor performed any procedures with respect to the projected financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. Those projections were prepared solely for the purpose of the Bankruptcy Cases and have not been, and will not be, updated on an ongoing basis. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections that were prepared in connection with the Disclosure Statement and the hearing to consider confirmation of the Plan.
Our financial condition or results of operations will not be comparable to the financial condition or results of operations reflected in our historical financial statements.
Since October 24, 2014, we have been operating under a new capital structure. In addition, as required by fresh-start accounting, at October 24, 2014 our assets and liabilities were recorded at fair value, based on values determined in connection with the implementation of our Plan, which are significantly different than amounts in our historical financial statements. Accordingly, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements included in this Quarterly Report on Form 10-Q.
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

We have achieved significant cost savings as a result of the Shared Services Agreement with MSC, and expect additional cost savings from our other strategic initiatives. If the Shared Services Agreement is terminated or materially amended, or we are unable to achieve cost savings from our other strategic initiatives, it could have a material adverse effect on our business operations, results of operations, and financial condition.

In October 2010, we entered into the Shared Services Agreement with MSC (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, we provide to MSC, and MSC provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by MSC (or us), without cause, on not less than thirty days prior written notice, and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). In conjunction with the consummation of the Plan and our emergence from Chapter 11, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations. If the Shared Services Agreement is terminated, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by MSC, and would lose a portion of the benefits being generated under the agreement at the time.

Furthermore, we have not yet realized all of the cost savings and synergies we expect to achieve from our other strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; and other unexpected costs associated with operating our business.

In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also launch other cost savings initiatives. To the extent we are permitted to include the pro forma impact of cost savings initiatives in the calculation of financial covenant ratios or incurrence tests under our ABL Facility or our indentures, our failure to realize such savings could impact our compliance with such covenants or tests.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.	Other Information
None.
Item 6.    Exhibits

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	November 14, 2014	/s/ Brian D. Berger
Brian D. Berger
Interim Chief Financial Officer (Principal Financial Officer)