Form 10-K
period 2014-12-31
Momentive Performance Materials Inc.
filed 2015-03-30
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑   No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2015 was 48 shares, all of which were held by MPM Intermediate Holdings Inc.

Documents incorporated by reference. None

MOMENTIVE PERFORMANCE MATERIALS INC.

INDEX

		PAGE
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Mine Safety Disclosures	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Consolidated Financial Statements of Momentive Performance Materials Inc.
	Consolidated Balance Sheets at December 31, 2014 and 2013	44
	Consolidated Statements of Operations; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and years ended December 31, 2013 and 2012	45
	Consolidated Statements of Comprehensive (Loss) Income; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and years ended December 31, 2013 and 2012	46
	Consolidated Statements of Cash Flows; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and years ended December 31, 2013 and 2012	47
	Consolidated Statements of Equity (Deficit); successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and years ended December 31, 2013 and 2012	48
	Notes to Consolidated Financial Statements	49
	Report of Independent Registered Public Accounting Firm	102
Financial Statement Schedules:
	Schedule II-Valuation and Qualifying Accounts	104
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	104
Item 9A.	Controls and Procedures	104
Item 9B.	Other Information	104

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	106
Item 11.	Executive Compensation	111
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	129
Item 13.	Certain Relationships and Related Transactions, and Director Independence	132
Item 14.	Principal Accounting Fees and Services	133

PART IV
Item 15.	Exhibits and Financial Statement Schedules	135
	Signatures	138

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report, our other filings with the Securities and Exchange Commission (the “SEC”) and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to obtain additional financing, increased legal costs related to the Chapter 11 proceedings and other potential litigation, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the Risk Factors section in this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1. BUSINESS

Overview
Momentive Performance Materials Inc., a Delaware corporation, together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”), is one of the world's largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. As a result of our reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date”) (described below), our direct parent became MPM Intermediate Holdings Inc., a holding company and wholly owned subsidiary of MPM Holdings Inc. (“MPM Holdings”), the ultimate parent entity of MPM. Prior to our reorganization, we, through a series of intermediate holding companies, were controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).

Products and Markets
Our products are used in thousands of applications and are sold into diverse markets, such as industrial, building and construction, transportation, agriculture, electronics, healthcare, personal care, semiconductor and fiber optics. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 3,500 patents, the majority of which relate to the development of new products and manufacturing processes.
As of December 31, 2014, we had 24 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this network of production facilities, we serve more than 4,500 customers between our Silicones and Quartz businesses in over 100 countries worldwide. We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, SABIC, The Home Depot and Lowe's.
We believe that our scale and global reach provide significant efficiencies in our fixed and variable cost structure and that our breadth of related products provides significant operational, technological and commercial advantages. Manufacturing capacity at our internal sites and our joint venture in China is sufficient to produce the majority of one of our key intermediates, siloxane, which facilitates a cost effective operating structure and security of supply.
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

Growth and Strategy
We believe that we have opportunities for growth through the following long-term strategies:
Expand Our Global Reach in Faster Growing Regions—We intend to continue to grow by expanding our sales presence and application support around the world. Specifically, we are focused on growing our business in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing. For example, we recently commissioned new liquid silicone rubber and release coating production capabilities at our Rayong, Thailand site to serve the growing Asian Pacific market.
Develop and Market New Products—We will continue our efforts to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we expect to create new generations of products and services which will continue to drive revenue and earnings growth over the long term. In 2014, 2013 and 2012, we invested $76, $70 and $69, respectively, in research and development. In recent years we have completed such initiatives as upgrading technology facilities at our Tarrytown, NY site, implementing a full scale pilot line for our coatings business in Leverkusen, Germany, expanding our technology center in Seoul, Korea, and opening a new research and development facility in Bangalore, India, all of which further complement our network of innovation centers strategically located near our global customers.
Increase Shift to High-Margin Specialty Products—We continue to proactively manage our product portfolio with a focus on specialty, high-margin applications. As a result of this capital allocation strategy, and anticipated end market growth underlying these specialty segments, we believe high-margin specialty materials will continue to be a larger part of our broader portfolio. For instance, we are investing in our NXT* Silane manufacturing network to double our NXT* production capability. NXT* is an innovative product used in the production of tires, and can offer tire manufacturers the ability to reduce rolling resistance without loss of wet traction, as well as deliver benefits in the tire manufacturing process.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures—As a large manufacturer of performance materials, with leadership in the production of silicone, silicone derivatives, quartz and specialty ceramics, we have an advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio and better serve our customers. We believe we may have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies.
Implement Strategic Cost Reduction Initiatives—In 2012, we approved certain restructuring actions in connection with the realignment of our businesses globally. During 2014, we realized approximately $3 in cost savings as a result of these restructuring initiatives, bringing our total realized savings under these initiatives to $34, and substantially completing such programs. We continue to evaluate other actions that could lead to further savings.

Leverage Cost Savings from the Shared Services Agreement—The Shared Services Agreement with Hexion Inc. (formerly known as Momentive Specialty Chemicals Inc., “Hexion”) has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. As of December 31, 2014, we have realized cumulative cost savings of $65 as a result of the Shared Services Agreement. The Shared Services Agreement remains in place between us and Hexion following completion of our balance sheet restructuring, and both companies will continue to benefit from the optimized cost structure and services that it provides.
Industry and Competitors
We compete with a variety of companies, including large global chemical companies and small specialty chemical companies, in each of our product lines.The principal factors of competition in our industry include product quality, customer service and breadth of product offerings, product innovation, manufacturing efficiency, distribution and price. We believe that no single company competes with us across all of our existing product lines.
Our Businesses
The following paragraphs discuss our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2014.
Silicones
2014 Net Sales: $2,297
We believe we are one of the world’s largest producers of silicones, silicone derivatives and organofunctional silanes, with leading positions in various product lines and geographic areas. We manufacture a wide range of high-performing elastomers, engineered materials and fluids. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Silicones are used in product formulations primarily due to two distinguishing factors: (i) their high degree of inertness (resistance to heat, electricity and chemical reactions); and (ii) the ability during manufacturing to greatly modify their viscosity, enabling production of end-products with significant variation in levels of lubricity or adhesion. Silicones are developed using various finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of both physical and chemical properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.

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

•
Silanes and Resins— Silane and resin products are primarily used as components in a variety of specialty applications where improved performance is desired. Resins are used as binders in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally focused on situations where required performance characteristics, such as paintability, high-temperature or harsh environmental resistance, are beyond the scope of traditional materials. Our Tospearl resins are also used as light diffusion aids in LCD/LED screens, lighting and as slip agents in plastic packaging materials and paints & coatings. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. Silane and resin products are sold into a diverse range of end-markets, including aerospace, construction, coatings and inks, paint, adhesives, electronics, motor vehicles, sealants, rubber and plastics. We sell silane and specialty resins brands including: Silblock, A-Link,Wetlink, Silquest, NXT*, Pearlene, SPUR, Tospearl and CoatOSil.

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

•
Room Temperature Vulcanizers—Room Temperature Vulcanization (“RTV”) products consist of highly engineered gels, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include the TSE, SilCool, InvisiSil and SnapSil brand names.

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

End-Markets and Applications
The physical properties of silicones, such as weather-ability, longevity and tolerance to a wide temperature range, make them versatile products with broad commercial applications. In the building and construction industry, silicone sealants and caulks are used to seal expansion and control joints in pre-cast exterior concrete panels and metal curtain walls, as well as in siding, window and door perimeters. In the transportation industry, silicones are used in a variety of original equipment manufacturer and aftermarket applications. In the electronics industry, silicones’ tolerance to high temperatures give them a considerable advantage relative to other traditional materials in a variety of computer and electronic manufacturing applications. In the personal care industry, silicones are used in consumer goods such as hair care and shaving products, antiperspirants and deodorants, cosmetics and shower and bath products. In the healthcare industry, silicones are used in medical equipment, as well as in surgeries and other general medical procedures. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are less vulnerable to economic cycles, but also allows for continuous innovation leading into new applications for our products in high-growth industries.

Raw Materials

•
Silicon Metal— Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include FerroAtlantica, Elkem, Globe Specialty Metals, Rima, Simcoa and other smaller vendors located around the world. We currently purchase silicon metal under short-term, one-year or multi-year contracts and in the spot market. We typically purchase silicon metal under contracts in the United States and Europe and in the spot market in Asia Pacific.

•
Siloxane— Siloxane is a key intermediate required to produce silicone polymers. We are one of two producers in the silicones market with global siloxane production capacity. We produce siloxane for our internal use in Waterford, New York; Leverkusen, Germany and Ohta, Japan and source siloxane from our joint venture in Jiande, China. This manufacturing capacity is sufficient to meet our current siloxane requirements. We also source siloxane under a purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”). In addition, from time to time, we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our costs.

•
Methanol— Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Methanex, MHTL and Mitsubishi Gas Chemicals. We typically enter into quarterly or annual contracts for methanol.

Quartz
2014 Net Sales: $179
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
Products
Our Quartz business’ products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for high intensity video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from semiconductor chip manufacturers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 48% of our Quartz business’ revenue for the year ended December 31, 2014, compared to 45% and 41% in 2013 and 2012, respectively.
Raw Materials
Naturally occurring quartz sand is the key raw material for many of the products manufactured by our Quartz business, which is currently available from a limited number of suppliers. The Unimin Corporation (“Unimin”), a major producer of natural quartz sand, controls a significant portion of the market for this sand. As a result, Unimin exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have averaged approximately 3-5% per year. Our long term purchase agreement with Unimin expired on December 31, 2012. We are currently negotiating the terms of a new long term supply agreement with Unimin and expect to enter into an agreement within the first half of 2015. Since the expiration of our agreement with Unimin, purchases from Unimin have been handled through purchase orders without disruption of supply to our Quartz business and we expect that process to continue if we are unable to enter into a new agreement. We also use other quartz sand sources around the world.
Raw Material Purchases
Overall, in 2014, we purchased approximately $1.0 billion of raw materials. Many of the raw materials we use to manufacture our products are available from more than once source, and are readily available in the open market. As discussed above, we have long-term purchase agreements for certain raw materials to ensure the availability of adequate supply.
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
In 2014, our largest customer accounted for less than 3% of our net sales, and our top twenty customers accounted for approximately 22% of our net sales. Neither our overall Company nor any of our businesses depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on any of our businesses or the Company as a whole.
We do not experience significant seasonality of demand, although sales have historically been slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to volatile global economic conditions.

Research and Development
Research and development expenses include wages and benefits for research personnel, including engineers and chemists; payments to consultants and outside testing services; costs of supplies and chemicals used in in-house laboratories; and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2014, 2013 and 2012, we spent $76, $70 and $69, respectively, on research and development.
Intellectual Property
We own, license or have rights to over 3,500 patents, approximately 100 trademarks, various patent and trademark applications and technology licenses around the world. These patents will expire between 2015 and 2032. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademarks and trademark applications relating to our Velvesil, Silwet, Silsoft, SPUR+ and NXT* brands, technologies and products are considered material to our business.
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
Environmental Regulations

Our policy is to strive to operate our plants in a manner that protects the environment and the health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies and practices managed by our Environmental, Health and Safety, or EH&S department, and overseen by the EH&S Committee of the Board of Directors of MPM Holdings Inc. Our EH&S department has the responsibility to ensure that our operations worldwide comply with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incident response planning and implementation. Our EH&S policies and practices include management systems and procedures relating to environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.

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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2014, we incurred capital expenditures of $24 on an aggregate basis to comply with environmental laws and regulations and to make other environmental improvements. We estimate that our capital expenditures in 2015 for environmental controls at our facilities will be approximately $26. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
As of December 31, 2014, we had approximately 4,600 employees. Approximately 45% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our union and non-union employees.
In July 2013, the labor union representing the Willoughby, Ohio, and Waterford, New York facilities ratified a new three-year collective bargaining agreement. In July 2014, the labor union representing the Sistersville, West Virginia facility ratified a new three-year collective bargaining agreement, extending the agreement until July 2017.

Chapter 11 Bankruptcy Filing and Emergence

On April 13, 2014 (the “Petition Date”), Momentive Performance Materials Holdings Inc. (our direct parent prior to October 24, 2014) (“Old MPM Holdings”), we, and certain of our U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. We continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court until our emergence from the Chapter 11 proceedings.

On September 11, 2014, the Court confirmed the plan of reorganization proposed by the Debtors (the “Plan”), and on October 24, 2014 (the “Effective Date) the Plan became effective and we emerged from the Chapter 11 proceedings. Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting which resulted in the creation of a new entity (such entity, the “Successor Company”) for financial reporting purposes. Accordingly, the consolidated financial statements of the Company on or after October 24, 2014 are not comparable with the consolidated financial statements of the Company prior to that date (such entity, the “Predecessor Company”).
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
Risks Related to Our Business
If global economic conditions weaken or deteriorate, it will negatively impact our business, results of operations and financial condition.
Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our ABL Facility (described in Item 7 of Part II of this Annual Report on Form 10-K) or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our secured revolving credit facilities to fulfill their funding obligations. Should a bank in our ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may weaken or deteriorate. In such event, we may become subject to the negative effects described above and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenants, if in effect, in the ABL Facility could be significantly affected. See “Risks Related to our Indebtedness ––We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” As a result, it may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at the Effective Date of October 24, 2014. This could result in goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
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
Our quartz production relies heavily on naturally occurring quartz sand, which is currently available from a limited number of suppliers. A significant amount of the market for this sand is controlled by Unimin. Our long term purchase agreement with Unimin expired on December 31, 2012, and we are currently negotiating the terms of a new long term supply agreement with Unimin. While we expect to enter into a new agreement with Unimin within the first half of 2015, there can be no assurance that we will enter into such an agreement. Since the expiration of our agreement with Unimin, purchases from Unimin have been handled through purchase orders without disruption of supply to our Quartz business. We expect that process to continue if we are unable to enter into a new agreement, though no assurance can be made that this process will continue.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2014, we incurred capital expenditures of $24 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville, WV, we have provided letters of credit in the following amounts: $25 for closure and post-closure care for the Waterford and the Sistersville facilities; and $10 (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility’s hazardous waste permit. We have recently been advised by the NYDEC that the draft renewal permit will require $26 in financial assurances for our Waterford facility, an increase to the amount currently being provided of approximately $8. We believe that the draft permit will also require a re-evaluation of the financial assurance amount within the next three years. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA. Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial position. For example, to the extent we issue letters of credit under our ABL Facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under such facility would be reduced.
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

We remain subject to litigation relating to the Chapter 11 proceedings.

In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for our previously issued 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”) filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to our previously issued 9.00% Second-Priority Springing Lien Notes due 2021 and 9.50% Second-Priority Springing Lien Notes due 2021 (collectively, the “Old Second Lien Notes”). In addition, on September 16, 2014, BOKF, NA, as trustee for our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on the 3.88% First Lien Notes due 2022 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. Briefing has been completed, and the Appeals are still pending before the District Court. On November 11, 2014, the Debtors also filed a motion to dismiss the Appeals (the “Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. Briefing has also been completed in connection with the Motion to Dismiss and is still pending before the District Court. We cannot predict with certainty the ultimate outcome of the Appeals or the Motion to Dismiss. An adverse outcome could negatively affect our business, results of operations and financial condition by reducing our liquidity and/or increasing our interest costs.
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
In 2014, approximately 68% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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

Fluctuations in energy costs could have an adverse impact on our profitability and negatively affect our financial condition.
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 7% of our total cost of sales for the years ended December 31, 2014, 2013 and 2012.
Our operating expenses will increase if our energy prices increase. Increased energy prices may also result in greater raw materials costs. If we cannot pass these costs through to our customers, our profitability may decline. In addition, increased energy costs may also negatively affect our customers and the demand for our products.
If our energy prices decrease, we expect benefits in the short-run with decreased operating expenses and increased operating income, but may face increased pricing pressure from competitors that are similarly impacted by energy prices and could see reduced demand for certain of our products that are sold to participants in the energy sector. As a result, profitability may decrease over an extended period of time of lower energy prices. Moreover, any future increases in energy prices after a period of lower energy prices may have an adverse impact on our profitability for the reasons described above.

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

We have achieved significant cost savings as a result of the Shared Services Agreement with Hexion. If the Shared Services Agreement is terminated or further amended, if we have material disputes with Hexion regarding its implementation or if we are unable to implement new initiatives under the amended agreement, it could have a material adverse effect on our business operations, results of operations, and financial condition.

In October 2010, we entered into the Shared Services Agreement with Hexion. Under this agreement, we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by Hexion (or us), without cause, on not less than thirty days prior written notice, and expires in October 2015 (subject to one-year renewals every year thereafter, absent contrary notice from either party). In conjunction with the consummation of the Plan and our emergence from Chapter 11, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Shared Services Steering Committee with its annual review of billings and allocations.

If the Shared Services Agreement is terminated, or if the parties to the amended agreement have material disagreements with its implementation, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by Hexion, and would lose a portion of the benefits being generated under the agreement at the time.

We expect additional cost savings from our other strategic initiatives, and if we are unable to achieve these cost savings, or sustain our current cost structure, it could have a material adverse effect on our business operations, results of operations and financial condition.

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
If we are unable to achieve these cost savings or synergies it could adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure.
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
As of December 31, 2014, approximately 45% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Sistersville, West Virginia site, and our Waterford, New York and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in the summer of 2017 and the summer of 2016, respectively. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to grievances. In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board (the “NLRB”) arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
Our pension plans are unfunded or under-funded and our required cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $107 and $158, respectively, as of December 31, 2014. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
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

Acquisitions and joint ventures that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance. Divestitures that we pursue also may present unforeseen obstacles and costs.
We have made acquisitions of related businesses, and entered into joint ventures in the past and we may do so in the future. Acquisitions may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures. If such acquisitions are consummated, the risk factors we describe above and below, and for our business generally, may be intensified.
Our ability to implement our growth strategy is limited by covenants in our ABL Facility, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
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
Since October 24, 2014, we have been operating under a new capital structure. In addition, as required by fresh-start accounting, at October 24, 2014 our assets and liabilities were recorded at fair value, which are significantly different than amounts in our historical financial statements. Accordingly, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements included in this Annual Report on Form 10-K.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2014, we had $1,201 of consolidated outstanding indebtedness. Our projected annualized cash interest expense is approximately $58 based on our consolidated indebtedness and letters of credit outstanding and interest rates at December 31, 2014 without giving effect to any subsequent borrowings under our ABL Facility, substantially all of which represents cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. We were previously forced to take actions to restructure and refinance our indebtedness and there can be no assurance we will be able to meet our scheduled debt service obligations in the future.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of December 31, 2014, the borrowing base (including various reserves) was determined to be approximately $198, and we had $72 of drawn letters of credit and no revolver borrowings under the ABL Facility. The borrowing base (including various reserves) is updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial consolidated indebtedness and other commitments and obligations could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us; and

•	it may limit our ability to borrow additional funds or dispose of assets.
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
If the availability under the ABL Facility falls below certain thresholds, we will be subject to a minimum fixed charge coverage ratio. If we are unable to maintain compliance with such ratio or other covenants in our ABL Facility, an event of default could result.
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

The terms governing our indebtedness limit our ability to sell assets and also restrict the use of proceeds from that sale. We may be unable to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Furthermore, a substantial portion of our assets is, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our consolidated debt obligations in the event of an acceleration of any of our consolidated indebtedness.
If the indebtedness under the ABL Facility or our existing notes were to be accelerated after an event of default, our respective assets may be insufficient to repay such indebtedness in full and our lenders could foreclose on the assets pledged under the applicable facility, which would have a material adverse effect on our business, financial condition and results of operations.
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
Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”) maintain credit ratings on us and certain of our debt. Our ratings by Moody’s were downgraded in 2013, and again downgraded by S&P and Moody’s in 2014 prior to our Bankruptcy Filing. The ratings assigned to our debt issued in connection with the Emergence are currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
Our headquarters is located in Waterford, New York. Our major manufacturing facilities are primarily located in North America, Europe and Asia. As of December 31, 2014, we operated 10 domestic production and manufacturing facilities in 6 states and 14 foreign production and manufacturing facilities, primarily in China, Germany, Italy and Japan.
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our production and manufacturing facilities, executive offices and technology research centers as of December 31, 2014:

Location	Real Property Interest	Business in Which Property is Used

Americas:
Waterford, NY	Owned	Silicones
Tarrytown, NY (1)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe:
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Netherlands	Leased	Silicones
Lostock, United Kingdom	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Geesthacht, Germany	Owned	Quartz

Asia Pacific:
Nantong, China	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Bangalore, India (1)	Leased	Silicones
Chennai, India	Owned	Silicones
Seoul, South Korea	Leased	Silicones
Shanghai, China (1)	Leased	Silicones
Kobe, Japan (1)(2)	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Leased	Quartz

(1)	Technology research center.

(2)	Manufacturing facility and technology research center.

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
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for the Subordinated Notes filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to the Old Second Lien Notes. In addition, on September 16, 2014, BOKF, NA, as trustee for the Old First Lien Notes (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for the Old Secured Notes (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on First Lien Notes and Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. Briefing has been completed, and the Appeals are still pending before the District Court. On November 11, 2014, the Debtors also filed a motion to dismiss the Appeals (the “Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. Briefing has also been completed in connection with the Motion to Dismiss and is still pending before the District Court. We cannot predict with certainty the ultimate outcome of the Appeals or the Motion to Dismiss.
Italian Tax Claim
On June 17, 2014, an Italian tax court of appeals (the “Italian Court of Appeals”) decided against the Company related to its 2003 income tax position resulting from the acquisition by GE of an Italian company in the same year. GE subsequently sold this Italian subsidiary to the Company as part of the GE Advanced Materials Acquisition. Having considered the use of debt financing and other characteristics of the acquisition by GE, the Italian Court of Appeals determined that the goodwill amortization and interest expense related to the acquisition by GE were not deductible for tax purposes. Prior to this decision, the Company had received favorable rulings by lower level Italian trial courts in a series of similar cases regarding the same matter.
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower courts adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of December 31, 2014, the total potential assessment, including penalties and interest, is €46, or approximately $56, of which €30, or approximately $36, relates to the period of ownership subsequent to the GE Advanced Materials Acquisition.
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of December 31, 2014. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition. The Company is currently evaluating the impact of this agreement on its potential exposure.
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
We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. In order to comply with environmental, health and safety laws and regulations, and maintenance of permits, we have incurred and will continue to incur costs, including capital expenditures for projects related to environmental improvements. In addition, pursuant to applicable hazardous waste regulations, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. We have obtained $35 in letters of credit for financial assurance required under applicable hazardous waste regulations, including $25 for closure and postclosure care for the Waterford, NY and Sisterville, WV facilities, and $10 (annual aggregate) for accidental occurrences at those facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility’s hazardous waste permit. We have recently been advised by the NYDEC that the draft renewal permit will require $26 in financial assurances for our Waterford facility, an increase to the amount currently being provided of approximately $8. We believe that the draft permit will also require a re-evaluation of the financial assurance amount within the next three years. One or more of our U.S. facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA.
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

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for any class of our common equity. Our direct parent, MPM Intermediate Holdings Inc., is our sole stockholder.
We have not declared or paid any dividends since our emergence from bankruptcy in October 2014. During the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, we declared dividends of $0 and $1, respectively, to be paid as and when needed to fund the compensation for the Board of Managers of Hexion Holdings. For the foreseeable future, we intend to retain any earnings to finance our business and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors in accordance with applicable law and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Our ABL Facility and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, certain financial tests and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and liquidity needs, see Item 7 of Part II of this Annual Report on Form 10-K.

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
Upon emergence from bankruptcy on the Effective Date we adopted fresh start accounting, which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the consolidated financial statements on or after October 24, 2014 are not comparable with the consolidated financial statements prior to that date. Refer to Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information.
The consolidated statement of operations data for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended ended December 31, 2013, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements.

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
(dollars in millions, except per share data)			2013	2012	2011	2010
Statement of Operations Data:
Net sales	$465	$2,011	$2,398	$2,357	$2,637	$2,588
Cost of sales	402
Gross profit	63
Cost of sales, excluding depreciation and amortization		1,439	1,732	1,705	1,798	1,645
Selling, general and administrative expense	80	434	373	392	389	388
Depreciation and amortization expense		147	171	187	197	197
Research and development expense	13	63	70	69	78	73
Restructuring and other costs	5	20	21	43	33	23
Other operating income, net	(1)	—	—	—	—	—
Operating (loss) income	(34)	(92)	31	(39)	142	262
Interest expense, net	15	162	394	277	256	249
Other non-operating expense (income), net	8	—	—	(11)	—	—
Loss (gain) on extinguishment and exchange of debt	—	—	—	57	(7)	78
Reorganization items, net	3	(1,972)	—	—	—	—
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(60)	1,718	(363)	(362)	(107)	(65)
Income tax expense (benefit)	—	36	104	8	27	(2)
(Loss) income before earnings (losses) from unconsolidated entities	(60)	1,682	(467)	(370)	(134)	(63)
Earnings (losses) from unconsolidated entities, net of taxes	—	3	3	5	(6)	—
Net (loss) income	(60)	1,685	(464)	(365)	(140)	(63)
Net income attributable to noncontrolling interest	—	—	—	—	(1)	(1)
Net (loss) income attributable to Momentive Performance Materials Inc.	$(60)	$1,685	$(464)	$(365)	$(141)	$(64)
Dividends declared per common share	$—	$—	$4,600	$3,185	$7,500	$12,500
Cash Flow provided by (used in):
Operating activities	$(3)	$(207)	$(150)	$(95)	$106	$253
Investing activities	(17)	(18)	(88)	(102)	(120)	(95)
Financing activities	(1)	390	220	111	(41)	(112)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$228		$94	$110	$199	$250
Working capital (1)	611		(2,884)	290	378	493
Total assets	2,884		2,694	2,904	3,161	3,288
Total long term debt	1,163		7	3,081	2,895	2,952
Total net debt (2)	973		3,163	3,006	2,735	2,729
Total liabilities	2,115		4,174	4,052	3,901	3,896
Total equity (deficit)	769		(1,480)	(1,148)	(736)	(604)

(1)	Working capital is defined as current assets less current liabilities.

(2)	Net debt is defined as long-term debt plus debt payable within one year less cash and cash equivalents.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
Overview and Outlook
Momentive Performance Materials Inc., a Delaware corporation, together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”) is one of the world’s largest producers of silicones, silicone derivatives and organofunctional silanes and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones and silanes are generally used as additives to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, polyurethane foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones and silanes, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,500 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, SABIC, The Home Depot and Lowe's.
Chapter 11 Bankruptcy and Emergence
On April 13, 2014, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. During the bankruptcy proceedings, we continued to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court until our emergence from the Chapter 11 proceedings on October 24, 2014 (the “Effective Date”).
On September 11, 2014, the Court confirmed the Plan, and on the Effective Date the Plan became effective and we emerged from the Chapter 11 proceedings. Upon emergence, we reduced our total aggregate debt obligations from approximately $3.2 billion at December 31, 2013 to approximately $1.2 billion at December 31, 2014, and reduced our annual cash interest payments from nearly $300 to approximately $58. As of December 31, 2014, we had $2,884 of total assets, $2,115 of total liabilities, and $769 of total equity.
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2014, we had two reportable segments: Silicones and Quartz.
The Company's organizational structure continues to evolve. We are also continuing to refine our business and operating structure to better align our services to our customers and improve our cost position, while continuing to invest in global growth opportunities.
2014 Overview

•
We successfully undertook steps to restructure our balance sheet and capital structure, and on October 24, 2014, we emerged from Chapter 11 bankruptcy with an appropriately adjusted balance sheet and capital structure and significantly reduced debt service obligations.

•	Net Sales—Net sales in 2014 were $2.48 billion, an increase of 3% compared with $2.4 billion in 2013. The increase was primarily driven by an increase in silicones volumes.

•
Segment EBITDA—Segment EBITDA in 2014 was $238, even with 2013. Segment EBITDA performance for the year largely reflects gains in our silicones portfolio that were offset by demand cyclicality for semiconductor related quartz products and an increase in corporate expenses.

•	Recently completed initiatives include:

▪
The expansion of our Rayong, Thailand facility serving liquid silicone rubber customers throughout Asia in the automotive, aerospace, energy, healthcare and consumer products industries, as well as adding new site capacity to produce silicone-based release coatings used in a variety of adhesive applications.

•	Future growth initiatives include:

▪
The expansion of our capability to manufacture NXT* Silane, which is an innovative product used in the production of tires, and can offer tire manufacturers the ability to reduce rolling resistance without loss of wet traction, as well as deliver benefits in the tire manufacturing process. This expansion will double our current NXT* Silane manufacturing capacity and is expected to be completed in 2016.

2015 Outlook
As we look into 2015, we expect continued growth in demand in our specialty silicones businesses, particularly as we continue our investment in developing new products to support future growth. However, we expect continued softness in semiconductor capital equipment and specialty solar demand and further delay in recovery in these markets to adversely affect volumes in our Quartz business in 2015. Overall, we expect slight increases in volumes in 2015 as compared to 2014 due to expected growth within the construction, consumer and transportation markets. In addition, as we have emerged from Chapter 11 bankruptcy, we expect the related one-time negative impacts on our business to subside in the coming year. We expect the increase in liquidity and lower debt service requirements resulting from our successful restructuring efforts to increase our future operational and financial flexibility. As a result, we will be well positioned to leverage our leadership positions, optimize our portfolio and drive new growth programs.
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
While we expect the recent decline in crude oil prices to positively impact earnings in our silicones business due to the corresponding decline in raw material prices, greater than 70% of our raw material inputs are not petroleum-based, and their prices do not fluctuate with the price of crude oil.

Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage for 2014 remained unchanged from 2013, which was 57% for Hexion and 43% for us.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. As of December 31, 2014, we have realized a total of approximately $65 of cost savings in connection with the Shared Services Agreement on a run-rate basis, and expect the savings from these synergies to continue. Despite the Bankruptcy Filing, the Shared Services Agreement has continued in effect along with the majority of the savings from these synergies. In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.
Matters Impacting Comparability of Results

As a result of the application of fresh-start accounting, at October 24, 2014, our assets and liabilities were recorded at their estimated fair values which, in some cases, are significantly different than amounts included in our financial statements prior to the Effective Date. Accordingly, our financial condition and results of operations on and after the Effective Date are not comparable to our financial condition and results of operations prior to the Effective Date. The results of operations data provided herein has been calculated by adding the relevant results of the Predecessor Company for the period from January 1, 2014 through October 24, 2014 to the relevant results of the Successor Company for the period from October 25, 2014 through December 31, 2014.

Raw Materials
In 2014, we purchased approximately $1.0 billion of raw materials. The largest raw material used in our Silicones business is silicon metal. The cost of silicon metal comprised approximately 22% of our total raw material costs in our Silicones' manufacturing processes in 2014. The market price of silicon metal rose through 2010 and peaked in early 2011. Market prices declined steadily through 2011 and leveled out at the end of 2012. We saw favorable market prices in 2013 due to the extended economic slowdown, but in 2014, the Brazilian drought as well as increased consumption into the aluminum market led to increased prices which slightly decreased margins. We expect 2015 to be relatively stable. The largest raw material used in our Quartz business is a specific type of sand, which is currently available from a limited number of suppliers. Because Unimin controls a significant amount of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. Our long term purchase agreement with Unimin expired on December 31, 2012. We are currently negotiating the terms of a new long term supply agreement with Unimin and expect to enter into an agreement within the first half of 2015. Since the expiration of our agreement with Unimin, purchases from Unimin have been handled through purchase orders without disruption of supply to our Quartz business and we expect that process to continue if we are unable to enter into a new agreement.
We expect long-term raw material cost fluctuations to continue because of price movements of key feedstocks. To help mitigate the fluctuations in raw material pricing, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables. Upon the application of fresh start accounting, beginning on and after October 24, 2014, actuarial gains and losses resulting from pension and postretirement liability remeasurements are recognized immediately in the Consolidated Statements of Operations, compared to our prior policy of deferring such gains and losses in accumulated other comprehensive income and amortizing them over future periods.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
(In millions)			2013	2012
Net sales	$465	$2,011	$2,398	$2,357
Cost of sales	402
Gross profit	63
Cost of sales, excluding depreciation and amortization		1,439	1,732	1,705
Selling, general and administrative expense	80	434	373	392
Depreciation and amortization expense		147	171	187
Research and development expense	13	63	70	69
Restructuring and other costs	5	20	21	43
Other operating income, net	(1)	—	—	—
Operating (loss) income	(34)	(92)	31	(39)
Operating (loss) income as a percentage of net sales	(7)%	(5)%	1%	(2)%
Interest expense, net	15	162	394	277
Other non-operating expense (income), net	8	—	—	(11)
Loss on extinguishment and exchange of debt	—	—	—	57
Reorganization items, net	3	(1,972)	—	—
Total non-operating expense (income)	26	(1,810)	394	323
(Loss) income before income taxes and earnings from unconsolidated entities	(60)	1,718	(363)	(362)
Income tax expense	—	36	104	8
(Loss) income before earnings from unconsolidated entities	(60)	1,682	(467)	(370)
Earnings from unconsolidated entities, net of taxes	—	3	3	5
Net (loss) income	$(60)	$1,685	$(464)	$(365)
Other comprehensive (loss) income	$(28)	$(202)	$22	$(48)
Net Sales
In 2014, net sales increased by $78, or 3%, compared to 2013. Volume increases and price and mix shift positively impacted net sales by $94. Sales volumes were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe, and were partially offset by decreased demand in the specialty solar market, which negatively impacted our Quartz business. Price and mix were positively impacted by higher sales of specialty grade products, specifically silanes, coatings and elastomers. These increases were partially offset by unfavorable exchange rate fluctuations of $16, which were primarily due to the strengthening of the U.S. dollar against the euro and Japanese yen in 2014 as compared to 2013.
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
Operating (Loss) Income
In 2014, operating income decreased $157, from income of $31 to a loss of $126, compared to 2013. Cost of sales (excluding depreciation and amortization of $14 in the successor period from October 25, 2014 through December 31, 2014 due to the change in presentation of depreciation and amortization, as described in Note 1 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K) increased by $95 compared to 2013. The increase was primarily due to an increase in volumes and price and mix shift, which were primarily driven by the increase in net sales discussed above. Cost of sales was also negatively impacted by price inflation in certain key raw materials during 2014 which we were unable to absorb. These increases were partially offset by productivity improvements and favorable exchange rate fluctuations driven by the strengthening of the U.S. dollar against the euro and Japanese yen. Selling, general and administrative expense (excluding depreciation and amortization of $8 due to the presentation change discussed above) increased by $133 compared to 2013. The increase was driven by unrealized foreign currency losses of approximately $94 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the predecessor period from January 1, 2014 through October 24, 2014 due to the substantial doubt about our ability to continue as a going concern under our prior capital structure. The increase was also driven by unrealized losses of $15 in 2014 related to the remeasurement of our pension liabilities which, subsequent to the Effective Date due to a change in accounting policy, are recognized in the Consolidated Statements of Operations. Depreciation and amortization expense in 2014 was $169 (including $22 of depreciation and amortization expense included in cost of sales and selling, general and administrative expense, as discussed above) compared to $171 in 2013. Research and development expense in 2014 increased $6 compared to 2013, primarily related to timing of new projects. Restructuring and other costs increased by $4, which was primarily related to one-time charges for services and certain costs associated with restructuring our capital structure prior to the Bankruptcy Filing, and was partially offset by a gain related to a claim settlement.
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
Non-Operating Expense (Income)
In 2014, total non-operating expense decreased by $2,178, from an expense of $394 to income of $1,784, compared to 2013. The decrease was primarily driven by reorganization items, net of $1,969 in 2014 (see Note 4 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information). The overall decrease was also driven by a decrease in interest expense of $217, which was primarily due to ceasing interest accruals on the Debtor’s unsecured debt beginning in April 2014 as a result of the Bankruptcy Filing, as well as a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan. These decreases were partially offset by other non-operating expense of $8 in 2014, which primarily consisted of realized and unrealized foreign currency transaction losses.
In 2013, total non-operating expense increased by $71 compared to 2012, primarily due to an increase in interest expense of $117, which was driven by higher average outstanding debt balances and interest rates as a result of the refinancing transactions in April, May and October of 2012, as well as the write off of $81 in unamortized deferred debt issuance costs and $2 in unamortized debt discount due to the reclassification of outstanding debt to current in the fourth quarter of 2013 as a result of the substantial doubt about our ability to continue as a going concern under our prior capital structure, which would represent a covenant violation and would make the debt callable. These increases were partially offset by a $57 loss on extinguishment of debt related to the debt refinancing transactions in 2012, which did not recur in 2013. Other non-operating income, net, decreased by $11 as a result of a one-time gain recognized in 2012 from the sale of a building lease option to a third party as well as a one-time royalty payment received from our siloxane joint venture in China, neither of which recurred in 2013.
Income Tax Expense
In 2014, income tax expense decreased by $68 compared to 2013. The effective income tax rate was 2% for 2014 compared to (29)% for 2013. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rate was also impacted by the tax impact of the reorganization and fresh start accounting net of the movement in valuation allowance, as well as the change in our permanent reinvestment assertion. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
In 2013, income tax expense increased by $96 compared to 2012. The effective income tax rate was (29)% for 2013 compared to (2)% for 2012. The change in the effective tax rate in 2013 was primarily due to our inability to continue our permanent reinvestment assertion related to certain intercompany arrangements, the maintenance of a full valuation allowance against a substantial amount of our net deferred tax assets and the establishment of valuation allowances in certain non-U.S. jurisdictions. In addition, the foreign rate differential increased by $15 due to changes in estimates of our uncertain tax positions and also by the geographic mix of earnings across several jurisdictions, which were offset against changes in valuation allowances described above.
For both 2013 and 2012, losses incurred in foreign jurisdictions with statutory tax rates less than 35% (primarily Germany) comprised the largest portion of the foreign rate differential. Economic pressure and volatility within certain foreign jurisdictions, including Germany, Japan, and Switzerland were largely responsible for the change in foreign rate differential from 2012 to 2013. Due in part to this economic volatility and the impact of certain business changes made as a result of our ability to continue as a going concern, the historically significant effective tax rate drivers discussed above may not be indicative of our future tax rate. The valuation allowance, which related principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets would likely not be realized. In 2013, a new valuation allowance of $20 was established in certain non-U.S. jurisdictions which had not been previously subject to a valuation allowance, but which then required a valuation allowance based on our assessment that the net deferred tax assets would likely not be realized. These new valuation allowances were in addition to changes in valuation allowances for jurisdictions in which valuation allowances had been established in prior years.

We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2014 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result of the conditions related to our ability to continue as a going concern described above, in the fourth quarter of 2013, we were no longer able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite, and recorded deferred taxes on the foreign currency translation impact. This change in assertion resulted in a tax expense of $87 in the period in which the change occurred. Beginning on the Effective Date, as a result of our emergence from bankruptcy and our ability to continue as a going concern, we are able to assert permanent reinvestment with respect to these intercompany arrangements. As a result, we have reversed the deferred taxes on the foreign currency impact previously recorded. This change in assertion resulted in a tax benefit of $5 in the period in which the change occurred.
Other Comprehensive (Loss) Income
For the year ended December 31, 2014, foreign currency translation negatively impacted other comprehensive income by $2, primarily due to the impact of the strengthening of the U.S. dollar against the euro and Japanese yen. For the year ended December 31, 2014, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $70, primarily due to net unrecognized actuarial losses driven by a decrease in the discount rate at October 24, 2014, partially offset by favorable asset experience. In connection with the application of fresh start accounting, on October 24, 2014, total accumulated unrecognized net gains of $162 were eliminated from accumulated other comprehensive income (see Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information).
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
For the year ended December 31, 2012, foreign currency translation negatively impacted other comprehensive income by $29, primarily due to the strengthening of the U.S. dollar against the Japanese yen, partially offset by the weakening of the U.S. dollar against the euro. For the year ended December 31, 2012, pension and postretirement benefit adjustments negatively impacted other comprehensive loss by $19, primarily due to unrecognized actuarial losses driven by a decrease in the discount rate at December 31, 2012 and unfavorable asset experience. These decreases were partially offset by the positive impact of a curtailment gain recognized on domestic pension benefit plans.
Results of Operations by Segment
Following are net sales and Segment EBITDA by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash and certain other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Segment EBITDA should not be considered a substitute for net income (loss) or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Net Sales(1):
Silicones	$431	$1,866	$2,197	$2,136
Quartz	34	145	201	221
Total	$465	$2,011	$2,398	$2,357

Segment EBITDA:
Silicones	$45	$228	$248	$206
Quartz	6	19	37	44
Other	(5)	(55)	(47)	(36)
Total	$46	$192	$238	$214
(1)Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

2014 vs. 2013 Segment Results
Following is an analysis of the percentage change in sales by segment from 2013 to 2014:

	Volume	Price/Mix	Currency Translation	Total
Silicones	3%	3%	(1)%	5%
Quartz	(11)%	—%	—%	(11)%
Silicones
Net sales in 2014 increased $100, or 5%, compared to 2013. Volume increases and price and mix shift positively impacted net sales by $61 and $55, respectively. Sales volumes were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe. Price and mix were positively impacted by higher sales of specialty grade products, specifically silanes, coatings and elastomers. These increases were partially offset by unfavorable exchange rate fluctuations of $16, which were primarily due to the strengthening of the U.S. dollar against the euro in 2014 as compared to 2013.
Segment EBITDA in 2014 increased by $25 to $273 compared to 2013. The increase was due to the increase in net sales discussed above, and was partially offset by raw material inflation, disruptions in plant operations and incremental transportation costs due to adverse weather conditions in early 2014, as well as the negative impact on our business resulting from the Chapter 11 proceedings.
Quartz
Net sales in 2014 decreased $22, or 11%, compared to 2013. The decrease was primarily due to a decrease in volumes, which were primarily due to decreased demand in the specialty solar market. Price and mix and exchange rate fluctuations were flat compared to 2013.
Segment EBITDA in 2014 decreased by $12 to $25 compared to 2013. The decrease was primarily due to the decrease in net sales discussed above, as well as decreased productivity in processing costs, and was partially offset by cost control and other operational efficiencies.
Other
Other is primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions. Other charges increased by $13 to $60 compared to 2013, primarily due to higher compensation costs and costs to support initiatives in our information technology, human resources and environmental, health and safety functions.
2013 vs 2012 Segment Results
Following is an analysis of the percentage change in sales by segment from 2012 to 2013:

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
Other
Other is primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions. Other charges increased by $11 to $47 compared to 2012, primarily due to increased expenses that were not assessed to the segments.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Segment EBITDA:
Silicones	$45	$228	$248	$206
Quartz	6	19	37	44
Other	(5)	(55)	(47)	(36)
Total	$46	$192	$238	$214

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(46)	$(114)	$(12)	$(7)
Unrealized losses on pension and postretirement benefits	(15)	—	—	—
Restructuring and other costs	(5)	(20)	(21)	(43)
Reorganization items, net	(3)	1,972	—	—
Total adjustments	(69)	1,838	(33)	(50)
Interest expense, net	(15)	(162)	(394)	(277)
Income tax expense	—	(36)	(104)	(8)
Depreciation and amortization	(22)	(147)	(171)	(187)
Loss on extinguishment and exchange of debt	—	—	—	(57)
Net (loss) income	$(60)	$1,685	$(464)	$(365)
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the year ended December 31, 2014, these charges primarily represented net realized and unrealized foreign currency transaction losses, expenses from retention programs and losses on the disposal of certain assets. For the years ended December 31, 2013 and 2012, these amounts primarily represented net unrealized derivative and foreign exchange losses, stock-based compensation and gains and losses from the disposal of certain assets.
Unrealized losses on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations, which after the Effective Date, are recognized in the Consolidated Statements of Operations, and were driven by a decrease in discount rates, other demographic assumptions and asset performance. Restructuring and other costs primarily included expenses from our restructuring and cost optimization programs. For the year ended December 31, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing, and were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing, and included certain professional fees, the $30 commitment premium received by the commitment parties party to the Backstop Commitment Agreement (the “BCA Commitment Premium”) and financing fees related to our debtor-in-possession credit facilities (the “DIP Facilities”), as well as the impact of the Reorganization Adjustments and the Fresh Start Adjustments (see Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K).

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At December 31, 2014, we had $1,201 of indebtedness. In addition, at December 31, 2014, we had $421 in liquidity consisting of the following:
•$223 of unrestricted cash and cash equivalents (of which $135 is maintained in foreign jurisdictions); and

•
$198 of availability under the ABL Facility ($270 borrowing base, less $72 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

As part of the Bankruptcy Filing, we and certain of our subsidiaries obtained the DIP Facilities. The DIP Facilities were used in part to repay in full the outstanding obligations under our existing ABL facility (the “Old ABL Facility”). The DIP Facilities were comprised of a $270 asset-based revolving loan (the “DIP ABL Facility”) and a $300 term loan (the “DIP Term Loan Facility”). In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the DIP Term Loan Facility was paid in full and terminated, and the DIP ABL Facility was converted into the ABL Facility.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2014 and 2013 was $503 and $440, respectively. A summary of the components of our net working capital as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	% of LTM Net Sales	December 31, 2013	% of LTM Net Sales
Accounts receivable	$324	13%	$331	14%
Inventories	402	16%	368	15%
Accounts payable	(223)	(9)%	(259)	(11)%
Net working capital	$503	20%	$440	18%
The increase in net working capital of $63 from December 31, 2013 was due primarily to an increase in inventory levels to meet increased volumes and demand levels and a decrease in accounts payable as certain pre-petition accounts payable were paid following the consummation of the Plan. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment or accelerating receipts through the sale of receivables.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the year ended December 31, 2014, we had gross borrowings under the Old ABL Facility, DIP Facilities and ABL Facility of $560. As of December 31, 2014, we had no outstanding borrowings under the ABL Facility.
2015 Outlook
Following, and as a result of, our emergence from the Chapter 11 proceedings, we believe we are favorably positioned to fund our ongoing liquidity requirements for the foreseeable future through cash generated from operations, as well as available borrowings under our ABL Facility. The additional liquidity provided by the rights offerings in connection with the Chapter 11 process (the “Rights Offerings”) and the impact of the Plan on our capital structure, resulting in reduced annual debt service obligations of approximately $240, will increase our future operational and financial flexibility and leave us well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs. Capital spending in 2015 is expected to be between $120 and $130, and will relate primarily to certain growth projects, as well as environmental, health and safety compliance and maintenance projects.
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

Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Sources (uses) of cash:
Operating activities	$(3)	$(207)	$(150)	$(95)
Investing activities	(17)	(18)	(88)	(102)
Financing activities	(1)	390	220	111
Effect of exchange rates on cash flow	(4)	(6)	(3)	(3)
Net (decrease) increase in cash and cash equivalents	$(25)	$159	$(21)	$(89)
Operating Activities
In 2014, operations used $210 of cash. Net income of $1,625 included $1,755 of net non-cash income items, of which $2,078 was for non-cash reorganization items, which were partially offset by other various non-cash expenses. These other non-cash expenses included $169 for depreciation and amortization, a $19 reclassification of DIP Facility financing fees to “Financing Activities”, a $15 non-cash charge for unrealized losses related to the remeasurement of our pension liabilities, $101 of unrealized foreign currency losses, $10 of deferred tax expense and $4 for the amortization of debt discount. Net working capital used $80 of cash, as opposed to $47 of cash used in the year ended December 31, 2013. This change was primarily driven by increases in sales volumes and the related impact on accounts receivable and inventory, as well as a decrease in accounts payable of $14. Changes in other assets and liabilities, due to/from affiliates and income taxes payable remained flat. These changes are driven by the timing of when items were expensed versus paid, which primarily included interest expense, pension plan contributions and taxes.
In 2013, operations used $150 of cash. Net loss of $464 included $364 of non-cash expense items, of which $171 was for depreciation and amortization, $81 was for the write-off of unamortized deferred financing costs, $86 was for deferred tax expense, $10 was for the amortization of debt discount and issuance costs and $12 was for unrealized foreign currency losses. Net working capital used $47 of cash, as compared to $7 of cash used in the year ended December 31, 2012. This change was primarily driven by the increase in sales volume and impact on accounts receivable, inventory and accounts payable. Changes in other assets and liabilities, due to/from affiliates and income taxes payable used cash of $3, and are driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes, pension plan contributions and restructuring expenses.
In 2012, operations used $95 of cash. Net loss of $365 included $250 of non-cash expense items, of which $187 was for depreciation and amortization, $18 was for the amortization of debt discount and deferred issuance costs, $57 was for loss on extinguishment of debt and $1 was for unrealized foreign currency losses. These items were partially offset by a $10 deferred tax benefit. Net working capital used $7 of cash, as compared to $4 of cash generated in the year ended December 31, 2011. This change was driven by the decrease in sales and raw material costs and resulting impacts on accounts receivable, inventory and accounts payable. This impact was largely offset by the impacts of lower days of sales, inventory and payables outstanding. Changes in other assets and liabilities, due to/from affiliates and income taxes payable provided cash of $27 due to the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.
Investing Activities
In 2014, investing activities used $35 of cash. We spent $96 for ongoing capital expenditures (including capitalized interest) related to environmental, health and safety compliance and maintenance projects (of which $87 represented current year asset additions, with the remainder spent on asset additions made in prior periods). We also spent $2 on the acquisition of intangible assets. These expenditures were partially offset by the consolidation of Superholdco Finance Corp. (“Finco”), which provided a $50 increase in cash, as well as $12 in proceeds received from the sale of a subsidiary to Hexion.
In 2013, investing activities used $88 of cash. We spent $81 for ongoing capital expenditures (including capitalized interest) related to environmental, health and safety compliance and maintenance projects. We also spent $3 on the acquisition of intangible assets, and an increase in restricted cash used $5. These expenditures were partially offset by proceeds of $1 from the sale of certain assets.
In 2012, investing activities used $102 of cash. We spent $107 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects. We also spent $2 on the acquisition of intangible assets. These expenditures were partially offset by proceeds of $7 from the sale of assets.

Financing Activities
In 2014, financing activities provided $389 of cash. Proceeds from the Rights Offerings provided cash of $600. Net long-term debt repayments were $135, which primarily consisted of net repayments under the Old ABL Facility and a $75 revolving credit facility (the “Cash Flow Facility”), and net short-term debt repayments were $7. Additionally, the repayment of an affiliated loan in conjunction with various transactions with Finco used cash of $50. We also paid $19 in financing fees related to our DIP Facilities.
In 2013, financing activities provided $220 of cash. Net long-term debt borrowings were $132, which consisted primarily of net borrowings under the Old ABL Facility of $135. Net short-term debt repayments were $2. We also paid $12 in financing fees related to our Old ABL Facility, and received proceeds from a capital contribution of $102 from our parent.
In 2012, financing activities provided $111 of cash. Net long-term debt borrowings were $192, which consisted primarily of proceeds of $250 from the issuance of 10% Senior Secured Notes due October 2020 and $175 of incremental term loans due May 2015, partially offset by the repayment of $240 of term loans maturing May 2015 and $178 of term loans maturing December 2013, all as part of our refinancing transactions in 2012. These increases were partially offset by $51 of original issue discounts and tender premiums and $33 for the payment of debt issuance costs related to these refinancing transactions.
At December 31, 2014, there were $72 in outstanding letters of credit and no borrowings outstanding under our $270 ABL Facility, leaving unused borrowing capacity of $198.
The credit agreement governing the ABL Facility contains various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our First Lien Notes and Second Lien Notes (collectively, the “notes”). In addition, the credit agreement governing the ABL Facility and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to exceptions.
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
Covenants Under the ABL Facility and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, under certain circumstances, the maintenance of a fixed charge coverage ratio, as further described below. Payment of borrowings under the ABL Facility and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing the ABL Facility include the failure to pay principal and interest when due, a material breach of a representation or warranty, events of bankruptcy, a change of control and most covenant defaults. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
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
In addition to the financial maintenance covenant described above, we are also subject to certain incurrence tests under the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing our notes contain an incurrence test that restricts our ability to incur indebtedness or make investments, among other actions, if we do not maintain an Adjusted EBITDA to Fixed Charges ratio (measured on a LTM basis) of at least 2.0 to 1.0. The Adjusted EBITDA to Fixed Charges ratio under the indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on a LTM basis. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under the ABL Facility.
At December 31, 2014, we were in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.

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
The following table reconciles Net income to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

Year Ended
December 31, 2014
Net income	$1,625
Interest expense, net	177
Income tax expense	36
Depreciation and amortization	169
EBITDA	2,007
Adjustments to EBITDA:
Restructuring and other costs (a)	25
Reorganization items, net (b)	(1,969)
Unrealized loss on pension and postretirement benefits (c)	15
Non-cash charges and other income and expense (d)	162
Exclusion of Unrestricted Subsidiary results (e)	(19)
Adjusted EBITDA	$221
Pro forma fixed charges (f)	$58
Ratio of Adjusted EBITDA to Fixed Charges (g)	3.81

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure incurred prior to the Bankruptcy Filing.

(b)
Represents incremental costs incurred directly as a result of the Bankruptcy Filing, including certain professional fees, the BCA Commitment Premium and financing fees related to the DIP Facilities. Also includes the impact of the Reorganization Adjustments and the Fresh Start Adjustments.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability remeasurements.

(d)
Non-cash charges and other income and expense includes the effects of unrealized foreign exchange transaction losses related to certain intercompany arrangements, stock-based compensation expense, unrealized derivative gains and losses and asset disposals.

(e)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility.

(f)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at December 31, 2014.

(g)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2014, we were able to satisfy this test and incur additional indebtedness under these indentures.

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2014. Our contractual cash obligations consist of legal commitments at December 31, 2014 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2015	2016	2017	2018	2019	2020 and beyond	Total
Operating activities:
Purchase obligations (1)	$137	$122	$121	$121	$106	$738	$1,345
Interest on fixed rate debt obligations	57	56	56	56	56	106	387
Operating lease obligations	17	14	10	7	6	21	75
Funding of pension and other postretirement obligations (2)	23	16	19	21	21	—	100
Financing activities:
Long-term debt, including current maturities (3)	38	—	—	—	—	1,350	1,388
Total	$272	$208	$206	$205	$189	$2,215	$3,295

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

(2)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2015 – 2019 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

(3)	Long-term debt amounts above represent gross repayments, and are exclusive of any unamortized debt discounts.
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2015. At December 31, 2014, we recorded unrecognized tax benefits and related interest and penalties of $56. We estimate that we will pay approximately $17 in 2015 for local, state and international income taxes. We expect non-capital environmental expenditures for 2015 through 2019 totaling $2. See Notes 13 and 14 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Critical Accounting Estimates
In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management to select the appropriate assumptions to determine these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, actual results may differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note 5 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
At December 31, 2014 and 2013, we had valuation allowances of $309 and $972, respectively, against our deferred income tax assets. At December 31, 2014, we had a $106 valuation allowance against a portion of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $203 against a portion of our net foreign deferred income tax assets, primarily in Germany. At December 31, 2013, we had a $790 valuation allowance against all of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $182 against a portion of our net foreign deferred income tax assets, primarily in Germany. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.

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
The accounting guidance for uncertainty in income taxes is recognized in the financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. We also apply the guidance relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2014 and 2013, we recorded unrecognized tax benefits and related interest and penalties of $56 and $54, respectively.
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
The mortality tables that are used represent the best estimated mortality projections for each particular country and reflect projected mortality improvements.
We believe the current assumptions used to estimate plan obligations and pension expense are appropriate in the current economic environment. However, as economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), equity (“Equity”) and 2015 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2014
	PBO	ABO	Equity	2015 Expense
Assumption:
Increase in discount rate of 0.5%	$(37)	$(34)	$36	$(1)
Decrease in discount rate of 0.5%	42	39	(41)	2
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	(1)
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	1

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other indefinite-lived intangibles, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying asset groups. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Long-lived assets are grouped together at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. We do not have any indefinite-lived intangibles, other than goodwill.

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
At both October 1, 2014 and 2013, the estimated fair value of each of our reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each unit.
Fresh Start Accounting
The application of fresh start accounting requires that the assets and liabilities of the successor entity be recorded at the date of the emergence at their respective fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, we may be required to value assets at fair value measures that do not reflect our intended use of those assets. The fair value of in-process research and development, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including, but not limited to, estimating future cash flows and developing appropriate discount rates. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists. Fair value measurements can be highly subjective and the reasonable application may result in a range of alternative estimates using the same facts and circumstances. Any excess of the enterprise value over the estimated fair values of the net assets is recorded as goodwill. As a result, we adjusted the carrying value of goodwill to $224 which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. We are currently assessing the potential impact of ASU 2014-09 on our financial statements.
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
In November 2014, the FASB issued Accounting Standards Board Update No. 2014-17: Business Combinations - Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This new guidance became effective on November 18, 2014. The requirements of ASU 2014-17 did not have any impact our financial statements.

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
Foreign Exchange Risk
Our international operations accounted for approximately 68% of our net sales in 2014, 2013 and 2012. As a result, we have significant exposure to foreign exchange risk related to transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is generally the related local currency.
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
Interest Rate Risk
As of December 31, 2014, less than 1%, of our borrowings were at variable interest rates and expose us to interest rate risk. If we make additional borrowings at variable interest rates in the future, we will be subject to the variations in interest rates in respect of our variable rate debt. Assuming the amount of our variable rate debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2015 estimated debt service requirements by less than $1. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2014 and 2013 (see Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2014 and 2013. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2014			2013
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2014				$39	9.1%	$39
2015	$38	4.1%	$38	7	9.1%	7
2016	—	—%	—	382	8.9%	260
2017	—	—%	—	—	8.8%	—
2018	—	—%	—	135	8.9%	135
2019	—	—%	—	—	—%	—
2020 and beyond	1,350	4.0%	1,128	2,694	9.1%	2,588
	$1,388		$1,166	$3,257		$3,029
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements

Page Number
Consolidated Financial Statements of Momentive Performance Materials Inc.
Consolidated Balance Sheets at December 31, 2014 and 2013	44
Consolidated Statements of Operations; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and years ended December 31, 2013 and 2012	45
Consolidated Statements of Comprehensive (Loss) Income; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and years ended December 31, 2013 and 2012	46
Consolidated Statements of Cash Flows; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and years ended December 31, 2013 and 2012	47
Consolidated Statements of Equity (Deficit); successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and years ended December 31, 2013 and 2012	48
Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm	102
Schedule II - Valuation and Qualifying Accounts	104

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
(In millions, except share data)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $5 at December 31, 2014)	$228	$94
Accounts receivable (net of allowance for doubtful accounts of less than $1 and $4, respectively)	324	331
Inventories:
Raw materials	144	128
Finished and in-process goods	258	240
Deferred income taxes (see Note 13)	33	6
Other current assets	60	61
Total current assets	1,047	860
Investment in unconsolidated entities	18	8
Deferred income taxes (see Note 13)	14	3
Other long-term assets	27	33
Property and equipment:
Land	75	77
Buildings	295	377
Machinery and equipment	799	1,582
	1,169	2,036
Less accumulated depreciation	(17)	(1,082)
	1,152	954
Goodwill (see Note 9)	218	381
Other intangible assets, net (see Note 9)	408	455
Total assets	$2,884	$2,694
Liabilities and Deficit
Current liabilities:
Accounts payable	$223	$259
Debt payable within one year (See Note 10)	38	3,250
Interest payable	11	88
Income taxes payable (see Note 13)	7	6
Deferred income taxes (see Note 13)	18	12
Accrued payroll and incentive compensation	57	44
Other current liabilities	82	85
Total current liabilities	436	3,744
Long-term liabilities:
Long-term debt (see Note 10)	1,163	7
Pension liabilities (see Note 15)	352	280
Deferred income taxes (see Note 13)	98	77
Other long-term liabilities	66	66
Total liabilities	2,115	4,174
Commitments and contingencies (see Note 14)
Equity (Deficit)
Common stock - $0.01 par value; 100 shares authorized; 48 and 100 issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	857	716
Accumulated other comprehensive (loss) income	(28)	202
Accumulated deficit	(60)	(2,398)
Total equity (deficit)	769	(1,480)
Total liabilities and equity (deficit)	$2,884	$2,694
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
(In millions)			2013	2012
Net sales	$465	$2,011	$2,398	$2,357
Cost of sales	402
Gross profit	63
Cost of sales, excluding depreciation and amortization		1,439	1,732	1,705
Selling, general and administrative expense	80	434	373	392
Depreciation and amortization expense		147	171	187
Research and development expense	13	63	70	69
Restructuring and other costs (see Note 6)	5	20	21	43
Other operating income, net	(1)	—	—	—
Operating (loss) income	(34)	(92)	31	(39)
Interest expense, net (see Note 10)	15	162	394	277
Other non-operating expense (income), net	8	—	—	(11)
Loss on extinguishment and exchange of debt (see Note 10)	—	—	—	57
Reorganization items, net (see Note 4)	3	(1,972)	—	—
(Loss) income before income taxes and earnings from unconsolidated entities	(60)	1,718	(363)	(362)
Income tax expense (see Note 13)	—	36	104	8
(Loss) income before earnings from unconsolidated entities	(60)	1,682	(467)	(370)
Earnings from unconsolidated entities, net of taxes	—	3	3	5
Net (loss) income	$(60)	$1,685	$(464)	$(365)

See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
(In millions)			2013	2012
Net (loss) income	$(60)	$1,685	$(464)	$(365)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(29)	31	(6)	(29)
Gain (loss) recognized from pension and postretirement benefits	1	(71)	28	(19)
Reclassification adjustment for net fresh start gain related to accumulated other comprehensive income included in net (loss) income	—	(162)	—	—
Other comprehensive (loss) income	(28)	(202)	22	(48)
Comprehensive (loss) income	$(88)	$1,483	$(442)	$(413)
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
(In millions)			2013	2012
Cash flows used in operating activities
Net (loss) income	$(60)	$1,685	$(464)	$(365)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	22	147	171	187
Non-cash reorganization items	—	(2,078)	—	—
Write-off of unamortized deferred financing costs (see Note 5)	—	—	81	—
Loss on the extinguishment and exchange of debt (see Note 5)	—	—	—	57
Amortization of debt discount and issuance costs	4	—	10	18
DIP Facility financing fees included in net income	—	19	—	—
Unrealized actuarial losses from pension liabilities	15	—	—	—
Deferred income tax (benefit) expense	(10)	20	86	(10)
Unrealized foreign currency losses	2	99	12	1
Other non-cash adjustments	—	5	4	(3)
Net change in assets and liabilities:
Accounts receivable	4	(27)	(39)	16
Inventories	52	(95)	(1)	13
Due to/from affiliates	6	—	6	(10)
Accounts payable	(82)	68	(7)	(36)
Income taxes payable	1	—	6	—
Other assets, current and non-current	9	(6)	(21)	5
Other liabilities, current and non-current	34	(44)	6	32
Net cash used in operating activities	(3)	(207)	(150)	(95)
Cash flows used in investing activities
Capital expenditures	(17)	(78)	(79)	(107)
Capitalized interest	—	(1)	(2)	—
Proceeds from sale of business (see Note 7)	—	12	—	—
Consolidation of variable interest entity (see Note 7)	—	50	—	—
Purchases of intangible assets	—	(2)	(3)	(2)
Change in restricted cash	—	—	(5)	—
Proceeds from sale of assets	—	1	1	7
Net cash used in investing activities	(17)	(18)	(88)	(102)
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(1)	(6)	(2)	3
Borrowings of long-term debt	—	180	419	1,725
Repayments of long-term debt	—	(315)	(287)	(1,533)
Repayment of affiliated debt (see Note 7)	—	(50)	—	—
Proceeds from Rights Offerings (see Note 2)	—	600	—	—
Proceeds from capital contribution (see Note 7)	—	—	102	—
Long-term debt financing fees	—	—	(12)	(33)
DIP Facility financing fees	—	(19)	—	—
Payments of original issue discounts and tender premiums	—	—	—	(51)
Net cash (used in) provided by financing activities	(1)	390	220	111
(Decrease) increase in cash and cash equivalents	(21)	165	(18)	(86)
Effect of exchange rate changes on cash	(4)	(6)	(3)	(3)
Cash and cash equivalents, beginning of period	248	89	110	199
Cash and cash equivalents, end of period	$223	$248	$89	$110
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1	$250	$299	$237
Income taxes, net of refunds	3	12	13	18
Non-cash investing activity:
Capital expenditures included in accounts payable	$20	$13	$29	$17
Non-cash financing activity:
Non-cash capital contribution from parent (see Note 7)	$—	$—	$7	$—
Conversion of BCA Commitment Premium (see Note 2)	—	30	—	—
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total (Deficit) Equity
Predecessor
Balance December 31, 2011	$—	$605	$(1,569)	$228	$(736)
Net loss	—	—	(365)	—	(365)
Other comprehensive loss	—	—	—	(48)	(48)
Stock-based compensation expense	—	1	—	—	1
Balance at December 31, 2012	—	606	(1,934)	180	(1,148)
Net loss	—	—	(464)	—	(464)
Other comprehensive income	—	—	—	22	22
Stock-based compensation expense	—	1	—	—	1
Capital contribution from parent	—	102	—	—	102
Non-cash capital contribution from parent	—	7	—	—	7
Balance at December 31, 2013	—	716	(2,398)	202	(1,480)
Net income	—	—	1,685	—	1,685
Other comprehensive loss	—	—	—	(40)	(40)
Sale of business to related party (see Note 7)	—	(3)	—	—	(3)
Cancellation of Predecessor Company equity (see Note 3)	—	(713)	713	(162)	(162)
Balance at October 24, 2014	$—	$—	$—	$—	$—
Successor
Issuance of Successor Company common stock (see Notes 2 and 3)	$—	$857	$—	$—	$857
Balance at October 25, 2014	$—	$857	$—	$—	$857
Net loss	—	—	(60)	—	(60)
Other comprehensive loss	—	—	—	(28)	(28)
Balance as of December 31, 2014	$—	$857	$(60)	$(28)	$769
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Business and Basis of Presentation
Based in Waterford, New York, Momentive Performance Materials Inc. (the “Company” or “MPM”), is comprised of two reportable segments: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
As a result of the Company’s reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date”), the Company’s direct parent became MPM Intermediate Holdings Inc., a holding company and wholly owned subsidiary of MPM Holdings Inc. (“MPM Holdings”), the ultimate parent entity of MPM. Prior to its reorganization, the Company, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
Upon emergence from bankruptcy on the Effective Date, the Company adopted fresh start accounting which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after October 24, 2014 are not comparable with the Consolidated Financial Statements prior to that date. Refer to Note 2 for additional information.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to October 24, 2014. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to October 24, 2014.
2. Emergence From Chapter 11 Bankruptcy
On April 13, 2014 (the “Petition Date”), Momentive Performance Materials Holdings Inc. (the Company’s direct parent prior to October 24, 2014, “Old MPM Holdings”), the Company, and certain of our U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Company continued to operate its businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
On June 23, 2014, the Company filed with the Court an amended version of the Chapter 11 plan of reorganization proposed by the Debtors (as amended, supplemented, or modified, the “Plan”) and accompanying disclosure statement (the “Disclosure Statement”). On the Effective Date, the Plan became effective and the Company emerged from the Chapter 11 proceedings.

On or following the Effective Date, and pursuant to the terms of the Plan, the following occurred:

•
payment in full in cash to general unsecured creditors (including trade creditors) and holders of claims arising from the $75 senior secured revolving credit facility (the “Cash Flow Facility”) and the $300 senior secured debtor-in-possession term loan facility (the “DIP Term Loan Facility”);

•	conversion of the Company’s then-existing asset-based revolving facility into an exit $270 asset-based revolving facility (the “ABL Facility”);

•
issuance of new 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and new 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”) to holders of the Company’s 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) and 10% Senior Secured Notes due 2020 (the “Old Secured Notes”), respectively, and the cancellation of the Old First Lien Notes and the Old Secured Notes;

•
conversion of the Company’s 9.00% Springing Lien Dollar Notes due 2021 and 9.50% Springing Lien Euro Notes due 2021 (collectively, “Old Second Lien Notes”) into the new equity of the Successor Company (resulting in the issuance of 11,791,126 shares of common stock), subject to dilution by the management incentive plan and common stock issued in the rights offerings;

•
issuance of 36,197,874 shares of Successor Company common stock (including shares issued in connection with the backstop commitment of the rights offerings (the “Backstop Commitment”)) resulting from the exercise of subscription rights issued to holders of the Old Second Lien Notes in the $600 rights offerings and the “commitment premium” paid in shares to the backstop parties in respect of their backstop commitment;

•
exchange of all shares of Successor Company common stock for common stock of MPM Holdings Inc. and the contribution by MPM Holdings Inc. of all shares of the Successor Company common stock to its wholly-owned subsidiary, MPM Intermediate Holdings Inc., a result of which the Company became a wholly owned subsidiary of MPM Intermediate Holdings Inc.;

•	cancellation of the equity of the Predecessor Company;

•	cancellation of the Company’s 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”);

•
a recovery to the holders of Old MPM Holdings’ 11% Senior Discount Note due June 4, 2017 (“PIK Notes”) of $9, which represents the amount of the cash available at Old MPM Holdings as of the Effective Date, after taking into account administrative expenses; and

•	appointment of a new chief executive officer, chief financial officer and general counsel.
Backstop Commitment Agreement and Rights Offerings
Backstop Commitment Agreement
On May 9, 2014, the Company entered into the Backstop Commitment Agreement, as subsequently amended (the “BCA”), among the Company, Old MPM Holdings, and the commitment parties party thereto (the “Commitment Parties,” and each individually, a “Commitment Party”). The BCA provided that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, the Company would have the option to require each Commitment Party to purchase from the Company (on a several and not joint basis) its pro rata portion, based on such Commitment Party’s backstop commitment percentage, of the common stock of the reorganized Company (the “New Common Stock”) that is not otherwise purchased in connection with the Rights Offerings (described below) which were made in connection with the Plan (the “Unsubscribed Shares”). In consideration for their commitment to purchase the Unsubscribed Shares, the Commitment Parties received a commitment premium equal to $30 (the “BCA Commitment Premium”). The BCA Commitment Premium was payable in shares of New Common Stock; provided, that, if the BCA was terminated under certain circumstances, the BCA Commitment Premium would have been payable in cash. Pursuant to the terms of the BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court.
The Company had recognized a $30 liability for the BCA Commitment Premium under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the Consolidated Statements of Operations. Upon application of fresh-start accounting (see Note 3), on October 24, 2014, the BCA Commitment Premium was converted to equity in the Consolidated Balance Sheets.
The Company has agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with, among other things, the negotiation, preparation and implementation of the Rights Offerings, the Plan and any related efforts. In addition, the BCA requires that the Company and the other Debtors indemnify the Commitment Parties for certain losses, claims, damages, liabilities, costs and expenses arising out of or in connection with the BCA, the Plan and the related transactions. On June 23, 2014, the Court found that the terms and conditions of the Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA.The Court’s Order approving the Plan, entered on September 11, 2014, also requires the Company and the Debtors to indemnify the Commitment Parties for all fees, expenses, costs and liabilities incurred in connection with certain cases. The indenture trustees for the Old First Lien Notes and the Old Secured Notes commenced actions against certain of the Commitment Parties for alleged breaches of the applicable intercreditor agreement governing the rights and priorities of such parties.
Rights Offerings
On the Effective Date, all previously issued and outstanding shares of the Predecessor Company’s common stock were canceled, as were all other previously issued and outstanding equity interests. On the Effective Date, the Company issued 7,475,000 shares (the “1145 Rights Offering Stock”) of a new class of common stock, par value $0.01 per share, of the Company (the “New Common Stock”) pursuant to the rights offering under Section 1145 of the Bankruptcy Code (the “Section 1145 Rights Offering”) and 26,662,690 shares (the “4(a)(2) Rights Offering Stock”) of New Common Stock pursuant to the rights offering under section 4(a)(2) (the “4(a)(2) Rights Offering”) of the Securities Act of 1933, as amended (the “Securities Act). Additionally, the Company issued 2,060,184 shares of New Common Stock pursuant to the Backstop Commitment, including 1,475,652 shares of New Common Stock issued as consideration for the BCA Commitment Premium. A portion of the 1145 Rights Offering Stock issued to the Commitment Parties, and all of the 4(a)(2) Rights Offering Stock, are restricted securities under the Securities Act, and may not be offered, sold or otherwise transferred except in accordance with applicable restrictions. In addition, upon effectiveness of the Plan, the Company issued 11,791,126 shares of New Common Stock to holders of the Second Lien Notes pursuant to the Second Lien Notes Equity Distribution. Collectively, the Section 1145 Rights Offering and the 4(a)(2) Rights Offering are referred to as the “Rights Offerings”.
In accordance with the Plan, all shares of New Common Stock were automatically exchanged for one share of common stock, par value $0.01 per share, of MPM Holdings, Inc., which contributed the shares of New Common Stock to its wholly-owned subsidiary, MPM Intermediate Holdings. As a result, the Company is a wholly owned subsidiary of MPM Intermediate Holdings.
The shares of New Common Stock described above were exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance did no involve any public offering.

Registration Rights Agreement
On October 24, 2014, MPM Holdings and the Commitment Parties executed a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement, among other rights, provides the Commitment Parties with certain registration rights with respect to the common stock issued in the Rights Offerings.
Under the Registration Rights Agreement, MPM Holdings was required to file a shelf registration statement (on Form S-3 if permitted) and use its reasonable best efforts to cause the registration statement to become effective for the benefit of all stockholders party to the Registration Rights Agreement. Any individual holder or holders of MPM Holdings’ outstanding common stock party thereto can demand an unlimited number of “shelf takedowns,” which may be conducted in underwritten offerings so long as the total offering size is reasonably expected to exceed $50. A registration statement on Form S-1 was filed on December 31, 2014 to satisfy MPM Holdings’ obligation under the Registration Rights Agreement.
3. Fresh Start Accounting
In connection with the Company’s emergence from Chapter 11, the Company applied the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of October 24, 2014.

Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represented the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets was reported as goodwill.
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
The discount rate of 11% was estimated based on an after-tax weighted average cost of capital (“WACC”) reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company-specific risk premium, reflecting the risk associated with the overall uncertainty of the financial projections used to estimate future cash flows.
The fair value of debt obligations represents $36 of debt payable within one year and $1,166 of long-term debt. The fair value of long-term debt was determined based on a market approach utilizing current market yields, and was estimated to be approximately 87% of par value.
The fair value of pension liabilities was determined based upon assumptions related to discount rates and expected return on assets, as well as certain other assumptions related to various demographic factors.
The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date:

Enterprise value	$2,200
Plus: Excess cash and cash equivalents	80
Plus: Excess working capital	124
Plus: Fair value of non-debt and non-pension liabilities	646
Reorganization value of Successor assets	$3,050
The fair value of non-debt liabilities represents total liabilities of the Successor Company on the Effective Date, less debt payable within one year, long-term debt and pension and postretirement benefit obligations.
Consolidated Statement of Financial Position
The adjustments set forth in the following consolidated Balance Sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh-start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs.

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$162	$91	(a)	$—		$253
Accounts receivable	335	—		—		335
Inventories:
Raw materials	131	—		3	(a)	134
Finished and in-process goods	315	—		15	(a)	330
Deferred income taxes	9	56	(b)	(11)	(b)	54
Other current assets	74	—		—		74
Total current assets	1,026	147		7		1,180
Investment in unconsolidated entities	10	—		8	(c)	18
Deferred income taxes	4	—		5	(b)	9
Other long-term assets	24	—		—		24
Property and equipment:
Land	71	—		8	(d)	79
Buildings	371	—		(74)	(d)	297
Machinery and equipment	1,479	—		(684)	(d)	795
	1,921	—		(750)		1,171
Less accumulated depreciation	(1,050)	—		1,050	(d)	—
	871	—		300		1,171
Goodwill	358	—		(134)	(e)	224
Other intangible assets, net	398	—		26	(f)	424
Total assets	$2,691	$147		$212		$3,050
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$260	$38	(c)	$—		$298
Debt payable within one year	1,850	(1,814)	(d)	—		36
Interest payable	6	(6)	(e)	—		—
Income taxes payable	5	—		—		5
Deferred income taxes	9	—		9	(g)	18
Accrued payroll and incentive compensation	44	12	(f)	—		56
Other current liabilities	86	(25)	(g)	6	(h)	67
Total current liabilities	2,260	(1,795)		15		480
Long-term liabilities:
Long-term debt	7	1,159	(h)	—		1,166
Pension liabilities	133	165	(i)	41	(h)	339
Deferred income taxes	55	57	(j)	28	(g)	140
Other long-term liabilities	54	9	(k)	5	(i)	68
Liabilities subject to compromise	2,026	(2,026)	(l)	—		—
Total liabilities	4,535	(2,431)		89		2,193
(Deficit) Equity
Common stock (Successor)	—	—	(m)	—		—
Additional paid-in capital (Successor)	—	857	(m)	—		857
Common stock (Predecessor)	—	—	(n)	—		—
Additional paid-in capital (Predecessor)	713	(713)	(n)	—		—
Accumulated other comprehensive income	211	—		(211)	(j)	—
(Accumulated deficit) retained earnings	(2,768)	2,434	(o)	334	(j)	—
Total (deficit) equity	(1,844)	2,578		123		857
Total liabilities and (deficit) equity	$2,691	$147		$212		$3,050

Reorganization Adjustments

(a)	Reflects the net cash received as of the Effective Date from implementation of the Plan:

Sources:
Proceeds from the Rights Offerings	$600
Uses:
Claims paid at emergence	(11)
Repayment of DIP Term Loan	(300)
Repayment of DIP ABL Facility	(144)
Repayment of Cash Flow Facility	(20)
Other fees and expenses	(34)
Total uses	(509)
Net cash received	$91
Other fees and expenses primarily represent $6 of accrued and unpaid interest and $28 for success and other professional fees which is included in “Reorganization items, net” in the Consolidated Statements of Operations. A portion of the net cash received has been earmarked for future use and was not paid out on the Effective Date.

(b)
Represents the deferred tax asset impact of the reorganization adjustments, resulting from recognizing certain reorganization costs deductible in future periods in addition to the change in valuation allowance resulting from the tax attribute reduction.

(c)
Represents $53 of claims expected to be satisfied in cash that were reclassified from “Liabilities subject to compromise”. Also represents the payment of $21 of previously accrued professional fees related to the Bankruptcy Filing and the accrual of an additional $6 of success fees.

(d)
On the Effective Date, the Company repaid $300 in outstanding DIP Term Loans, $144 in outstanding borrowings under the DIP ABL Facility and $20 in outstanding borrowings under the Cash Flow Facility in full, and issued replacement notes to holders of the $1,100 in outstanding Old First Lien Notes due 2020 and $250 in outstanding Old Second Lien Notes due 2020 (which are classified as “Long-term debt”). The Company’s Senior Subordinated Notes were canceled on account of the subordination provisions set forth in the indenture to such notes.

(e)	On the Effective Date, the Company repaid $6 of accrued unpaid interest.

(f)	Represents $12 of accrued incentive compensation expected to be satisfied in cash that was reclassified from “Liabilities subject to compromise”.

(g)	Represents the reclassification of the BCA Commitment Premium of $30 to equity, partially offset by $5 of other current liabilities that were reclassified from “Liabilities subject to compromise”.

(h)
Represents the issuance of replacement notes to holders of the $1,100 in outstanding Old First Lien Notes due 2021 and $250 in outstanding Old Second Lien Notes due 2022. The replacement notes were recorded at estimated fair value, which was determined based on a market approach utilizing current market yields.

(i)	Represents $165 of pension liabilities that were reclassified from “Liabilities subject to compromise”.

(j)
Represents the deferred tax liability impact of the reorganization adjustments, resulting from the reduction of the Company’s tax attributes and tax basis of fixed assets and intangibles as a result of the cancellation of debt excluded from taxable income, net of valuation allowance previously recorded.

(k)	Represents $9 of other long-term liabilities that were reclassified from “Liabilities subject to compromise”.

(l)     Liabilities subject to compromise were settled as follows in accordance with the Plan:

Liabilities subject to compromise (“LSTC”)	$2,026
Cash payments at emergence from LSTC	(11)
Liabilities reinstated at emergence:
Pension liabilities	(165)
Accounts payable	(53)
Accrued payroll and incentive compensation	(12)
Other current liabilities	(5)
Other long-term liabilities	(9)
Total liabilities reinstated at emergence	(244)
Fair value of equity issued at emergence	(227)
Gain on settlement of LSTC	$1,544

(m)	Reflects the issuance of 47,989,000 shares of New Common Stock pursuant to the Rights Offerings, Second Lien Notes Equity Distribution and Backstop Commitment.

(n)	Reflects the cancellation of Predecessor Company equity to accumulated deficit.

(o)	Reflects the cumulative impact of the reorganization adjustments discussed above:

Gain on settlement of LSTC	$1,544
Fair value adjustments to debt	191
Success and other fees recognized at emergence	(13)
Net gain on reorganization adjustments	1,722
Tax impact on reorganization adjustments	(1)
Cancellation of Predecessor Company equity	713
Net impact to Accumulated deficit	$2,434
The net gain on reorganization adjustments has been included in “Reorganization items, net” in the Consolidated Statements of Operations.
Fresh Start Adjustments

(a)	Reflects the adjustments made to record inventories at their estimated fair value, which was determined as follows:

•
Fair value of finished goods inventory was determined based on the estimated selling price less costs to sell, including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort.

•
Fair value of in-process goods inventory was determined based on the estimated selling price once completed less total costs to complete the manufacturing effort, costs to sell, including disposal and holding period costs, and a reasonable profit margin on the remaining manufacturing, selling and disposal effort.

•	Fair value of raw materials inventory was determined based on current replacement costs.

(b)	Represents the deferred tax asset impact of the fresh start adjustments, resulting from the recognition of deductible goodwill in the U.S. and foreign jurisdictions, net of valuation allowance.

(c)
Reflects the adjustment made to record the Company’s ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, at its estimated fair value.

(d)
Reflects the adjustments made to record property, plant and equipment at its estimated fair value. Depreciable lives were also revised to reflect the remaining estimated useful lives of the related property, plant and equipment which range from 1 to 40 years. Fair value was determined as follows:

•
The market, sales comparison or trended cost approach was utilized to estimate fair value for land and buildings. This approach relies upon recent sales, offerings of similar assets or a specific inflationary adjustment to original purchase price to arrive at a probable selling price.

•
The cost approach was utilized to estimate fair value for machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current market prices, with adjustments in value for physical deterioration and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is an adjustment made to reflect the loss in value or usefulness of an asset caused by inefficiencies or inadequacies of the asset, as compared to a more efficient or less costly replacement asset with newer technology. Economic obsolescence is an adjustment made to reflect the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors. The estimated fair value of machinery and equipment reflects an economic obsolescence adjustment of $343.

Depreciable lives were revised to reflect the remaining estimated useful lives as follows (in years):

Buildings	10 to 40 years
Machinery and equipment	1 to 20 years

(e)
Reflects the adjustments made to record the elimination of the Predecessor goodwill balance of $358 and to record Successor goodwill of $224, which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets.

(f)
Reflects the adjustments made to write-off Predecessor other intangible assets of $398 and to record $424 in estimated fair value of Successor other intangible assets. Fair value was comprised of the following:

•Trademarks of $60 were valued using the relief from royalty income approach based on the following significant assumptions:

i)	Forecasted net sales attributable to the trademarks for the period ranging from October 24, 2014 to December 31, 2033;

ii)	Royalty rates ranging from 0.25% to 1.5% of expected net sales determined with regard to comparable market transactions and profitability analysis;

iii)	Discount rates ranging from 12.0% to 14.0%, which were based on the after-tax weighted average cost of capital (“WACC”); and

iv)	Economic lives ranging from 6 to 11 years.

•	Technology based intangible assets of $105 were valued using the relief from royalty income approach based on the following significant assumptions:

i)	Forecasted net sales attributable to the respective technologies for the period ranging from October 24, 2014 to December 31, 2033;

ii)
Royalty rates ranging from 1.0% to 3.5% of expected net sales determined with regard to expected cash flows of the respective technologies and the overall importance of respective technologies to product offering;

iii)	Discount rates ranging from 12.0% to 14.0%, which were based on the after-tax WACC; and

iv)	Economic lives ranging from 8 to 11 years.

•
Customer related intangible assets of $223 were valued using the multi-period excess earnings income approach, incorporating distributor inputs, and were based on the following significant assumptions:

i)	Forecasted net sales and profit margins attributable to the current customer base for the period ranging from October 24, 2014 to December 31, 2034;

ii)	Attrition rates ranging from 5.0% to 15.0%;

iii)	Discount rates ranging from 14.0% to 15.0%, which were based on the after-tax WACC; and

iv)	Economic lives ranging from 6 to 13 years.

•	In-process research and development (“IPR&D”) of $36 was valued using a cost approach based on the following significant assumptions:

i)	The estimated cost to recreate the respective IPR&D projects, incorporating a margin based on a reasonable developer’s profit; and

ii)	An indefinite economic life until the respective IPR&D projects are completed and placed in service, at which time each project will be assigned an estimated useful life.

(g)
Represents the deferred tax liability impact of the fresh start adjustments, resulting primarily from the book adjustment made to property, plant, and equipment that increases the future taxable temporary differences recorded net of valuation allowances.

(h)
Reflects the adjustment made to remeasure pension liabilities, which was determined based upon assumptions related to discount rates and expected return on assets, as well as certain other assumptions related to various demographic factors. The resulting adjustment was recoded in “Other comprehensive loss” in the Predecessor Company’s Consolidated Statement of Other Comprehensive Income.

(i)	Primarily reflects the adjustment made to record certain environmental liabilities at estimated fair value.

(j)	Reflects the cumulative impact of the fresh start accounting adjustments discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive income:

Establishment of Successor goodwill	$224
Elimination of Predecessor goodwill	(358)
Establishment of Successor other intangible assets	424
Elimination of Predecessor other intangible assets	(398)
Property, plant and equipment fair value adjustment	300
Pension liability remeasurement adjustment	(47)
Other assets and liabilities fair value adjustment	21
Elimination of Predecessor Company accumulated other comprehensive income	211
Net gain on fresh start adjustments	377
Tax impact on fresh start adjustments	(43)
Net impact on accumulated deficit	$334
The net gain on fresh start adjustments has been included in “Reorganization items, net” in the Consolidated Statements of Operations.
4. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments are classified as “Reorganization items, net” in the Consolidated Statements of Operations. The following table summarizes reorganization items:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Professional fees	$3	$78
DIP Facility financing costs	—	19
BCA Commitment Premium	—	30
Net gain on reorganization adjustments	—	(1,722)
Net gain on fresh start adjustments	—	(377)
Total	$3	$(1,972)
5. Summary of Significant Accounting Policies
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
The Company’s unconsolidated investment accounted for under the equity method of accounting is a partial ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. The Company previously planned to make additional capital contributions of $26 to this joint venture in 2015; however, the joint venture partners agreed to an alternative whereby the Company did not make such contributions and, as a result, during the year ended December 31, 2014, its ownership interest in the joint venture was diluted from 49% to 25%.
Income Statement Presentation— As a result of the adoption of fresh start accounting upon the Company’s emergence from Chapter 11, management elected to change its accounting policy related to its income statement presentation of costs of goods sold beginning in the successor period from October 25, 2014 through December 31, 2014 and all periods thereafter. As a result, the “Depreciation and amortization expense” caption has been eliminated and the related expense has been allocated to “Cost of sales” and “Selling, general and administrative expense”.

Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized transaction (losses) gains of $(8), $(99), $(16) and $0 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively, which are included as a component of “Net loss.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The effect of translation is also included in “Accumulated other comprehensive income”.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had interest-bearing time deposits and other cash equivalent investments of $2 and $4, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents”.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected. Upon recording the assets of the Company at their estimated fair value in connection with the application of fresh start accounting, the amount of accounts receivable expected to be unrecoverable were written-off, resulting in the remeasurement of the allowance for doubtful accounts to $0 as of October 24, 2014 (see Note 3).
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of less than $1 and $23 at December 31, 2014 and 2013, respectively. Upon recording the assets of the Company at their estimated fair value in connection with the application of fresh start accounting, the amount of excess and obsolete inventory was written-off, resulting in the remeasurement of the reserve for excess and obsolete inventory to $0 as of October 24, 2014 (see Note 3).
Deferred Expenses—Deferred debt financing costs are included in “Other long-term assets” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At both December 31, 2014 and 2013, the Company had no unamortized deferred financing costs. During the year ended December 31, 2013, the Company wrote off $81 of unamortized deferred financing costs as a result of the substantial doubt about its ability to continue as a going concern for the next twelve months and the resulting reclassification of all outstanding debt related to the ABL Facility, the Old First Lien Notes, the Old Secured Notes and the Old Second Lien Notes to “Debt payable within one year’ in the Consolidated Balance Sheets (see Note 10). This amount is included in “Interest expense, net” in the Consolidated Statements of Operations.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the properties (the average estimated useful lives for buildings and machinery are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Property and equipment was recorded at its estimated fair value in connection with the application of fresh start accounting, resulting in the remeasurement of accumulated depreciation to $0 as of October 24, 2014 (see Note 3). Depreciation expense was $16, $113, $130 and $144 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets in the Predecessor period. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 6 to 13 years (see Note 9).
Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows or other relevant observable measures. The Company tests goodwill and indefinite-lived intangibles for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the estimated fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist.
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
At both October 1, 2014 and 2013, the estimated fair value of each of the Company’s reporting units was deemed to be substantially in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each unit.
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
Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees (see Note 14).
Environmental Matters—Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (see Note 14).
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
Shipping and Handling—Freight costs that are billed to customers are included in “Net sales” in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in “Cost of sales” and “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations.

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $13, $63, $70 and $69 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Restructuring and Other Costs—The Company incurred “Restructuring and other costs” totaling $5, $20, $21 and $43 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively. For 2013 and 2012, these costs primarily represent expenses to implement productivity savings programs to optimize the Company’s cost structure. Also included in these amounts for the years ended December 31, 2014, 2013 and 2012 are costs related to one-time payments for services and integration expenses (see Note 6). For 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing.
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
As a result of the adoption of fresh start accounting upon the Company’s emergence from Chapter 11, management elected to change its accounting policy related to the recognition of actuarial gains and losses for defined benefit plans. Specifically, such actuarial gains and losses previously recognized as a component of other comprehensive income/(loss) in the Consolidated Balance Sheets will be recognized directly as a component of earnings in the Consolidated Statements of Operations under the new policy.
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 13).
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
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM and MPM Holdings Inc.’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2014, 2013 and 2012, the tax provision for all operations has been prepared on a consolidated basis.
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period on a graded-vesting basis (see Note 12).
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
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2014 through March 30, 2015, the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
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
In November 2014, the FASB issued Accounting Standards Board Update No. 2014-17: Business Combinations - Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This new guidance became effective on November 18, 2014. The requirements of ASU 2014-17 did not have any impact on the Company’s financial statements.

6. Restructuring and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with workforce reductions) and services and other expenses associated with transformation savings activities and cost optimization programs.

In 2012, in response to the uncertain economic outlook, the Company initiated significant restructuring programs with the intent to optimize its cost structure. Prior to the second quarter of 2012, the Company had recognized significant restructuring costs primarily related to the prior integration with Hexion Inc. (formerly, Momentive Specialty Chemicals Inc., “Hexion”). At December 31, 2013, the Company had substantially completed its restructuring and cost optimization programs.

The following table summarizes restructuring information. These costs are primarily related to workforce reductions:

Predecessor	Total
Accrued liability at December 31, 2011	$8
Restructuring charges	23
Payments	(14)
Accrued liability at December 31, 2012	17
Reserve adjustments	(1)
Payments	(12)
Accrued liability at December 31, 2013	$4

Workforce reduction costs primarily relate to non-voluntary employee termination benefits and are accounted for under the guidance for nonretirement postemployment benefits or as exit and disposal costs, as applicable. For the year ended December 31, 2012, charges of $23 are included in “Restructuring and other costs” in the Consolidated Statements of Operations. At December 31, 2013, the Company had accrued $4 for restructuring liabilities in “Other current liabilities” in the Consolidated Balance Sheets. All of the restructuring activity was related to the Silicones segment.

For the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, the Company recognized other costs of $5, $20, $21 and $20, respectively. These costs are primarily comprised of one-time payments for services and integration expenses, and are included in “Restructuring and other costs” in the Consolidated Statements of Operations. For the predecessor period from January 1, 2014 through October 24, 2014 and the successor period from October 25, 2014 to December 31, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing.
7. Related Party Transactions

Administrative Services, Management and Consulting Agreement

The Company was subject to a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provided for annual fees of $4 plus out of pocket expenses, payable in one lump sum annually, and provided for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. This annual management fee was waived for 2014 and 2013, and the Company recognized expense of $4 under the agreement during the year ended December 31, 2012.
In connection with the Company’s emergence from Chapter 11, the management agreement was terminated pursuant to the Confirmation Order, effective as of the Petition Date.
Transactions with Hexion

Shared Services Agreement

On October 1, 2010, the Company entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and Hexion.

Pursuant to this agreement, for the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $99, $92 and $148, respectively, of net costs for shared services and during the years ended December 31, 2014, 2013 and 2012, Hexion incurred approximately $131, $121 and $155, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2014, 2013 and 2012 were net billings from Hexion to the Company of $49, $31 and $22, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for Hexion and 49% for the Company at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Service Agreement, the allocation percentage for 2013 was set at 43% for the Company and 57% for Hexion. The Company had accounts receivable of $0 as of December 31, 2014 and 2013, respectively, and accounts payable to Hexion of $9 and $4 at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company realized approximately $1, $9 and $31, respectively, in cost savings as a result of the Shared Services Agreement.
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

Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchase products from, Hexion pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of the Company also acts as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, for the successor period from October 25, 2014 through

December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, the Company sold $1, $7, $9 and $3, respectively, of products to Hexion and purchased less than $1 of products from Hexion. As of December 31, 2014 and 2013, the Company had $2 and $1, respectively, of accounts receivable from Hexion and less than $1 of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it will provide to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during the year ended December 31, 2014.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, the Company sold approximately $7 and $22, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of December 31, 2014, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.
As both the Company and Hexion shared a common ultimate parent at the time of the transaction, this sale was accounted for as a transaction under common control, as defined in the accounting guidance for business combinations. As such, the loss on the sale of $3 was accounted for as a capital distribution, and is reflected in “Paid-in-Capital” in the Consolidated Balance Sheets.
Transactions with Affiliates Other Than Hexion
Purchases and Sales of Products and Services

The Company sells products to various Apollo and GE affiliates other than Hexion. These sales were $1, $10, $9 and $16 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively. The Company had accounts receivable from these affiliates of $1 at both December 31, 2014 and 2013. The Company also purchases products and services from various affiliates other than Hexion. These purchases were less than $1, $13, $19 and $17 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively. The Company had accounts payable to these affiliates of less than $1 and $2 at December 31, 2014 and 2013, respectively. Transactions with GE affiliates are included in the predecessor period only, as GE was a related party prior to the termination of the Cash Flow Facility.
ASM Off-Take Agreement
Through May 17, 2013, the Company was a party to an (i) off-take agreement (the “Old Off-Take Agreement”) with Asia Silicones Monomer Limited (“ASM”), which was 50% owned by GE Monomer (Holdings) Pte Ltd. up until such date, and (ii) a long-term supply agreement with General Electric Company (“GE”) and GE Monomer (Holdings) Pte. Ltd. (the “Old GE Supply Agreement”), which was entered into at the closing of the GE Advanced Materials Acquisition. Under the Old Off-Take Agreement, ASM was obligated to provide siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations were satisfied). Under the Old GE Supply Agreement, GE and GE Monomer (Holdings) Pte. Ltd. agreed to ensure the Company a minimum annual supply of siloxane and certain related products from ASM or an alternative source in certain circumstances through December 2026. Under the Old Off-Take Agreement, the Company purchased approximately $35 of siloxane and certain related products from ASM in 2013. Subsequent to May 17, 2013, the Company continues to purchase siloxane and certain related products from ASM under a new agreement whereby ASM is not a considered a related party.
On May 17, 2013, the Company entered into a new purchase and sale agreement (the “PSA”) with ASM in connection with the sale (the “GE ASM Sale”) by GE Monomer (Holdings) Pte Ltd., an affiliate of the General Electric Company (“GE”) of its equity interests in ASM. As a result of the GE ASM Sale, ASM is no longer an affiliate of the Company. The new PSA provides the Company with a long-term supply of siloxane through 2026 and the option to extend such agreement through 2036. The PSA replaced and superseded the Old Off-Take Agreement and the Old GE Supply Agreement. In connection with the foregoing transactions, Old MPM Holdings received a one-time payment of approximately $102 from GE, which amount was subsequently contributed to the Company.
Trademark License Agreement
Also on May 17, 2013, the Company entered into an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and the Company, to, among other things, revise the royalty payable to GE Monogram Licensing International and provide for an option to extend such agreement for an additional five-year period through 2023. In connection with the amendment, Old MPM Holdings recorded a gain and related intangible asset of $7. The intangible asset was subsequently contributed to the Company. As a result of the application of fresh start accounting, on October 24, 2014, the intangible asset related to the agreement was written-off.

Revolving Credit Facility
In April 2013, the Company entered into a $75 revolving credit facility with an affiliate of GE (the “Cash Flow Facility”) (see Note 10). Prior to entry into the Cash Flow Facility, an affiliate of GE was one of the lenders under the Company's Old Revolver (as further described in Note 10), representing approximately $160 of the lenders' $300 revolving credit facility commitment.
In connection with the consummation of the Plan, on October 24, 2014, the Company repaid in full all outstanding amounts under the Cash Flow Facility. Upon making these payments, the Company’s obligations under the Cash Flow Facility were satisfied in full and the Cash Flow Facility was immediately terminated.

Participation of Apollo Global Securities in Refinancing Transactions

In 2012, Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, acted as one of the initial purchasers and received less than $1 and $1 in connection with the Company's sales of the Senior Secured Notes and the First Lien Notes, respectively (see Note 10). AGS also received less than $1 in connection with arranging the issuance of the Senior Secured Notes and $1 in connection with arranging the issuance of the First Lien Notes and the commitments for the ABL Facility (see Note 10).
Transactions and Arrangements with Parent and its Subsidiaries

Prior to June 30, 2014, Hexion Holdings LLC (formerly, Momentive Performance Materials Holdings LLC) (the Company’s ultimate parent prior to October 24, 2014) (“Hexion Holdings”) purchased insurance policies which also covered the Company and Hexion. Amounts were billed to the Company annually based on the Company's relative share of the insurance premiums and amortized over the term of the policy. Hexion Holdings billed the Company $9 in 2013. The Company had accounts payable to Hexion Holdings of approximately $3 under these arrangements at December 31, 2013.
In April 2014, the Company entered into an accounts receivable purchase and sale agreement with Superholdco Finance Corp. (“Finco”), a newly formed subsidiary of Hexion Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, the Company sold approximately $51 of accounts receivable to Finco, and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables were fully collected by Finco. The agreement also appointed the Company to act as the servicer of the receivables on behalf of Finco.
Finco was deemed to be a VIE, and the 5% holdback of cash by Finco represented the Company’s variable interest in Finco. The power to direct the activities that most significantly impact the VIE is shared between the Company and the other related party variable interest entity holder. The 5% holdback of cash by Finco previously resulted in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns of the VIE and, therefore, the Company had consolidated Finco in its Consolidated Financial Statements during a portion of the year ended December 31, 2014. As a result, the Company consolidated $50 of cash and cash equivalents and a $50 affiliated loan payable. During the third quarter of 2014, the affiliated loan payable was repaid in full and the 5% holdback of cash was received from Finco. As such, as of December 31, 2014, the Company does not absorb the majority of risk from the potential losses or the majority of the gains from potential returns of the VIE, and therefore, as of December 31, 2014, the Company does not consolidate Finco.
In March 2014, the Company entered into an Employee Services Agreement with Hexion Holdings, Hexion and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp”), a subsidiary of Hexion Holdings (the “Services Agreement”). The Services Agreement provided for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to the Company and set forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agreed to pay 100% of Mr. Boss’ costs of employment which are comprised of “covered costs” including an annual base salary of $585,000, a sign-on bonus of $1.3 million payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In December 2014, Mr. Boss was appointed as Chief Executive Officer and President of the Company, In connection with the appointment, MPM Holdings assumed from Hexion Holdings the terms of the accepted offer of employment with Mr. Boss. The Company paid less than $1 under this agreement during the year ended December 31, 2014.

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

Recurring Fair Value Measurements
At both December 31, 2014 and December 31, 2013, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2014 that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the year ended December 31, 2014.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at December 31, 2014:

Successor	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2014
Debt	$1,201	$—	$1,166	$—	$1,166
Predecessor
December 31, 2013
Debt	$3,257	$—	$3,029	$—	$3,029
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
9. Goodwill and Intangible Assets
In connection with the Company’s emergence from Chapter 11 and application of fresh start accounting, and the resulting allocation of the reorganization value to its individual assets based on their estimated fair values, the Company recorded goodwill of $224 as of October 24, 2014. The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

	Successor				Predecessor
	2014				2013
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Silicones	$205	$—	$(6)	$199	$988	$(700)	$93	$381
Quartz	19	—	—	19	149	(158)	9	—
Total	$224	$—	$(6)	$218	$1,137	$(858)	$102	$381

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2014 and 2013 are as follows:

Predecessor	Silicones	Quartz	Total
Balance as of December 31, 2012	$412	$—	$412
Foreign currency translation	(31)	—	(31)
Balance as of December 31, 2013	381	—	381
Foreign currency translation	(23)	—	(23)
Balance as of October 24, 2014	$358	$—	$358
Successor
Balance as of October 25, 2014	$205	$19	$224
Foreign currency translation	(6)	—	(6)
Balance as of December 31, 2014	$199	$19	$218
In conjunction with fresh start accounting, the Company wrote-off existing intangibles assets, net and recorded $424 of new intangible assets, reflecting the estimated fair value of other intangible assets as of October 24, 2014 (see Note 3).
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	Successor				Predecessor
	2014				2013
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Customer relationships	$223	$—	$(8)	$215	$426	$—	$(170)	$256
Trademarks	60	—	(2)	58	150	—	(64)	86
Technology	105	—	(5)	100	144	—	(56)	88
Patents and other	36	—	(1)	35	67	—	(42)	25
Total	$424	$—	$(16)	$408	$787	$—	$(332)	$455
The impact of foreign currency translation on intangible assets in included in accumulated amortization.
Total intangible amortization expense for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012 was $6, $34, $41 and $43, respectively.
Estimated annual intangible amortization expense for 2015 through 2019 is as follows:

2015	$37
2016	37
2017	37
2018	37
2019	37

10. Debt and Lease Obligations
Debt outstanding as of December 31, 2014 and 2013 is as follows:

	Successor		Predecessor
	2014		2013
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Old ABL Facility	—	—	—	135
Cash Flow Facility	—	—	—	—
Secured Notes:
3.88% First Lien Notes due 2021 (includes $140 of unamortized debt discount at December 31, 2014)	960	—	—	—
4.69% Second Lien Notes due 2022 (includes $47 of unamortized debt discount at December 31, 2014)	203	—	—	—
8.875% First Lien Notes due 2020	—	—	—	1,100
10.00% Senior Secured Notes due 2020	—	—	—	250
9.00% Springing Lien Dollar Notes due 2021	—	—	—	1,161
9.50% Springing Lien Euro Notes due 2021	—	—	—	183
Other Borrowings:
11.50% Senior Subordinated Notes due 2016 (includes $2 of unamortized debt discount at December 31, 2013)	—	—	—	382
China bank loans at 5.0% and 5.9% at December 31, 2014 and 2013, respectively	—	32	7	33
Other at 6.6% and 11.5% at December 31, 2014 and 2013, respectively	—	6	—	6
Total debt	$1,163	$38	$7	$3,250
ABL Facility
Upon consummation of the Plan by the Company on October 24, 2014, the Company exercised its option to convert the DIP ABL Facility into an exit asset-based revolving facility (the “ ABL Facility”). The ABL Facility has a five year term and a maximum availability of $270. The ABL Facility is also subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
The ABL Facility bears interest based on, at the Company’s option, (a) with respect to Tranche A Revolving Facility Commitments (as defined in the credit agreement governing the ABL Facility), an adjusted LIBOR rate plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00% and (b) with respect to Tranche B Revolving Facility Commitments (as defined in the credit agreement governing the ABL Facility), an adjusted LIBOR rate plus an applicable margin of 2.75% or an alternative base rate plus an applicable margin of 1.75%, in each case, subject to adjustment depending on usage. In addition to paying interest on outstanding principal under the ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.375% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the agreement governing the ABL Facility is defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis.
The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “ ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than ABL Priority Collateral (the “DIP Term Loan Priority Collateral”), in each case subject to certain exceptions and permitted liens.

As of December 31, 2014, the Company had no outstanding borrowings under the ABL Facility. Outstanding letters of credit under the ABL Facility at December 31, 2014 were $72, leaving an unused borrowing capacity of $198 (without triggering the financial maintenance covenant under the ABL Facility).

Debtor-in-Possession Financing
DIP ABL Facility and DIP Term Loan Facility
In April 2014, in connection with the Bankruptcy Filing, Old MPM Holdings, the Company and certain of its subsidiaries entered into the DIP ABL Facility and the DIP Term Loan Facility. The DIP ABL Facility amended and restated the Company’s previous ABL Facility described below. During 2014, the Company borrowed $300 under the DIP Term Loan Facility, the proceeds of which were used in part to repay the outstanding balance under the Old ABL Facility.

The DIP ABL Facility and the DIP Term Loan Facility were terminated upon consummation of the Plan by the Company on October 24, 2014, at which time the Company exercised its option to convert the DIP ABL Facility into the ABL Facility described above and all amounts outstanding under the DIP Term Loan Facility as of such date were repaid in full.

Prior Senior Secured Credit Facilities
Old ABL Facility and Cash Flow Facility
In April 2013, the Company entered into two senior secured revolving credit facilities: a $270 asset-based revolving loan facility with a syndicate of lenders (the “Old ABL Facility”), and a $75 revolving credit facility with an affiliate of GE, which supplemented the ABL Facility (the “Cash Flow Facility”).
In connection with the Bankruptcy Filing, the Debtors entered into the DIP ABL Facility, which amended and restated the Company’s Old ABL Facility. Upon consummation of the Plan by the Company on October 24, 2014, the Company exercised its option to convert the DIP ABL Facility into the ABL Facility described above and all amounts outstanding under the DIP Term Loan Facility as of such date were repaid in full.
Also in connection with the consummation of the Plan, on October 24, 2014, the Company repaid in full all outstanding amounts under the Cash Flow Facility. Upon making these payments, the Company’s obligations under the Cash Flow Facility were satisfied in full and the Cash Flow Facility was immediately terminated.
Secured Notes
First Lien Notes and Old First Lien Notes
In October 2012, MPM Escrow LLC and MPM Finance Escrow Corp. (the “Escrow Issuers”), wholly owned special purpose subsidiaries of the Company, issued $1,100 principal amount of 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) in a private offering. A portion of the proceeds from the sale of Old First Lien Notes used to repurchase the Company’s outstanding $200 aggregate principal amount of 12½% Second-Lien Senior Secured Notes due 2014, which were redeemed at a redemption price equal to 103.125% plus accrued and unpaid interest to the redemption date. The Company recognized a loss of $51, including $12 of foreign currency exchange losses, on this extinguishment of debt. Included in the loss of $51 is an out of period credit of $4 related to an over expensing of debt discount interest on the Old Second Lien Notes that was not material to the prior years. These amounts are included in “Loss on extinguishment and exchange of debt” in the Consolidated Statements of Operations.
Upon consummation of the Plan, on October 24, 2014, the Company issued $1,100 aggregate principal amount of 3.88% First Lien Notes due 2022 (the “First Lien Notes”). The First Lien Notes were issued as replacement for the Company’s existing $1,100 outstanding principal amount of 8.875% First Lien Notes due 2020.
The First Lien Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing U.S. subsidiaries that is a guarantor under the Company’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of the Company under the related indenture (the “Note Guarantors”). Pursuant to customary release provisions in the indenture governing the First Lien Notes, the Note Guarantors may be released from their guarantee of the First Lien Notes (the “First Lien Note Guarantees”). The First Lien Notes are not guaranteed by MPM Intermediate Holdings Inc.
The First Lien Notes and First Lien Note Guarantees are senior indebtedness of the Company and the Note Guarantors, respectively, and rank equal in right of payment with all existing and future senior indebtedness of the Company and the Note Guarantors, respectively; senior in right of payment to all existing and future subordinated indebtedness of the Company and the Note Guarantors and guarantees thereof; and structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the First Lien Notes.
The First Lien Notes and First Lien Note Guarantees have the benefit of first-priority liens on the collateral of the Company and the Note Guarantors other than the ABL Priority Collateral, with respect to which the First Lien Notes and First Lien Note Guarantees have the benefit of second-priority liens. Consequently, the First Lien Notes rank effectively junior in priority to the Company’s obligations under the ABL Facility to the extent of the value of the ABL Priority Collateral; equal with holders of other obligations secured pari passu with the First

Lien Notes including other first priority obligations (to the extent of the value of such collateral); effectively senior to any junior priority obligations (to the extent of the value of such collateral) including the Second Lien Notes (further described below) and the Company’s obligations under the ABL Facility to the extent of the value of the collateral that is not ABL Priority Collateral; and effectively senior to any senior unsecured obligations (to the extent of the value of such collateral).
Interest on the First Lien Notes is payable at 3.88% per annum, semiannually to holders of record at the close of business on April 1st or October 1st immediately preceding the interest payment date on April 15th and October 15th of each year, commencing on April 15, 2015. The Company may redeem some or all of the First Lien Notes at any time at a redemption price of 100% of the principal amount plus accrued and unpaid interest.
The First Lien Notes were recorded at their estimated fair value on the Effective Date, which was determined based on a market approach utilizing current market yields.
Senior Secured Notes and Second Lien Notes

In May 2012, the Company issued $250 in aggregate principal amount of 10% Senior Secured Notes due October 2020 (the “Senior Secured Notes”) at an issue price of 100%. The Company used the net proceeds to repay $240 in aggregate principal amount of existing term loans maturing May 2015 under the Company’s prior senior secured credit facilities. The Company recognized a loss of $6 on this extinguishment of debt, which is included in “Loss on extinguishment and exchange of debt” in the Consolidated Statements of Operations.
Upon consummation of the Plan, on October 24, 2014, the Company issued $250 aggregate principal amount of 4.69% Second Lien Notes due 2022 (the “ Second Lien Notes”). The Second Lien Notes were issued as replacement for the Company’s existing $250 outstanding principal amount of 10% Senior Secured Notes due 2020 in connection with the Plan and the Company’s emergence from Chapter 11.
The Second Lien Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing U.S. subsidiaries that is a guarantor under the Company’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any Note Guarantor. Pursuant to customary release provisions in the indenture governing the Second Lien Notes, the Note Guarantors may be released from their guarantee of the Second Lien Notes (the “Second Lien Note Guarantees”). The Second Lien Notes are not guaranteed by MPM Intermediate Holdings Inc.

The Second Lien Notes and Second Lien Note Guarantees are senior indebtedness of the Company and the Note Guarantors, respectively, and rank equal in right of payment with all existing and future senior indebtedness of the Company and the Note Guarantors, respectively; senior in right of payment to all existing and future subordinated indebtedness of the Company and the Note Guarantors and guarantees thereof; and structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the Second Lien Notes.

The Second Lien Notes and Second Lien Note Guarantees have the benefit of second-priority liens on the collateral of the Company and the Note Guarantors. Consequently, the Second Lien Notes rank effectively junior in priority to the Company’s obligations under the ABL Facility, the First Lien Notes and other first priority obligations (to the extent of the value of such collateral); equal with holders of other obligations secured pari passu with the Second Lien Notes (to the extent of the value of such collateral); effectively senior to any junior priority obligations (to the extent of the value of such collateral); and effectively senior to any senior unsecured obligations (to the extent of the value of such collateral).
Interest on the Second Lien Notes is payable at 4.69% per annum, semiannually to holders of record at the close of business on April 1st or October 1st immediately preceding the interest payment date on April 15th and October 15th of each year, commencing on April 15, 2015. The Company may redeem some or all of the Second Lien Notes at any time at a redemption price of 100% of the principal amount plus accrued and unpaid interest.
The Second Lien Notes were recorded at their estimated fair value on the Effective Date, which was determined based on a market approach utilizing current market yields.
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
In connection with the consummation of the Plan, the Company’s Springing Lien Dollar Notes and Springing Lien Euro Notes were converted into the new equity of the Successor Company (resulting in the issuance of 11,791,126 shares of New Common Stock), subject to dilution by the management incentive plan and the Rights Offering Stock. Additionally, holders of the Springing Lien Notes were given subscription rights in the Rights Offerings (resulting in the issuance of 36,197,874 shares of New Common Stock (including shares issued in connection with the Backstop Commitment)).

Senior Subordinated Notes

The Senior Subordinated Notes were unsecured senior subordinated obligations of the Company. In connection with the consummation of the Plan, the Company’s Senior Subordinated Notes were canceled on account of the subordination provisions set forth in the indenture to the Senior Subordinated Notes.

General
The indentures governing the First Lien Notes and the Second Lien Notes contain covenants that, among other things, limit the Company’s ability and the ability of certain of the Company’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to the Company’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of the Company’s subsidiaries to pay dividends or to make other payments to us; (viii) enter into transactions with the Company’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets; and (x) transfer or sell assets.

The Bankruptcy Filing, was an event of default under the Old ABL Facility, the Cash Flow Facility and the indentures that govern the Company’s previously outstanding notes. As such, all outstanding debt as of December 31, 2013 related to the ABL Facility, the Cash Flow Facility, the Old First Lien Notes, the Senior Secured Notes, the Springing Lien Notes and the Senior Subordinated Notes were classified as “Debt payable within one year” in the unaudited Condensed Consolidated Balance Sheets and related footnote disclosures.

As of December 31, 2014, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.

Scheduled Maturities
Aggregate maturities of debt and minimum rentals under operating leases at December 31, 2014 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2015	$38	$17
2016	—	14
2017	—	10
2018	—	7
2019	—	6
2020 and thereafter	1,350	21
Total	$1,388	$75

The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $4, $16, $15 and $25 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively.
11. Equity (Deficit)
Common Stock

On the Effective Date, all previously issued and outstanding shares of the Predecessor Company’s common stock were canceled, as were all other previously issued and outstanding equity interests. On the Effective Date, the Company issued 7,475,000 shares of New Common Stock pursuant to the Section 1145 Rights Offering and 26,662,690 shares of New Common Stock pursuant to the 4(a)(2) Rights Offering. Additionally, the Company issued 2,060,184 shares of New Common Stock pursuant to the Backstop Commitment, including 1,475,652 shares of New Common Stock issued as consideration for the BCA Commitment Premium. A portion of the 1145 Rights Offering Stock issued to the Commitment Parties, and all of the 4(a)(2) Rights Offering Stock, are restricted securities under the Securities Act, and may not be offered, sold or otherwise transferred except in accordance with applicable restrictions. In addition, upon effectiveness of the Plan, the Company issued 11,791,126 shares of New Common Stock to holders of the Second Lien Notes pursuant to the Second Lien Notes Equity Distribution.

In accordance with the Plan, all shares of New Common Stock were automatically exchanged for one share of common stock, par value $0.01 per share, of MPM Holdings, which contributed the shares of New Common Stock to its wholly-owned subsidiary, MPM Intermediate Holdings Inc. As a result, the Company is a wholly owned subsidiary of MPM Intermediate Holdings Inc.

The shares of New Common Stock described above were exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering.

On November 7, 2014, the Company effected a reverse stock split and, as a result, 48 shares of the New Common Stock remained outstanding at December 31, 2014. At December 31, 2013, common stock consisted of 100 shares of Predecessor Company common stock issued and outstanding with a par value of one cent per share. At December 31, 2013, Old MPM Holdings represented the sole shareholder of the Company.
Paid-in Capital
Additional paid-in capital of the Successor Company at December 31, 2014 primarily relates to the issuance of common stock in connection with the $600 Rights Offerings described above, as well as the conversion of the $30 BCA Commitment Premium and the Old Second Lien Notes into equity of the Successor Company (see Note 2).
Additional paid-in capital of the Predecessor Company at December 31, 2013 primarily related to the excess of paid-in-capital over the par value of the common shares from Old MPM Holdings’ capital contribution of $904 to the Company in 2006, net of $305 in deemed dividend to GE.
During the year ended December 31, 2013, in conjunction with the GE ASM Sale, Old MPM Holdings received a one-time payment of approximately $102 from GE, which amount was subsequently contributed to the Company (see Note 7). Additionally, during the year ended December 31, 2013, in connection with an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and the Company, Old MPM Holdings recorded a gain and related intangible asset of $7. This intangible asset was subsequently contributed to the Company (see Note 7). Both of these transactions were recorded in “Additional Paid-in Capital” in the Consolidated Statements of Deficit.
12. Stock Option Plans and Stock Based Compensation

Cancellation and Expiration of Outstanding Equity Awards
As of the Effective Date, in conjunction with the Company’s emergence from Chapter 11 bankruptcy, all outstanding unvested unit options and restricted deferred units were canceled, effective immediately. In addition, all vested unit options to purchase units of Hexion Holdings (the Company’s prior ultimate parent) were modified to have an expiration date 90 days subsequent to the Effective Date, and on January 22, 2015, all such unit options expired unexercised.
Financial Statement Impact
Share-based compensation expense was recognized, net of estimated forfeitures, over the requisite service period on a graded-vesting basis, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company adjusted compensation expense periodically for forfeitures.
The Company recognized share-based compensation expense of $0, less than $1, $1 and less than $1 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively.
Unit Option Activity
Following is a summary of activity under the Company's unit option plans for the year ended December 31, 2014:

	Hexion Holdings Common Units	Weighted Average Exercise Price
Outstanding at December 31, 2013	10,933,986	$2.69
Forfeited	(14,184)	$4.85
Outstanding at December 31, 2014	10,919,802	$2.68
All outstanding options as of December 31, 2014 subsequently expired on January 22, 2015.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012 was $0.

Restricted Unit Activity
Following is a summary of activity under the Company's restricted unit plan for the year ended December 31, 2014:

	Hexion Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,174,860	$1.92
Restricted units forfeited	(2,955)	$4.85
Restricted units canceled	(1,171,905)	$1.91
Nonvested at December 31, 2014	—	N/A
13. Income Taxes
For the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, the Company’s tax provision was computed based on the legal entity structure, as described in Note 1. Any tax benefit or valuation allowance related to net operating losses (“NOL”) was recognized and evaluated on a stand-alone basis.
The domestic and foreign components of (loss) income before income taxes are as follows:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Domestic	$(9)	$1,983	$(251)	$(239)
Foreign	(51)	(265)	(112)	(123)
Total	$(60)	$1,718	$(363)	$(362)
Income tax expense (benefit) attributable to loss from operations consists of:

Successor	Current	Deferred	Total
Period from October 25, 2014 through December 31, 2014:
United States federal	$—	$—	$—
State and local	—	—	—
Non-U.S. jurisdictions	10	(10)	—
	$10	$(10)	$—
Predecessor
Period from January 1, 2014 through October 24, 2014:
United States federal	$2	$—	$2
State and local	—	—	—
Non-U.S. jurisdictions	14	20	34
	$16	$20	$36
Year ended December 31, 2013:
United States federal	$—	$(15)	$(15)
State and local	—	—	—
Non-U.S. jurisdictions	18	101	119
	$18	$86	$104
Year ended December 31, 2012:
United States federal	$—	$(7)	$(7)
State and local	(1)	—	(1)
Non-U.S. jurisdictions	19	(3)	16
	$18	$(10)	$8

Income tax expense attributable to (loss) income before income taxes was $0, $36, $104 and $8 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax loss from continuing operations as a result of the following:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Income tax expense:
Computed expected tax (benefit) expense	$(21)	$603	$(127)	$(127)
State and local income taxes, net of federal income tax benefit	—	—	—	(1)
Increase (reduction) in income taxes resulting from:
Tax rate changes	—	1	—	2
Non-U.S. tax rate differential	4	(1)	10	(5)
Branch accounting effect	(23)	(22)	(50)	33
Withholding taxes	—	—	1	1
Valuation allowance	38	(695)	172	96
Reorganization and Fresh Start	—	101	—	—
Permanent differences	1	27	(4)	1
Bankruptcy costs	1	40	—	—
Change in permanent reinvestment assertion	(5)	(20)	87	—
Reserves for uncertain tax positions	5	2	15	4
Settlements	—	—	—	4
Total	$—	$36	$104	$8

A significant portion of the Company’s foreign operations are conducted through entities which are treated as branches of the U.S. and thus subject to current U.S. taxation. As a result, the income or loss of each such branch operation is subject to taxation in its foreign jurisdiction of operation, as well as subject to current taxation in the U.S.

The rate reconciling item, “Non-U.S. rate differential”, reflects the difference between the tax expense or benefit on pre-tax foreign income or loss at the local statutory rate, which is typically lower than 35%, after consideration of permanent differences, and the tax impact of the same pre-tax income or loss as computed at the U.S. statutory rate of 35%. The impact of the rate differential by jurisdiction was as follows:

Successor	Pre-Tax Income (Loss)	Statutory Rate(1)	Rate Effect
December 31, 2014:
Germany	$(61)	31.2%	$2
Switzerland	(6)	14.4%	1
Japan	(14)	37.8%	—
Other (2)	6		1
			$4
Predecessor
October 24, 2014:
Germany	$(56)	31.2%	$1
Switzerland	3	14.4%	(1)
Japan	(25)	37.8%	(1)
Other (2)	32		—
			$(1)
December 31, 2013:
Germany	$(92)	31.2%	$12
Switzerland	1	12.3%	—
Japan	(30)	37.8%	(1)
Other (2)	39		(1)
			$10
December 31, 2012:
Germany	$(82)	31.2%	$4
Switzerland	16	12.3%	(4)
Japan	(49)	40.5%	(3)
Other (2)	31		(2)
			$(5)

(1)	The statutory rates included in the table above reflect the total statutory rates applied in each jurisdiction, including the impact of surcharges and local trade or enterprise taxes.

(2)
Other significant jurisdictions (and statutory rates) impacting the “Non-U.S. rate differential” includes: Korea (24%), Thailand (20% in 2014 and 2013 and 23% in 2012), Hong Kong (16.5%), China (25%) and Italy (27.5%).

Due to the disregarded branch structure described above, an additional adjustment for “Branch accounting effect” records the tax impact of the foreign pre-tax income required to be included in the U.S. tax return at the U.S. statutory rate. This amount does not directly offset the “Non-U.S. rate differential” due primarily to the tax effect of inclusion of permanent GAAP to local tax differences in the “Non-U.S. rate differential”.

In the successor period from October 25, 2014 through December 31, 2014, the Company was able to assert permanent reinvestment and recorded the rate impact of the reversal of deferred tax recorded. During the predecessor period from January 1, 2014 through October 24, 2014, the Company reflected the change in foreign currency translation in the period due to the continued inability to assert permanent reinvestment. In 2013, due to going concern considerations, the Company changed its assertion with respect to its intention to permanently reinvest earnings outside the U.S. Accordingly, the tax effect of such change in assertion had been recorded in that year. As many of the Company’s operations are conducted in branch form, the impact of the change in this assertion primarily relates to the recognition of the tax effect of foreign currency gains and losses.

Under the Plan, a substantial portion of the Company’s pre-petition debt securities, revolving credit facilities and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI is approximately $1,709, which will reduce the value of the Company’s U.S. NOL that had a value of $0 after valuation allowance as of December 31, 2013. The amount of CODI in excess of the Company’s NOL will reduce the tax basis in fixed assets and intangibles by $432. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below.

	Successor	Predecessor	Successor	Predecessor
	Domestic	Domestic	Foreign	Foreign
	2014	2013	2014	2013
Current deferred tax assets:
Inventory	$13	$9	$4	$4
Vacation	8	6	2	2
Provision for expenses related to timing	5	6	4	4
Unrealized foreign currency loss	17	10	3	3
Total current deferred tax assets	43	31	13	13
Non-current deferred tax assets:
Amortization	24	88	—	5
Depreciation	—	29	18	15
Pension	134	108	47	31
Net operating losses	24	478	124	131
Branch accounting future benefit	29	28	—	—
Reserves	5	2	—	—
Deferred interest deductions	—	—	60	47
Amortizable financing costs	7	—	—	—
Other	—	27	15	1
Total non-current deferred tax assets	223	760	264	230
Total gross deferred tax assets	266	791	277	243
Less valuation allowance	(106)	(790)	(203)	(182)
Net deferred tax assets	160	1	74	61
Current deferred tax liabilities:
Inventory	—	—	9	6
Provision for expenses related to timing	—	—	2	2
Other	—	—	9	5
Total current deferred tax liabilities	—	—	20	13
Non-current deferred lax liabilities:
Amortization	—	—	48	59
Depreciation	160	—	58	33
Other	—	1	17	36
Total non-current deferred tax liabilities	160	1	123	128
Total deferred tax liabilities	160	1	143	141
Net deferred tax liability	$—	$—	$(69)	$(80)

NOL Schedule

Country	NOL Value
United States	$33
Germany	234
Japan	87
Thailand	54
Other	15
Total	$423
For the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, the Company had available approximately $423, $376, $1,759 and $1,428 of gross NOL carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. In addition, none of the $33 U.S. NOL carryforwards are subject to dual consolidated loss rules. The NOL for the United States and Japan will begin to expire in 2034 and 2016, respectively. The NOL for Thailand will begin to expire five years from the year the entity generates taxable income. The NOL for Germany has no expiration date.
As a result of exiting bankruptcy, there was a change of ownership for the Company’s German entity. For German tax purposes, a change of ownership would trigger a limitation on the NOL carryforwards as of the date of the change in ownership. The limitation would disallow the entire NOL except for any amount that could be offset against any built in gain that existed at the ownership change. The Company has estimated the built in gain and concluded there is enough to support the NOL at the ownership change. The Company will have a valuation completed of the German business to support the NOL to be recorded on the tax return and true up the NOL carryforward accordingly. Since there is a valuation allowance against the German NOL deferred tax asset, a change in NOL would decrease the deferred tax asset and corresponding valuation allowance.
The Company is currently pursuing permission from the Internal Revenue Service regarding the deductibility of certain foreign losses on its 2013 U.S. federal tax return. If approved, the Company’s NOL carryforward would be increased by approximately $266 as of October 24, 2014. Upon emergence from bankruptcy, the Company generated approximately $1,709 of cancellation of debt income which was excluded from taxable income and reduced the Company’s tax attributes including NOL carryforwards and tax basis in fixed assets and intangibles. An increase to available historic NOL carryforwards to offset cancellation of debt income would result in an increase of tax basis in fixed assets and intangibles of $266 and a corresponding increase to the Company’s deferred tax asset and valuation allowance of approximately $93.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2014 and 2013, in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non-U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized.
For the year ended December 31, 2014, the Company recorded a decrease in valuation allowances of $663, comprised of a decrease in the U.S. valuation allowances of $684, partially offset by an increase in the foreign valuation allowances of $21. The change in U.S. valuation allowances was primarily attributable to the impact of the reorganization adjustments to reflect the reduction in tax attributes as a result of the Company’s emergence from bankruptcy (see Note 2), as well as the application of fresh start accounting (see Note 3). The increase in foreign valuation allowances of $21 was primarily attributable to additional valuation allowances of $33 recorded to reflect current activity of the non-U.S. entities that have previously established valuation allowances, partially offset by the reversal of the valuation allowance previously established against net deferred tax assets in Italy. This resulted in a $12 tax benefit during the successor period from October 25, 2014 through December 31, 2014, as a result of the Compnay’s emergence from bankruptcy and its ability to continue as a going concern. For the year ended December 31, 2013, the Company recorded additional valuation allowances of $160 attributable to an increase in U.S and foreign valuation allowances of $105 and $55, respectively, including the establishment of new valuation allowances of $20 in certain jurisdictions, such as Italy, based on its assessment that the net deferred tax assets will likely not be realized.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The branch accounting future benefit deferred tax asset of $29 and $28 at December 31, 2014 and 2013, respectively, principally represents the offset to the non-U.S. affiliates deferred tax liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2012	$38
Additions for tax positions of the current year	6
Additions for tax positions of prior years	14
Statute of limitations expiration	(2)
Foreign currency translation	(6)
Balance at December 31, 2013	50

Additions for tax positions of the current year	2
Reductions for tax positions of prior years	(1)
Foreign currency translation	(3)
Balance at October 24, 2014	48

Additions for tax positions of the current year	5
Foreign currency translation	(2)
Balance at December 31, 2014	$51
Liabilities for unrecognized tax benefits as of December 31, 2014 relate to various foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2014 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2014 and 2013, the Company has recorded a liability of approximately $5 and $4, respectively, for interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Canada, Germany, India, Italy and Korea. Such major jurisdictions with open tax years are as follows: United States 2006-2014, Germany 2007-2014, Italy 2003-2014, Switzerland 2012-2014, Singapore 2006-2014, Japan 2007-2014, Thailand 2011-2014, Hong Kong 2008-2014, Canada 2009-2014 and Brazil 2008-2014. Unrecognized tax benefits are not expected to change significantly over the next 12 months.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2014 and is expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result of the emergence from bankruptcy and the Company’s ability to continue as a going concern, beginning on the Effective Date, the Company is able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite. The Company has reversed the deferred taxes on the foreign currency impact previously recorded. The change in assertion resulted in a tax benefit of $5 in the period the change occurred.
14. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $5 and $4 at December 31, 2014 and December 31, 2013, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the Consolidated Balance Sheets.
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

On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower courts adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of December 31, 2014, the total potential assessment, including penalties and interest, is €46, or approximately $56, of which €30, or approximately $36, relates to the period of ownership subsequent to the GE Advanced Materials Acquisition.
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of December 31, 2014. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition. The Company is currently evaluating the impact of this agreement on its potential exposure.
Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM (see Note 7). As of December 31, 2014, future contractual minimums are as follows:

Year	Total
2015	$137
2016	122
2017	121
2018	121
2019	106
2020 and beyond	738
Total minimum payments	1,345
Less: Amount representing interest	(169)
Present value of minimum payments	$1,176
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of December 31, 2014 and December 31, 2013, the Company had recognized obligations of $13 and $6, respectively, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the Consolidated Balance Sheets.
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
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, this liability was recorded at its net present value of $8, which assumes a 3% discount rate and a time period of 50 years. The undiscounted liability, which is expected to be paid over the next 50 years, is approximately $17. Over the next five years the Company expects to make ratable payments totaling $2.

15. Pension and Postretirement Benefits
Domestic Pension Plans
Most U.S. employees participate in the Company's U.S. defined benefit plan, with a pension formula based on years of service and final average earnings. The plan was frozen for salaried exempt employees in 2012. Effective December 31, 2013 the plan was frozen for non- grandfathered employees covered by a collective bargaining agreement negotiated in 2013. Effective December 31, 2014, benefits in the U.S. pension plan were frozen for all non-grandfathered employees covered by a collective bargaining agreement negotiated in 2014, and the plan was frozen to all new entrants.
Substantially all U.S. employees may also participate in the Company's defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings on a before or after tax basis, with the Company matching between 50% of the first 7% of eligible earnings and 100% of the first 5% of eligible earnings. In conjunction with the freeze of the U.S. pension benefit, the Company enhanced its defined contribution plan for impacted employees by providing a Company match up to 5% of the eligible compensation. The Company also provides an annual retirement contribution to employees not eligible to earn pension benefits, which is a contribution ranging from 3% to 7% of eligible compensation that is be deposited in the accounts of eligible employees each year based on years of service. Finally, the Company also instituted an achievement match for employees not eligible to earn pension benefits, which is an additional employer match up to 1.25% that will be deposited into the accounts of eligible employees each year if global incentive targets are achieved.
Foreign Pension Plans
Outside the U.S., the Company maintains its principal defined benefit pension plans in Germany, Japan, the Netherlands and Switzerland (collectively, Foreign or Foreign Pension Plans). The Company maintains additional defined benefit pension plans in various other locations.
The Company's defined benefit pension plans in Germany cover substantially all of its employees. These plans are not funded and benefits are paid directly by Company to retirees. The benefit is based on a cumulative benefit earned over the employee’s service period. Benefits vest upon five years of service and the attainment of age 25.
The Company's defined benefit pension plan in Japan covers most employees, but was frozen to new entrants in 2012. The benefits of the Company's Japanese pension plan are based on years of service and the employee's three highest years of compensation during the last 10 years of employment. The pension plan assets are managed by a variety of Japanese financial institutions. Employees hired after 2012 are eligible for benefits under a defined contribution plan.
In Switzerland, the Company's defined benefit plan provides pension, death and disability benefits to substantially all employees. Benefits are based on participants' accumulated account balances plus an annuity conversion factor established by the Swiss government. The pension liability is administered through a collective foundation.
The Company also offers a defined benefit pension plan to its employees in the Netherlands. The plan has a career average formula and is funded through an insurance company. The Company's pension expense associated with contributions to these pension plans was less than $1 for the successor period from October 25, 2014 to December 31, 2014, the predecessor period from January 1, 2014 through October 24, 2014, and for the years ended December 31, 2013 and 2012, respectively.
Postretirement Plans
The Company's U.S. health and welfare plan provides benefits to pay medical expenses, dental expenses, flexible spending accounts for otherwise unreimbursed expenses, short-term disability benefits, and life and accidental death and dismemberment insurance benefits. Retirees share in the cost of healthcare benefits. The Company funds retiree healthcare benefits on a pay-as-you-go basis. The Company uses a December 31 measurement date for this plan. The Company also provides non-pension postretirement benefit plans to certain Brazilian associates. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees that contributed towards coverage while actively employed, with access to medical benefits, with the retiree being responsible for 100% of the premiums. In 2014, the plan was amended such that 100% of the premiums of active employees are paid by the Company.

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of period	$164	$156	$178	$162	$81	$1	$91	$—
Service cost	9	7	9	7	2	—	2	—
Interest cost	8	5	8	4	4	—	4	—
Actuarial losses (gains)	44	35	(28)	8	8	—	(13)	(1)
Foreign currency exchange rate changes	—	(20)	—	(6)	—	—	—	—
Benefits paid	(2)	(4)	(3)	(4)	(4)	—	(3)	—
Plan amendments	—	(1)	3	—	(3)	—	—	2
Plan curtailments	(1)	—	(3)	(3)	—	—	—	—
Plan settlements	—	—	—	(12)	—	—	—	—
Other	1	12	—	—	—	(1)	—	—
Benefit obligation at end of period	223	190	164	156	88	—	81	1
Change in Plan Assets
Fair value of plan assets at beginning of period	105	24	91	34	—	—	—	—
Actual return on plan assets	6	3	13	6	—	—	—	—
Foreign currency exchange rate changes	—	(2)	—	(4)	—	—	—	—
Employer contributions	7	5	4	4	4	—	3	—
Benefits paid	(2)	(4)	(3)	(4)	(4)	—	(3)	—
Plan settlements	—	—	—	(12)	—	—	—	—
Other	—	6	—	—	—	—	—	—
Fair value of plan assets at end of period	116	32	105	24	—	—	—	—
Funded status of the plan at end of period	$(107)	$(158)	$(59)	$(132)	$(88)	$—	$(81)	$(1)

	Pension Benefits				Non-Pension Postretirement Benefits
	Successor		Predecessor		Successor		Predecessor
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$—	$(2)	$—	$(3)	$(4)	$—	$(4)	$—
Long-term pension and post employment benefit obligations	(107)	(156)	(59)	(129)	(84)	—	(77)	(1)
Accumulated other comprehensive (income) loss	—	(1)	5	33	—	—	(1)	—
Net amounts recognized	$(107)	$(159)	$(54)	$(99)	$(88)	$—	$(82)	$(1)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial (gain) loss	$—	$—	$(12)	$35	$—	$—	$(19)	$(1)
Net prior service (benefit) cost	—	(1)	2	(3)	—	—	8	2
Deferred income taxes	—	—	15	1	—	—	10	(1)
Net amounts recognized	$—	$(1)	$5	$33	$—	$—	$(1)	$—
Accumulated benefit obligation	$207	$181	$153	$149
Accumulated benefit obligation for funded plans	182	57	135	54
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$223	$190	$164	$156
Aggregate accumulated benefit obligation	207	181	153	149
Aggregate fair value of plan assets	116	32	105	24
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$223	$190	$164	$156
Aggregate fair value of plan assets	116	32	105	24
For U.S. pension plans, the net losses recognized in accumulated other comprehensive income decreased by $5 due to net unrecognized actuarial losses of approximately $52, net of tax, as a result of the decrease in the discount rate at October 24, 2014, partially offset by favorable asset experience. These net unrecognized actuarial losses were subsequently eliminated and remeasured to $0 as a result of the application of fresh start accounting (see Note 3). For Non-U.S. pension plans, the net losses recognized in accumulated other comprehensive income decreased by $34 due primarily to net unrecognized actuarial losses of approximately $20, net of tax, as a result of the decrease in the discount rate at October 24, 2014, partially offset by favorable asset experience. These net unrecognized actuarial losses were subsequently eliminated and remeasured to $0 as a result of the application of fresh start accounting (see Note 3).
Beginning in the successor period from October 25, 2014 through December 31, 2014, as a result of certain accounting policy changes adopted in connection with fresh start accounting, actuarial gains and losses previously recognized in accumulated other comprehensive income are recognized directly as a component of earnings in the Consolidated Statements of Operations.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.

Following are the components of net pension and postretirement expense recognized for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively:

	Pension Benefits
	U.S. Plans
	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Service cost	$2	$7	$9	$18
Interest cost on projected benefit obligation	1	7	8	7
Expected return on assets	(1)	(7)	(7)	(6)
Recognized actuarial loss	4	—	—	—
Amortization of net losses	—	—	—	1
Curtailment gain	—	—	(3)	(1)
Net expense	$6	$7	$7	$19

	Pension Benefits
	Non-U.S. Plans
	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Service cost	$1	$6	$7	$6
Interest cost on projected benefit obligation	1	4	4	4
Expected return on assets	—	(1)	(1)	(1)
Recognized actuarial loss	11	—	—	—
Amortization of net losses	—	1	1	—
Curtailment gain	—	—	(1)	—
Settlement loss	—	—	1	—
Net expense	$13	$10	$11	$9

	Non-Pension Postretirement Benefits
	U.S. Plans
	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Service cost	$—	$2	$2	$2
Interest cost on projected benefit obligation	1	3	4	5
Amortization of prior service cost	—	—	1	2
Net expense	$1	$5	$7	$9
Pension and postretirement expense related to non-U.S. non-pension postretirement benefits was less than $1 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012.

The following amounts were recognized in “Other comprehensive loss” during the successor period from October 25, 2014 through December 31, 2014:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service benefit from plan amendments	$—	$(1)	$—	$—	$—	$(1)
Gain recognized in other comprehensive loss	—	(1)	—	—	—	(1)
Deferred income taxes	—	—	—	—	—	—
Gain recognized in other comprehensive loss, net of tax	$—	$(1)	$—	$—	$—	$(1)

The following amounts were recognized in “Other comprehensive loss” during the predecessor period from January 1, 2014 through October 24, 2014:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses arising during the year	$42	$20	$10	$—	$52	$20
Amortization of prior service cost (credit)	1	—	—	(1)	1	(1)
Amortization of net losses	(1)	—	—	—	(1)	—
Loss (gain) recognized in other comprehensive loss	42	20	10	(1)	52	19
Deferred income taxes	—	—	—	—	—	—
Loss (gain) recognized in other comprehensive loss, net of tax	$42	$20	$10	$(1)	$52	$19
The amounts in “Accumulated other comprehensive income” at December 31, 2014 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are less than $1.
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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	Successor		Predecessor		Successor		Predecessor
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.1%	1.9%	5.1%	2.7%	4.1%	11.3%	4.8%	12.0%
Rate of increase in future compensation levels	3.3%	2.8%	—	2.6%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	7.0%	11.5%	7.3%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	7.3%	4.5%	7.3%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2023	2022	2023	2022
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively:

	Pension Benefits
	U.S. Plans				Non-U.S. Plans
	Successor	Predecessor			Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,		Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012			2013	2012
Discount rate	4.4%	5.1%	4.2%	5.0%	3.6%	2.8%	2.4%	3.0%
Rate of increase in future compensation levels	3.5%	3.5%	3.5%	4.3%	2.9%	2.6%	2.4%	2.3%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	7.5%	2.1%	2.3%	3.3%	2.7%

	Non-Pension Postretirement Benefits
	U.S. Plans				Non-U.S. Plans
	Successor	Predecessor			Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,		Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012			2013	2012
Discount rate	4.2%	4.8%	4.0%	4.6%	12.0%	12.2%	—%	—%
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for U.S. non-pension postretirement benefits by $4 and service cost and interest cost by a negligible amount. The impact on non-U.S. plans is negligible.

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

	Actual		Target 2015
	Successor	Predecessor
	2014	2013
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	52%	60%	59%
Debt securities	47%	38%	41%
Cash, short-term investments and other	1%	2%	—
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	26%	33%	24%
Debt securities	22%	19%	20%
Cash, short-term investments and other	52%	48%	56%
Total	100%	100%	100%
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements Using
	Successor				Predecessor
	2014				2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)	$—	$34	$—	$34	$—	$26	$—	$26
Small/mid cap equity funds(a)	—	5	—	5	—	18	—	18
Other international equity(a)	—	21	—	21	—	19	—	19
Debt securities/fixed income(b)	—	55	—	55	—	41	—	41
Cash, money market and other(c)	—	1	—	1	—	1	—	1
Total	$—	$116	$—	$116	$—	$105	$—	$105
The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements Using
	Successor				Predecessor
	2014				2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$14	$—	$14	$—	$11	$—	$11
Debt securities/fixed income(b)	—	13	—	13	—	7	—	7
Pooled insurance products with fixed income guarantee(a)	—	4	—	4	—	5	—	5
Cash, money market and other(c)	—	1	—	1	—	1	—	1
Total	$—	$32	$—	$32	$—	$24	$—	$24

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

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

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $7 to its defined benefit pension plans in 2015.
Estimated future plan benefit payments as of December 31, 2014 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2015	$3	$5	$4	$—
2016	4	5	4	—
2017	5	6	5	—
2018	6	6	5	—
2019	7	6	5	—
2020-2024	53	37	24	—
16. Segment and Geographic Information
The Company’s segments are based on the products that the Company offers and the markets that it serves. At December 31, 2014, the Company’s had two reportable segments: Silicones and Quartz.

The Silicones business is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce.
The Company’s organizational structure continues to evolve. It is also continuing to refine its business and operating structure to better align its services to its customers and improve its cost position, while continuing to invest in global growth opportunities.
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Other is primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions.
Net Sales(1):

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Silicones	$431	$1,866	$2,197	$2,136
Quartz	34	145	201	221
Total	$465	$2,011	$2,398	$2,357
Segment EBITDA:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Silicones(2)	$45	$228	$248	$206
Quartz	6	19	37	44
Other	(5)	(55)	(47)	(36)
Total	$46	$192	$238	$214

Depreciation and Amortization:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Silicones	$18	$127	$150	$162
Quartz	4	20	21	25
Total	$22	$147	$171	$187
Capital Expenditures:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Silicones	$20	$52	$73	$80
Quartz	4	10	18	18
Total	$24	$62	$91	$98
Total Assets as of December 31(3):

	Successor	Predecessor
	2014	2013
Silicones	$2,536	$2,428
Quartz	301	257
Other	47	9
Total	$2,884	$2,694

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Silicones segment’s Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $0, $3, $3 and $5 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012, respectively.

(3)	Deferred income taxes are included within other as reconciling amounts to the Company's total assets as presented on the Consolidated Balance Sheets.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
Segment EBITDA:
Silicones	$45	$228	$248	$206
Quartz	6	19	37	44
Other	(5)	(55)	(47)	(36)
Total	$46	$192	$238	$214

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(46)	$(114)	$(12)	$(7)
Unrealized losses on pension and postretirement benefits	(15)	—	—	—
Restructuring and other costs	(5)	(20)	(21)	(43)
Reorganization items, net	(3)	1,972	—	—
Total adjustments	(69)	1,838	(33)	(50)
Interest expense, net	(15)	(162)	(394)	(277)
Income tax expense	—	(36)	(104)	(8)
Depreciation and amortization	(22)	(147)	(171)	(187)
Loss on extinguishment and exchange of debt	—	—	—	(57)
Net (loss) income	$(60)	$1,685	$(464)	$(365)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For both the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, these charges primarily represented net realized and unrealized foreign currency transaction losses and expenses from retention programs. For the predecessor period from January 1, 2014 through October 24, 2014, these charges also included losses on the disposal of certain assets. For the years ended December 31, 2013 and 2012, these amounts primarily represented net unrealized derivative and foreign exchange losses, stock-based compensation and gains and losses from the disposal of certain assets.
Unrealized losses on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations, which after the Effective Date, are recognized in the Consolidated Statements of Operations, and were driven by a decrease in discount rates, other demographic assumptions and asset performance. Restructuring and other costs for all periods primarily included expenses from our restructuring and cost optimization programs. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts also included costs associated with restructuring the Company’s capital structure incurred prior to the Bankruptcy Filing, and were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts were primarily related to certain professional fees. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts included certain professional fees, the BCA Commitment Premium and financing fees related to our DIP Facilities, as well as the impact of the Reorganization Adjustments and the Fresh Start Adjustments (see Note 3).

Geographic Information:
The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangible assets, net of accumulated amortization and goodwill.
Net Sales(1):

	Successor	Predecessor
	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012
United States	$187	$617	$775	$744
Germany	105	629	657	644
China	37	174	320	293
Japan	67	254	215	263
Other International	69	337	431	413
Total	$465	$2,011	$2,398	$2,357

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets as of December 31:

	Successor	Predecessor
	2014	2013
United States	$794	$522
Germany	262	410
China	344	374
Japan	193	147
Other International	185	337
Total	$1,778	$1,790

17. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013:

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Predecessor

Balance at December 31, 2012	$(65)	$245	$180
Other comprehensive income (loss) before reclassifications, net of tax	23	(6)	17
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	5	—	5
Net other comprehensive income (loss)	28	(6)	22
Balance at December 31, 2013	(37)	239	202
Other comprehensive (loss) income before reclassifications, net of tax	(72)	31	(41)
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	1	—	1
Net other comprehensive (loss) income	(71)	31	(40)
Elimination of Predecessor Company accumulated other comprehensive income	108	(270)	(162)
Balance at October 24, 2014	$—	$—	$—
Successor
Balance at October 25, 2014	$—	$—	$—
Other comprehensive income before reclassifications, net of tax	1	(29)	(28)
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	—	—	—
Net other comprehensive income	1	(29)	(28)
Balance at December 31, 2014	$1	$(29)	$(28)

	Amount Reclassified From Accumulated Other Comprehensive Income
	Successor	Predecessor
Amortization of defined benefit pension and other postretirement benefit items:	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
			2013	2012	Location of Reclassified Amount in Income
Prior service costs	$—	$1	$3	$—	(1)
Actuarial losses	—	—	2	—	(1)
Total before income tax	—	1	5	—
Income tax benefit	—	—	—	—	Income tax expense
Total	$—	$1	$5	$—

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 15).

18. Guarantor/Non-Guarantor Subsidiary Financial Information
As of December 31, 2014, the Company had outstanding $1,100 in aggregate principal amount of the First Lien Notes and $250 in aggregate principal amount of the Second Lien Notes. The notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing U.S. subsidiaries that is a guarantor under the Company’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of the Company under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2014 and 2013, the Condensed Consolidated Statements of Operations for the fiscal years ended December 31, 2014, 2013 and 2012 and Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012 of (i) Momentive Performance Materials Inc. (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of the Company except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, the ABL Facility is secured by, among other things, most of the assets of the Parent, the guarantor subsidiaries and certain non-guarantor subsidiaries, subject to certain exceptions and permitted liens. There are no significant restrictions on the ability of Parent to obtain funds from its domestic subsidiaries by dividend or loan. The indentures governing the First Lien Notes and the Second Lien Notes contain covenants that, among other things, limit the Company’s ability and the ability of certain of the Company’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to the Company’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of the Company’s subsidiaries to pay dividends or to make other payments to us; (viii) enter into transactions with the Company’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets; and (x) transfer or sell assets.

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$78	$10	$140	$—	$228
Accounts receivable	—	92	232	—	324
Due from affiliates	—	73	25	(98)	—
Inventories:
Raw materials	—	65	79	—	144
Finished and in-process goods	—	123	135	—	258
Deferred income taxes	—	28	5	—	33
Other current assets	—	26	34	—	60
Total current assets	78	417	650	(98)	1,047
Investment in unconsolidated entities	1,852	—	18	(1,852)	18
Deferred income taxes	—	—	14	—	14
Other long-term assets	—	10	17	—	27
Intercompany loans receivable	92	1,766	52	(1,910)	—
Property and equipment, net	—	528	624	—	1,152
Goodwill	—	104	114	—	218
Other intangible assets, net	—	163	245	—	408
Total assets	$2,022	$2,988	$1,734	$(3,860)	$2,884
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$9	$80	$134	$—	$223
Due to affiliates	—	26	72	(98)	—
Debt payable within one year	4	—	34	—	38
Interest payable	11	—	—	—	11
Income taxes payable	—	—	7	—	7
Deferred income taxes	—	—	18	—	18
Accrued payroll and incentive compensation	—	35	22	—	57
Other current liabilities	1	28	53	—	82
Total current liabilities	25	169	340	(98)	436
Long-term liabilities:
Long-term debt	1,163	—	—	—	1,163
Intercompany loans payable	63	475	1,372	(1,910)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	—	258	—	(258)	—
Pension liabilities	—	191	161	—	352
Deferred income taxes	—	28	70	—	98
Other long-term liabilities	2	15	49	—	66
Total liabilities	1,253	1,136	1,992	(2,266)	2,115
Total equity (deficit)	769	1,852	(258)	(1,594)	769
Total liabilities and equity (deficit)	$2,022	$2,988	$1,734	$(3,860)	$2,884

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$2	$—	$92	$—	$94
Accounts receivable	—	91	240	—	331
Due from affiliates	—	63	97	(160)	—
Inventories:
Raw materials	—	50	78	—	128
Finished and in-process goods	—	114	126	—	240
Deferred income taxes	—	—	6	—	6
Other current assets	2	14	45	—	61
Total current assets	4	332	684	(160)	860
Investment in unconsolidated entities	1,983	—	8	(1,983)	8
Deferred income taxes	—	—	3	—	3
Other long-term assets	—	13	20	—	33
Intercompany loans receivable	100	1,939	422	(2,461)	—
Property and equipment, net	—	444	510	—	954
Goodwill	—	—	381	—	381
Other intangible assets, net	—	78	377	—	455
Total assets	$2,087	$2,806	2,405	$(4,604)	$2,694
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payables	$4	$75	$180	$—	$259
Due to affiliates	—	96	64	(160)	—
Debt payable within one year	3,076	88	86	—	3,250
Interest payable	87	1	—	—	88
Income taxes payable	—	—	6	—	6
Deferred income taxes	—	—	12	—	12
Accrued payroll and incentive compensation	—	23	21	—	44
Other current liabilities	—	26	59	—	85
Total current liabilities	3,167	309	428	(160)	3,744
Long-term liabilities:
Long-term debt	—	—	7	—	7
Intercompany loans payable	397	101	1,963	(2,461)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	261	—	(261)	—
Pension liabilities	—	141	139	—	280
Deferred income taxes	—	—	77	—	77
Other long-term liabilities	3	11	52	—	66
Total liabilities	3,567	823	2,666	(2,882)	4,174
Total (deficit) equity	(1,480)	1,983	(261)	(1,722)	(1,480)
Total liabilities and (deficit) equity	$2,087	$2,806	$2,405	$(4,604)	$2,694

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SUCCESSOR PERIOD FROM OCTOBER 25, 2014 THROUGH DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$200	$357	$(92)	$465
Cost of sales	—	168	326	(92)	402
Gross profit	—	32	31	—	63
Selling, general and administrative expense	14	28	38	—	80
Research and development expense	—	8	5	—	13
Restructuring and other costs	2	3	—	—	5
Other operating expense (income)	—	1	(2)	—	(1)
Operating loss	(16)	(8)	(10)	—	(34)
Interest expense (income), net	15	(18)	18	—	15
Other non-operating expense, net	—	—	8	—	8
Reorganization items, net	—	3	—	—	3
(Loss) income before income taxes and losses from unconsolidated entities	(31)	7	(36)	—	(60)
Income tax (benefit) expense	(8)	—	8	—	—
(Loss) income before losses from unconsolidated entities	(23)	7	(44)	—	(60)
Losses from unconsolidated entities, net of taxes	(37)	(44)	—	81	—
Net loss	$(60)	$(37)	$(44)	$81	$(60)
Comprehensive loss	$(88)	$(65)	$(56)	$121	$(88)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
PREDECESSOR PERIOD FROM JANUARY 1, 2014 THROUGH OCTOBER 24, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$927	$1,589	$(505)	$2,011
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	671	1,273	(505)	1,439
Selling, general and administrative expense	33	230	171	—	434
Depreciation and amortization expense	—	55	92	—	147
Research and development expense	—	39	24	—	63
Restructuring and other costs	5	15	—	—	20
Operating (loss) income	(38)	(83)	29	—	(92)
Interest expense (income), net	155	(100)	107	—	162
Reorganization items, net	(1,688)	(173)	(111)	—	(1,972)
Income before income taxes and earnings from unconsolidated entities	1,495	190	33	—	1,718
Income tax expense	8	2	26	—	36
Income before earnings from unconsolidated entities	1,487	188	7	—	1,682
Earnings from unconsolidated entities, net of taxes	198	10	3	(208)	3
Net income	$1,685	$198	$10	$(208)	$1,685
Comprehensive income (loss)	$1,483	$(4)	$(147)	$151	$1,483

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,076	$1,827	$(505)	$2,398
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	757	1,480	(505)	1,732
Selling, general and administrative expense	31	185	157	—	373
Depreciation and amortization expense	—	69	102	—	171
Research and development expense	—	43	27	—	70
Restructuring and other costs	5	10	6	—	21
Operating (loss) income	(36)	12	55	—	31
Interest expense (income), net	384	(158)	168	—	394
Other expense (income), net	1	—	(1)	—	—
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(421)	170	(112)	—	(363)
Income tax (benefit) expense	—	(15)	119	—	104
(Loss) income before (losses) earnings from unconsolidated entities	(421)	185	(231)	—	(467)
(Losses) earnings from unconsolidated entities, net of taxes	(43)	(228)	3	271	3
Net loss	$(464)	$(43)	$(228)	$271	$(464)
Comprehensive loss	$(442)	$(21)	$(258)	$279	$(442)

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,002	$1,811	$(456)	$2,357
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	735	1,426	(456)	1,705
Selling, general and administrative expense	20	183	189	—	392
Depreciation and amortization expense	—	77	110	—	187
Research and development expense	—	46	23	—	69
Restructuring and other costs	6	31	6	—	43
Operating (loss) income	(26)	(70)	57	—	(39)
Interest expense (income), net	237	(98)	138	—	277
Loss (gain) on extinguishment and exchange of debt	20	(5)	42	—	57
Other non-operating income, net	—	—	(11)	—	(11)
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(283)	33	(112)	—	(362)
Income tax (benefit) expense	—	(8)	16	—	8
(Loss) income before (losses) earnings from unconsolidated entities, net of taxes	(283)	41	(128)	—	(370)
(Losses) earnings from unconsolidated entities	(82)	(123)	5	205	5
Net loss	$(365)	$(82)	$(123)	$205	$(365)
Comprehensive loss	$(413)	$(130)	$(207)	$337	$(413)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR PERIOD FROM OCTOBER 25, 2014 THROUGH DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(7)	$(201)		$205		$—	$(3)
Cash flows used in investing activities:
Capital expenditures	—	(9)		(8)		—	(17)
Return of capital from subsidiary from sales of accounts receivable	—	8	(a)	—		(8)	—
	—	(1)		(8)		(8)	(17)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—		(1)		—	(1)
Net intercompany loan borrowings (repayments)	14	171		(185)		—	—
Return of capital to parent from sales of accounts receivable	—	—		(8)	(a)	8	—
	14	171		(194)		8	(1)
Increase (decrease) in cash and cash equivalents	7	(31)		3		—	(21)
Effect of exchange rate changes on cash	—	—		(4)		—	(4)
Cash and cash equivalents (unrestricted), beginning of period	71	40		137		—	248
Cash and cash equivalents (unrestricted), end of period	$78	$9		$136		$—	$223
(a) During the successor period from October 25, 2014 through December 31, 2014, Momentive Performance Materials USA LLC (formerly known as Momentive Performance Materials USA Inc.) contributed receivables of $8 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the successor period from October 25, 2014 through December 31, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
PREDECESSOR PERIOD FROM JANUARY 1, 2014 THROUGH OCTOBER 24, 2014

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(258)	$(50)		$106		$(5)	$(207)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(37)		(41)		—	(78)
Capitalized interest	—	—		(1)		—	(1)
Proceeds from sale of business	—	—		12		—	12
Consolidation of variable interest entity	—	—		50		—	50
Change in restricted cash	—	—		—		—	—
Purchases of intangible assets	—	(2)		—		—	(2)
Proceeds from sale of assets	—	1		—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	45	(a)	—		(45)	—
	—	7		20		(45)	(18)
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings (repayments)	4	—		(10)		—	(6)
Borrowings of long-term debt	—	170		10		—	180
Repayments of long-term debt	—	(258)		(57)		—	(315)
Repayment of affiliated debt	—	—		(50)		—	(50)
Cash proceeds from Rights Offerings	600	—		—		—	600
DIP Facility financing fees	(19)	—		—		—	(19)
Net intercompany loan (repayments) borrowings	(258)	176		82		—	—
Common stock dividends paid	—	(5)		—		5	—
Return of capital to parent from sales of accounts receivable	—	—		(45)	(a)	45	—
	327	83		(70)		50	390
Increase in cash and cash equivalents	69	40		56		—	165
Effect of exchange rate changes on cash	—	—		(6)		—	(6)
Cash and cash equivalents (unrestricted), beginning of period	2	—		87		—	89
Cash and cash equivalents (unrestricted), end of period	$71	$40		$137		$—	$248
(a) During the predecessor period from January 1, 2014 through October 24, 2014, Momentive Performance Materials USA LLC contributed receivables of $45 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the predecessor period from January 1, 2014 through October 24, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(135)	$62		$20		$(97)	$(150)
Cash flows used in investing activities:
Capital expenditures	—	(37)		(42)		—	(79)
Capitalized interest	—	(1)		(1)		—	(2)
Purchases of intangible assets	—	(3)		—		—	(3)
Change in restricted cash	—	—		(5)		—	(5)
Proceeds from sale of assets	—	1		—		—	1
Capital contribution to subsidiary	—	(16)		—		16	—
Return of capital from subsidiary from sales of accounts receivable	—	53	(a)	—		(53)	—
	—	(3)		(48)		(37)	(88)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—		(2)		—	(2)
Borrowings of long-term debt	163	120		136		—	419
Repayments of long-term debt	(75)	(120)		(92)		—	(287)
Net intercompany loan (repayments) borrowings	(42)	36		6		—	—
Proceeds from capital contributions	102	—		16		(16)	102
Long-term debt financing fees	(12)	—		—		—	(12)
Common stock dividends paid	—	(97)		—		97	—
Return of capital to parent from sales of accounts receivable	—	—		(53)	(a)	53	—
	136	(61)		11		134	220
Increase (decrease) in cash and cash equivalents	1	(2)		(17)		—	(18)
Effect of exchange rate changes on cash	—	—		(3)		—	(3)
Cash and cash equivalents (unrestricted), beginning of year	1	2		107		—	110
Cash and cash equivalents (unrestricted), end of year	$2	$—		$87		$—	$89
(a) During the year ended December 31, 2013, Momentive Performance Materials USA LLC contributed receivables of $53 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(155)	$122		$34		$(96)	$(95)
Cash flows used in investing activities:
Capital expenditures	—	(45)		(62)		—	(107)
Purchases of intangible assets	—	(2)		—		—	(2)
Proceeds from sale of assets	—	—		7		—	7
Capital contribution to subsidiary	(740)	(155)		—		895	—
Return of capital from subsidiary from sales of accounts receivable	—	48	(a)	—		(48)	—
	(740)	(154)		(55)		847	(102)
Cash flows provided by (used in ) financing activities:
Net short-term debt borrowings	—	—		3		—	3
Borrowings of long-term debt	1,350	237		138		—	1,725
Repayments of long-term debt	(164)	(237)		(1,132)		—	(1,533)
Net intercompany loan (repayments) borrowings	(257)	(610)		867		—	—
Capital contribution from parent	—	740		155		(895)	—
Long-term debt financing fees	(30)	—		(3)		—	(33)
Payments of original issue discounts and tender premiums	(43)	—		(8)		—	(51)
Common stock dividends paid	—	(96)		—		96	—
Return of capital to parent from sales of accounts receivable	—	—		(48)	(a)	48	—
	856	34		(28)		(751)	111
(Decrease) increase in cash and cash equivalents	(39)	2		(49)		—	(86)
Effect of exchange rate changes on cash	—	—		(3)		—	(3)
Cash and cash equivalents (unrestricted), beginning of year	40	—		159		—	199
Cash and cash equivalents (unrestricted), end of year	$1	$2		$107		$—	$110
(a) During the year ended December 31, 2012, Momentive Performance Materials USA LLC contributed receivables of $48 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2012, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Performance Materials Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the period from October 25, 2014 through December 31, 2014 present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and its subsidiaries (Successor) at December 31, 2014 and the results of their operations and their cash flows for the period from October 25, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period October 25, 2014 through December 31, 2014 listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan on June 23, 2014. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before April 13, 2014 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 24, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of October 24, 2014.

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
March 30, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Momentive Performance Materials Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the period from January 1, 2014 through October 24, 2014 and for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and its subsidiaries (Predecessor) at December 31, 2013 and the results of their operations and their cash flows for the period from January 1, 2014 through October 24, 2014 and for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from January 1, 2014 through October 24, 2014 and for each of the two years in the period ended December 31, 2013 listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company filed a petition on April 13, 2014 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Plan was substantially consummated on October 24, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 30, 2015

Schedule II - Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (1)	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
Successor
Period from October 25, 2014 through December 31, 2014	$270	$52	$(13)	$309
Predecessor
Period from January 1, 2014 through October 24, 2014	$972	$127	$(829)	$270
Year ended December 31, 2013	812	162	(2)	972
Year ended December 31, 2012	$719	$94	$(1)	$812

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014.
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
We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO”). Based on our assessment, we have concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our 2014 financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting as of December 31, 2014, which is included herein.
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

ITEM 9B. OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company hereby incorporates by reference herein Exhibit 99.1 to this report. Exhibit 99.1 includes disclosure publicly filed by an entity that may be considered an “affiliate” (as such term is defined in Rule 12b-2 of the Exchange Act) of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The supervision of our management and the general course of the Company’s affairs and business operations is entrusted to the board of directors (the “Board”) of our indirect parent, MPM Holdings. Set forth below are the names, ages and current positions of our executive officers and the members of the Board of Directors of MPM Holdings as of March 1, 2015.

Name	Age	Title
John G. Boss	55	Chief Executive Officer and President and Director
Brian D. Berger	43	Interim Chief Financial Officer
Craig R. Branchfield	49	Vice President - Environmental Health & Safety
Nathan E. Fisher	49	Executive Vice President - Procurement
Stephen J. Psutka	51	Interim General Counsel
Susan Walden	57	Vice President - Human Resources
Mahesh Balakrishnan	31	Director
Bradley J. Bell	62	Director and Chairman of the Board
John D. Dionne	51	Director
Robert Kalsow-Ramos	29	Director
Scott M. Kleinman	42	Director
Julian Markby	63	Director
Daniel C. Murphy	40	Director
Jason G. New	45	Director
David B. Sambur	34	Director
Marvin O. Schlanger	66	Director
John G. Boss was appointed Interim President and Chief Executive Officer and a director of the Company and MPM Holdings on October 24, 2014 pursuant to the Plan. On December 15, 2014, he was appointed Chief Executive Officer and President. He joined the Company as Executive Vice President and President of the Silicones and Quartz Division in March 2014. Mr. Boss was the former President of Honeywell Safety Products at Honeywell International from February 2012 to March 2014. He served in various leadership positions with Honeywell International since 2003, including Vice President and General Manager of Specialty Products from 2008 through 2012 and Vice President and General Manager of Specialty Chemicals from 2005 through 2008. Before joining Honeywell International, Mr. Boss was Vice President and General Manager of the Specialty and Fine Chemicals business of Great Lakes Chemical Corporation from 2000 through 2003, and Vice President and Business Director at Ashland Corporation (formerly International Specialty Products) from 1996 through 2000. Mr. Boss’ position as President and Chief Executive Officer, his extensive management experience and skills in business leadership qualify him to serve as a director of the Company and MPM Holdings.
Brian D. Berger was appointed Interim Chief Financial Officer of the Company and MPM Holdings and a director of the Company on October 24, 2014 pursuant to the Plan. He joined the Company as Vice President, Finance of the Silicones and Quartz Division in 2012 and served as Interim President of the Silicones and Quartz Division from August 2013 to March 2014. Prior to joining the Company, Mr. Berger served as Director, Shared Services of Stanley Black & Decker from 2010 through 2012 and as Director, Americas Shared Financial Services of SABIC Innovative Plastics from 2008 through 2010. Mr. Berger joined GE in 1994 and held numerous financial management roles from 1994 to 2008 in various GE Plastics businesses operating across the world. Mr. Berger’s position with the Company, his management experience and skills in financial leadership qualify him to serve as a director of the Company.

Craig R. Branchfield was appointed Vice President of Environmental, Health and Safety of the Company November 24, 2014 and holds the same position for MPM Holdings. Prior to joining the Company, he served as Global Director of Health, Safety, Environment and Security for Eastman Chemical Company from July 2012 to November 2014. From August 1998 to July 2012 Mr. Branchfield held various positions with Solutia Inc., including Plant Manager from July 2008 to January 2010, Business Director - Rubber Chemicals Business from January 2010 to July 2010, and Vice President Environmental, Safety and Health from July 2010 to July 2012.

Nathan E. Fisher was elected Executive Vice President - Procurement for the Company on October 1, 2010. He is currently employed by, and also serves as Executive Vice President - Procurement for Hexion Inc., having been elected to that position on June 1, 2005. Mr. Fisher joined Hexion Inc. in March 2003 as Director of Strategic Sourcing and was promoted to Vice President - Global Sourcing in September 2004.

Stephen J. Psutka was appointed Interim General Counsel for the Company and MPM Holdings and a director of the Company on October 24, 2014, pursuant to the Plan. Mr. Psutka has been with MPM since its formation on December 4, 2006, initially serving as its General Counsel, Americas. He assumed the role of Associate General Counsel, Silicones and Quartz Division in February of 2011, serving in such capacity until his appointment as Interim General Counsel. Prior to the formation of MPM, Mr. Psutka served as the Americas Counsel, Silicones for GE Advanced Materials, a division of General Electric Company, from 2005 to December 2006. Mr. Psutka joined GE in 1996, serving in various business and transactions counsel roles for its GE Plastics division, after beginning his career in private practice as a corporate and business transactions lawyer. Mr. Psutka’s position with the Company and his business and legal experience qualify him to serve as a director of the Company.

Susan Walden was elected Vice President Human Resources of MPM Holdings on November 25, 2014 and holds the same position for the Company. Ms. Walden joined the Company in July 2007 as Director, Global Human Resources, serving in that position until December 2011 when she was promoted to Global Human Resources Vice President. She was elected an officer of the Company on December 15, 2014.

Mahesh Balakrishnan was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan. Mr. Balakrishnan is a Senior Vice President in Oaktree’s Opportunities Funds. He joined Oaktree in 2007 and has been focused on investing in the Chemicals, Energy, Financial Institutions, Real Estate and Shipping sectors. Mr. Balakrishnan has worked with a number of Oaktree’s portfolio companies and currently serves on the boards of STORE Capital Corp. and Excel Maritime Carriers. He has been active on a number of creditors’ committees during restructuring of investments, including Eagle Bulk Shipping, Excel Maritime Carriers, Lehman Brothers and LyondellBasell. Prior to Oaktree, Mr. Balakrishnan spent two years in the Financial Sponsors & Leveraged Finance group at UBS Investment Bank. Mr. Balakrishnan serves as a director of MPM Holdings at the discretion of certain investment funds managed by Oaktree Capital Management, which funds hold a substantial equity interest in MPM Holdings.

Bradley J. Bell was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan and as Chairman of the Board on December 15, 2014. Mr. Bell also has served on the Board of Directors of IDEX Corporation since 2001, chairing the Nominating and Corporate Governance Committee since 2010 and serving on the Compensation Committee since 2011. Since 2003, he has been a member of the Board of Directors of Compass Minerals Corporation, where he has been the Compensation Committee Chair since 2010 and a member of the Audit Committee since 2014, and was a member the Nominating and Corporate Governance Committee from 2009 to 2014. Mr. Bell was Executive Vice President and Chief Financial Officer at Nalco Holding Co. (formerly known as Nalco Chemical Co.) from November 2003 to September 2010. He also served as a Senior Vice President and Chief Financial Officer of Rohm & Haas Co. from 1997 to May 2003. In light of Mr. Bell’s extensive finance and business experience and over 20 years’ experience of serving on Boards of Directors of publicly traded companies, we believe it is appropriate for Mr. Bell to serve as a director of MPM Holdings.

John D. Dionne was appointed as a director of MPM Holdings on October 24, 2014, pursuant to the Plan. He is a Senior Advisor of the Blackstone Group and a Field Fellow with the Harvard Business School. He was most recently a Senior Managing Director at Blackstone and Global Head of its Private Equity Investor Relations and Business Development Groups. He also served as a member of Blackstone’s Private Equity Investment and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Founder and Chief Investment Officer of the Blackstone Distressed Securities Fund, the firm’s initial entry into the single-manager hedge fund practice, with peak assets under management of $2 billion. During this period, he also served on the Investment Committees of Blackstone’s GSO and Kalix investment businesses. Before joining Blackstone, Mr. Dionne was for several years a Partner and Portfolio Manager for Bennett Restructuring Funds, specializing in investing in financially troubled companies. He is a Chartered Financial Analyst and Certified Public Accountant (inactive). Mr. Dionne has served on the Board of Directors of Pelmorex Media Inc. since September 2013, and on the Board of Directors and the Audit Committee of Cengage Learning since April 2014. Mr. Dionne’s extensive finance and business experience qualifies him to serve as a director of MPM Holdings.

Robert Kalsow-Ramos was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan. Mr. Kaslow-Ramos is a Principal in Apollo Global Management’s Private Equity Group, where he has worked since 2010. Prior to joining Apollo, Mr. Kalsow-Ramos was a member of the Transportation Investment Banking Group at Morgan Stanley from 2008 to 2010. He also serves on the Board of Directors of Noranda Aluminum Holding Corporation and Hexion Holdings LLC, both of which are affiliated with Apollo. He is a member of the Audit Committee of the Board of Directors of MPM Holdings Inc. Mr. Kalsow-Ramos’ position with Apollo and his extensive finance and business experience, which gives him insights into strategic and financial matters, qualifies him to serve as a director of MPM Holdings.

Scott M. Kleinman was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan. He served as a director of the Company from October 1, 2010 to October 24, 2014. Mr. Kleinman is the Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following companies affiliated with Apollo: Hexion Holdings LLC, Verso Corporation, and Verso Paper Holdings, LLC. Within the past five years, Mr. Kleinman was also a director of Noranda Aluminum Holding Corporation, Realogy Holdings Corp., Momentive Specialty Chemicals Inc., LyondellBasell Industries N.V., and Taminco Corporation. He is a member of the Nominating and Governance Committee of the Board of Directors of MPM Holdings Inc. During 2014 he also served as Chair of the Audit and Compensation Committees of the Company’s Board of Directors. In light of our ownership structure and Mr. Kleinman’s position with Apollo, and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of MPM Holdings.

Julian Markby was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan. He served as a director of the Company from April 2013 to October 2014. Mr. Markby has been an independent financial consultant and corporate director since 2005. He has been a member of the Board and the Audit Committee of Thiele Kaolin Company from April 2011 to present, serving as the Audit Committee Chair since May 1, 2013. He has also been Chairman of the Board of SP Fiber Holdings, Inc. since December 2013 and has been a director and member of the Audit and Compensation Committees since September 2012. In addition, he has been a member of the Board and the Audit and Compensation committees of Altegrity, Inc. since November 2014 and a director of NewPage Corporation from January 2011 to December 2012. During 2014, he also served on the Audit and Conflicts Committees of the Company’s Board of Directors. Previously, Mr. Markby was an investment banker for over 25 years, most recently at Wasserstein Perella and Dresdner Kleinwort Wasserstein for over 8 years. Mr. Markby’s extensive finance and business experience qualifies him to serve as a director of MPM Holdings.

Daniel C. Murphy was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan. He serves as Portfolio Manager and Head of Fixed Income for Pentwater Capital Management, LP since August 2013 and previously from February 2008 to February 2011. Previously, he was an analyst for Anchorage Advisors, LLC. Prior to that, Mr. Murphy served as a Director of Credit Portfolio Management for Canadian Imperial Bank of Commerce and an Associate in Leverage Finance for CIBC World Markets Corp. He also served as a Director of Six Flags Entertainment Corp. and a member of the Audit Committee from April 2010 to May 2011. Mr. Murphy serves as a director of MPM Holdings at the discretion of Pentwater Capital Management, which holds a substantial equity ownership interest in MPM Holdings.

Jason G. New was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan. He is a Senior Managing Director of The Blackstone Group and Head of Special Situation Investing for GSO Capital Partners. Mr. New focuses on managing GSO’s public investment portfolio with a specific emphasis on stressed and distressed companies and on sourcing direct special situation investment opportunities. Mr. New is a member of the GSO Investment Committee. Before joining GSO Capital in 2005, Mr. New was a senior member of Credit Suisse’s distressed finance group. Mr. New joined Credit Suisse in 2000 when it acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a member of DLJ’s restructuring group. Prior to joining DLJ in 1999, he was an associate with the law firm Sidley Austin LLP where he practiced law in the firm’s corporate reorganization group. He has been a Director of Eastman Kodak Company since September 2013 and he served as Director of Cheniere Energy, Inc. Mr. New serves as a director of MPM Holdings at the discretion of GSO Capital Partners, which holds a substantial equity ownership interest in MPM Holdings.

David B. Sambur was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan. He served as a director of the Company from October 1, 2010 to October 24, 2014. He is a Partner at Apollo, where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. He is also a director of Hexion Holdings Inc., Verso Corporation, Caesars Entertainment Corporation, and Caesars Acquisition Company, all companies affiliated with Apollo. Within the past five years, Mr. Sambur was a member of the Verso Paper Holdings LLC Board of Managers and the Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Boards of Directors. He is a member of the Compensation Committee of the Board of Directors of MPM Holdings Inc. During 2014, he also served on the Audit and Compensation Committees of the Company’s Board of Directors. In light of our ownership structure and Mr. Sambur’s position with Apollo, and his extensive financial and business experience, we believe it is appropriate for Mr. Sambur to serve as a director of MPM Holdings.

Marvin O. Schlanger was appointed a director of MPM Holdings on October 24, 2014, pursuant to the Plan. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Momentive Specialty Chemicals, Inc. in May 2005. Mr. Schlanger is also a director and the Chairman of the Board of CEVA Group Plc, and a director of UGI Corporation, UGI Utilities Inc., Amerigas Partners, LP and Momentive Performance Materials Holdings, LLC. Mr. Schlanger was formerly Chairman of the Supervisory Board of LyondellBasell Industries N.V. and Chairman of Covalence Specialty Materials Corp. He is Chair of the Environmental, Safety and Health Committee of the Board of Directors of MPM Holdings Inc. Mr. Schlanger’s extensive finance and business experience qualifies him to serve as a director of MPM Holdings.

Committees of the Board of Directors

Audit Committee

Our audit committee consists of Messrs. New, Markby and Kalsow-Ramos, with Mr. Markby serving as its chairman. Each of Messrs. New, Markby and Kalsow-Ramos qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K. Mr. Markby meets the independence and the experience requirements of the federal securities laws.

The principal duties and responsibilities of our audit committee are as follows:

•	to monitor our accounting, internal control and external reporting policies and practices;

•	to oversee the integrity of our financial statements;

•	to oversee the independence, qualifications and performance of the independent auditor (including appointment, termination and compensation of the independent auditor);

•	to oversee the performance of our internal audit function; and

•	to oversee our compliance with legal, ethical and regulatory matters as well as our standards of business.

The audit committee has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee

Our compensation committee consists of Messrs. Balakrishnan, Sambur and Bell, with Mr. Bell serving as its chairman.

The principal duties and responsibilities of our compensation committee are as follows:

•	to provide oversight on the design and implementation of the compensation policies, strategies, plans and programs for our key employees and outside directors and disclosure relating to these matters;

•	to review and make recommendations to the Board of Directors with respect to the compensation of our chief executive officer and other executive officers;

•	to evaluate the performance of the chief executive officer;

•	to approve or and make recommendations to the Board of Directors with respect to the employment agreements, separation packages and severance benefits of executive officers;

•	to monitor and make recommendations with respect to management succession planning; and

•	to provide oversight on the regulatory compliance with respect compensation matters.

Nominating and Governance Committee

Our nominating and governance committee consists of Messrs. Murphy, Bell and Kleinman, with Mr. Bell serving as its chairman.

The principal duties and responsibilities of the nominating committee are as follows:

•	to oversee the selection of members of the Board of Directors;

•	to develop and recommend to the Board of Directors corporate governance guidelines;

•	to oversee the evaluation of the Board of Directors, management and each Board committee.

•
to establish criteria for board and committee membership and recommend to the Board of Directors proposed nominees for election to the Board of Directors and for membership on committees of the Board of Directors; and

•	to oversee and review the policy and process for stockholder communication to the Board of Directors.

Environmental, Health and Safety Committee

Our environmental, health and safety committee consists of Messrs. Balakrishnan, Dionne and Schlanger, with Mr. Schlanger serving as its chairman.

The principal duties and responsibilities of the environmental, health and safety committee are as follows:

•	to oversee the environmental, health and safety compliance programs and initiatives;

•	to oversee compliance with environmental, health and safety indemnifications;

•	to monitor our environmental, health and safety performance statistics;

•	to recommend the general budget for environmental, health and safety capital spending; and

•	to oversee environmental, health and safety audit program.

Other Committees

Our Bylaws provide that our Board of Directors may establish one or more additional committees. In addition to MPM Holdings’ four standing committees, in connection with the Emergence, the Board of Directors created a special committee (the “Special Committee”) to assist in identifying and hiring a permanent Chief Executive Officer, a permanent Chief Financial Officer and a permanent General Counsel. The Special Committee consists of Messrs. Balakrishnan, Bell and Sambur, with Mr. Bell serving as its chairman.

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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Overview
In 2010, we entered into the Shared Services Agreement with Hexion (the “SSA”). Under the SSA, Hexion provides to us, and we provide to Hexion, a range of services on a shared basis, including the services of certain executives and employees. In 2014, the fully burdened costs of the shared executives and other employees were allocated 57% to Hexion and 43% to us. However, if 100% of any cost is demonstrably attributable to or for the benefit of either Hexion or us, the entire amount of such cost is allocated to the company realizing such benefit. Fully burdened costs for shared employees include salary, bonus, cash grants under annual and long-term incentive compensation plans, costs under health care, life insurance, pension, retirement, deferred compensation and severance plans and associated overhead. The costs are calculated in accordance with accounting policies and procedures approved, from time to time, by the parties.
As a result of the Company’s emergence from Chapter 11 bankruptcy on October 24, 2014, (the “Effective Date”) the SSA was amended to, among other things, exclude the services of the existing Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and General Counsel. In addition, the Board of Directors of the Company’s new ultimate parent company, MPM Holdings, assumed responsibility for determining the compensation and benefits of our executive officers. Most of the executive compensation decisions made during 2014 for our Named Executive Officers (“NEOs”) were made by the Compensation Committee of the Company’s former ultimate parent company, Hexion Holdings, (the “Committee”). For those NEOs who did not report directly to the CEO for the entire year, executive compensation decisions may have been made by one of the CEO’s direct reports. In all cases, the compensation objectives and strategy used to determine compensation for 2014 were established by the Committee. However, due to the fact that the Company operated under the provisions of Chapter 11 of the U.S. Bankruptcy Code from April 13, 2014 through October 24, 2014, the Committee’s ability to implement certain compensation programs for its executives was restrained during much of the year.
As a result of the reorganization of the Company and the governance changes described above, there are nine NEOs for 2014. In this Compensation Discussion and Analysis, we describe the Committee’s process of determining the compensation and benefits provided to our NEOs. The table below identifies the employer (which is the entity at which benefits are provided) for each of our 2014 NEOs. Messrs. Morrison, Carter and Johns provided services to the Company under the SSA until the Effective Date, at which time they ceased being executive officers of the Company, and Messrs. Boss, Berger and Psutka, respectively, were appointed as their successors. Mr. Boss was hired in March 2014 as President of the Silicones & Quartz Division and served in that capacity until October 24, 2014 when he was named Interim Chief Executive Officer, becoming permanent CEO on December 15, 2014. Ms. Walden was elected Vice President Human Resources of the Company, and designated an executive officer effective December 15, 2014. Ms. Sonnett resigned as an executive officer December 15, 2014.

Named Executive Officer	Title	Employer
John G. Boss	President & Chief Executive Officer (as of December 15, 2014)	MPM
Brian D. Berger	Interim Chief Financial Officer (as of October 24, 2014)	MPM
Susan Walden	Vice President - Human Resources (as of December 15, 2014)	MPM
Nathan E. Fisher	Executive Vice President - Procurement	Hexion
Stephen J. Psutka	Interim General Counsel (as of October 24, 2014)	MPM
Craig O. Morrison	Former President & Chief Executive Officer (through October 23, 2014)	Hexion
William H. Carter	Former Executive Vice President & Chief Financial Officer (through October 23, 2014)	Hexion
Judith Sonnett	Former Executive Vice President - Human Resources (through December 15, 2014)	Hexion
Douglas A. Johns	Executive Vice President, Secretary & Former General Counsel (through October 23, 2014)	MPM
Oversight of the Executive Compensation Program
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of the NEOs. This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that incentives are not only aligned with the Company's strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer's compensation level, including base salary, annual incentive opportunities and long-term incentive opportunities.
Use of Compensation Data
In order to obtain a general understanding of compensation practices when setting total compensation levels for our NEOs, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. As warranted, the Committee will use data obtained from third-party executive compensation salary surveys when determining appropriate total compensation levels for our NEOs.

Executive Summary
Executive Compensation Objectives and Strategy
Our executive compensation program has been designed to set compensation and benefits at a level that is reasonable, internally fair and externally competitive. Specifically, the Committee has been guided by the following objectives:

•
Pay for Performance. We emphasize pay for performance based on achievement of company operational and financial objectives and the realization of personal goals. We believe that a significant portion of each executive's total compensation should be variable and contingent upon the achievement of specific and measurable financial and operational performance goals.

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our NEOs on our key strategic, financial and operational goals that will translate into long-term value creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our NEOs should include a mix of short-term, cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value creation for the business.

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

2014 Executive Compensation Highlights
For much of 2014, the Company operated under the provisions of the U.S. Bankruptcy Court in Delaware. This status substantially restrained certain executive compensation programs we might otherwise have provided to our insiders, including our NEOs.

•
In February 2014, the Company’s Board of Directors established a project incentive in light of our pending balance sheet restructuring. Along with other key executives of the Company, Messrs. Berger and Psutka and Ms. Walden received awards pursuant to this program to encourage their retention during the Chapter 11 bankruptcy process.

•
We adopted an annual cash incentive plan for 2014 (the “2014 ICP”), which was designed to reward participants, including our NEOs for achieving specific financial and environmental health and safety goals. The Committee established a guaranteed 30% minimum payout under the 2014 ICP for all participants, other than the Company’s insiders, to focus employees on business performance and encourage retention during the Chapter 11 bankruptcy process.

•
We implemented our annual merit increases to base salary in July for salaried employees except where business circumstances required us to deliver such increases earlier in the year. Mr. Boss did not receive a merit increase because he was a new hire in 2014. The Committee determined that measured increases to our NEOs’ base salaries were merited in light of their achievement of specific company, division, and other goals.

•
During 2014, prior to the Effective Date, Apollo, as the Company's controlling shareholder, and its representatives on the Committee, continued to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our NEOs. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Evaluating Company and Individual Performance
In determining 2014 compensation, the Committee, the CEO or one of his direct reports considered the following accomplishments of our NEOs in 2013:

•
Mr. Boss, our President and Chief Executive Officer: Mr. Boss was hired in March 2014 pursuant to an employment letter that governs his compensation and other terms of employment. From March 2014 until October 24, 2014, he served as President of the Silicones & Quartz Division. He was then named Interim Chief Executive Officer, and became permanent CEO on December 15, 2014. The terms of his employment letter reflect the inherent challenges facing a business leader who joins a company facing imminent restructuring.

•
Mr. Berger, our Interim Chief Financial Officer: Mr. Berger was recognized for his efforts in helping drive year-over-year sales growth and operations productivity in the Silicones & Quartz Division, as well as his significant efforts in providing leadership to the business during a period of significant instability, including acting as interim President of the Silicones & Quartz Division for a portion of the year.

•
Ms. Walden, our Vice President of Human Resources: Ms. Walden was recognized for the leadership she provided in successfully concluding the contract negotiations with the Silicones & Quartz Division’s largest union, driving a strategic talent review process throughout the organization, supporting education and development efforts including global skills training, competency development and global leadership development, and staffing key leadership roles in selected functions in the organization.

•
Mr. Fisher, our Executive Vice President of Procurement: The Committee recognized his efforts in producing significant cost productivity and his effective vendor management during difficult business conditions. Additionally, Mr. Fisher was recognized for his accomplishments related to analysis and management of raw materials.

•
Mr. Psutka, our Interim General Counsel: Mr. Psutka was recognized for his role in supporting the business in all material commercial transactions during the year, providing management on major projects and litigation for the business, and his leadership on compliance programs and of the Company’s Compliance Review Board.

•
Mr. Morrison, our former President and Chief Executive Officer: The Committee considered Mr. Morrison's outstanding and enduring leadership of the business during challenging global business conditions, his focus and drive for growth, and his impact on substantial process improvements and cost reductions in the operation of the shared services organization.

•
Mr. Carter, our former Executive Vice President and Chief Financial Officer: The Committee considered his exceptional expert knowledge base and leadership related to strategic matters across both the business and his global function. He effectively managed a wide range of change initiatives successfully, including cash management as well as the building of robust systems that enable his organization to complete multiple competing objectives in timely and effective manner. Finally, he led the extensive planning effort required to prepare for the Company’s balance sheet restructuring.

•
Ms. Sonnett, our former Executive Vice President of Human Resources: The Committee recognized her leadership in implementing core components of the global total rewards strategy, including a global compensation framework, harmonized U.S. medical and pension plans and an integrated employee performance management process.

•
Mr. Johns, our Executive Vice President and Secretary and former General Counsel: The Committee recognized his significant role in the planning of the Company’s balance sheet restructuring, the leadership he provides in the management of major litigation risk areas, and his leadership role with the Global Compliance Review Board.

Components of Our Executive Compensation Program
The principal components of our executive compensation program during 2014 were follows:

Type	Components
Annual Cash Compensation	Base Salary
Annual Incentive Awards
Discretionary Awards
Long-Term Incentives	Equity Awards
Long-Term Cash Awards
Benefits	Health, Welfare and Retirement Benefits
Other	Change-in-Control and Severance Benefits

The following section describes each of these components in further detail.
1. Annual Cash Compensation
Base Salaries
The annual base salaries of our NEOs are designed to be commensurate with professional status, accomplishments, scope of responsibility, overall impact on the organization, and size and complexity of the business or functional operations managed. The annual base salaries of our NEOs are also intended to be externally competitive with the market.
The Committee, the CEO or one of his direct reports, as applicable (the “Compensation Decision Maker”), reviews the NEOs’ base salary levels (i) annually, in conjunction with the annual performance review conducted globally for non-bargained salaried employees, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Compensation Decision Maker considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace. Typically, annual performance reviews are conducted in the second quarter of the calendar year and determine whether any increases to base salaries are merited based on the prior year's performance. Base salary increases for most of our NEOs are not implemented until July.

In July 2014, certain of our NEOs received a merit increase in base salary in recognition of accomplishments in 2013 (described above under “Evaluating Company and Individual Performance”). Mr. Boss did not receive a merit increase since he was hired in March of 2014. The base salaries and percentage increase for 2014 for each NEO is shown in the table below:

Name	2013 Base Salary	2014 Base Salary	2014 Increase
Mr. Boss	N/A	$585,000	N/A
Mr. Berger	255,000	266,475	4.50%
Ms. Walden	232,875	243,354	4.50%
Mr. Fisher	340,704	356,036	4.50%
Mr. Psutka	244,530	254,311	4.00%
Mr. Morrison	1,102,500	1,102,500	—%
Mr. Carter	767,510	786,698	2.50%
Ms. Sonnett	434,720	454,282	4.50%
Mr. Johns	475,904	497,320	4.50%
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
The 2014 Annual Incentive Compensation Plan
In early 2014, the Committee approved the 2014 annual incentive compensation plan for employees of the Company, Hexion and their respective subsidiaries, which we refer to as the “2014 ICP.” Under the 2014 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain performance targets.
The performance targets under the 2014 ICP for our NEOs with corporate roles (Messrs. Boss, Morrison, Carter, Fisher, Psutka and Johns and Ms. Sonnett) were based 100% upon the results of our then ultimate parent, Hexion Holdings, rather than on the results of the Company or Hexion alone. This design recognized the fact that, during 2014, certain of our NEOs and other Company employees had responsibilities for, or provide services to, both the Company and Hexion under the Shared Services Agreement.
The performance targets under the 2014 ICP for our NEOs solely with operating company responsibilities (Mr. Berger and Ms. Walden) were based 90% upon the Company’s results. We believe that our operating officers’ incentive compensation must have a strong tie to the Company’s performance where they have the greatest impact and closest line of sight.

The performance goals were established based on the following measures:

Performance Goal	Description	2014 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash, certain other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
Segment EBITDA of Hexion Holdings in 2014 (“Momentive Segment EBITDA”) corresponds to the sum of “MPM Segment EBITDA” and “Hexion Segment EBITDA” less certain Hexion Holdings expenses. MPM Segment EBITDA and Hexion Segment EBITDA are defined herein and in Hexion's Annual Report on Form 10-K for the year ended December 31, 2014 (the "Hexion 2014 Annual Report"), respectively. See Item 7 of Part II of this Annual Report for a reconciliation of MPM Segment EBITDA to Net Income (loss); see Item 7 of Part II of the 2014 Hexion Annual Report for a reconciliation of Hexion Segment EBITDA to Net loss.

The Momentive Segment EBITDA target for 2014 was set based upon factors impacting Hexion Holdings' operating subsidiaries, including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth, anticipated cost synergies and business unit budget projections. For the 2014 ICP, the targeted Momentive Segment EBITDA was $712 million.

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
The cash flow targets were established as a result of budget projections. For the 2014 ICP, the targeted cash flow for Hexion Holdings was a net usage of cash equal to $400 million.
Environmental Health & Safety (“EH&S”)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all employees.

For the 2014 ICP, we established severe incident factor (“SIF”) and total environmental incidents goals as our EH&S targets, and set goals for Hexion Holdings and the Company’s divisions. SIF’s are incidents that have the potential to cause a severe incident or fatality. The 2014 goal for Hexion Holdings represents approximately a 10% improvement from prior year actual statistics. There is no payout unless the 2014 goal is achieved.

The 2014 goal for total environmental incidents is intended to continue to drive focus and improvement in our ongoing commitment to the communities in which we operate. The 2014 goal for Hexion Holdings represents an approximate 10% improvement from the end of the prior year.

Each of the 2014 performance goals was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep employees focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.
Awards under the 2014 ICP were calculated as follows: Each participant was designated a target award under the 2014 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. For 2014, the target bonus percentage for our NEOs remained consistent with the prior year. Payout of the target award is based on the achievement of the performance goals described above, subject to a sliding scale and the relative weightings of the performance goals noted in the table below. Depending upon alignment, (i) achievement of Segment EBITDA ranging from 93% of target to 96% of target would be necessary in order for a participant to earn the minimum 30% of the allocated target award for the EBITDA component, and (ii) achievement of approximately 110% of the Segment EBITDA target would be necessary in order for a participant to earn the maximum 200% of his or her target award for the Segment EBITDA goal. These achievement and payout metrics for the EBITDA component are somewhat different from prior years reflecting the market and economic conditions faced by our portfolio of businesses. For example, in 2013, the minimum Segment EBITDA needed to earn a minimum 30% payout was 88% of target whereas 93% of target is required to earn the same payout under the 2014 ICP. For 2014, the Committee determined that tightening the range of performance that justifies the minimum payout was effective in accomplishing the purpose of the plan. The payment range for achieving the performance goals for EH&S was 100% (target) and 200% (maximum) of the allocated target award for the safety component and 50% (threshold), 100% (target) and 200% (maximum) of the allocated target award for the environmental component. The payment range for achieving the performance goals for Cash Flow was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for the Cash Flow component.

The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2014 ICP awards granted to our NEOs. The 2014 ICP awards are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shown on page 127.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	Actual 2014 ICP Payout ($)
J. Boss	80%	468,000	Momentive Segment EBITDA / 30%	55%	77,642
			Division Segment EBITDA / 30%	33%	46,332
			EH&S Goals / 10%	131%	61,425
			Momentive Cash Flow / 15%	—%	—
			Division Cash Flow / 15%	54%	37,580
B. Berger	35%	93,266	Momentive Segment EBITDA / 10%	55%	5,157
			Division Segment EBITDA / 50%	—%	—
			EH&S Goals / 10%	100%	9,327
			Division Cash Flow / 30%	57%	15,893
S. Walden	40%	97,342	Momentive Segment EBITDA / 10%	55%	5,383
			Division Segment EBITDA / 50%	—%	—
			EH&S Goal / 10%	100%	9,734
			Division Cash Flow / 30%	57%	16,587
N. Fisher	60%	249,225	Momentive Segment EBITDA / 30%	55%	41,346
			Division Segment EBITDA / 30%	33%	24,673
			EH&S Goal / 10%	131%	32,711
			Momentive Cash Flow / 15%	—%	—
			Division Cash Flow / 15%	54%	20,013
S. Psutka	35%	89,009	Momentive Segment EBITDA / 30%	55%	14,767
			Division Segment EBITDA / 30%	33%	8,812
			EH&S Goal / 10%	131%	11,682
			Momentive Cash Flow / 15%	—%	—
			Division Cash Flow / 15%	54%	7,147
C. Morrison	100%	1,102,500	Momentive Segment EBITDA / 30%	55%	182,904
			Division Segment EBITDA / 30%	33%	109,148
			EH&S Goal / 10%	131%	144,703
			Momentive Cash Flow / 15%	—%	—
			Division Cash Flow / 15%	54%	88,531
W. Carter	80%	629,358	Momentive Segment EBITDA / 30%	55%	104,412
			Division Segment EBITDA / 30%	33%	62,307
			EH&S Goal / 10%	131%	82,602
			Momentive Cash Flow / 15%	—%	—
			Division Cash Flow / 15%	54%	50,537
J. Sonnett	70%	317,998	Momentive Segment EBITDA / 30%	55%	52,756
			Division Segment EBITDA / 30%	33%	31,482
			EH&S Goal / 10%	131%	41,737
			Momentive Cash Flow / 15%	—%	—
			Division Cash Flow / 15%	54%	25,535
D. Johns	70%	348,124	Momentive Segment EBITDA / 30%	55%	57,755
			Division Segment EBITDA / 30%	33%	34,464
			EH&S Goal / 10%	131%	45,691
			Momentive Cash Flow / 15%	—%	—
			Division Cash Flow / 15%	54%	27,954

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
In 2014, the Committee approved the use of discretionary awards, if needed, to ensure a minimum 30% ICP payout to all 2014 ICP participants employed by Hexion, including Messrs. Morrison, Carter, Fisher and Ms. Sonnett. A similar action was approved by the bankruptcy court for employees of the Company, other than the executive staff. This action was taken to encourage retention during the turbulence created by the MPM bankruptcy and other challenging business conditions.
Also in 2014, in recognition of the additional work that would be required by key individuals to navigate the Company through a successful and speedy restructuring, an incentive program was implemented for certain associates directly involved in the restructuring process, including three of our NEOs. Cash awards were granted under this program to Mr. Berger ($127,500), Ms. Walden ($116,438), and Mr. Psutka ($85,586). The awards are designed to be paid in installments beginning in March 2014 and ending six months following emergence from bankruptcy, in April 2015.
In early 2015, following the determination of the 2014 ICP payouts, the MPM Holdings Compensation Committee (the “MPM Committee”) made awards in the amount of $40,000 each to Messrs. Berger and Psutka and Ms. Walden and $90,582 to Mr. Boss in recognition of their contributions to 2014 business results in a challenging business environment. The amount for Messrs. Berger and Psutka and Ms. Walden was determined by considering the percentage of their target annual incentive earned under the 2014 ICP, and granting an additional discretionary amount such that the combined amount of such items as a percentage of each NEO’s target incentive was consistent with such NEO’s contribution to the Company’s success in 2014. The amount for Mr. Boss was determined by applying the average total payout percentage for the senior leadership team to Mr. Boss’ target award opportunity.
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value creation, and further aligning the interests of our executive officers with those of our shareholders. Historically, our NEOs, as well as other members of the leadership team and other eligible employees, have participated in equity plans sponsored by Hexion Holdings, Hexion LLC or Old MPM Holdings. Awards under these plans were factored into the executive compensation program established by the Committee.
Our long-term strategy included the use of periodic grants, rather than on-going annual grants of equity. The Committee believed that periodic grants provided an incentive toward a long-term projected value. Our equity awards contain time, performance and service vesting requirements. Awards that are conditioned on time and service vesting requirements function as a retention incentive, while awards that are conditioned on performance and service vesting requirements are linked to the attainment of specific long-term objectives.
The type of equity awards Hexion has historically used are (i) options to purchase common units and (ii) restricted deferred units. Prior to the October 2010 combination transaction between the Company and Hexion, Messrs. Morrison, Carter and Fisher received awards under a 2004 Stock Incentive Plan (the “Hexion 2004 Stock Plan”) and a 2004 Deferred Compensation Plan (the “Hexion 2004 DC Plan”) and Ms. Sonnett received an award under the 2007 Long-Term Incentive Plan (the “Hexion 2007 Long-Term Plan”), which plans are administered by Hexion Holdings or Hexion. At the time of the combination of the Company and Hexion, all outstanding equity awards that covered common units of Hexion LLC and shares of Old MPM Holdings were converted to cover units of Hexion Holdings. In February 2011, the Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and Hexion (the “2011 Equity Plan”). Nether the Company nor MPM Holdings has any liability under any of the above mentioned plans.

The type of equity awards we have historically used are (i) options to purchase common units and (ii) restricted deferred units. Prior to October 2010, the Company’s former parent, Momentive Performance Materials Holdings Inc. (“Old MPM Holdings”) sponsored a plan for the benefit of the Company’s executives under which awards denominated in securities of Old MPM Holdings were granted to certain of our NEOs who were employed by the Company at that time (the “MPM 2007 Plan”). Mr. Johns received awards under the MPM 2007 Plan. In the October 2010 combination transaction between the Company and Hexion, all equity awards granted prior to that date by Old MPM Holdings were converted into awards covering equity securities of the Company’s new ultimate parent, Hexion Holdings. From October 2010 through 2013, Hexion Holdings granted awards of restricted deferred units (“RDUs”) and unit options denominated in securities of Hexion Holdings to our NEOs under the 2011 Equity Plan (together with the MPM 2007 Plan, the “Equity Plans”). Neither the Company nor MPM Holdings has any liability for these prior awards under the Equity Plans. There were no equity awards granted to our NEOs in 2014 under the Equity Plans.

On October 24, 2014 when the Company emerged from bankruptcy, it was no longer a subsidiary of either Old MPM Holdings or Hexion Holdings. Thus, under the terms of the Equity Plans unvested RDUs and unit options held by the Company’s employees, including those held by Messrs. Berger, Psutka, Johns, and Ms. Walden terminated immediately. Their vested unit options became exercisable for 90 days and subsequently expired unexercised on January 22, 2015. Any RDUs that had vested prior to October 24, 2014 were unaffected by this event.

With respect to outstanding equity holdings of our NEOs who are employed by Hexion, they are reported in the Hexion Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

MPM Holdings is implementing a new equity plan in 2015 (the “MPMH Equity Plan”) pursuant to which various equity awards (including options, restricted stock units and restricted stock) may be granted to persons or entities who provide services to MPM Holdings or its affiliates and who are in a position to contribute to the long-term success of MPM Holdings or its affiliates.  The purposes of the MPMH Equity Plan are (i) to enable MPM Holdings to align the interests of those persons with the interests of our shareholders, and (ii) to aid in attracting, retaining and motivating persons of outstanding ability.
Cash Awards
From time to time, the Committee approved long-term cash awards or plans for our key employees, including our NEOs. These awards were designed to pay over extended performance periods, subject to the achievement of specified, measurable performance goals, and were further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards which are not yet liquid.
Retaining key talent during difficult business cycles has been a critical focus for the Company in recent years. In 2012, key associates, including our NEOs, received awards under a long-term cash plan (the “2012 LTIP”). Awards granted under the 2012 LTIP were determined using a multiplier of the participant’s base salary. Payment of 50% of the total award was based upon continued service through April 2015 and payment of 50% of the total award was subject to the achievement of specific financial performance goals as well as continued service conditions.
It became apparent to the Committee in 2014 that the performance goals under the 2012 LTIP would likely never be achieved due to the Company’s bankruptcy. Therefore, to ensure the continued retention of key talent during a critical period of challenging business conditions, the Committee granted new long-term cash awards to key leaders of Hexion in November 2014, including Messrs. Morrison and Carter, under the Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan (the “2014 LTIP”). Awards under the 2014 LTIP are subject to time and service requirements. Acceptance of this award was conditioned upon the participant’s forfeiture of the performance grants under the 2012 LTIP.
The awards granted to our NEOs under the 2014 LTIP are based on a percentage of base salary as well as consideration of individual circumstances. The Committee considered the scope and complexity of each NEO’s role,,the competitiveness of the executive’s total compensation package and the importance of the executive’s role in the context of the market and economic challenges and turbulent business conditions faced by the Company. Based on all of these factors, the Committee ultimately determined an award value for each NEO. Since Mr. Johns was an employee of MPM, he was not granted an award under the 2014 LTIP. The following table provides each NEO’s award value under the 2014 LTIP. Neither the Company nor MPM Holdings has any liability for the awards to be paid to Messrs. Morrison and Carter. The awards payable to Ms. Sonnett and Mr. Fisher may be allocated under the Shared Services Agreement.

	2014 LTIP Award Payout Schedule
Name	Payable in 2015	Payable in 2016	Payable in 2017
Mr. Morrison	$2,150,000	$3,803,750	$1,653,750
Mr. Carter	403,221	1,515,555	—
Ms. Sonnett	333,333	876,733	1,876,733
Mr. Fisher	—	596,232	596,232

In March 2015, the MPM Holdings Board of Directors approved a form of modification to awards under the 2012 LTIP which can be used to encourage the retention of certain of our key employees. Recipients may include certain of  our named executive officers, although no determinations of the recipients have been made at this time. Under such modification with a participating key employee, 50% of such participant’s target award that was originally payable upon the achievement of EBITDA goals of Hexion Holdings would, in lieu of such terms, be payable upon the achievement of the EBITDA and free cash flow goals of MPM Holdings for the 2015 fiscal year, subject to continued employment. The remaining 50% of target awards would be payable in April 2015, subject to continued employment, consistent with the terms of the 2012 LTIP.
3. Benefits
The Company provides a comprehensive group of benefits to eligible employees, including our NEOs. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for employees and their covered dependents.
Each of our NEOs participates in qualified defined benefit and defined contribution retirement plans on substantially the same terms as other participating employees. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, in January 2012, the Company adopted a defined contribution Supplemental Executive Retirement Plan (the “MPM SERP”), a non-qualified plan, to provide these employees, including our NEOs, with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our NEOs are eligible to participate in the non-qualified plans on the same basis as our other highly compensated salaried employees.

Our savings plan, a defined contribution plan (the “MPM 401(k) Plan”), covers our U.S. employees. This plan allows eligible exempt employees to make pre-tax contributions from 1% to 15% of eligible earnings for employees who meet the definition of highly-compensated employees and 30% for all other employees up to the federal limits for qualified plans. Those employees whose pension service is frozen are eligible to receive matching contributions from the Company equal to 100% on contributions of up to 5% of eligible earnings. All other employees are eligible to receive matching contributions from the Company of 50% of contributions of up to either 7% or 8%, depending on the date of hire. In addition, the Company makes an annual retirement contribution ranging from 3% to 7% of eligible compensation, depending on years of benefit service, to eligible employees actively employed on the last day of the year. An additional company matching contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year.

Messrs. Morrison, Carter, Fisher and Ms. Sonnett participate in Hexion’s defined contribution plan (the "Hexion 401(k) Plan"), which provides substantially the same benefits as those the Company provides to its U.S. salaried exempt employees. In 2014, Hexion amended its savings plan to add an employer match true-up feature effective for 2014 contributions to ensure that eligible participants receive the full matching contribution to which they are entitled.

There were no significant changes to the Company's benefit plans in 2014 that would impact our NEOs. These plans are described in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.
4. Other
Change-in-Control and Severance Benefits
Our NEOs are generally entitled to change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our NEOs are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment, below.
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

Bradley J. Bell (Chairman)
Mahesh Balakrishnan
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

Summary Compensation Table - Fiscal 2014
The following table provides information about the compensation for the years ended December 31, 2014, 2013 and 2012 for our current and former Chief Executive Officers, our current Interim and former Chief Financial Officers, our three next most highly compensated executive officers as of December 31, 2014, and two former executive officers who would have been among the next three most highly compensated had they been executive officers at year-end. We collectively refer to these nine individuals as our NEOs. The compensation for those NEOs who provide services to us and Hexion on a shared basis is shown regardless of the source of compensation or the cost allocations of any compensation amounts under the Shared Services Agreement.
SUMMARY COMPENSATION TABLE - FISCAL 2014

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (2)	All Other Compensation ($) (i) (3)	Total ($) (j)
John G. Boss President and Chief Executive Officer	2014	427,500	590,582	—	—	222,979	—	491,481	1,732,542

Brian D. Berger Interim Chief Financial Officer	2014	260,517	174,150	—	—	30,377	—	21,495	486,539

Susan Walden Vice President - Human Resources	2014	237,913	116,849	—	—	31,704	47,556	14,889	448,911

Nathan E. Fisher Executive Vice President - Procurement	2014	348,075	—	—	—	118,743	30,967	28,857	526,642
	2013	333,900	—	253,334	110,208	20,442	—	41,347	759,231
	2012	321,058	—	—	—	43,685	16,975	26,273	407,991

Stephen J. Psutka Interim General Counsel	2014	249,232	96,487	—	—	42,408	66,745	21,252	476,124

Craig O. Morrison Former President and Chief Executive Officer	2014	1,102,500	—	—	—	525,286	147,243	71,421	1,846,450
	2013	1,075,240	—	805,245	350,304	110,250	—	98,677	2,439,716
	2012	1,024,039	—	—	72,364	280,035	69,981	56,563	1,502,982

William H. Carter Former Executive Vice President and Chief Financial Officer	2014	776,735	—	—	—	299,858	207,209	95,126	1,378,928
	2013	754,034	—	740,036	321,937	61,401	—	76,576	1,953,984
	2012	726,747	—	—	57,890	158,218	92,415	39,410	1,074,680

Judith S. Sonnett Former Executive Vice President - Human Resources	2014	444,125	—	—	—	151,510	78,021	36,784	710,440
	2013	425,000	—	379,916	165,274	30,430	—	59,062	1,059,682
	2012	407,692	—	—	720	66,568	31,800	31,712	538,492

Douglas A. Johns Executive Vice President and Former General Counsel	2014	486,200	—	—	—	165,864	256,617	41,578	950,259
	2013	466,400	—	271,908	118,287	33,313	—	46,466	936,374
	2012	445,661	—	—	—	73,225	195,968	25,664	740,518
________________________

(1)
The amounts shown in column (g) for 2014 reflect the amounts earned under the 2014 ICP, our annual incentive compensation plan, based on performance achieved for 2014. The material terms of the 2014 ICP are described in the Compensation Discussion & Analysis above. The 2014 ICP awards will be paid in April 2015.

(2)
The amounts shown in column (h) reflect the actuarial increase in the present value of benefits under the MPM U.S. Pension Plan and the MPM Supplementary Pension Plan for Ms. Walden and Messrs. Psutka and Johns, and under the Hexion U.S. Pension Plan and the Hexion Supplemental Plan for Messrs. Morrison, Carter and Fisher and Ms. Sonnett. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations. There were no above-market earnings on nonqualified deferred compensation plans for our NEOs for 2014.

(3)
The amounts shown in column (i) for 2014 include: for Mr. Boss: $19,675 of company contributions paid or accrued to the 401(k) Plan, tax gross-ups of $151,937 and perquisites in the amount of $311,494, including $235,000 related to a payment for relocation expenses that exceeded the Company’s standard reimbursement policy and tax payments made by the Company on his behalf in the amount of $76,494; for Mr. Berger: $20,800 of company contributions paid or accrued to the 401(k) Plan; for Ms. Walden: $14,889 of company contributions paid or accrued to the 401(k) Plan; for Mr. Fisher: $23,400 of company contributions paid or accrued to the Hexion 401

(k) Plan; for Mr. Psutka: $21,252 of company contributions paid or accrued to the 401(k) Plan; for Mr. Morrison: $23,400 of company contributions paid or accrued to the Hexion 401(k) Plan and an accrued future contribution of $47,638 to the Hexion SERP; for Mr. Carter: $26,000 of company contributions paid or accrued to the Hexion 401(k) Plan and an accrued future contribution of $28,907 to the Hexion SERP and the transfer of a Company-held country club membership valued at $40,000; for Ms. Sonnett: $26,000 of company contributions paid or accrued to the Hexion 401(k) Plan and an accrued future contribution of $10,728 to the Hexion SERP; and for Mr. Johns: $28,600 of company contributions paid or accrued to the 401(k) Plan and an accrued future company contribution of $12,976 to the MPM SERP.
Grants of Plan-Based Awards – Fiscal 2014
The following table presents information about grants of awards during the year ended December 31, 2014 under the 2014 ICP and Hexion’s 2014 LTIP.

Name (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
John G. Boss
2014 ICP	11,700	468,000	936,000
Brian D. Berger
2014 ICP	2,332	93,266	186,533
Susan Walden
2014 ICP	2,434	97,342	194,684
Nathan E. Fisher
2014 ICP	6,231	249,225	498,450
2014 LTIP	1,192,464	1,192,464	1,192,464
Stephen J. Psutka
2014 ICP	2,225	89,009	178,018
Craig O. Morrison
2014 ICP	27,563	1,102,500	2,205,000
2014 LTIP	7,607,500	7,607,500	7,607,500
William H. Carter
2014 ICP	15,734	629,358	1,258,717
2014 LTIP	1,918,776	1,918,776	1,918,776
Judith A. Sonnett
2014 ICP	7,950	317,998	635,995
2014 LTIP	3,086,799	3,086,799	3,086,799
Douglas A. Johns
2014 ICP	8,703	348,124	696,248
Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements

The Company or Hexion has employment agreements or employment letters with certain of our NEOs, which provide for their terms of compensation and benefits, severance, and certain restrictive covenants. Further details regarding the severance and restrictive covenant provisions are described below under “Potential Payments upon a Termination or Change in Control”.

Mr. Boss has an employment letter which provides that his base salary for his first full year of employment will be $585,000 and he will participate in the 2014 ICP with a target incentive award of 80% of his annualized base salary. Standard relocation and health and welfare benefits are provided in addition to four weeks vacation annually. The agreement provides him with a guaranteed sign-on bonus of $1.3 million to be paid over a two-year period beginning July 2014 and ending April 2015. So long as Mr. Boss has not voluntarily resigned or been terminated for cause, he is also entitled to full payment of his sign-on bonus. This sign-on bonus compensated Mr. Boss for the estimated value of the long-term incentive awards he forfeited with his prior employer. He is also guaranteed severance equal to 18 months of base salary the event he is terminated without cause. Additional benefits related to executive outplacement and COBRA benefit continuation would also be included. In addition, in the event Mr. Boss is not granted an equity award with a target value of $8 million, he has the right under his agreement to terminate his employment for “good reason” and receive any unpaid amount of his sign-on bonus, the full amount of his severance and would not be required to repay any relocation benefits received.

2014 Annual Incentive Compensation Plan (2014 ICP)

Information on the 2014 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
2014 Long-Term Cash Incentive Plan (2014 LTIP)

Information on the 2014 LTIP targets and other details for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
Outstanding Equity Awards - 2014 Fiscal Year-End
Option Exercises and Stock Vested Table - Fiscal 2014
As discussed under “Long-Term Incentive Awards - Equity Awards” in the Compensation Discussion and Analysis section of this Report, there were no equity awards granted to our NEOs in 2014 and no awards have been granted to our NEOs by the Company or MPM Holdings. Thus, the “Outstanding Equity Awards - 2014 Fiscal Year-End” and “Option Exercises and Stock Vested Table - Fiscal 2014” tables have been omitted from this Report.
Pension Benefits – Fiscal 2014
The following table presents information regarding the benefits payable to each of our NEOs at, following or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of MPM and Hexion as of December 31, 2014. The table does not provide information regarding the defined contribution plans of MPM or Hexion. The amounts shown in the table for each participant represents the present value of the annuitized benefit and does not represent the actual cash balance of a participant’s account. Because the Hexion U.S. Pension Plan and the Hexion Supplemental Plan were frozen prior to the previous integration of MPM and Hexion and the benefits under such plans arise solely from services provided to Hexion, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement.
PENSION BENEFITS TABLE - FISCAL 2014

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(1)	Present Value of Accumulated Benefit ($) (d)(2)	Payments During Last Fiscal Year ($) (e)
John G. Boss (3)	N/A	—	—	—
Brian D. Berger (3)	N/A	—	—	—
Susan Walden	MPM U.S. Pension Plan	5.15	146,975	—
	MPM Supplementary Pension Plan	4.48	37,369	—
Nathan E. Fisher	Hexion U.S. Pension Plan	6.33	97,633	—
	Hexion Supplemental Plan	5.84	29,322	—
Stephen J. Psutka	MPM U.S. Pension Plan	5.59	156,993	—
	MPM Supplementary Pension Plan	4.92	107,042	—
Craig O. Morrison	Hexion U.S. Pension Plan	7.27	129,352	—
	Hexion Supplemental Plan	6.78	520,727	—
William H. Carter	Hexion U.S. Pension Plan	14.25	249,977	—
	Hexion Supplemental Plan	13.76	680,828	—
Judith A. Sonnett	Hexion U.S. Pension Plan	10.67	184,418	—
	Hexion Supplemental Plan	10.17	108,821	—
Douglas A. Johns	MPM U.S. Pension Plan	5.59	223,715	—
	MPM Supplementary Pension Plan	4.92	1,030,451	—
_________________

(1)
The number of years of credit service set forth in column (c) reflects benefit service years which are used to determine benefit accrual under the applicable plan, and do not necessarily reflect the NEO's years of vested service.

(2)
The accumulated benefit for the MPM U.S. Pension Plan is based on service and earnings (base salary and bonus, as described below) that are considered for the period from January 29, 2007 to August 31, 2012. The present value of accumulated benefits under the MPM Supplementary Pension Plan plans has been calculated assuming (i) the NEO will remain in service with us until the age at which retirement could occur without any reduction in benefits under the MPM Supplementary Pension Plan (which may be age 60, 62 or 65, depending on date of hire and years of service) and (ii) that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 15 to our Consolidated Financial Statements. As described in such note, the discount rate is 4.15% for the MPM U.S. Pension Plan and 4.10% for the MPM Supplementary Pension Plan. The post-retirement mortality assumption is based on the RP2014 base table with generational projection using scale MP2014.

(3)	These NEOs are not participants in the MPM U.S. Pension Plan or the MPM Supplementary Pension Plan because they were hired after the plans were frozen for participation.
Narrative to Pension Benefits Table
MPM U.S. Pension Plan and MPM Supplementary Pension Plan
Benefits for U.S. salaried exempt associates under the MPM U.S. Pension Plan were frozen as of August 31, 2012. Benefits under the MPM Supplementary Pension Plan were frozen as of December 31, 2011. Although affected participants will continue to earn vesting credits under the plans, no additional benefit service will be credited following the dates of the freeze.
The MPM U.S. Pension Plan provides benefits based primarily on a formula that takes into account the participant's highest 60-month average compensation earned during the final 120 months of service times years of credited benefit service. Eligible compensation under this formula includes base salary and one-half of the eligible annual incentive payments, subject to the IRS-prescribed limit applicable to tax-qualified plans. U.S. associates who are classified as exempt associates, including the participating NEO, are generally eligible to retire under the MPM U.S. Pension Plan with unreduced benefits at age 65 (or at age 62 with 25 years of vesting service if hired before January 1, 2005).
The MPM Supplementary Pension Plan is an unfunded non-qualified pension plan that provides benefits in excess of IRS-prescribed limits for the qualified pension plans. Participants are generally not eligible for benefits under the MPM Supplementary Pension Plan if they leave the Company prior to reaching age 60, except in the event that the Company terminates the participant's employment without cause following five or more years of service. The normal retirement age as defined in this Plan is 65; however, for participants hired before 2005, early unreduced retirement is permitted at age 60, and benefits must commence the January 1 following the later of termination of employment and attainment of age 60. Participants hired after 2004 can retire with an unreduced benefit following attainment of 25 years of service. These supplemental benefits are paid in the form of an annuity with joint and survivor benefits for married participants.
For a discussion of the assumptions applied in calculating the present value of benefits reported in the table above for participating Named Executives, please see Note 15 to the Consolidated Financial Statements included in Part II of Item 8 herein.
Hexion U.S. Pension Plan and Hexion Supplemental Plan
The benefits associated with the Hexion U.S. Pension Plan and Hexion Supplemental Plan were frozen June 30, 2009 and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plans, no additional benefit credits will be provided. Prior to the freeze, the Hexion U.S. Pension Plan provided benefit credits equal to 3% of earnings to the extent that this credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the social security wage base to covered U.S. associates, subject to the IRS-prescribed limit applicable to tax-qualified plans.
The Hexion Supplemental Plan provided non-qualified pension benefits in excess of allowable limits for the qualified pension plans. The benefit formula mirrored the qualified Hexion U.S. Pension Plan but applied only to eligible compensation above the federal limits for qualified plans. The accrued benefits are unfunded and are paid from our general assets upon the participant's termination of employment with the Company.
Under both the Hexion U.S. Pension Plan and Hexion Supplemental Plan, eligible earnings included annual incentive awards that were paid currently, but excluded any long-term incentive awards. Historically, the accrued benefits earned interest credits based on one-year Treasury bill rates until the participant begins to receive benefit payments. Effective January 1, 2012, the plans were amended to provide a minimum interest crediting rate of 300 basis points. The interest rate determined under the plan for fiscal 2014 was 3.0%. Participants vest after the completion of three years of service.
The net present value of the Hexion pension benefits was determined based on a discount rate of 3.65% and the RPM-2007 mortality table with the projection scale.

Nonqualified Deferred Compensation – Fiscal 2014
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. Because the benefits under the Hexion Supplemental Plan and the Hexion SERP arise solely from services provided to Hexion, the costs of such plans are not allocated in any manner to MPM under the Shared Services Agreement.
NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2014

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
John G. Boss
MPM SERP	—	—	—	—	—
Brian D. Berger
MPM SERP	—	271	2	—	273
Susan Walden
MPM SERP	—	—	—	—	—
Nathan E. Fisher [2]
Hexion Supplemental Plan	—	—	300	—	25,666
Hexion SERP [1]	—	6,129	265	—	25,318
Stephen J. Psutka
MPM SERP	—	295	2	—	297
Craig O. Morrison [2]
Hexion Supplemental Plan	—	—	10,692	—	914,804
Hexion SERP [1]	—	55,014	2,199	—	212,283
William H. Carter [2]
Hexion Supplemental Plan	—	—	20,481	—	1,752,380
Hexion SERP [1]	—	32,863	1,267	—	122,878
Judith A. Sonnett [2]
Hexion Supplemental Plan	—	—	958	—	81,951
Hexion SERP [1]	—	11,828	487	—	46,863
Douglas A. Johns [2]
MPM SERP	—	14,231	211	—	24,317
_________________

(1)
The amount shown in column (c) for the MPM SERP and the Hexion SERP are included in the All Other Compensation column of the Summary Compensation Table for 2013. These amounts were earned in 2013 and credited to the accounts by the Company and Hexion, respectively, in 2014.

(2)
Nonqualified Deferred Compensation awards held by these NEOs that are denominated in equity securities of Hexion Holdings, for which neither the Company nor MPM Holdings has any liability, are not shown in this table. Such awards held by the NEOs employed by Hexion are reported in the Hexion Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Narrative to the Nonqualified Deferred Compensation Table
MPM SERP
MPM adopted the Momentive Performance Materials SERP (“MPM SERP”) in 2012 to provide certain of its executives and other highly compensated employees, including Messrs. Boss, Berger, Psutka, Johns and Ms. Walden, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MPM SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant’s SERP accounts at an interest rate determined by MPM, which has been defined as the rate equivalent to the fixed income fund of the Hexion 401(k) Plan. This deferred compensation is paid six months following termination of employment.

Hexion Supplemental Plan
Effective January 1, 2009, the benefits associated with this plan were frozen. This plan provided supplemental retirement benefits in the form of voluntary employee deferral opportunities and employer match on compensation earned above the IRS limit on qualified plans. The Hexion Supplemental Plan benefits are unfunded and paid from Hexion's general assets upon the employee’s termination of employment. Interest credits are made to the participants’ accounts at an interest rate determined by Hexion, which has been defined as the rate equivalent to the fixed income fund of the Hexion 401(k) Plan.
Hexion SERP
Hexion adopted the Hexion SERP in 2011 to provide certain of its executives and other highly compensated employees, including Messrs. Morrison, Carter, Fisher and Ms. Sonnett, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The Hexion SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant’s SERP accounts at an interest rate determined by Hexion, which has been defined as the rate equivalent to the fixed income fund of the Hexion 401(k) Plan. This deferred compensation is paid six months following termination of employment.
Potential Payments Upon Termination or Change in Control
Termination Payments
As described above, the Company or Hexion has employment agreements or employment letters with certain of our NEOs that provide for severance under certain circumstances as well as restrictive covenants. Hexion has employment agreements with Messrs. Morrison and Carter which provide that if the executive's employment is terminated by Hexion without cause or the executive resigns for good reason (as defined in their employment agreements), Hexion will provide them with continued base salary through their severance period (18 months in the case of Mr. Morrison and 24 months in the case of Mr. Carter) and a lump sum payment equal to the estimated cost for the executive to continue COBRA coverage for 18 months. In addition, any accrued but unpaid compensation through the termination dated (such as accrued but unpaid base salary, earned but unpaid bonus, and accrued and unused vacation) will be paid in a lump sum payment at the time of termination. The employment agreements also contain the following restrictive covenants:

•	a confidentiality agreement,

•
an agreement not to compete with Hexion for (i) 18 months following termination of employment, in the case of Mr. Morrison, and (ii) two years following termination of employment, in the case of Mr. Carter, and

•	a non-solicitation agreement for an additional year beyond their severance periods.

The Company has an employment agreement with Mr. Boss which provides him with 18 month of base salary in the event he is terminated without cause. Additional benefits related to executive outplacement and COBRA benefit continuation would also be included. So long as Mr. Boss has not voluntarily resigned or been terminated for cause, he is also entitled to full payment of his sign-on bonus, $800,000 of which is due to be paid to him in April 2015. In addition, in the event Mr. Boss is not granted an equity award with a target value of $8 million, he has the right under his agreement to terminate his employment for “good reason” and receive any unpaid amount of his sign-on bonus, the full amount of his severance and would not be required to repay any relocation benefits received.

Under Mr. Johns’ terms of employment, he would receive 18 months of severance if his employment is terminated from the Company without cause. Mr. Johns has an agreement not to compete with the Company and not to solicit Company associates for one year following termination for any reason, as well as a confidentiality agreement.
Under applicable corporate severance guidelines based on the executive's position and length of service, Mses. Walden and Sonnett and Messrs. Berger, Fisher, Psutka, Morrison and Carter and Johns are entitled to cash severance payments in the event their employment is terminated without cause. Severance payments under such guidelines are conditioned on the executive's compliance with non-competition and non-solicitation covenants.

The following table describes payments our NEOs would have received had the individual’s employment been terminated without cause, or in the case of Messrs. Morrison and Carter, by the executive for good reason, as of December 31, 2014.

Name	Cash Severance ($) (1)	Estimated Value of Non-Cash Benefits ($) (2)	2014 ICP ($) (3)	2007 Long-Term Plan ($) (4)	Hexion 2004 DC Plan ($) (5)	MPM 2007 Plan ($) (6)
John G. Boss	1,677,500	14,867	222,979	—	—	—
Brian D. Berger	184,483	13,767	30,377	—	—	—
Susan Walden	168,476	8,199	31,704	—	—	—
Nathan E. Fisher	356,036	14,538	118,743	—	11,638	—
Stephen J. Psutka	176,062	13,438	42,408	—	—	—
Craig O. Morrison	1,653,750	32,238	525,286	—	74,775	—
William H. Carter	1,573,396	24,856	299,858	—	59,820	—
Judith Sonnett	454,282	14,867	151,510	1,860	—	—
Douglas A. Johns	745,980	31,249	165,864	—	—	250,000
_____________

(1)
This column reflects cash severance payments due under the NEO's employment agreement or under applicable Hexion or MPM severance guidelines, as described above, based on salary as of December 31, 2014.

(2)	This column reflects the estimated value of health care benefits and outplacement services for the NEOs. The values are based upon the cost of such benefit at December 31, 2014.

(3)
This column reflects the amount earned by each executive under the 2014 ICP, which would be paid if he or she was employed by Hexion or MPM on December 31, 2014, but incurred a termination of employment by Hexion or MPM, as applicable, without cause prior to payment. The incentive payment is forfeited if the executive resigns or incurs a termination of employment for cause prior to payment.

(4)	This column reflects the value of the common units that would be distributed under the 2007 Long-Term Plan upon termination of employment without cause.

(5)
This column reflects the value of the common units or cash that would be distributed under the Hexion 2004 DC Plan, using the year-end unit value as determined by the Hexion Holdings’ Board of Managers, and the value of vested options granted under the Hexion 2004 Stock Plan, which, if exercised, would be distributed upon termination of employment for any reason.

(6)
This column reflects the cost of Mr. Johns’ initial investment in Hexion Holdings. Under the terms of the Old MPM Holdings Securityholders’ Agreement, he may exercise a put right and require Hexion Holdings to purchase his units at his original cost, in the event he is terminated by the Company without Cause, or leaves for Good Reason, as defined in the Securityholders’ Agreement.

In addition to these benefits, our NEOs would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason, and would also be entitled to payment for accrued but unused vacation days, if any.
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our NEOs will also be entitled to accelerate vesting of their outstanding unvested equity awards under the 2011 Equity Plan, MPM 2007 Plan and Hexion 2007 Long-Term Plan in connection with certain corporate transactions or change-in-control transactions. There was no value in any of the options held by our NEOs at December 31, 2014 because the option exercise prices all exceeded the year-end unit value as determined by the Hexion Holdings' Board of Managers for management equity purposes.

In the event of a Complete Change in Control, as defined in the 2011 Equity Plan, prior to April 1, 2015, the service component of the awards under the 2012 LTIP would be deemed satisfied and 50% of the target awards to our NEOs under that plan would vest and become payable. In such event, Mses. Walden and Sonnett and Messrs. Fisher, Psutka, Morrison, Carter, Berger and Mr. Johns would be entitled to payments of $112,500, $624,000, $491,400, $117,000, $2,625,000, $1,112,334, $125,000 and $686,400, respectively.

Director Compensation – Fiscal 2014
The following table presents information regarding the compensation earned or paid during 2014 to our directors who are not also Named Executive Officers and who served on our Board of Directors, the Board of Managers of Hexion Holdings through October 24, 2014, or the Board of Directors of MPM Holdings from October 24 through December 31, 2104.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Total ($) (h)
Mahesh Balakrishnan (2)	14,640	14,640
Bradley Bell (2)	15,102	15,102
John D. Dionne (2)	14,294	14,294
Robert Kaslow-Ramos (2)	14,525	14,525
William H. Joyce (3)	74,250	74,250
Scott M. Kleinman (4)	100,544	100,544
Julian Markby	167,006	167,006
Daniel C. Murphy (2)	14,294	14,294
Jason G. New (2)	14,525	14,525
Jonathan Rich (3)	74,250	74,250
David B. Sambur (4)	101,659	101,659
Marvin O. Schlanger (4)	90,775	90,775
Robert V. Seminara (1)(3)	69,250	69,250
Lee C. Stewart (1)	152,250	152,250
Jordan C. Zaken (1)	—	—

(1)	Messrs. Zaken, Seminara and Stewart resigned their directorships in February, October and October 2014, respectively.

(2)	The amount shown represents the fees earned by these directors for service on the MPM Holdings Board from October 24, 2014 through December 31, 2014.

(3)	The amount shown represents the fees earned by these directors for service on the Hexion Holdings Board from January 1, 2014 through October 24, 2014, 43% of which was funded by the Company.

(4)
The amount shown for these directors represents fees earned for serving on the MPM Holdings Board from October 24 through December 31, 2014 which were paid by the Company, and fees earned for serving on the Hexion Holdings Board from January 1, 2014 through October 24, 2014 which were funded 43% by the Company.

Narrative to the Director Compensation Table
Each director who was a member of our Board of Directors or the Board of Managers of Hexion Holdings in 2014, who was not an employee or officer of the Company, received an annual retainer of $75,000 payable quarterly in advance. In addition, in 2014, each such director received $2,000 for each meeting of the Board or a committee of the Board that he attended in person and $1,000 for attending teleconference meetings or for participating in regularly scheduled in-person meetings via teleconference. Directors who received compensation for serving on the Hexion Holdings Board of Managers did not receive additional compensation for serving on the Company’s Board of Directors. The fees paid to the Hexion Holdings directors for their services from January through October 24, 2014 were funded 43% by the Company and 57% by Hexion. The fees paid to Messrs. Markby and Stewart were paid 100% by the Company.
Following the Emergence Date and the appointment of a new Board of Directors, a new director compensation policy was adopted for MPM Holdings directors. Under this policy, directors receive an annual retainer of $75,000 payable quarterly in arrears and the following annual retainers for their services on Board Committees:

Committee	Member Retainer	Chairperson Retainer
Audit	$10,000	$15,000
Compensation	7,500	12,500
Environmental, Health & Safety	5,000	10,000
Nominating & Governance	5,000	10,000
Retainer amounts payable with respect to any partial quarter of service are pro-rated to reflect the number of days served by the director during such quarter. Directors are also entitled to participate in equity-related programs that may be approved by the Compensation Committee from time to time. There were no such programs in place for directors during 2014 and none of our directors holds stock or option awards in securities of the Company or MPM Holdings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Sambur and Balakrishnan, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P. and Oaktree Capital Management, two of MPM Holdings’ shareholders. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
MPM Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of MPM Holdings common stock, as of March 1, 2015, and shows the number of shares of common stock and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of MPM Holdings Inc.;

•	each of MPM’s 2014 Named Executive Officers;

•	each current member of our and the MPM Holdings Board of Directors; and

•	all of the executive officers and members of the Board of Directors of MPM and MPM Holdings as a group.

As of March 1, 2015, MPM Holdings Inc. had 47,989,000 common shares issued and outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common stock and has not pledged any such stock as security.

Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Euro VI (BC) S.à r.l (1)	19,084,966	39.77%
OCM Opps MTIV Holdings, LLC (2)	6,551,657	13.65%
Pentwater Capital Management (3)	3,440,525	7.17%
GSO Capital Partners (4)	3,279,600	6.83%
Carlson Capital (5)	2,402,716	5.01%
Mahesh Balakrishnan (6)	—	*
Bradley J. Bell	—	*
John G. Boss	—	*
John D. Dionne	—	*
Robert Kalsow-Ramos (7)	—	*
Scott M. Kleinman (7)	—	*
Julian Markby	—	*
Daniel C. Murphy	—	*
Jason G. New	—	*
David B. Sambur (7)	—	*
Marvin O. Schlanger	—	*
Brian D. Berger	—	*
William H. Carter	—	*
Nathan E. Fisher	—	*
Douglas A. Johns	—	*
Craig Morrison	—	*
Stephen J. Psutka	—	*
Judith Sonnett	—	*
Susan Walden	—	*
Executive Officers and Directors as a group	—	*
*    Less than 1%

(1)
AIF VI Euro Holdings, L.P. (“AIF VI Euro”) is the sole shareholder of Euro VI (BC) S.à r.l. Apollo Advisors VI (EH), L.P. (“Advisors VI (EH)”) is the general partner of AIF VI Euro, and Apollo Advisors VI (EH-GP), Ltd. (“Advisors VI (EH-GP)”) is the general partner of Advisors VI (EH). Apollo Principal Holdings III, L.P. (“Principal III”) is the sole shareholder of Advisors VI (EH-GP). Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) is the general partner of Principal III. Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI Euro, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC, and Apollo Management GP, LLC

(“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and the directors of Principal III GP, and as such may be deemed to have voting and dispositive control of the shares of common stock held of record by Euro VI (BC). The address of Euro VI BC is 7, Val Ste Croix, L-1371 Luxembourg. The address of AIF VI Euro, Advisors VI (EH), Advisors VI (EH-GP), Principal III and Principal III GP is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, KY1-9005 Grand Cayman, Cayman Islands. The address of each of Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
The manager of OCM Opps MTIV Holdings, LLC (“Opps MTIV”) is Oaktree Fund GP, LLC (“GP LLC”). The managing member of GP LLC is Oaktree Fund GP I, L.P. (“GP I”). The general partner of GP I is Oaktree Capital I, L.P. (“Capital I”). The general partner of Capital I is OCM Holdings I , LLC (“Holdings I”). The managing member of Holdings I is Oaktree Holdings, LLC (“Holdings”). The managing member of Holdings is Oaktree Capital Group, LLC (‘‘OCG”). The duly elected manager of OCG is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Larry Keele, Stephen Kaplan and David Kirchheimer. Each of the managing members, managers, general partners, and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by Opps MTIV, except to the extent of any pecuniary interest therein. Mr. Balakrishnan, an employee of Oaktree Capital Management, L. P., an affiliate of Opps MTIV, has been a Director of the Company since October 24, 2014. The business address for each of the persons and entities named in this footnote is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(3)
Includes (i) 115,210 shares held of record by Pentwater Capital Management LP as investment advisor to Pentwater Event Driven Cayman Fund Limited, (ii) 495,719 shares held of record by Oceana Master Fund Ltd., (iii) 608,466 shares held of record by Pentwater Capital Management LP acting as investment manager for and on behalf of Pentwater Event Equity Reflection Fund, a sub-fund of an Irish open ended umbrella type investment company incorporated with variable capital and with segregated liability between sub-funds, called AAI Pentwater Fund Plc, (iv) 501,359 shares held of record by Pentwater Capital Management LP as investment advisor to LMA SPC for and on behalf of MAP98 Segregated Portfolio, (v) 23,539 shares held of record by Pentwater Equity Opportunities Master Fund Ltd, (vi) 1,625,707 shares held of record by PWCM Master Fund Ltd, (vii) 10,011 shares held of record by Pentwater Merger Arbitrage Master Fund Ltd and (viii) 60,514 shares held of record by Pentwater Credit Opportunities Master Fund Ltd. Matthew C. Halboner, CIO and CEO of Pentwater Capital Management LP, exercises voting and investment control with respect to the shares held by the entities named in this footnote. Daniel C. Murphy, Portfolio Manager and Head of Fixed Income for Pentwater Capital Management, LP, has been a Director of the Company since October 24, 2014. The business address for each person and entity named in this footnote is 614 Davis St., Evanston, IL 60201.

(4)
Includes (i) 13,940 shares held of record by FS Global Credit Opportunities Fund (“FS Fund”), (ii) 771,065 shares held of record by GSO Special Situations Fund LP (“Special Situations Fund”), (iii) 49,444 shares held of record by GSO Special Situations Master Fund LP (“Special Situations Master Fund”), (iv) 865,590 shares held of record by GSO Special Situations Overseas Master Fund Ltd (“Special Situations Overseas Master Fund”), (v) 98,023 shares held of record by Steamboat Credit Opportunities Master Fund LP (“Steamboat Fund”), (vi) 120,767 shares held of record by GSO Aiguille des Grands Montets Fund I LP (“Grands Montets Fund I”), (vii) 73,922 shares held of record by each of GSO Aiguille des Grands Montets Fund II LP (“Grands Montets Fund II”) and GSO Aiguille des Grands Montets Fund III LP (“Grands Montets Fund III”), (viii) 97,090 shares held of record by GSO Cactus Credit Opportunities Fund LP (“Cactus Fund”), (ix) 134,155 shares held of record by GSO Churchill Partners LP (“Churchill Partners”), (x) 88,758 shares held of record by GSO Coastline Credit Partners LP (“Coastline Credit Partners”), (xi) 457,082 shares held of record by GSO Credit-A Partners LP (“Credit-A Partners”), and (xii) 435,842 shares held of record by GSO Palmetto Opportunistic Investment Partners LP (“Palmetto Partners”).

FS Global Advisor, LLC (“FS Advisor”) serves as the investment adviser of FS Fund. The investment committee of FS Advisor makes investment decisions on behalf of FS Advisor and has the power to vote or to direct the vote of, and to dispose or to direct the disposition of, the shares held by FS Fund. The members of the investment committee of FS Advisor are Michael C. Forman, Gerald F. Stahlecker, Zachary Klehr and Robert Hoffman. None of FS Advisor or any member of FS Advisor’s investment committee owns any shares directly, and FS Advisor and each member of FS Advisor’s investment committee disclaims beneficial ownership of the shares held by FS Fund, except, in the case of the members of FS Advisor’s investment committee, to the extent of their pecuniary interest therein. The business address of FS Fund, FS Advisor and each member of FS Advisor’s investment committee is 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
GSO Capital Partners LP (“GSO Capital Partners”) is the non-discretionary investment subadviser to FS Advisor. GSO Capital Partners votes at the direction of FS Advisor. GSO Capital Partners is the investment adviser to Special Situations Fund, Special Situations Master Fund, Special Situations Overseas Master Fund, Steamboat Fund, Grands Montets Fund I, Grands Montets Fund II, Grands Montets Fund III, Cactus Fund, Churchill Partners, Coastline Credit Partners, Credit-A Partners and Palmetto Partners. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners. Blackstone Holdings I L.P. (“Blackstone I”) is the sole member of GSO Advisor. Blackstone Holdings I/II GP Inc. (“Blackstone I/II GP”) is the general partner of Blackstone I. The Blackstone Group L.P. (“Blackstone Group”) is the controlling shareholder of Blackstone I/II GP. Blackstone Group Management L.L.C. (“Blackstone Group Management”) is the general partner of Blackstone Group. Blackstone Group Management is controlled by Stephen A. Schwarzman, one of its founders. Each of Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover is an executive of GSO Capital Partners and may be deemed to have shared voting power and/or investment power with respect to the shares held by funds managed or advised by GSO Capital Partners. Each of such persons disclaims beneficial ownership of the shares directly held by such funds (other than such funds to the extent of their direct holdings).

Jason New, Senior Managing Director of Blackstone Group (an affiliate of GSO Capital Partners), has been a Director of the Company since October 24, 2014. Mr. New disclaims any beneficial ownership of the shares of our common stock held by the foregoing entities. In the ordinary course of business, GSO Capital Partners and its affiliates, including Blackstone Group manage, advise or sub-advise certain funds whose portfolio companies may have relationships with the Company. The business address for each of the persons and entities named in this footnote, unless otherwise stated, is 345 Park Avenue, 31st Floor, New York, NY 10154.

(5)
Includes (i) 2,294,199 shares held of record by Double Black Diamond Offshore Ltd. (“Double Black Diamond”), of which 1,333,695 shares may be offered for sale, and (ii) 108,517 shares held of record by Black Diamond Offshore Ltd. (“Black Diamond”), of which 63,530 shares may be offered for sale. The investment advisor of each of Black Diamond and Double Black Diamond is Carlson Capital, L.P., and the general partner of Carlson Capital, L.P. is Asgard Investment Corp. II. The sole stockholder of Asgard Investment Corp. II. is Asgard Investment Corp., and Clint D. Carlson is its controlling person. The business address of each person and entity named in this footnote is 2100 McKinney Ave, Suite 1800, Dallas, TX 75201.

(6)	The address for Mr. Balakrishnan is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(7)	The address of each of Messrs. Kalsow-Ramos, Kleinman and Sambur is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(8)	The address for Messrs. Boss, Berger, Morrison, Carter, Johns and Fisher and Mses. Walden and Sonnett is c/o Momentive Performance Materials Inc., 260 Hudson River Road, Waterford, NY 12188.
Equity Compensation Plans
In March 2015, the MPM Holdings Board of Directors adopted a Management Equity Plan, which provides for the grant of various equity awards to persons or entities who provide services to MPM Holdings or its affiliates. At the time of this filing, there have been no awards granted under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
We and Old MPM Holdings have entered into various agreements with GE and Apollo and their affiliates on terms which management has concluded are fair to us. Agreements with GE and its affiliates were entered into primarily in connection with the GE Advanced Materials Acquisition. Agreements with Apollo and its affiliates were entered into primarily in connection with the GE Advanced Materials Acquisition and the prior combination of MPM and Hexion.
Apollo Management Agreement

We were subject to a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. We also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provided for annual fees of $4 million plus out of pocket expenses, payable in one lump sum annually, and provided for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by us. This annual management fee was waived for 2014.
In connection with our emergence from Chapter 11, the management agreement was terminated pursuant to the Confirmation Order, effective as of the Petition Date.

Transactions with Hexion
Shared Services Agreement
On October 1, 2010, we entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion.
Pursuant to this agreement, for the year ended December 31, 2014 we incurred approximately $99 million of net costs for shared services and Hexion incurred approximately $131 million of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2014, were net billings from Hexion to us of $49 million to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 57% for Hexion and 43% for us, as well as to reflect costs allocated 100% to one party. We had accounts payable to Hexion of $9 million at December 31, 2014. During the year ended December 31, 2014, we realized approximately $1 million in cost savings as a result of the Shared Services Agreement.
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

Purchases and Sales of Products and Services with Hexion
We also sell products to, and purchase products from, Hexion pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. A subsidiary of ours also acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements were determined by a formula based on the weighted average sales price of the applicable product less a margin. The Distribution Agreements had initial terms of 3 years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, we sold $8 million of products to Hexion during 2014, and purchased less than $1 million of products from Hexion. As of December 31, 2014, we had $2 million of accounts receivable from Hexion and less than $1 million of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, we entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of our manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, we also entered into a site services agreement whereby we will provide to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. We received less than $1 million from Hexion under this agreement during the year ended December 31, 2014.

In April 2014, we sold 100% of our interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12 million. As a part of the transaction we also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of our products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. We compensate the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During 2014, we sold approximately $29 million of products to Hexion under this distribution agreement, and paid less than $1 million to Hexion as compensation for acting as distributor of the products. As of December 31, 2014, we had $2 million of accounts receivable from Hexion related to the distribution agreement.
Transactions with Affiliates other than Hexion

We sell products to various Apollo and GE (who was a related party until October 24, 2014) affiliates other than Hexion. These sales were $11 million for the year ended December 31, 2014. We had accounts receivable from these affiliates of $1 million at December 31, 2014. We also purchase products and services from various affiliates other than Hexion. These purchases were $13 million for the year ended December 31, 2014. We had accounts payable to these affiliates of less than $1 million at December 31, 2014.
Other Transactions and Arrangements
In April 2014, we entered into an accounts receivable purchase and sale agreement with Superholdco Finance Corp. (“Finco”), a newly formed subsidiary of Hexion Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, we sold approximately $51 million of accounts receivable to Finco, and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables were fully collected by Finco. The agreement also appointed us to act as the servicer of the receivables on behalf of Finco.
In March 2014, we entered into an Employee Services Agreement with Hexion Holdings, Hexion and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp”), a subsidiary of Hexion Holdings (the “Services Agreement”). The Services Agreement provided for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to us and set forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, we agreed to pay 100% of Mr. Boss’ costs of employment which are comprised of “covered costs” including an annual base salary of $585,000, a sign-on bonus of $1.3 million payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In December 2014, Mr. Boss was appointed as Chief Executive Officer and President of the Company, In connection with the appointment, MPM Holdings assumed from Hexion Holdings the terms of the accepted offer of employment with Mr. Boss. We paid less than $1 million under this agreement during the year ended December 31, 2014.
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

Our Certificate of Incorporation also requires that any transaction between the Company and any stockholder or affiliate thereof be approved by a majority of the directors who are not appointed by and are not otherwise affiliated with the related party, subject to certain exceptions including for transactions that involve payments or value equal to or less than $1,750,000.
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our Board of Directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, Messrs. Bell, Dionne and Markby are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2014 and 2013.

(in millions)	PwC
	2014	2013
Audit fees (1)	$5.7	$1.7
Audit related fees (2)	0.1	0.1
Tax fees (3)	0.5	0.2
Total	$6.3	$2.0

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

(3)	Exhibits Required by SEC Regulation S-K—The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (formerly known as Nautilus Holdings Acquisition Corp.)	S-4	333-146093	2.1	9/14/2007
2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4	333-146093	2.2	9/14/2007
2.3	Joint Chapter 11 Plan of Reorganization for Momentive Performance Materials Inc. and its Affiliated Debtors, dated September 24, 2014	S-4	333-146093	2.1	10/28/2014
2.4	Confirmation Order, dated September 11, 2014	8-K	333-146093	2.2	10/28/2014
3.1	Amended and Restated Certificate of Incorporation of Momentive Performance Materials Inc.	8-K	333-146093	3.1	10/28/2014
3.2	Amended and Restated By-laws of Momentive Performance Materials Inc.	8-K	333-146093	3.2	10/28/2014
4.1	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $1,100,000,000 First-Priority Senior Secured Notes due 2021	8-K	333-146093	4.1	10/28/2014
4.2	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $250,000,000 Second-Priority Senior Secured Notes due 2022	8-K	333-146093	4.2	10/28/2014
4.3	First Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.3	10/28/2014
4.4	Second Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.4	10/28/2014
4.5	ABL Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Facility Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Applicable First-Lien Agent and First-Lien Collateral Agent, Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.5	10/28/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.6	Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Credit Agreement Agent and as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as First-Lien Notes Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and as Collateral Agent, Momentive Performance Materials Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.6	10/28/2014
10.1*	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4	333-146093	10.3	10/11/2007
10.2*	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc.	S-4	333-146093	10.4	10/11/2007
10.3	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG)	S-4	333-146093	10.5	9/14/2007
10.4†	2007 Long-Term Incentive Plan	S-4	333-146093	10.6	9/14/2007
10.5†	Form of Non-Qualified Stock Option Agreement	S-4	333-146093	10.7	9/14/2007
10.6†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)	S-4	333-146093	10.8	9/14/2007
10.7†	Form of Subscription Agreement	S-4	333-146093	10.9	9/14/2007
10.8†	Form of Management Equity Investment and Incentive Acknowledgment	10-K	333-146093	10.24	3/8/2010
10.9†	Form of Global Amendment to Nonqualified Stock Option Agreement	10-K	333-146093	10.25	3/8/2010
10.10†	Summary of Terms of Severance Benefits Amendment for Douglas Johns effective October 1, 2010	10-K	333-146093	10.29	2/25/2011
10.11†	Momentive Performance Materials Holdings LLC 2011 Equity Plan	S-4	333-146093	10.32	3/18/2011
10.12†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.33	3/18/2011
10.13†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.34	3/18/2011
10.14†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.35	3/18/2011
10.15†	Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-146093	10.36	3/18/2011
10.16	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	333-146093	10.2	3/17/2011
10.17†	Amended and Restated Momentive Performance Materials Inc. Supplementary Pension Plan, effective December 31, 2011	8-K	333-146093	99.1	1/6/2012
10.18†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012	8-K	333-146093	99.1	1/6/2012
10.19†	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan	10-Q	333-146093	10.4	8/8/2012
10.20†	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	333-146093	10.1	3/6/2013
10.21†	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	333-146093	10.2	3/6/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.22†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	333-146093	10.3	3/6/2013
10.23†	Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	333-146093	10.38	4/1/2013
10.24†	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan	10-K	333-146093	10.39	4/1/2013
10.25*	Amendment No. 1 to Trademark License Agreement dated December 3, 2006 by and among GE Monogram Licensing International, Momentive Performance Materials Inc. and General Electric Company, effective as of May 17, 2013	10-Q	333-146093	10.1	8/13/2013
10.26†	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan	10-K	333-146093	10.46	4/11/2014
10.27†	Offer Letter Agreement, dated March 14, 2014, between Momentive Performance Materials Holdings LLC and Jack Boss	10-K	333-146093	10.47	4/11/2014
10.28	Employee Services Agreement, dated as of March 25, 2014, among Momentive Performance Materials Holdings LLC, Momentive Performance Materials Holdings Employee Corporation, Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	10-K	333-146093	10.48	4/11/2014
10.29	Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein	8-K	333-146093	10.3	4/17/2014
10.30
First Amendment to Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of May 12, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials Inc., Momentive Performance Materials GmbH, Momentive Performance Materials Quartz GmbH, Momentive Performance Materials Nova Scotia ULC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders under the Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014
		10-Q	333-146093	10.13	8/13/2014
10.31
Waiver, dated as of October 24, 2014 with respect to the Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset- Based Revolving Credit Agreement dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein
		8-K	333-146093	10.1	10/28/2014
10.32	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. party thereto	8-K	333-146093	10.2	10/28/2014
10.33†	MPM Holdings Inc. 2015 Incentive Compensation Plan					X
10.34†	MPM Holdings Inc. Long-Term Cash Incentive Plan					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.35†	MPM Holdings 2015 Modification to 2012 Cash Long-Term Incentive Award					X
10.36†	MPM Holdings Inc. Management Equity Plan					X
10.37†	MPM Holdings Inc. Form of Nonqualified Stock Option Grant Certificate					X
10.38†	MPM Holdings Inc. Form of Restricted Stock Unit Grant Certificate					X
10.39†	MPM Holdings Inc. Form of Director Restricted Stock Unit Grant Certificate					X
10.40†	Form of 2015 Cash-Based Long-Term Incentive Award Agreement					X
12.1	Ratio of earnings to fixed charges					X
14.1	Code of Conduct	S-4	333-146093	14.1	9/14/2007
21.1	List of Subsidiaries of Momentive Performance Materials Inc.					X
31.1	Rule 13a-14 Certifications:					X
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
99.1	Section 13(r) Disclosure					X
101.INS††	XBRL Instance Document					X
101.SCH††	XBRL Schema Document					X
101.CAL††	XBRL Calculation Linkbase Document					X
101.LAB††	XBRL Label Linkbase Document					X
101.PRE††	XBRL Presentation Linkbase Document					X
101.DEF††	XBRL Definition Linkbase Document					X

*	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

†	Indicates a management contract or compensatory plan or arrangement.

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

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	March 30, 2015	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015
John G. Boss

/s/ Brian D. Berger	Interim Chief Financial Officer (Principal Financial Officer)	March 30, 2015
Brian D. Berger

/s/ Billie Jo Cuthbert	Controller (Principal Accounting Officer)	March 30, 2015
Billie Jo Cuthbert

/s/ Mahesh Balakrishnan	Director of MPM Holdings Inc.	March 30, 2015
Mahesh Balakrishnan

/s/ Bradley J. Bell	Director of MPM Holdings Inc.	March 30, 2015
Bradley J. Bell

/s/ John D. Dionne	Director of MPM Holdings Inc.	March 30, 2015
John D. Dionne

/s/ Robert Kalsow-Ramos	Director of MPM Holdings Inc.	March 30, 2015
Robert Kalsow-Ramos

/s/ Scott M. Kleinman	Director of MPM Holdings Inc.	March 30, 2015
Scott M. Kleinman

/s/ Julian Markby	Director of MPM Holdings Inc.	March 30, 2015
Julian Markby

/s/ Danial C. Murphy	Director of MPM Holdings Inc.	March 30, 2015
Daniel C. Murphy

/s/ Jason G. New	Director of MPM Holdings Inc.	March 30, 2015
Jason G. New

/s/ David B. Sambur	Director of MPM Holdings Inc.	March 30, 2015
David B. Sambur

/s/ Marvin O. Schlanger	Director of MPM Holdings Inc.	March 30, 2015
Marvin O. Schlanger