Form 10-Q
period 2015-03-31
Momentive Performance Materials Inc.
filed 2015-05-15
CIK 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The number of shares of common stock of the Company, par value $0.01 per share, outstanding as of the close of business on May 8, 2015, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.

MOMENTIVE PERFORMANCE MATERIALS INC.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4 and $5, respectively)	$190	$228
Accounts receivable (net of allowance for doubtful accounts of less than $1)	339	324
Inventories:
Raw materials	140	144
Finished and in-process goods	280	258
Deferred income taxes	35	33
Other current assets	53	60
Total current assets	1,037	1,047
Investment in unconsolidated entities	19	18
Deferred income taxes	12	14
Other long-term assets	29	27
Property and equipment:
Land	75	75
Buildings	292	295
Machinery and equipment	789	799
	1,156	1,169
Less accumulated depreciation	(39)	(17)
	1,117	1,152
Goodwill	216	218
Other intangible assets, net	387	408
Total assets	$2,817	$2,884
Liabilities and Equity
Current liabilities:
Accounts payable	$219	$223
Debt payable within one year	36	38
Interest payable	24	11
Income taxes payable	8	7
Deferred income taxes	16	18
Accrued payroll and incentive compensation	66	57
Other current liabilities	75	82
Total current liabilities	444	436
Long-term liabilities:
Long-term debt	1,169	1,163
Pension liabilities	342	352
Deferred income taxes	104	98
Other long-term liabilities	58	66
Total liabilities	2,117	2,115
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	857	857
Accumulated other comprehensive loss	(71)	(28)
Accumulated deficit	(86)	(60)
Total equity	700	769
Total liabilities and equity	$2,817	$2,884
See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	Successor	Predecessor
(In millions)	2015	2014
Net sales	$579	$605
Cost of sales	479
Gross profit	100
Cost of sales, excluding depreciation and amortization		434
Selling, general and administrative expense	74	79
Depreciation and amortization expense		41
Research and development expense	18	20
Restructuring and other costs	4	4
Other operating income, net	(7)	—
Operating income	11	27
Interest expense, net	19	76
Other non-operating expense, net	4	—
Reorganization items, net	5	—
Loss before income taxes and earnings from unconsolidated entities	(17)	(49)
Income tax expense	10	8
Loss before earnings from unconsolidated entities	(27)	(57)
Earnings from unconsolidated entities, net of taxes	1	1
Net loss	$(26)	$(56)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	Successor	Predecessor
(In millions)	2015	2014
Net loss	$(26)	$(56)
Other comprehensive loss, net of tax:
Foreign currency translation	(43)	(15)
Gain recognized from pension and postretirement benefits	—	1
Other comprehensive loss	(43)	(14)
Comprehensive loss	$(69)	$(70)

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	Successor	Predecessor
(In millions)	2015	2014
Cash flows used in operating activities
Net loss	$(26)	$(56)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	41
Deferred income tax expense	4	6
Unrealized foreign currency losses (gains)	7	(23)
Amortization of debt discount	6	—
Other non-cash adjustments	(2)	—
Net change in assets and liabilities:
Accounts receivable	(26)	(30)
Inventories	(34)	(22)
Accounts payable	14	—
Due to/from affiliates	(5)	3
Income taxes payable	(4)	—
Other assets, current and non-current	3	10
Other liabilities, current and non-current	23	3
Net cash used in operating activities	(3)	(68)
Cash flows used in investing activities
Capital expenditures	(27)	(27)
Purchases of intangible assets	(1)	—
Net cash used in investing activities	(28)	(27)
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(2)	4
Borrowings of long-term debt	—	105
Borrowings from parent	—	9
Net cash (used in) provided by financing activities	(2)	118
(Decrease) increase in cash and cash equivalents	(33)	23
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
Cash and cash equivalents (unrestricted), beginning of period	223	89
Cash and cash equivalents (unrestricted), end of period	$186	$111
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1	$64
Income taxes, net of refunds	7	2
Non-cash investing activity:
Capital expenditures included in accounts payable	$11	$11

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2014	$—	$857	$(28)	$(60)	$769
Net loss	—	—	—	(26)	(26)
Other comprehensive loss	—	—	(43)	—	(43)
Balance as of March 31, 2015	$—	$857	$(71)	$(86)	$700

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share date)
1. Business and Basis of Presentation
Based in Waterford, New York, Momentive Performance Materials Inc. (the “Company” or “MPM”) is comprised of two reportable segments: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
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
As a result of the Company’s reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date”) in accordance with the plan of reorganization (the “Plan”), the Company’s direct parent is MPM Intermediate Holdings Inc., a holding company and wholly owned subsidiary of MPM Holdings Inc. (“MPM Holdings”), the ultimate parent entity of MPM. Prior to our reorganization, we, through a series of intermediate holding companies, were controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
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
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2015 through May 15, 2015, the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The tentative revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of  extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on the Company’s financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-02 are not expected to have a significant impact on the Company’s financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2015-03 on its financial statements.
3. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Filing are classified as “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2015, “Reorganization items, net” primarily included professional fees and rating fees for the new first and second lien notes issued on the Emergence Date.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
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

Pursuant to the Shared Services Agreement, during the three months ended March 31, 2015 and 2014, the Company incurred approximately $25 of net costs for shared services and Hexion incurred approximately $31 and $33, respectively, of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2015 and 2014, were net billings from Hexion to the Company of $17 and $9, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $6 and $9 at March 31, 2015 and December 31, 2014, respectively, and no accounts receivable from Hexion.
Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchases products from Hexion, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of three years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. Additionally, a subsidiary of the Company has acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). The Distribution Agreements had initial terms of three years and was terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, during both the three months ended March 31, 2015 and 2014, the Company sold $2 of products to Hexion and purchased less than $1. As of March 31, 2015 and December 31, 2014, the Company had less than $1 and $2, respectively, of accounts receivable from Hexion and less than $1 of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it provides to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, amongs others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during the three months ended March 31, 2015. No amounts were transacted under these agreements during the three months ended March 31, 2014.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three months ended March 31, 2015, the Company sold approximately $7 of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of March 31, 2015 and December 31, 2014, the Company had $3 and $2, respectively, of accounts receivable from Hexion related to the distribution agreement.
Transactions with Affiliates Other Than Hexion
Purchases and Sales of Products and Services
The Company sells products to various affiliates other than Hexion. These sales were less than $1 and $3 for the three months ended March 31, 2015 and 2014, respectively. Receivables from these affiliates were less than $1 and $1 at March 31, 2015 and December 31, 2014, respectively. The Company also purchases products and services from various affiliates other than Hexion. These purchases were $1 and $3 for the three months ended March 31, 2015 and 2014, respectively. The Company had accounts payable to these affiliates of less than $1 as of both March 31, 2015 and December 31, 2014.
Transactions and Arrangements with Parent and its Subsidiaries
In March 2014, the Company entered into an Employee Services Agreement with Hexion Holdings, Hexion and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp.”), a subsidiary of Hexion Holdings (the “Services Agreement”).  The Services Agreement provided for the executive services of Mr. Jack Boss, who was then employed by Employee Corp., to be made available to the Company and set forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President, Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agreed to pay 100% of Mr. Boss’s costs of employment which are comprised of “Covered Costs” including an annual base salary of $585 thousand, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In December 2014, Mr. Boss was appointed as Chief Executive Officer and President of the Company, In connection with the appointment, MPM Holdings assumed from Hexion Holdings the terms of the accepted offer of employment with Mr. Boss. The Company paid less than $1 under this agreement during both the three months ended March 31, 2015 and 2014.

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

Recurring Fair Value Measurements
At both March 31, 2015 and December 31, 2014, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2015.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2015
Debt	$1,205	$—	$1,209	$—	$1,209
December 31, 2014
Debt	$1,201	$—	$1,166	$—	$1,166
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Fair values of debt are based upon the aggregate principal amount of each instrument, and do not include any unamortized debt discounts or premiums. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

6. Debt Obligations

As of March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at March 31, 2015 were $67, leaving an unused borrowing capacity of $203.
As of March 31, 2015, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
Debt outstanding at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015		December 31, 2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $136 and $140 of unamortized debt discount, respectively)	964	—	960	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $45 and $47 of unamortized debt discount, respectively)	205	—	203	—
Other Borrowings:
China bank loans	—	32	—	32
Other	—	4	—	6
Total debt	$1,169	$36	$1,163	$38
7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $6 and $5 at March 31, 2015 and December 31, 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower court’s adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of March 31, 2015, the total potential assessment, including penalties and interest, is €45, or approximately $48, of which €30, or approximately $32, relates to the period of ownership subsequent to the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”).
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of March 31, 2015. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition. The Company is currently evaluating the impact of this agreement on its potential exposure.

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both March 31, 2015 and December 31, 2014, the Company had recognized obligations of $13 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, this liability was recorded at its net present value of $8, which assumes a 3% discount rate and a time period of 50 years. The undiscounted obligations, which are expected to be paid over the next 50 years, are approximately $17. Over the next five years the Company expects to make ratable payments totaling $2.
Subsequent Event

In April 2015, we entered into a new long-term purchase agreement with Unimin, a major supplier of sand used in the Company’s Quartz business. The agreement is effective as of January 1, 2013 and expires on December 31, 2016.
8. Equity Plans and Stock Based Compensation
Management Equity Plan
On March 12, 2015, the Board of Directors of MPM Holdings approved the MPM Holdings Inc. Management Equity Plan (the “MPMH Equity Plan”). Under the MPMH Equity Plan, MPM Holdings can award no more than 3,818,182 shares which may consist of options, restricted stock units, restricted stock and other stock-based awards. The restricted stock units are non-voting units of measurement which are deemed to be equivalent to one common share of MPM Holdings. The options are options to purchase common shares of MPM Holdings. The awards contain restrictions on transferability and other typical terms and conditions.
On April 10, 2015, the Compensation Committee of the Board of Directors of MPM Holdings approved grants under the MPMH Equity Plan of restricted stock units and options to certain of the Company’s key managers, including the Company’s named executive officers.
9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement benefit expense for the three months ended March 31, 2015 and 2014:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	Successor		Predecessor		Successor		Predecessor
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$2	$2	$2	$—	$—	$1	$—
Interest cost on projected benefit obligation	2	1	2	1	1	—	1	—
Expected return on assets	(2)	—	(2)	—	—	—	—	—
Net expense	$2	$3	$2	$3	$1	$—	$2	$—

10. Segment Information
The Company’s segments are based on the products that the Company offers and the markets that it serves. At March 31, 2015, the Company’s had two reportable segments: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce.
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
In 2015, the Company redefined its internal reporting structure and now allocates additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the operating segments, such as certain shared service and administrative functions. The presentation of Segment EBITDA for the three months ended March 31, 2014 was retrospectively revised to conform with current presentation.
Net Sales(1):

	Three Months Ended March 31,
	Successor	Predecessor
	2015	2014
Silicones	$532	$557
Quartz	47	48
Total	$579	$605

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	Three Months Ended March 31,
	Successor	Predecessor
	2015	2014
Silicones	$52	$58
Quartz	11	7
Corporate	(10)	(10)
Total	$53	$55

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	Successor	Predecessor
	2015	2014
Segment EBITDA:
Silicones	$52	$58
Quartz	11	7
Corporate	(10)	(10)
Total	$53	$55

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$18
Restructuring and other costs	(4)	(4)
Reorganization items, net	(5)	—
Total adjustments	(13)	14
Interest expense, net	(19)	(76)
Income tax expense	(10)	(8)
Depreciation and amortization	(37)	(41)
Net loss	$(26)	$(56)
 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For both the three months ended March 31, 2015 and March 31, 2014, non-cash charges primarily included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. Restructuring and other costs primarily included expenses from restructuring and costs optimization programs. For the three months ended March 31, 2015, these amounts also included certain other operating charges. For the three months ended March 31, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing, which were partially offset by a gain related to a claim settlement. For the three months ended March 31, 2015, reorganization items, net included professional fees and rating fees for the new debt issued on the Emergence Date.
11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Successor			Predecessor
	2015			2014
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(29)	$(28)	$(37)	$239	$202
Other comprehensive (loss) income before reclassifications, net of tax	—	(43)	(43)	1	(15)	(14)
Amounts reclassified from Accumulated other comprehensive (loss) income, net of tax	—	—	—	—	—	—
Net other comprehensive (loss) income	—	(43)	(43)	1	(15)	(14)
Ending balance	$1	$(72)	$(71)	$(36)	$224	$188
There were no reclassifications from “Accumulated other comprehensive (loss) income” for either the three months ended March 31, 2015 or March 31, 2014.

12. Income Taxes
The effective tax rate was (59)% and (17)% for the three months ended March 31, 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. Economic pressure and volatility within certain foreign jurisdictions, including Germany and Japan, were largely responsible for the change in distribution of income between 2014 and 2015. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the three months ended March 31, 2015, income taxes included unfavorable discrete tax adjustments of $3 pertaining to a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions. For the three months ended March 31, 2014, income taxes included unfavorable discrete tax adjustments of $8 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of March 31, 2015, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
13. Guarantor/Non-Guarantor Subsidiary Financial Information
As of March 31, 2015, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $250 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing U.S. subsidiaries that is a guarantor under the Company’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of the Company under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the Company on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
MARCH 31, 2015
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$20	$4	$166	$—	$190
Accounts receivable	—	101	238	—	339
Due from affiliates	—	74	27	(101)	—
Inventories:
Raw materials	—	71	69	—	140
Finished and in-process goods	—	127	153	—	280
Deferred income taxes	—	—	35	—	35
Other current assets	—	20	33	—	53
Total current assets	20	397	721	(101)	1,037
Investment in unconsolidated entities	1,801	171	19	(1,972)	19
Deferred income taxes	—	—	12	—	12
Other long-term assets	—	10	19	—	29
Intercompany loans receivable	93	1,263	122	(1,478)	—
Property and equipment, net	—	525	592	—	1,117
Goodwill	—	105	111	—	216
Other intangible assets, net	—	160	227	—	387
Total assets	$1,914	$2,631	$1,823	$(3,551)	$2,817
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$71	$148	$—	$219
Due to affiliates	—	27	74	(101)	—
Debt payable within one year	2	—	34	—	36
Interest payable	24	—	—	—	24
Income taxes payable	—	—	8	—	8
Deferred income taxes	—	—	16	—	16
Accrued payroll and incentive compensation	—	40	26	—	66
Other current liabilities	—	29	46	—	75
Total current liabilities	26	167	352	(101)	444
Long-term liabilities:
Long-term debt	1,169	—	—	—	1,169
Intercompany loans payable	19	455	1,004	(1,478)	—
Pension liabilities	—	194	148	—	342
Deferred income taxes	—	—	104	—	104
Other long-term liabilities	—	14	44	—	58
Total liabilities	1,214	830	1,652	(1,579)	2,117
Total equity	700	1,801	171	(1,972)	700
Total liabilities and equity	$1,914	$2,631	$1,823	$(3,551)	$2,817

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEET

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$78	$10	$140	$—	$228
Accounts receivable	—	92	232	—	324
Due from affiliates	—	73	25	(98)	—
Inventories:
Raw materials	—	65	79	—	144
Finished and in-process goods	—	123	135	—	258
Deferred income taxes	—	28	5	—	33
Other current assets	—	26	34	—	60
Total current assets	78	417	650	(98)	1,047
Investment in unconsolidated entities	1,852	—	18	(1,852)	18
Deferred income taxes	—	—	14	—	14
Other long-term assets	—	10	17	—	27
Intercompany loans receivable	92	1,766	52	(1,910)	—
Property and equipment, net	—	528	624	—	1,152
Goodwill	—	104	114	—	218
Other intangible assets, net	—	163	245	—	408
Total assets	$2,022	$2,988	$1,734	$(3,860)	$2,884
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$9	$80	$134	$—	$223
Due to affiliates	—	26	72	(98)	—
Debt payable within one year	4	—	34	—	38
Interest payable	11	—	—	—	11
Income taxes payable	—	—	7	—	7
Deferred income taxes	—	—	18	—	18
Accrued payroll and incentive compensation	—	35	22	—	57
Other current liabilities	1	28	53	—	82
Total current liabilities	25	169	340	(98)	436
Long-term liabilities:
Long-term debt	1,163	—	—	—	1,163
Intercompany loans payable	63	475	1,372	(1,910)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	258	—	(258)	—
Pension liabilities	—	191	161	—	352
Deferred income taxes	—	28	70	—	98
Other long-term liabilities	2	15	49	—	66
Total liabilities	1,253	1,136	1,992	(2,266)	2,115
Total equity (deficit)	769	1,852	(258)	(1,594)	769
Total liabilities and equity (deficit)	$2,022	$2,988	$1,734	$(3,860)	$2,884

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
THREE MONTHS ENDED MARCH 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$275	$449	$(145)	$579
Cost of sales	—	240	384	(145)	479
Gross profit	—	35	65	—	100
Selling, general and administrative expense	—	44	30	—	74
Research and development expense	—	11	7	—	18
Restructuring and other costs	—	4	—	—	4
Other operating income, net	(2)	(2)	(3)	—	(7)
Operating income (loss)	2	(22)	31	—	11
Interest expense (income), net	19	(19)	19	—	19
Other non-operating expense (income), net	—	6	(2)	—	4
Reorganization items, net	—	5	—	—	5
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(17)	(14)	14	—	(17)
Income tax expense	—	—	10	—	10
(Loss) income before (losses) earnings from unconsolidated entities	(17)	(14)	4	—	(27)
(Losses) earnings from unconsolidated entities, net of taxes	(9)	5	1	4	1
Net (loss) income	$(26)	$(9)	$5	$4	$(26)
Comprehensive (loss) income	$(69)	$(51)	$9	$42	$(69)

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
THREE MONTHS ENDED MARCH 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$265	$481	$(141)	$605
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	190	385	(141)	434
Selling, general and administrative expense	8	43	28	—	79
Depreciation and amortization expense	—	17	24	—	41
Research and development expense	—	12	8	—	20
Restructuring and other costs	1	1	2	—	4
Operating (loss) income	(9)	2	34	—	27
Interest expense (income), net	73	(39)	42	—	76
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(82)	41	(8)	—	(49)
Income tax expense	—	2	6	—	8
(Loss) income before earnings (losses) from unconsolidated entities	(82)	39	(14)	—	(57)
Earnings (losses) from unconsolidated entities, net of taxes	26	(13)	1	(13)	1
Net (loss) income	$(56)	$26	$(13)	$(13)	$(56)
Comprehensive (loss) income	$(70)	$11	$(28)	$17	$(70)

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
THREE MONTHS ENDED MARCH 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(56)	$8		$45		$—	$(3)
Cash flows used in investing activities:
Capital expenditures	—	(11)		(16)		—	(27)
Purchases of intangible assets	—	(1)		—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	—	11	(a)	—		(11)	—
	—	(1)		(16)		(11)	(28)
Cash flows used in financing activities:
Net short-term debt repayments	(2)	—		—		—	(2)
Net intercompany loan (repayments) borrowings	—	(12)		12		—	—
Return of capital to parent from sales of accounts receivable	—	—		(11)	(a)	11	—
	(2)	(12)		1		11	(2)
(Decrease) increase in cash and cash equivalents	(58)	(5)		30		—	(33)
Effect of exchange rate changes on cash and cash equivalents	—	—		(4)		—	(4)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$20	$4		$162		$—	$186
Supplemental disclosures of cash flow information
Non-cash financing activity:
Intercompany loan capitalization	$—	$(420)		$420		$—	$—

(a)
During the three months ended March 31, 2015, Momentive Performance Materials USA LLC contributed receivables of $11 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
THREE MONTHS ENDED MARCH 31, 2014
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

(a)
During the three months ended March 31, 2014, Momentive Performance Materials USA LLC contributed receivables of $15 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the first quarter of 2015” refers to the three months ended March 31, 2015 and “the first quarter of 2014” refers to the three months ended March 31, 2014.
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
Overview and Outlook
Business Overview
Momentive Performance Materials Inc., a Delaware corporation, together with its subsidiaries (collectively referred to herein as “we,” “us,” “our,” “MPM” or the “Company”) is one of the world’s largest producers of silicones, silicone derivatives and organofunctional silanes and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones and silanes are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, polyurethane foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones and silanes, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,500 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, SABIC, The Home Depot and Lowe's.
First Quarter of 2015 Overview

•
Net Sales—Net sales decreased $26 in the first quarter of 2015 as compared to the first quarter of 2014. The decrease was primarily driven by unfavorable exchange rate fluctuations which were primarily due to the strengthening of the U.S. dollar against the euro and Japanese yen, partially offset by favorable price and mix fluctuations driven by growth in NXT* Silanes and liquid silicone rubber sales.

•
Segment EBITDA—Segment EBITDA decreased $2 in the first quarter of 2015 as compared to the first quarter of 2014, due primarily to net unfavorable exchange rate fluctuations and an increase processing costs to improve plant reliability and support new investments and growth. These were partially offset by a one-time settlement gain and deflation in certain of our raw material inputs.

•	Recently completed growth initiatives include:

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
During the remainder of 2015, we expect continued growth in demand in our specialty silicones businesses, particularly as we continue our investment in developing new products to support future growth. However, we expect continued softness in semiconductor capital equipment and specialty solar demand and further delay in recovery in these markets to adversely affect volumes in our Quartz business in 2015. Overall, we expect slight increases in volumes in 2015 as compared to 2014 due to expected growth within the construction, consumer and transportation markets. In addition, as we have emerged from Chapter 11 bankruptcy, we expect the related one-time negative impacts on our business to subside in 2015. We expect the increase in liquidity and lower debt service requirements resulting from our successful restructuring efforts to increase our future operational and financial flexibility. As a result, we are well positioned to leverage our leadership positions, optimize our portfolio and drive new growth programs.
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
Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. As of March 31, 2015, we have realized a total of approximately $65 of cost savings in connection with the Shared Services Agreement on a run-rate basis, and expect the savings from these synergies to continue. Despite the Bankruptcy Filing, the Shared Services Agreement has continued in effect along with the majority of the savings from these synergies. In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.

Matters Impacting Comparability of Results
Fresh Start Accounting
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
During the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, certain costs were recorded in cost of sales rather than selling, general and administrative expense in the successor period.
Other Comprehensive Loss
Our other comprehensive loss is significantly impacted by foreign currency translation. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. Prior to October 24, 2014, other comprehensive loss included the impact of defined benefit pension and postretirement benefit adjustments. Upon the application of fresh start accounting, beginning on and after October 24, 2014, actuarial gains and losses resulting from pension and postretirement liability remeasurements are recognized immediately in the Consolidated Statements of Operations, compared to our prior policy of deferring such gains and losses in accumulated other comprehensive income and amortizing them over future periods. The impact of defined benefit pension and postretirement benefit adjustments prior to October 24, 2014 were primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses were determined using various assumptions, the most significant of which were (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	Successor		Predecessor
	2015		2014
	$	% of Net Sales	$	% of Net Sales
Net sales	$579	100%	$605	100%
Cost of sales	479	83%
Gross profit	100	17%
Cost of sales, excluding depreciation and amortization			434	72%
Selling, general and administrative expense	74	13%	79	13%
Depreciation and amortization expense			41	7%
Research and development expense	18	3%	20	3%
Restructuring and other costs	4	1%	4	1%
Other operating income, net	(7)	(1)%	—	—%
Operating income	11	1%	27	4%
Interest expense, net	19	3%	76	13%
Other non-operating expense, net	4	1%	—	—%
Reorganization items, net	5	1%	—	—%
Total non-operating expense	28	5%	76	13%
Loss before income taxes and earnings from unconsolidated entities	(17)	(4)%	(49)	(9)%
Income tax expense	10	2%	8	1%
Loss before earnings from unconsolidated entities	(27)	(6)%	(57)	(10)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%
Net loss	$(26)	(6)%	$(56)	(10)%
Other comprehensive loss	$(43)		$(14)
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Net Sales
Net sales in the first quarter of 2015 decreased $26, or 4%, compared to the first quarter of 2014. These decrease was primarily due to unfavorable exchange rate fluctuations of $37 due to the strengthening of the U.S. dollar against the euro and Japanese yen in the first quarter of 2015 as compared to first quarter of 2014. This was partially offset by price and mix shift, which positively impacted net sales by $11. Sales volumes were flat as compared to the first quarter of 2014. Price and mix were positively impacted by higher sales of specialty grade products, specifically NXT* Silanes and liquid silicone rubber.
Operating Income
In the first quarter of 2015, operating income decreased $16 compared to the first quarter of 2014. Cost of sales (excluding depreciation and amortization of $27 in the successor period due to the change in presentation of depreciation and amortization, as described in Note 1 to the unaudited Condensed Consolidated Financial Statements) increased by $18 compared to the first quarter of 2014. Cost of sales was negatively impacted by increases in processing costs of $9 during the first quarter of 2015, partially offset by raw material cost deflation of $5. Cost of sales was positively impacted by favorable exchange rate fluctuations driven by the strengthening of the U.S. dollar against the euro and Japanese yen. In conjunction with the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, certain costs were recorded in cost of sales rather than in selling, general and administrative expense in the Successor period. Selling, general and administrative expense (excluding depreciation and amortization of $10 due to the presentation change discussed above) decreased by $15 compared to the first quarter of 2014. Selling, general and administrative expense in the first quarter of 2014 included foreign currency gains of approximately $22 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the Predecessor period due to the substantial doubt about our ability to continue as a going concern under our prior capital structure. Additionally, in 2015 certain costs which previously had been recorded in selling, general and administrative expense are being recorded in cost of sales, as discussed above. Selling, general and administrative expense also benefited from favorable exchange rate fluctuations in the first quarter of 2015, as discussed above.

Depreciation and amortization expense in the first quarter of 2015 was $37 compared to $41 in the first quarter of 2014. Research and development expense for the first quarter of 2015 decreased by $2 compared to the first quarter of 2014 primarily related to timing of new projects. Restructuring and other costs for the first quarter of 2015 were flat compared to the first quarter of 2014. These costs were primarily related to one-time expenses for services costs. Other operating income included a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015.
Non-Operating Expense
In the first quarter of 2015, total non-operating expense decreased by $49 compared to the first quarter of 2014. The decrease was driven by a decrease in interest expense of $57, which was primarily due to a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan. The decrease was partially offset by an increase in other non-operating expense of $4 in the first quarter of 2015, which primarily consisted of realized and unrealized foreign currency transaction losses, and reorganization items of $5, which primarily consisted of professional fees and rating fees for the new first and second lien notes issued on the Emergence Date.
Income Tax Expense
The effective tax rate was (59)% and (17)% for the first quarter of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. Economic pressure and volatility within certain foreign jurisdictions, including Germany and Japan, were largely responsible for the change in distribution of income between 2014 and 2015. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the first quarter of 2015, income taxes included unfavorable discrete tax adjustments of $3 pertaining to a change in the tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions. For the first quarter of 2014, income taxes included unfavorable discrete tax adjustments of $8 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of March 31, 2015, and are expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Loss
In the first quarter of 2015, foreign currency translation negatively impacted other comprehensive loss by $43, primarily due to the impact of the strengthening of the U.S. dollar against the euro and Japanese yen.
In the first quarter of 2014, foreign currency translation negatively impacted other comprehensive loss by $15, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen as it relates to certain intercompany arrangements. For the first quarter of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $1, primarily due to minor gains recognized related to certain postretirement benefit plans.
Results of Operations by Segment
Our segments are based on the products that we offer and the markets that we serve. At March 31, 2015, we had two reportable segments: Silicones and Quartz.
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
In 2015, we redefined our internal reporting structure and now allocate additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the segments, such as certain shared service and administrative functions. The presentation of Segment EBITDA for the three months ended March 31, 2014 was retrospectively revised to conform with current presentation.

	Three Months Ended March 31,
	Successor	Predecessor
	2015	2014
Net Sales(1):
Silicones	$532	$557
Quartz	47	48
Total	$579	$605

Segment EBITDA:
Silicones	$52	$58
Quartz	11	7
Corporate	(10)	(10)
Total	$53	$55

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014 Segment Results
Following is an analysis of the percentage change in sales by business from the three months ended March 31, 2014 to the three months ended March 31, 2015:

	Volume	Price/Mix	Currency Translation	Total
Silicones	—%	2%	(6)%	(4)%
Quartz	4%	—%	(6)%	(2)%
Silicones
Net sales in the first quarter of 2015 decreased $25, or 4%, compared to the first quarter of 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $34 due to the strengthening of the U.S. dollar against the euro and Japanese yen in the first quarter of 2015 as compared to first quarter of 2014. This was partially offset by price and mix shift, which positively impacted net sales by $11. Sales volumes were flat as compared to the first quarter of 2014. Price and mix were positively impacted by higher sales of specialty grade products, specifically NXT* Silanes and liquid silicone rubber.
Segment EBITDA in the first quarter of 2015 decreased by $6 to $52 compared to the first quarter of 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations, as discussed above, as well as an increase in processing costs related to improvement of plant reliability and to support new investments and growth. These decreases were partially offset by raw material cost deflation.
Quartz
Net sales in the first quarter of 2015 decreased $1, or 2%, compared to the first quarter of 2014. Unfavorable exchange rate fluctuations of $3 due to the strengthening of the U.S. dollar against the euro and Japanese yen in the first quarter of 2015 as compared to first quarter of 2014 offset positive volume increases driven by recovering demand in the semiconductor market.
Segment EBITDA in the first quarter of 2015 increased by $4 to $11 compared to the first quarter of 2014. The increase was primarily due to a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015, which was partially offset by increased processing costs.
Corporate
Corporate charges were flat in the first quarter of 2015 as compared to the first quarter of 2014.

Reconciliation of Segment EBITDA to Net Loss:

	Three Months Ended March 31,
	Successor	Predecessor
	2015	2014
Segment EBITDA:
Silicones	$52	$58
Quartz	11	7
Corporate	(10)	(10)
Total	$53	$55

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$18
Restructuring and other costs	(4)	(4)
Reorganization items, net	(5)	—
Total adjustments	(13)	14
Interest expense, net	(19)	(76)
Income tax expense	(10)	(8)
Depreciation and amortization	(37)	(41)
Net loss	$(26)	$(56)
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three months ended March 31, 2015 and March 31, 2014, non-cash charges primarily included net unrealized foreign exchange transaction gains related to certain intercompany arrangements. Restructuring and other costs primarily included expenses from our restructuring and cost optimization programs. For the three months ended March 31, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing, which were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing. For the three months ended March 31, 2015, reorganization items, net included professional fees and rating fees for the new debt issued on the Emergence date.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At March 31, 2015, we had $1,205 of outstanding indebtedness. In addition, at March 31, 2015, we had $389 in liquidity, consisting of the following:
•$186 of unrestricted cash and cash equivalents (of which $162 is maintained in foreign jurisdictions); and

•
$203 of availability under the ABL Facility ($270 borrowing base, less $67 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	% of LTM Net Sales	December 31, 2014	% of LTM Net Sales
Accounts receivable	$339	14%	$324	13%
Inventories	420	17%	402	16%
Accounts payable	(219)	(9)%	(223)	(9)%
Net working capital	$540	22%	$503	20%
The increase in net working capital of $37 from December 31, 2014 was due to an increase in accounts receivable due to customer mix and timing of collections, a buildup of inventories to meet forecasted volume and demand, and a decrease in accounts payable due to residual payments under the Plan, offset by improved payment terms following our Chapter 11 Emergence. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by offering incentives to customers to encourage early payment, or accelerating receipts through the sale of receivables at a discount.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first quarter of 2015, we had no borrowings under the ABL Facility. As of March 31, 2015, we had no outstanding borrowings under the ABL Facility.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	Successor	Predecessor
	2015	2014
Sources (uses) of cash:
Operating activities	$(3)	$(68)
Investing activities	(28)	(27)
Financing activities	(2)	118
Effect of exchange rates on cash flows	(4)	(1)
Net (decrease) increase in cash and cash equivalents	$(37)	$22
Operating Activities
In the first three months of 2015, operations used $3 of cash. Net loss of $26 included $52 of non-cash expense items, of which $37 was for depreciation and amortization, $7 was for unrealized foreign currency losses, and $4 for deferred income tax expense. Net working capital used $46 of cash, primarily due to increases in inventory of $34 and accounts receivable of $26 as discussed above. These items were partially offset by increases in other liabilities of $23 and accounts payable of $14 driven by improved payment terms following our Chapter 11 Emergence and the timing of when items were expensed versus paid, which primarily included interest on our new debt.
In the first three months of 2014, operations used $68 of cash. Net loss of $56 included $24 of non-cash expense items, of which $41 was for depreciation and amortization, and $6 for deferred income taxes. These items were partially offset by $23 of unrealized foreign currency gains. Net working capital used $52 of cash, driven by increases in inventory of $22 and accounts receivable of $30. Changes in other assets and liabilities and due to/from affiliates provided $16, and were driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes and restructuring expenses.

Investing Activities
In the first three months of 2015, investing activities used $28. We spent $27 for ongoing capital expenditures related to growth, environmental, health and safety compliance and maintenance projects (of which $19 represented current year asset additions, with the remainder spent on asset additions made in prior periods).
In the first three months of 2014, investing activities used $27, all of which was spent for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (of which $19 represented current year asset additions, with the remainder spent on asset additions made in prior periods).
Financing Activities
In the first three months of 2015, financing activities used $2, which related to net short-term debt repayments.
In the first three months of 2014, financing activities provided $118. Net short-term debt borrowings were $4, and net long-term debt borrowings were $105, which primarily consisted of net borrowings under our Old ABL Facility and our Old Cash Flow Facility. We also received cash of $9 related to a loan from our parent.
At March 31, 2015, there were $67 in outstanding letters of credit and no outstanding borrowings under our $270 ABL Facility, leaving unused borrowing capacity of $203.
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
At March 31, 2015, we were in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

March 31, 2015
LTM Period
Net income	$1,655
Interest expense, net	120
Income tax expense	39
Depreciation and amortization	166
EBITDA	1,980
Adjustments to EBITDA
Restructuring and other costs(a)	25
Reorganization items, net(b)	(1,964)
Unrealized loss on pension and postretirement benefits(c)	15
Non-cash charges and other income and expense(d)	188
Exclusion of Unrestricted Subsidiary results(e)	(22)
Adjusted EBITDA	$222
Pro forma fixed charges(f)	$58
Ratio of Adjusted EBITDA to Fixed Charges(g)	3.83

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure incurred prior to the Bankruptcy Filing.

(b)
Represents incremental costs incurred directly as a result of the Bankruptcy Filing, including certain professional fees, the Backstop Commitment Agreement Premium and financing fees related to the debtor-in-possession credit facilities. Also includes the impact of the Reorganization Adjustments and Fresh Start Adjustments.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability remeasurements.

(d)
Non-cash charges and other income and expenses includes the effects of unrealized foreign exchange transaction losses related to certain intercompany arrangements, unrealized derivative gains and losses and losses on asset disposals.

(e)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility.

(f)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at March 31, 2015.

(g)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2015, we were able to satisfy this test and incur additional indebtedness under these indentures.

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The tentative revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. We are currently assessing the potential impact of ASU 2014-09 on our financial statements.
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of  extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on our financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-02 are not expected to have a significant impact on our financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. We are currently assessing the potential impact of ASU 2015-03 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2014 was provided in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such disclosure during the first three months of 2015.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.	Legal Proceedings
Except as noted below, there have been no material developments in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K”).
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for the Subordinated Notes filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to the Old Second Lien Notes. In addition, on September 16, 2014, BOKF, NA, as trustee for the Old First Lien Notes (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for the Old Secured Notes (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on First Lien Notes and Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the Appeals (the “Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the Appeals and affirmed the Bankruptcy Court Rulings. Because the Appeals were decided on their merits, the District Court also terminated the Motion to Dismiss as moot. Each of the Appellants will have an opportunity to appeal the District Court Decision to the Second Circuit. If some or all of the Appellants decide to appeal the District Court Decision to the Second Circuit, we cannot predict with certainty the ultimate outcome of any such appeals.
Item 1A.    Risk Factors
Except as noted below, the risk factors that were disclosed in the 10-K have not materially changed since we filed the 10-K. See Item 1A to Part I of the 10-K for a complete discussion of these risk factors.
Risks Related to Our Business
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
Our quartz production relies heavily on naturally occurring quartz sand, which is currently available from a limited number of suppliers. A significant amount of the market for this sand is controlled by Unimin. In April 2015, we entered into a long term purchase agreement with Unimin which is retroactive to January 1, 2013 and expires on December 31, 2016.
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

In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for our previously issued 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”) filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to our previously issued 9.00% Second-Priority Springing Lien Notes due 2021 and 9.50% Second-Priority Springing Lien Notes due 2021 (collectively, the “Old Second Lien Notes”). In addition, on September 16, 2014, BOKF, NA, as trustee for our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on the 3.88% First Lien Notes due 2021 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the Appeals (the “Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the Appeals were decided on their merits, the District Court also terminated the Motion to Dismiss as moot. Each of the Appellants will have an opportunity to appeal the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). If some or all of the Appellants decide to appeal the District Court Decision to the Second Circuit, we cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition by reducing our liquidity and/or increasing our interest costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
The Blackstone Group L.P. (“Blackstone”) may be deemed an “affiliate” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) of the “Company. Blackstone has indicated in its public filings that it may also be considered an affiliate of Travelport Limited (“Travelport”). Travelport provided the disclosure reproduced below to Blackstone, which disclosure was included in Blackstone’s Form 10-Q for the quarter ended March 31, 2015. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“As part of our global business in the travel industry, we provide certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”
Travelport did not provide gross revenues and net profits attributable to the activities described above.

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

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	May 15, 2015	/s/ Brian D. Berger
Brian D. Berger
Interim Chief Financial Officer (Principal Financial Officer)