Form 10-Q
period 2015-06-30
Momentive Performance Materials Inc.; MPM Holdings Inc.
filed 2015-08-14
CIK 1405041, 1624826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

MPM HOLDINGS INC.
(Exact name of registrant as specified in its charter)
Commission File Number 333-201338

Delaware	47-1756080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MOMENTIVE PERFORMANCE MATERIALS INC.
(Exact name of registrant as specified in its charter)
Commission File Number 333-146093

Delaware	20-5748297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Hudson River Road Waterford, NY 12188	(518) 233-3330
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
MPM Holdings Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Momentive Performance Materials Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
MPM Holdings Inc.                Yes  ☐    No  ☒
Momentive Performance Materials Inc.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on August 7, 2015, was 48,028,594 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on August 7, 2015, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4, $5, $4, and $5 respectively)	$173	$228	$172	$228
Accounts receivable (net of allowance for doubtful accounts of less than $1)	338	324	338	324
Inventories:
Raw materials	157	144	157	144
Finished and in-process goods	277	258	277	258
Deferred income taxes	33	33	33	33
Other current assets	55	60	55	60
Total current assets	1,033	1,047	1,032	1,047
Investment in unconsolidated entities	19	18	19	18
Deferred income taxes	13	14	13	14
Other long-term assets	23	27	23	27
Property, plant and equipment:
Land	73	75	73	75
Buildings	292	295	292	295
Machinery and equipment	825	799	825	799
	1,190	1,169	1,190	1,169
Less accumulated depreciation	(76)	(17)	(76)	(17)
	1,114	1,152	1,114	1,152
Goodwill	216	218	216	218
Other intangible assets, net	381	408	381	408
Total assets	$2,799	$2,884	$2,798	$2,884
Liabilities and Equity
Current liabilities:
Accounts payable	$221	$223	$221	$223
Debt payable within one year	37	38	37	38
Interest payable	12	11	12	11
Income taxes payable	4	7	4	7
Deferred income taxes	16	18	16	18
Accrued payroll and incentive compensation	46	57	46	57
Other current liabilities	77	82	77	82
Total current liabilities	413	436	413	436
Long-term liabilities:
Long-term debt	1,174	1,163	1,174	1,163
Pension and postretirement benefit liabilities	339	352	339	352
Deferred income taxes	100	98	100	98
Other long-term liabilities	55	66	55	66
Total liabilities	2,081	2,115	2,081	2,115
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,028,594 and 47,989,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively			—	—
Additional paid-in capital	859	857	858	857
Accumulated other comprehensive loss	(67)	(28)	(67)	(28)
Accumulated deficit	(74)	(60)	(74)	(60)
Total equity	718	769	717	769
Total liabilities and equity	$2,799	$2,884	$2,798	$2,884
See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions, except share data)	Successor	Predecessor	Successor	Predecessor
Net sales	$602	$637	$1,181	$1,242
Cost of sales	490		969
Gross profit	112		212
Cost of sales, excluding depreciation and amortization		460		894
Selling, general and administrative expense	60	89	134	168
Depreciation and amortization expense		42		83
Research and development expense	18	19	36	39
Restructuring and other costs	5	10	9	14
Other operating expense (income), net	2	—	(5)	—
Operating income	27	17	38	44
Interest expense, net	20	41	39	117
Other non-operating (income) expense, net	(2)	—	2	—
Reorganization items, net	2	70	7	70
Income (loss) before income taxes and earnings from unconsolidated entities	7	(94)	(10)	(143)
Income tax (benefit) expense	(5)	13	5	21
Income (loss) before earnings from unconsolidated entities	12	(107)	(15)	(164)
Earnings from unconsolidated entities, net of taxes	—	1	1	2
Net income (loss)	$12	$(106)	$(14)	$(162)

Net income (loss) per share:
Net income (loss) per common share—basic	$0.25	$(1,060,000)	$(0.29)	$(1,620,000)
Net income (loss) per common share—diluted	$0.25	$(1,060,000)	$(0.29)	$(1,620,000)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,015,976	100	48,002,563	100
Weighted average common shares outstanding—diluted	48,084,004	100	48,002,563	100

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions)	Successor	Predecessor	Successor	Predecessor
Net sales	$602	$637	$1,181	$1,242
Cost of sales	490		969
Gross profit	112		212
Cost of sales, excluding depreciation and amortization		460		894
Selling, general and administrative expense	60	89	134	168
Depreciation and amortization expense		42		83
Research and development expense	18	19	36	39
Restructuring and other costs	5	10	9	14
Other operating expense (income), net	2	—	(5)	—
Operating income	27	17	38	44
Interest expense, net	20	41	39	117
Other non-operating expense, net	(2)	—	2	—
Reorganization items, net	2	70	7	70
Income (loss) before income taxes and earnings from unconsolidated entities	7	(94)	(10)	(143)
Income tax (benefit) expense	(5)	13	5	21
Income (loss) before earnings from unconsolidated entities	12	(107)	(15)	(164)
Earnings from unconsolidated entities, net of taxes	—	1	1	2
Net income (loss)	$12	$(106)	$(14)	$(162)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions)	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$12	$(106)	$(14)	$(162)
Other comprehensive income (loss), net of tax:
Foreign currency translation	6	1	(37)	(14)
(Loss) gain recognized from pension and postretirement benefits	(2)	—	(2)	1
Other comprehensive income (loss)	4	1	(39)	(13)
Comprehensive income (loss)	$16	$(105)	$(53)	$(175)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions)	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$12	$(106)	$(14)	$(162)
Other comprehensive income (loss), net of tax:
Foreign currency translation	6	1	(37)	(14)
(Loss) gain recognized from pension and postretirement benefits	(2)	—	(2)	1
Other comprehensive income (loss)	4	1	(39)	(13)
Comprehensive income (loss)	$16	$(105)	$(53)	$(175)
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions)	Successor	Predecessor	Successor	Predecessor
Cash flows provided by (used in) operating activities
Net loss	$(14)	$(162)	$(14)	$(162)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76	83	76	83
Non-cash reorganization items	—	49	—	49
Unrealized actuarial gains from pension liabilities	(10)	—	(10)	—
Pension curtailment gain	(3)	—	(3)	—
Deferred income tax expense	2	13	2	13
Unrealized foreign currency gains	(2)	(27)	(2)	(27)
Amortization of debt discount	11	—	11	—
DIP Facility financing fees included in net loss	—	19	—	19
Other non-cash adjustments	1	(1)	1	(1)
Net change in assets and liabilities:
Accounts receivable	(23)	(43)	(23)	(43)
Inventories	(44)	(45)	(44)	(45)
Accounts payable	18	36	18	36
Due to/from affiliates	(5)	9	(5)	9
Income taxes payable	(8)	4	(8)	4
Other assets, current and non-current	9	(12)	9	(12)
Other liabilities, current and non-current	—	(33)	—	(33)
Net cash provided by (used in) operating activities	8	(110)	8	(110)
Cash flows (used in) provided by investing activities
Capital expenditures	(54)	(48)	(54)	(48)
Capitalized interest	(1)	—	(1)	—
Purchases of intangible assets	(2)	(1)	(2)	(1)
Consolidation of variable interest entity	—	50	—	50
Proceeds from sale of business	—	12	—	12
Proceeds from sale of assets	—	1	—	1
Net cash (used in) provided by investing activities	(57)	14	(57)	14
Cash flows provided by (used in) financing activities
Proceeds from sale of common stock	1	—	—	—
Net short-term debt (repayments) borrowings	(1)	303	(1)	303
Borrowings of long-term debt	—	105	—	105
Repayments of long-term debt	—	(220)	—	(220)
Repayment of affiliated debt	—	(50)	—	(50)
DIP Facility financing fees	—	(19)	—	(19)
Net cash provided by (used in) financing activities	—	119	(1)	119
(Decrease) increase in cash and cash equivalents	(49)	23	(50)	23
Effect of exchange rate changes on cash and cash equivalents	(5)	—	(5)	—
Cash and cash equivalents (unrestricted), beginning of period	223	89	223	89
Cash and cash equivalents (unrestricted), end of period	$169	$112	$168	$112
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$28	$131	$28	$131
Income taxes, net of refunds	8	5	8	5
Non-cash investing activity:
Capital expenditures included in accounts payable	$10	$9	$10	$9

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2014	$—	$857	$(28)	$(60)	$769
Net loss	—	—	—	(14)	(14)
Other comprehensive loss	—	—	(39)	—	(39)
Stock-based compensation expense	—	1	—	—	1
Proceeds from sale of common stock	—	1	—	—	1
Balance as of June 30, 2015	$—	$859	$(67)	$(74)	$718

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2014	$—	$857	$(28)	$(60)	$769
Net loss	—	—	—	(14)	(14)
Other comprehensive loss	—	—	(39)	—	(39)
Capital contribution from parent	—	1	—	—	1
Balance as of June 30, 2015	$—	$858	$(67)	$(74)	$717

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Business and Basis of Presentation
MPM Holdings Inc. (“Momentive”) is a holding company that conducts substantially all of its business through its subsidiaries. Momentive’s wholly owned subsidiary, MPM Intermediate Holdings Inc. (“Intermediate Holdings”), is a holding company for its wholly owned subsidiary, Momentive Performance Materials Inc. (“MPM”) and its subsidiaries. Momentive, Intermediate Holdings and MPM are collectively referred to herein as the “Company.” Momentive became the indirect parent company of MPM in accordance with MPM’s plan of reorganization (the “Plan”) pursuant to MPM’s emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date” or the “Emergence Date”). Prior to its reorganization, MPM, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”). Unless otherwise noted, references to “we,” “us,” “our” or the “Company” refer collectively to Momentive and MPM and their subsidiaries, and, unless otherwise noted, the information provided pertains to both Momentive and MPM. Differences between the financial results of Momentive and MPM represent certain management expenses of and cash received by Momentive and therefore are not consolidated within the results of MPM.
Based in Waterford, New York, the Company is comprised of two reportable segments: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silicones, silicone derivatives and organofunctional silanes. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
On April 13, 2014 (the “Petition Date”), Momentive Performance Materials Holdings Inc. (MPM’s direct parent prior to October 24, 2014) (“Old MPM Holdings”), MPM and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court through the Effective Date (defined below).
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
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights and for the comparable prior periods, variable interest entities (“VIEs”) in which the Company was the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in Momentive’s registration statement on Form S-1 (Registration No. 333-201388) filed December 31, 2014 and amendments thereto (“Form S-1”), which became effective on July 2, 2015, and the audited Consolidated Financial Statements and the accompanying notes included in MPM and its subsidiaries’ most recent Annual Report on Form 10-K.
2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and also requires the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Actual results could differ from these estimates.
Subsequent Events—The Company has evaluated subsequent events and transactions through the date these unaudited Condensed Consolidated Financial Statements were issued.

Net Income (Loss) Per Share—Momentive calculates earnings per share as the ratio of net income (loss) to weighted average basic and diluted common shares outstanding. For the predecessor period from January 1, 2014 through June 30, 2014 there were no potentially issuable common shares; therefore, basic and diluted weighted average shares outstanding were the same.
Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. As described in Note 8, the Company adopted a new management equity plan on March 12, 2015. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized net of estimated forfeitures over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 8 for additional detail regarding stock-based compensation.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on the Company’s financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-02 are not expected to have a significant impact on the Company’s financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30)- Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2015-03 on its financial statements.
In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 has changed the measurement requirement of inventory within the scope of this guidance from lower of cost or market to the lower of cost and net realizable value. The guidance is also defining net realizable value as: the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and amendments to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.
3. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Filing are classified as “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2015, “Reorganization items, net” primarily included professional fees and rating fees for the new first and second lien notes issued on the Emergence Date.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
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
Pursuant to the Shared Services Agreement, during the six months ended June 30, 2015 and 2014, the Company incurred approximately $37 and $51, respectively, of net costs for shared services and Hexion incurred approximately $45 and $67, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2015 and 2014, were net billings from Hexion to the Company of $24 and $20, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $4 and $9 at June 30, 2015 and December 31, 2014, respectively, and no accounts receivable from Hexion.
Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchases products from Hexion, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of three years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. Additionally, a subsidiary of the Company has acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). The Distribution Agreements had initial terms of three years and was terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, during the three months ended June 30, 2015 and 2014, the Company sold less than $1 and $2, respectively, of products to Hexion and purchased less than $1. During the six months ended June 30, 2015 and 2014, the Company sold $2 and $4, respectively, of products to Hexion and purchased less than $1. As of June 30, 2015 and December 31, 2014, the Company had less than $1 and $2, respectively, of accounts receivable from Hexion and less than $1 of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it provides to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during both the three and six months ended June 30, 2015 and 2014.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three and six months ended June 30, 2015, the Company sold approximately $7 and $14, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. During the three and six months ended June 30, 2014, the Company sold approximately $10 of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of June 30, 2015 and December 31, 2014, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.

Purchases and Sales of Products and Services with Affiliates Other Than Hexion
The Company sells products to various affiliates other than Hexion. These sales were less than $1 and $3 for the three months ended June 30, 2015 and 2014, respectively, and less than $1 and $6 for the six months ended June 30, 2015 and 2014, respectively. Receivables from these affiliates were less than $1 and $1 at June 30, 2015 and December 31, 2014, respectively. The Company also purchases products and services from various affiliates other than Hexion. These purchases were less than $1 and $4 for the three months ended June 30, 2015 and 2014, respectively, and $2 and $7 for the six months ended June 30, 2015 and 2014, respectively. The Company had accounts payable to these affiliates of less than $1 as of both June 30, 2015 and December 31, 2014.
Transactions and Arrangements with Previous Parent and its Subsidiaries
In March 2014, the Company entered into an Employee Services Agreement with Hexion Holdings LLC, (formerly, Momentive Performance Materials Holdings LLC, the Company’s ultimate parent prior to October 24, 2014, “Hexion Holdings”), Hexion and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp.”), a subsidiary of Hexion Holdings (the “Services Agreement”).  The Services Agreement provided for the executive services of Mr. John G. Boss, who was then employed by Employee Corp., to be made available to the Company and set forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President, Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agreed to pay 100% of Mr. Boss’s costs of employment which are comprised of “Covered Costs” including an annual base salary of $585 thousand, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In December 2014, Mr. Boss was appointed as Chief Executive Officer and President of the Company. In connection with the appointment, Momentive assumed from Hexion Holdings the terms of the accepted offer of employment with Mr. Boss. The Company paid less than $1 under this agreement during both the three and six months ended June 30, 2014.
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

Recurring Fair Value Measurements
At both June 30, 2015 and December 31, 2014, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or six months ended June 30, 2015.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2015
Debt	$1,211	$—	$1,231	$—	$1,231
December 31, 2014
Debt	$1,201	$—	$1,166	$—	$1,166

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
6. Debt Obligations

As of June 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at June 30, 2015 were $59, leaving an unused borrowing capacity of $211.
As of June 30, 2015, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
Debt outstanding at June 30, 2015 and December 31, 2014 is as follows.

	June 30, 2015		December 31, 2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $132 and $140 of unamortized debt discount, respectively)	968	—	960	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $44 and $47 of unamortized debt discount, respectively)	206	—	203	—
Other Borrowings:
China bank loans	—	33	—	32
Other	—	4	—	6
Total debt	$1,174	$37	$1,163	$38
Momentive is not an obliger under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 14).

7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 and $5 at June 30, 2015 and December 31, 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower court’s adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of June 30, 2015, the total potential assessment, including penalties and interest, is €47, or approximately $52, of which €32, or approximately $36, relates to the period of ownership subsequent to the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”).
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of June 30, 2015. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition.
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both June 30, 2015 and December 31, 2014, the Company had recognized obligations of $13 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, on fresh start, this liability was recorded at its net present value of $8, which assumes a 3% discount rate and an estimated time period of 50 years. The undiscounted obligations, which are expected to be paid over the next 49 years, are approximately $17. Over the next five years the Company expects to make ratable payments totaling approximately $2.

8. Equity Plans and Stock Based Compensation
Management Equity Plan
On March 12, 2015, the Board of Directors of Momentive approved the MPM Holdings Inc. Management Equity Plan (the “MPMH Equity Plan”). Under the MPMH Equity Plan, Momentive can award no more than 3,818,182 shares which may consist of options, restricted stock units, restricted stock and other stock-based awards, qualifying as equity classified awards in accordance with ASC 718 “Compensation - Stock Compensation”. The restricted stock units are non-voting units of measurement which are deemed to be equivalent to one common share of Momentive. The options are options to purchase common shares of Momentive. The awards contain restrictions on transferability and other typical terms and conditions. The purpose of the MPMH Equity Plan is to assist the Company in attracting, retaining, incentivizing and motivating employees and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company.
On April 10, 2015, the Compensation Committee of the Board of Directors of Momentive approved grants under the MPMH Equity Plan of restricted stock units and options to certain of the Company’s key managers, including the Company’s named executive officers.
The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan during the three and six months ended June 30, 2015:

Award	Units Granted	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	817,320	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	817,320	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Restricted Stock Units	700,560	Cliff vest four years after grant date; Immediate vesting upon a change in control event and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Stock Options
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$7.93	$7.62	$7.93	$7.62
Assumptions:
Strike Price	$20.33	$20.33	$20.33	$20.33
Risk-free interest rate	0.48%	0.48%	0.48%	0.48%
Expected term	1.73 years	1.73 years	1.73 years	1.73 years
Expected volatility	47.00%	47.00%	47.00%	47.00%
Tranche Market Threshold	$30.50	$40.66	$30.50	$40.66
The fair market value of the underlying stock price for the purpose of determining strike price was derived from a discounted cash-flow model. The risk-free interest rate has been determined on the yields for U.S. Treasury securities for a period approximating the expected term compounded continuously. The expected term represents the average of anticipated exit scenarios. The expected volatility has been estimated based on the volatilities using a weighted peer group of companies which are deemed to be similar to our Company and is calculated using the expected term of the stock options granted. Tranche Market Threshold are the average targeted expected closing prices over 10 days in the event of the underlying stocks trading publicly.
As there have been no performance and market based achievements during the three and six months ended June 30, 2015, there has been no compensation expense recorded. As of June 30, 2015, unrecognized compensation expense related to non-vested stock options was $12. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.

Restricted Stock Units
The fair market value of $20.33 per unit related to the Restricted Stock Units (“RSUs”) at the grant date is derived through relying on material financial weighted analysis of the Company developed at the time the Company emerged from Chapter 11 Bankruptcy, after considering recent sales of stock to related parties and the review of market conditions and financial performance as of April 10, 2015. The material financial weighted analysis on the Effective Date consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date.
Additionally, vesting of the RSU grants could be accelerated: (i) upon a Sale of the Company occurring prior to the Scheduled Vesting Date, the RSUs, to the extent unvested, shall become fully vested, subject to the grantee’s continued employment through the effective date of such Sale; or (ii) upon an IPO occurring prior to the Scheduled Vesting Date, a graded percentage of the RSUs, shall become vested subject to the grantee’s continued employment through the effective date of the IPO.

There were no performance-based achievements during the three and six months ended June 30, 2015. The fair value of the Company’s RSUs, net of estimated forfeitures is expensed on a straight-line basis over the required service period, currently four years.

Stock-based compensation expense related to the RSU awards was approximately $1 for both the three and six months ended June 30, 2015. As of June 30, 2015, unrecognized compensation related to RSU awards was $12 and expense will be recognized over the remaining 3.8 year vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.

Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, the underlying compensation cost represents compensation costs paid for by Momentive on MPM’s behalf, as a result of the employees’ services to MPM. None of the stock grants have been forfeited since the grant date and the Company intends to issue new stock to deliver shares under the MPMH Equity Plan.

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
	Successor		Predecessor		Successor		Predecessor
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3	$2	$2	$2	$1	$—	$—	$—
Interest cost on projected benefit obligation	2	1	2	1	1	—	1	—
Expected return on assets	(2)	—	(2)	—	—	—	—	—
Curtailment gain (1)	(3)	—	—	—	—	—	—	—
Actuarial gain (2)	(10)	—	—	—	—	—	—	—
Net periodic benefit (gain) cost	$(10)	$3	$2	$3	$2	$—	$1	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Successor		Predecessor		Successor		Predecessor
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$5	$4	$4	$4	$1	$—	$1	$—
Interest cost on projected benefit obligation	4	2	4	2	2	—	2	—
Expected return on assets	(4)	—	(4)	—	—	—	—	—
Curtailment gain (1)	(3)	—	—	—	—	—	—	—
Actuarial gain (2)	(10)	—	—	—	—	—	—	—
Net periodic benefit (gain) cost	$(8)	$6	$4	$6	$3	$—	$3	$—

(1)
The curtailment gain recognized on pension benefits during both the three and six months ended June 30, 2015 relates to the remeasurement of the pension benefit obligation in conjunction with plan provision changes for non-exempt employees not subject to a collective bargaining agreement (“impacted employees”). The Company recorded this gain in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

(2)
The actuarial gain recognized on pension benefits during the three and six months ended June 30, 2015 mainly relates to the decrease in projected benefit obligation due to the decrease in discount rate as a result of the re-measurement triggered by plan provision changes for the impacted employees. The Company recorded this gain in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

10. Segment Information and Customers
The Company’s segments are based on the products that the Company offers and the markets that it serves. At June 30, 2015, the Company’s had two reportable segments: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silicones, silicone derivatives and silanes. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce.
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
In 2015, the Company redefined its internal reporting structure and now allocates additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the operating segments, such as certain shared service and administrative functions. The presentation of Segment EBITDA for the three and six months ended June 30, 2014 was retrospectively revised to conform with current presentation.
Net Sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Silicones	$559	$592	$1,091	$1,149
Quartz	43	45	90	93
Total	$602	$637	$1,181	$1,242

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Silicones	$60	$67	$112	$125
Quartz	9	5	20	12
Corporate	(9)	(13)	(20)	(23)
Total	$60	$59	$112	$114

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Silicones	$60	$67	$112	$125
Quartz	9	5	20	12
Corporate	(9)	(13)	(19)	(23)
Total	$60	$59	$113	$114

Reconciliation of Segment EBITDA to Net Income (Loss):

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$60	$67	$112	$125
Quartz	9	5	20	12
Corporate	(9)	(13)	(20)	(23)
Total	$60	$59	$112	$114

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$—	$11	$(3)	$29
Unrealized actuarial and curtailment gains from pension liabilities	13	—	13	—
Restructuring and other costs	(5)	(10)	(9)	(14)
Reorganization items, net	(2)	(70)	(7)	(70)
Total adjustments	6	(69)	(6)	(55)
Interest expense, net	(20)	(41)	(39)	(117)
Income tax benefit (expense)	5	(13)	(5)	(21)
Depreciation and amortization	(39)	(42)	(76)	(83)
Net income (loss)	$12	$(106)	$(14)	$(162)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$60	$67	$112	$125
Quartz	9	5	20	12
Corporate	(9)	(13)	(19)	(23)
Total	$60	$59	$113	$114

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$—	$11	$(4)	$29
Unrealized actuarial and curtailment gains from pension liabilities	13	—	13	—
Restructuring and other costs	(5)	(10)	(9)	(14)
Reorganization items, net	(2)	(70)	(7)	(70)
Total adjustments	6	(69)	(7)	(55)
Interest expense, net	(20)	(41)	(39)	(117)
Income tax benefit (expense)	5	(13)	(5)	(21)
Depreciation and amortization	(39)	(42)	(76)	(83)
Net income (loss)	$12	$(106)	$(14)	$(162)

 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For both the three and six months ended June 30, 2015 and June 30, 2014, non-cash charges primarily included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. Restructuring and other costs primarily included expenses from restructuring and costs optimization programs. For the three and six months ended June 30, 2015, these amounts also included certain other operating charges. For the three and six months ended June 30, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing, which were partially offset by a gain related to a claim settlement. For both the three and six months ended June 30, 2015, reorganization items, net included professional fees and rating fees for the new debt issued on the Emergence Date.
During the three and six months ended June 30, 2015, there were no customers who accounted for 10% or more of total sales.
11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	Successor			Predecessor
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(72)	$(71)	$(36)	$224	$188
Other comprehensive (loss) income before reclassifications, net of tax (1)	(2)	6	4	—	1	1
Amounts reclassified from Accumulated other comprehensive (loss) income, net of tax	—	—	—	—	—	—
Net other comprehensive (loss) income	(2)	6	4	—	1	1
Ending balance	$(1)	$(66)	$(67)	$(36)	$225	$189

	Six Months Ended June 30,
	2015			2014
	Successor			Predecessor
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(29)	$(28)	$(37)	$239	$202
Other comprehensive (income) loss before reclassifications, net of tax (1)	(2)	(37)	(39)	1	(14)	(13)
Amounts reclassified from Accumulated other comprehensive income, net of tax	—	—	—	—	—	—
Net other comprehensive (loss) income	(2)	(37)	(39)	1	(14)	(13)
Ending balance	$(1)	$(66)	$(67)	$(36)	$225	$189

(1)
Other comprehensive loss related to defined benefit pension and postretirement plans for the three and six months ended June 30, 2015 primarily represents the recognition of net prior service cost following certain plan provision changes (see Note 9).

There were no reclassifications from “Accumulated other comprehensive (loss) income” for either the three or six months ended June 30, 2015 or 2014.
12. Income Taxes
The effective tax rate was (71)% and (14)% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was (50)% and (15)% for the six months ended June 30, 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the three and six months ended June 30, 2015, income taxes included unfavorable discrete tax adjustments of $3 and $(3) pertaining to a tax law change in Japan and the resolution of certain tax matters in non-U.S. jurisdictions. For the three and six months ended June 30, 2014, income taxes included unfavorable discrete tax adjustments of $6 and $14, respectively, pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2015, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.

13. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Momentive for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in millions, except share data)	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$12	$(106)	$(14)	$(162)
Weighted average common shares—basic	48,015,976	100	48,002,563	100
Effect of dilutive potential common shares	68,028	—	—	—
Weighted average shares outstanding—diluted	48,084,004	100	48,002,563	100
Net income (loss) per share—basic	$0.25	$(1,060,000)	$(0.29)	$(1,620,000)
Net income (loss) per share—diluted	$0.25	$(1,060,000)	$(0.29)	$(1,620,000)
Antidilutive employee share-based awards, excluded	—	—	68,028	—
Employee equity share options, unvested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
Due to the net loss recognized for the six months ended June 30, 2015 and the three and six months ended June 30, 2014, there is no effect for potentially dilutive shares.
14. Guarantor/Non-Guarantor Subsidiary Financial Information
As of June 30, 2015, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $250 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of MPM except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, the ABL Facility is secured by, among other things, most of the assets of the Parent, the guarantor subsidiaries and certain non-guarantor subsidiaries, subject to certain exceptions and permitted liens. There are no significant restrictions on the ability of Parent to obtain funds from its domestic subsidiaries by dividend or loan. The indentures governing the First Lien Notes and the Second Lien Notes contain covenants that, among other things, limit MPM’s ability and the ability of certain of MPM’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to MPM’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of MPM’s subsidiaries to pay dividends or to make other payments to us; (viii) enter into transactions with MPM’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of MPM’s assets; and (x) transfer or sell assets.

MOMENTIVE PERFORMANCE MATERIALS INC.
JUNE 30, 2015
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$35	$1	$136	$—	$172
Accounts receivable	—	92	246	—	338
Due from affiliates	—	95	33	(128)	—
Inventories:
Raw materials	—	79	78	—	157
Finished and in-process goods	—	121	156	—	277
Deferred income taxes	—	—	33	—	33
Other current assets	—	21	34	—	55
Total current assets	35	409	716	(128)	1,032
Investment in unconsolidated entities	1,760	340	19	(2,100)	19
Deferred income taxes	—	—	13	—	13
Other long-term assets	—	4	19	—	23
Intercompany loans receivable	129	1,042	27	(1,198)	—
Property, plant and equipment, net	—	526	588	—	1,114
Goodwill	—	105	111	—	216
Other intangible assets, net	—	157	224	—	381
Total assets	$1,924	$2,583	$1,717	$(3,426)	$2,798
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$62	$159	$—	$221
Due to affiliates	—	33	95	(128)	—
Debt payable within one year	—	—	37	—	37
Interest payable	12	—	—	—	12
Income taxes payable	—	—	4	—	4
Deferred income taxes	—	—	16	—	16
Accrued payroll and incentive compensation	—	24	22	—	46
Other current liabilities	—	28	49	—	77
Total current liabilities	12	147	382	(128)	413
Long-term liabilities:
Long-term debt	1,174	—	—	—	1,174
Intercompany loans payable	21	477	700	(1,198)	—
Pension liabilities	—	185	154	—	339
Deferred income taxes	—	—	100	—	100
Other long-term liabilities	—	14	41	—	55
Total liabilities	1,207	823	1,377	(1,326)	2,081
Total equity	717	1,760	340	(2,100)	717
Total liabilities and equity	$1,924	$2,583	$1,717	$(3,426)	$2,798

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEET

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$78	$10	$140	$—	$228
Accounts receivable	—	92	232	—	324
Due from affiliates	—	73	25	(98)	—
Inventories:
Raw materials	—	65	79	—	144
Finished and in-process goods	—	123	135	—	258
Deferred income taxes	—	28	5	—	33
Other current assets	—	26	34	—	60
Total current assets	78	417	650	(98)	1,047
Investment in unconsolidated entities	1,852	—	18	(1,852)	18
Deferred income taxes	—	—	14	—	14
Other long-term assets	—	10	17	—	27
Intercompany loans receivable	92	1,766	52	(1,910)	—
Property, plant and equipment, net	—	528	624	—	1,152
Goodwill	—	104	114	—	218
Other intangible assets, net	—	163	245	—	408
Total assets	$2,022	$2,988	$1,734	$(3,860)	$2,884
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$9	$80	$134	$—	$223
Due to affiliates	—	26	72	(98)	—
Debt payable within one year	4	—	34	—	38
Interest payable	11	—	—	—	11
Income taxes payable	—	—	7	—	7
Deferred income taxes	—	—	18	—	18
Accrued payroll and incentive compensation	—	35	22	—	57
Other current liabilities	1	28	53	—	82
Total current liabilities	25	169	340	(98)	436
Long-term liabilities:
Long-term debt	1,163	—	—	—	1,163
Intercompany loans payable	63	475	1,372	(1,910)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	258	—	(258)	—
Pension liabilities	—	191	161	—	352
Deferred income taxes	—	28	70	—	98
Other long-term liabilities	2	15	49	—	66
Total liabilities	1,253	1,136	1,992	(2,266)	2,115
Total equity (deficit)	769	1,852	(258)	(1,594)	769
Total liabilities and equity (deficit)	$2,022	$2,988	$1,734	$(3,860)	$2,884

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
THREE MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$278	$473	$(149)	$602
Cost of sales	—	239	400	(149)	490
Gross profit	—	39	73	—	112
Selling, general and administrative expense	—	7	53	—	60
Research and development expense	—	11	7	—	18
Restructuring and other costs	—	5		—	5
Other operating (income) expense, net	—	(3)	5	—	2
Operating income	—	19	8	—	27
Interest expense (income), net	19	(14)	15	—	20
Other non-operating income, net	—	(2)	—	—	(2)
Reorganization items, net	—	2	—	—	2
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(19)	33	(7)	—	7
Income tax expense	—	—	(5)	—	(5)
(Loss) income before earnings (losses) from unconsolidated entities	(19)	33	(2)	—	12
Earnings (losses) from unconsolidated entities, net of taxes	31	(2)	—	(29)	—
Net income (loss)	$12	$31	$(2)	$(29)	$12
Comprehensive income (loss)	$16	$34	$(8)	$(26)	$16

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
THREE MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$294	$505	$(162)	$637
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	218	404	(162)	460
Selling, general and administrative expense	12	46	31	—	89
Depreciation and amortization expense	—	17	25	—	42
Research and development expense	—	12	7	—	19
Restructuring and other costs	1	9	—	—	10
Operating (loss) income	(13)	(8)	38	—	17
Interest expense (income), net	40	(27)	28	—	41
Reorganization items, net	17	53	—	—	70
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(70)	(34)	10	—	(94)
Income tax expense	—	—	13	—	13
(Loss) income before (losses) earnings from unconsolidated entities	(70)	(34)	(3)	—	(107)
(Losses) earnings from unconsolidated entities, net of taxes	(36)	(2)	1	38	1
Net (loss) income	$(106)	$(36)	$(2)	$38	$(106)
Comprehensive (loss) income	$(105)	$(34)	$1	$33	$(105)

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
SIX MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$553	$922	$(294)	$1,181
Cost of sales	—	479	784	(294)	969
Gross profit	—	74	138	—	212
Selling, general and administrative expense	—	51	83	—	134
Research and development expense	—	22	14	—	36
Restructuring and other costs	—	9	—	—	9
Other operating (income) expense, net	(2)	(5)	2	—	(5)
Operating income (loss)	2	(3)	39	—	38
Interest expense (income), net	38	(33)	34	—	39
Other non-operating expense (income), net	—	4	(2)	—	2
Reorganization items, net	—	7	—	—	7
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(36)	19	7	—	(10)
Income tax expense	—	—	5	—	5
(Loss) income before earnings (losses) from unconsolidated entities	(36)	19	2	—	(15)
Earnings (losses) from unconsolidated entities, net of taxes	22	3	1	(25)	1
Net (loss) income	$(14)	$22	$3	$(25)	$(14)
Comprehensive (loss) income	$(53)	$(17)	$1	$16	$(53)

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
SIX MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$559	$986	$(303)	$1,242
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	408	789	(303)	894
Selling, general and administrative expense	20	89	59	—	168
Depreciation and amortization expense	—	34	49	—	83
Research and development expense	—	24	15	—	39
Restructuring and other costs	2	10	2	—	14
Operating (loss) income	(22)	(6)	72	—	44
Interest expense (income), net	113	(66)	70	—	117
Reorganization items, net	17	53	—	—	70
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(152)	7	2	—	(143)
Income tax expense	—	2	19	—	21
(Loss) income before (losses) earnings from unconsolidated entities	(152)	5	(17)	—	(164)
(Losses) earnings from unconsolidated entities, net of taxes	(10)	(15)	2	25	2
Net (loss) income	$(162)	$(10)	$(15)	$25	$(162)
Comprehensive (loss) income	$(175)	$(23)	$(27)	$50	$(175)

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
SIX MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(45)	$203		$(71)		$(79)	$8
Cash flows used in investing activities:
Capital expenditures	—	(25)		(29)		—	(54)
Capitalized interest	—	(1)		—		—	(1)
Purchases of intangible assets	—	(2)		—		—	(2)
Return of capital from subsidiary from sales of accounts receivable	—	23	(a)	—		(23)	—
	—	(5)		(29)		(23)	(57)
Cash flows (used in) provided by financing activities:
Net short-term debt borrowings	(3)	—		2		—	(1)
Net intercompany loan (repayments) borrowings	5	(129)		124		—	—
Common stock dividends paid	—	(77)		(2)		79	—
Return of capital to parent from sales of accounts receivable	—	—		(23)	(a)	23	—
	2	(206)		101		102	(1)
(Decrease) increase in cash and cash equivalents	(43)	(8)		1		—	(50)
Effect of exchange rate changes on cash and cash equivalents	—	—		(5)		—	(5)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$35	$1		$132		$—	$168
Supplemental disclosures of cash flow information
Non-cash financing activity:
Intercompany loan capitalizations	$—	$(602)		$602		$—	$—

(a)
During the six months ended June 30, 2015, Momentive Performance Materials USA LLC contributed receivables of $23 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
SIX MONTHS ENDED JUNE 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(13)	$(123)		$31		$(5)	$(110)
Cash flows provided by investing activities:
Capital expenditures	—	(19)		(29)		—	(48)
Consolidation of variable interest entity	—	—		50		—	50
Proceeds from sale of business	—	—		12		—	12
Purchase of intangible assets	—	(1)		—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	—	30	(a)	—		(30)	—
Proceeds from sale of assets	—	—		1		—	1
	—	10		34		(30)	14
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings	300	—		3		—	303
Borrowings of long-term debt	—	35		70		—	105
Repayments of long-term debt	—	(118)		(102)		—	(220)
Repayment of affiliated debt	—	—		(50)		—	(50)
DIP Facility financing fees	(19)	—		—		—	(19)
Net intercompany loan borrowings (repayments)	(258)	207		51		—	—
Long-term debt financing fees	—	—		—		—	—
Common stock dividends paid	—	(5)		—		5	—
Return of capital to parent from sales of accounts receivable	—	—		(30)	(a)	30	—
	23	119		(58)		35	119
Increase in cash and cash equivalents	10	6		7		—	23
Effect of exchange rate changes on cash and cash equivalents	—	—		—		—	—
Cash and cash equivalents (unrestricted), beginning of period	2	—		87		—	89
Cash and cash equivalents (unrestricted), end of period	$12	$6		$94		$—	$112

(a)
During the six months ended June 30, 2014, Momentive Performance Materials USA LLC contributed receivables of $30 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)
The following commentary should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report, audited financial statements and notes thereto for the year ended December 31, 2014 included in Momentive’s registration statement on Form S-1 (Registration No. 333-201388) filed December 31, 2014 and amendments thereto (“Form S-1”), which became effective on July 2, 2015, and audited financial statements and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in MPM’s most recent Annual Report on Form 10-K.
Within the following discussion, unless otherwise stated, “the second quarter of 2015” refers to the three months ended June 30, 2015, the “first half of 2015” refers to the six months ended June 30, 2015, “the second quarter of 2014” refers to the three months ended June 30, 2014 and the “first half of 2014” refers to the six months ended June 30, 2014.
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
Overview and Outlook
Business Overview
Momentive and MPM, together with their subsidiaries are one of the world’s largest producers of silicones, silicone derivatives and silanes and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones and silanes are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, polyurethane foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones and silanes, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,500 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, SABIC, The Home Depot and Lowe's.
Unless otherwise noted, references to “we,” “us,” “our” or the “Company” refer collectively herein to Momentive and MPM and their subsidiaries, and, unless otherwise noted, the information provided pertains to both Momentive and MPM. Differences between the financial results of Momentive and MPM represent certain management expenses of and cash received by Momentive and therefore are not consolidated within the results of MPM.

First Half of 2015 Overview

•
Net Sales—Net sales decreased $61 in the first half of 2015 as compared to the first half of 2014. The decrease was primarily driven by unfavorable exchange rate fluctuations which were primarily due to the strengthening of the U.S. dollar against the euro and Japanese yen, partially offset by volume increases, primarily in Asia.

•
Segment EBITDA—Segment EBITDA decreased by $2 and $1 for Momentive and MPM, respectively, in the first half of 2015 as compared to the first half of 2014, due primarily to net unfavorable exchange rate fluctuations and an increase in processing costs to improve plant reliability and support new investments and growth. These were partially offset by a one-time settlement gain, volume increases and deflation in certain of our raw material inputs.

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
Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.
*NXT is a trademark of Momentive Performance Materials Inc.

The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings. We have realized a total of approximately $65 of cost savings per annum in connection with the Shared Services Agreement on a run-rate basis, and expect the savings from these synergies to continue. Despite the Bankruptcy Filing, the Shared Services Agreement has continued in effect along with the majority of the savings from these synergies. In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.
Matters Impacting Comparability of Results
Fresh Start Accounting
Momentive became the indirect parent company of MPM in accordance with MPM’s plan of reorganization (the “Plan”) pursuant to MPM’s emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date”). As a result of the application of fresh-start accounting pursuant to the Plan, at the Effective Date, our assets and liabilities were recorded at their estimated fair values which, in some cases, are significantly different than amounts included in our financial statements prior to the Effective Date. Accordingly, our financial condition and results of operations on and after the Effective Date are not comparable to our financial condition and results of operations prior to the Effective Date.
During the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, certain costs were recorded in cost of sales rather than selling, general and administrative expense in the successor period.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. Prior to October 24, 2014, other comprehensive income included the impact of defined benefit pension and postretirement benefit adjustments. Upon the application of fresh start accounting, beginning on and after October 24, 2014, actuarial gains and losses resulting from pension and postretirement liability remeasurements are recognized immediately in the unaudited Condensed Consolidated Statements of Operations, compared to our prior policy of deferring such gains and losses in accumulated other comprehensive income and amortizing them over future periods. The impact of defined benefit pension and postretirement benefit adjustments prior to October 24, 2014 were primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses were determined using various assumptions, the most significant of which were (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
	Successor		Predecessor		Successor		Predecessor
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$602	100%	$637	100%	$602	100%	$637	100%
Cost of sales	490	81%			490	81%
Gross profit	112	19%			112	19%
Cost of sales, excluding depreciation and amortization			460	72%			460	72%
Selling, general and administrative expense	60	10%	89	14%	60	10%	89	14%
Depreciation and amortization expense			42	7%			42	7%
Research and development expense	18	3%	19	3%	18	3%	19	3%
Restructuring and other costs	5	1%	10	2%	5	1%	10	2%
Other operating expense, net	2	—%	—	—%	2	—%	—	—%
Operating income	27	5%	17	2%	27	5%	17	2%
Interest expense, net	20	3%	41	6%	20	3%	41	6%
Other non-operating income, net	(2)	—%	—	—%	(2)	—%	—	—%
Reorganization items, net	2	—%	70	11%	2	—%	70	11%
Total non-operating expense	20	3%	111	17%	20	3%	111	17%
Income (loss) before income taxes and earnings from unconsolidated entities	7	2%	(94)	(15)%	7	2%	(94)	(15)%
Income tax (benefit) expense	(5)	(1)%	13	2%	(5)	(1)%	13	2%
Income (loss) before earnings from unconsolidated entities	12	3%	(107)	(17)%	12	3%	(107)	(17)%
Earnings from unconsolidated entities, net of taxes	—	—%	1	—%	—	—%	1	—%
Net income (loss)	$12	3%	$(106)	(17)%	$12	3%	$(106)	(17)%
Other comprehensive income	$4		$1		$4		$1
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Net Sales
Net sales in the second quarter of 2015 decreased $35, or 5%, compared to the second quarter of 2014. This decrease was primarily due to unfavorable exchange rate fluctuations of $48 due to the strengthening of the U.S. dollar against the euro and Japanese yen in the second quarter of 2015 as compared to second quarter of 2014, as well as negative price and mix shift, which negatively impacted net sales by $31. These decreases were partially offset by volume increases of $44, which were positively impacted by improved demand in Asia.

Operating Income
During the second quarter of 2015, operating income increased $10 compared to the second quarter of 2014. Cost of sales (excluding depreciation and amortization of $27 in the successor period due to the change in presentation of depreciation and amortization, as described in Note 1 to the unaudited Condensed Consolidated Financial Statements) increased by $3 compared to the second quarter of 2014. In conjunction with the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, in the Successor period, certain costs were recorded in cost of sales rather than in selling, general and administrative expense. Favorable sales volume resulted in a $36 increase in the cost of sales. Additionally, cost of sales was negatively impacted by higher processing costs of $8 related to improvement in plant reliability and to support new investments and growth. These were partially offset by favorable exchange rate fluctuations of $37 driven by the strengthening of the U.S. dollar against the euro and Japanese yen, material productivity initiatives of $9 and raw material cost deflation of $12. Selling, general and administrative expense (excluding depreciation and amortization of $12 due to the presentation change discussed above) decreased by $41 compared to the second quarter of 2014. As discussed above, in 2015, certain costs which previously had been recorded in selling, general and administrative expense are being recorded in cost of sales. Additionally, selling, general and administrative expense benefited from favorable exchange rate fluctuations of $6 as discussed above, adjustments in compensation accruals, unrealized curtailment gains of $3 as a result of freezing pension benefits for certain U.S. pension plan participants and actuarial gains of $10 related to the re-measurement of our pension liabilities. Selling, general and administrative expense in the second quarter of 2014 included foreign currency gains of approximately $11 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the Predecessor period due to the substantial doubt about our ability to continue as a going concern under our prior capital structure. Depreciation and amortization expense in the second quarter of 2015 was $39 compared to $42 in the second quarter of 2014. Research and development expense for the second quarter of 2015 decreased by $1 compared to the second quarter of 2014 primarily related to timing of new projects. Restructuring and other costs for the second quarter of 2015 decreased by $5 compared to the second quarter of 2014 which was primarily due to one-time expenses recorded in the second quarter of 2014 associated with restructuring our capital structure prior to our Chapter 11 bankruptcy.
Non-Operating Expense
In the second quarter of 2015, total non-operating expense decreased by $91 compared to the second quarter of 2014. The decrease was driven by a decrease in interest expense of $21, which was primarily due to a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan, as well as a reduction in reorganization items of $68. Reorganization items in the second quarter of 2014 primarily consisted of a $30 premium related to the Backstop Commitment Agreement (the “Backstop Commitment Premium”), professional fees related to the Bankruptcy Filing of $21 and financing fees related to our senior secured debtor-in-possession term loan agreement (the “DIP Term Loan Facility”) and amended and restated senior secured debtor-in-possession and exit asset-based revolving credit agreement (together with the DIP Term Loan Facility, the “DIP Facilities”) of $19. The decrease was also due to other non-operating income of $2 in the second quarter of 2015, which primarily consisted of unrealized foreign currency transaction gains.
Income Tax Expense
The effective tax rate was (71)% and (14)% for the second quarter of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the second quarter of 2015, income taxes included favorable discrete tax adjustments of $3 pertaining to and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the second quarter of 2014, income taxes included unfavorable discrete tax adjustments of $6 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2015, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Income
In the second quarter of 2015, foreign currency translation positively impacted other comprehensive income by $6, primarily due to the impact of the strengthening of the U.S. dollar against the Japanese yen, partially offset by weakening of the U.S. dollar against the euro. This was partially offset by pension and postretirement benefit losses of $2 due to the recognition of prior service costs following provision changes to our U.S. Pension Plan.
In the second quarter of 2014, foreign currency translation positively impacted other comprehensive income by $1, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen.

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Successor		Predecessor		Successor		Predecessor
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,181	100%	$1,242	100%	$1,181	100%	$1,242	100%
Cost of sales	969	82%			969	82%
Gross profit	212	18%			212	18%
Cost of sales, excluding depreciation and amortization			894	72%			894	72%
Selling, general and administrative expense	134	11%	168	14%	134	11%	168	14%
Depreciation and amortization expense			83	7%			83	7%
Research and development expense	36	3%	39	3%	36	3%	39	3%
Restructuring and other costs	9	1%	14	1%	9	1%	14	1%
Other operating income, net	(5)	—%	—	—%	(5)	—%	—	—%
Operating income	38	3%	44	3%	38	3%	44	3%
Interest expense, net	39	3%	117	9%	39	3%	117	9%
Other non-operating expense, net	2	—%	—	—%	2	—%	—	—%
Reorganization items, net	7	1%	70	6%	7	1%	70	6%
Total non-operating expense	48	4%	187	15%	48	4%	187	15%
Loss before income taxes and earnings from unconsolidated entities	(10)	(1)%	(143)	(12)%	(10)	(1)%	(143)	(12)%
Income tax expense	5	—%	21	2%	5	—%	21	2%
Loss before earnings from unconsolidated entities	(15)	(1)%	(164)	(14)%	(15)	(1)%	(164)	(14)%
Earnings from unconsolidated entities, net of taxes	1	—%	2	—%	1	—%	2	—%
Net loss	$(14)	(1)%	$(162)	(14)%	$(14)	(1)%	$(162)	(14)%
Other comprehensive loss	$(39)		$(13)		$(39)		$(13)
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Net Sales
Net sales during the first half of 2015 decreased $61, or 5%, compared to the first half of 2014. This decrease was primarily due to unfavorable exchange rate fluctuations of $85 due to the strengthening of the U.S. dollar against the euro and Japanese yen in the first half of 2015 as compared to first half of 2014, as well as negative price and mix shift, which negatively impacted net sales by $19. These decreases were partially offset by volume increases of $43, which were positively impacted by improved demand in Asia.

Operating Income
During the first half of 2015, operating income decreased $6 compared to the first half of 2014. Cost of sales (excluding depreciation and amortization of $54 in the successor period due to the change in presentation of depreciation and amortization, as described in Note 1 to the unaudited Condensed Consolidated Financial Statements) increased by $21 compared to the first half of 2014. In conjunction with the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, in the Successor period, certain costs were recorded in cost of sales rather than in selling, general and administrative expense. Favorable sales volume resulted in a $36 increase in the cost of sales. Additionally, cost of sales was negatively impacted by higher processing costs of $10 related to improvement in plant reliability and to support new investments and growth. These were partially offset by favorable exchange rate fluctuations of $67 driven by the strengthening of the U.S. dollar against the euro and Japanese yen, material productivity initiatives of $15 and raw material cost deflation of $4. Selling, general and administrative expense (excluding depreciation and amortization of $22 due to the presentation change discussed above) decreased by $56 compared to the first half of 2014. In 2015, certain costs which previously had been recorded in selling, general and administrative expense are being recorded in cost of sales, as discussed above. Additionally, selling, general and administrative expense benefited from favorable exchange rate fluctuations of $10 as discussed above, adjustments in compensation accruals, unrealized curtailment gains of $3 as a result of freezing pension benefits for certain U.S. pension plan participants and actuarial gains of $10 related to the re-measurement of our pension liabilities. Selling, general and administrative expense in the first half of 2014 included foreign currency gains of approximately $33 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the Predecessor period due to the substantial doubt about our ability to continue as a going concern under our prior capital structure. Depreciation and amortization expense in the first half of 2015 was $76 compared to $83 in the first half of 2014. Research and development expense for the first half of 2015 decreased by $3 compared to the first half of 2014 primarily related to timing of new projects. Restructuring and other costs for the first half of 2015 decreased by $5 compared to the first half of 2014 primarily due to non recurrence of one-time expenses associated with restructuring our capital structure prior to our Chapter 11 bankruptcy during the second quarter of 2014. Other operating income included a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015.
Non-Operating Expense
In the first half of 2015, total non-operating expense decreased by $139 compared to the first half of 2014. The decrease was driven by a decrease in interest expense of $78, which was primarily due to a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan, as well as a reduction in reorganization items of $63.Reorganization items in the first half of 2015 primarily consisted of professional fees and rating fees for the new first and second lien notes. Reorganization items in the first half of 2014 primarily consisted of a $30 Backstop Commitment Premium, professional fees related to the Bankruptcy Filing of $21 and financing fees related to our DIP Facilities of $19. The decrease was partially offset by an increase in other non-operating expense of $2 in the first half of 2015, which primarily consisted of realized and unrealized foreign currency transaction losses.
Income Tax Expense
The effective tax rate was (50)% and (15)% for the first half of 2015 and the first half of 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.

For the first half of 2015, income taxes included favorable discrete tax adjustments of $6 pertaining to a tax law change in Japan and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions. For the first half of 2014, income taxes included favorable discrete tax adjustments of $14 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2015, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Loss
In the first half of 2015, foreign currency translation negatively impacted other comprehensive loss by $37, primarily due to the impact of the strengthening of the U.S. dollar against the euro and Japanese yen, as well as pension and postretirement benefit losses of $2 due to the recognition of prior service costs following provision changes to our U.S. Pension Plan.
In the first half of 2014, foreign currency translation negatively impacted other comprehensive income by $14, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen as it relates to certain intercompany arrangements. For the first half of 2014, pension and postretirement benefit adjustments positively impacted other comprehensive income by $1, primarily due to the amortization of actuarial losses recorded in prior periods.

Results of Operations by Segment
Our segments are based on the products that we offer and the markets that we serve. At June 30, 2015, we had two reportable segments: Silicones and Quartz.
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
In 2015, we redefined our internal reporting structure and now allocate additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the segments, such as certain shared service and administrative functions. The presentation of Segment EBITDA for the three and six months ended June 30, 2014 was retrospectively revised to conform with the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Net Sales(1):
Silicones	$559	$592	$1,091	$1,149
Quartz	43	45	90	93
Total	$602	$637	$1,181	$1,242

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$60	$67	$112	$125
Quartz	9	5	20	12
Corporate	(9)	(13)	(20)	(23)
Total	$60	$59	$112	$114

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$60	$67	$112	$125
Quartz	9	5	20	12
Corporate	(9)	(13)	(19)	(23)
Total	$60	$59	$113	$114

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014 Segment Results
Following is an analysis of the percentage change in sales by business from the three months ended June 30, 2014 to the three months ended June 30, 2015:

	Volume	Price/Mix	Currency Translation	Total
Silicones	7%	(5)%	(8)%	(6)%
Quartz	2%	—%	(6)%	(4)%
Silicones
Net sales in the second quarter of 2015 decreased $33, or 6%, compared to the second quarter of 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $45 due to the strengthening of the U.S. dollar against the euro and Japanese yen, as well as price and mix shift, which negatively impacted net sales by $31. The decrease was partially offset by volume increases of $43 from improved demand in Asia.
Segment EBITDA in the second quarter of 2015 decreased by $7 to $60 compared to the second quarter of 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations and an increase in processing costs related to improvement of plant reliability and to support new investments and growth. The decrease was partially offset by raw material cost deflation and sales volume increase.

Quartz
Net sales in the second quarter of 2015 decreased $2, or 4%, compared to the second quarter of 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $3 due to the strengthening of the U.S. dollar against the euro and Japanese yen offset by volume increases of $1 driven by recovering demand in the semiconductor market.
Segment EBITDA in the second quarter of 2015 increased by $4 to $9 compared to the second quarter of 2014. The increase was primarily due to reductions in processing costs and selling, general and administrative expenses.
Corporate
Corporate charges decreased by $4 in the second quarter of 2015 as compared to the second quarter of 2014, primarily due to favorable exchange rate fluctuations and decreased expenses that are not assessed to the segments.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Following is an analysis of the percentage change in sales by business from the six months ended June 30, 2014 to the six months ended June 30, 2015:

	Volume	Price/Mix	Currency Translation	Total
Silicones	4%	(2)%	(7)%	(5)%
Quartz	2%	—%	(5)%	(3)%
Silicones
Net sales in the first half of 2015 decreased $58, or 5%, compared to the first half of 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $80 due to the strengthening of the U.S. dollar against the euro and Japanese yen, as well as price and mix shift, which negatively impacted net sales by $19. The decrease was partially offset by volume increases of $41 from improved demand in Asia
Segment EBITDA in the first half of 2015 decreased by $13 to $112 compared to the first half of 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations and an increase in processing costs related to improvement of plant reliability and to support new investments and growth. The decrease was partially offset by sales volume increases and raw material cost deflation.

Quartz
Net sales in the first half of 2015 decreased $3, or 3%, compared to the first half of 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $5 due to the strengthening of the U.S. dollar against the euro and Japanese yen, which was offset by volume increases of $2 driven by recovering demand in the semiconductor market.
Segment EBITDA in the first half of 2015 increased by $8 to $20 compared to the first half of 2014. The increase was primarily due to a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015 and reductions in processing costs and selling, general and administrative expenses.
Corporate
Corporate charges decreased by $3 and $4 for Momentive and MPM, respectively, in the first half of 2015 as compared to the first half of 2014, primarily due to favorable exchange rate fluctuations and decreased expenses that are not assessed to the segments.
Reconciliation of Segment EBITDA to Net Income (Loss):

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$60	$67	$112	$125
Quartz	9	5	20	12
Corporate	(9)	(13)	(20)	(23)
Total	$60	$59	$112	$114

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$—	$11	$(3)	$29
Unrealized actuarial and curtailment gains from pension liabilities	13	—	13	—
Restructuring and other costs	(5)	(10)	(9)	(14)
Reorganization items, net	(2)	(70)	(7)	(70)
Total adjustments	6	(69)	(6)	(55)
Interest expense, net	(20)	(41)	(39)	(117)
Income tax benefit (expense)	5	(13)	(5)	(21)
Depreciation and amortization	(39)	(42)	(76)	(83)
Net income (loss)	$12	$(106)	$(14)	$(162)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$60	$67	$112	$125
Quartz	9	5	20	12
Corporate	(9)	(13)	(19)	(23)
Total	$60	$59	$113	$114

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$—	$11	$(4)	$29
Unrealized actuarial and curtailment gains from pension liabilities	13	—	13	—
Restructuring and other costs	(5)	(10)	(9)	(14)
Reorganization items, net	(2)	(70)	(7)	(70)
Total adjustments	6	(69)	(7)	(55)
Interest expense, net	(20)	(41)	(39)	(117)
Income tax benefit (expense)	5	(13)	(5)	(21)
Depreciation and amortization	(39)	(42)	(76)	(83)
Net income (loss)	$12	$(106)	$(14)	$(162)
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three and six months ended June 30, 2015 and June 30, 2014, non-cash charges primarily included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. Restructuring and other costs primarily included expenses from our restructuring and cost optimization programs. For the three and six months ended June 30, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing. For the six months ended June 30, 2014, these costs were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing. For the three and six months ended June 30, 2015, reorganization items, net included professional fees and rating fees for the new debt issued on the Emergence Date.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At June 30, 2015, we had $1,211 of outstanding indebtedness. In addition, at June 30, 2015, we had $380 in liquidity, consisting of the following:
•$169 of unrestricted cash and cash equivalents (of which $132 is maintained in foreign jurisdictions); and

•
$211 of availability under the ABL Facility ($270 borrowing base, less $59 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

The difference in cash of $1 between Momentive and MPM represents cash received by Momentive upon the issuance of common stock to certain of our directors in April 2015.
A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	% of LTM Net Sales	December 31, 2014	% of LTM Net Sales
Accounts receivable	$338	11%	$324	13%
Inventories	434	14%	402	16%
Accounts payable	(221)	(7)%	(223)	(9)%
Net working capital	$551	18%	$503	20%

The increase in net working capital of $48 from December 31, 2014, net of $16 due to the strengthening of the U.S. dollar against foreign currencies, primarily the euro and Japanese yen, was due to an increase in accounts receivable related to customer mix and timing of collections, increase in sales volume, and a buildup of inventories to meet forecasted volume and demand, offset by an increase of $11 in accounts payable due to better payment terms with vendors driven by improved payment terms following our emergence from Chapter 11. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first half of 2015, we did not draw from our ABL Facility. As of June 30, 2015, we had no outstanding borrowings under the ABL Facility.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2015	2014
	Successor	Predecessor
Sources (uses) of cash:
Operating activities	$8	$(110)
Investing activities	(57)	14
Financing activities	—	119
Effect of exchange rates on cash flows	(5)	—
Net (decrease) increase in cash and cash equivalents	$(54)	$23
Operating Activities
In the first half of 2015, operations provided $8 of cash. Net loss of $14 included $75 of non-cash expense items, of which $76 was for depreciation and amortization and $11 was for the amortization of debt discount, both of which were partially offset by a $13 of realized and unrealized actuarial gains from pension liabilities. Net working capital used $49 of cash, primarily, as detailed above, due to increases in inventory of $44 and accounts receivable of $23, and increases in accounts payable of $18 driven by improved payment terms following our Chapter 11 emergence and the timing of when items were expensed versus paid, which primarily included interest on our new debt.
In the first half of 2014, operations used $110 of cash. Net loss of $162 included $136 of non-cash expense items, of which $83 was for depreciation and amortization, $49 was for non-cash reorganization items, $19 was for the reclassification of DIP Facility financing fees and $13 was for deferred income taxes. These items were partially offset by $27 of unrealized foreign currency gains. Net working capital used $52 of cash, driven by increases in inventory of $45 and accounts receivable of $43. These items were partially offset by increases in accounts payable of $36, driven by the same factors, as well as the impact of the Bankruptcy Filing as it relates to pre-petition accounts payable. Changes in other assets and liabilities and due to/from affiliates used $32, and were driven by the timing of when items were expensed versus paid, which primarily included the impact of the Bankruptcy Filing on certain pre-petition liabilities, interest expense, taxes and restructuring expenses.
Investing Activities
In the first half of 2015, investing activities used $57 of cash. We spent $55 for ongoing capital expenditures related to growth, environmental, health and safety compliance and maintenance projects (of which $45 represented current year asset additions, with the remainder spent on asset additions made in prior periods).
In the first half of 2014, investing activities provided $14 of cash. We spent $48 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (of which $28 represented current year asset additions, with the remainder spent on asset additions made in prior periods). These expenditures were offset by the consolidation of Superholdco Finance Corp. (“Finco”), which provided a $50 increase in cash, as well as the $12 in proceeds received from the sale of a subsidiary to Hexion.
Financing Activities
In the first half of 2015, Momentive and MPM’s financing activities used $0 and $1 of cash, respectively, which related to net short-term debt repayments and proceeds from sale of common stock to certain of our directors by Momentive.
In the first half of 2014, financing activities provided $119 of cash. Net short-term debt borrowings were $303, which primarily consisted of $300 of borrowings under our DIP Term Loan Facility. Net long-term debt repayments were $115, which primarily consisted of net repayments under our prior ABL Facility and our Cash Flow Facility. Additionally, the repayment of an affiliated loan in conjunction with various transactions with Finco used cash of $50. We also paid $19 of financing fees related to our DIP Facilities.
At June 30, 2015, there were $59 in outstanding letters of credit and no outstanding borrowings under our $270 ABL Facility, leaving unused borrowing capacity of $211.

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
Covenants Under the ABL Facility and the Notes
The instruments that govern MPM’s indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, under certain circumstances, the maintenance of a fixed charge coverage ratio, as further described below. Payment of borrowings under the ABL Facility and MPM’s notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing the ABL Facility include the failure to pay principal and interest when due, a material breach of a representation or warranty, events of bankruptcy, a change of control and most covenant defaults. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
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
In addition to the financial maintenance covenant described above, MPM is also subject to certain incurrence tests under the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing MPM’s notes contain an incurrence test that restricts MPM’s ability to incur indebtedness or make investments, among other actions, if MPM does not maintain an Adjusted EBITDA to Fixed Charges ratio (measured on a LTM basis) of at least 2.0 to 1.0. The Adjusted EBITDA to Fixed Charges ratio under the indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on a LTM basis. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under the ABL Facility.
At June 30, 2015, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

June 30, 2015
LTM Period
Net income	$1,773
Interest expense, net	99
Income tax expense	21
Depreciation and amortization	163
EBITDA	2,056
Adjustments to EBITDA
Restructuring and other costs(a)	20
Reorganization items, net(b)	(2,032)
Unrealized loss, net on pension and postretirement benefits(c)	2
Non-cash charges and other income and expense(d)	188
Exclusion of Unrestricted Subsidiary results(e)	(15)
Adjusted EBITDA	$219
Pro forma fixed charges(f)	$58
Ratio of Adjusted EBITDA to Fixed Charges(g)	3.78

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure incurred prior to the Bankruptcy Filing.

(b)
Represents incremental costs incurred directly as a result of the Bankruptcy Filing, including certain professional fees, the Backstop Commitment Premium and financing fees related to the debtor-in-possession credit facilities. Also includes the impact of reorganization and fresh start accounting adjustments recorded on the Emergence Date.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability curtailment and remeasurements.

(d)
Non-cash charges and other income and expenses includes the effects of unrealized foreign exchange transaction losses related to certain intercompany arrangements, unrealized derivative gains and losses, losses on asset disposals and stock-based compensation expense.

(e)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility.

(f)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at June 30, 2015.

(g)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2015, we were able to satisfy this test and incur additional indebtedness under these indentures.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on the Company’s financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-02 are not expected to have a significant impact on the Company’s financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30)- Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2015-03 on its financial statements.
In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 has changed the measurement requirement of inventory within the scope of this guidance from lower of cost or market to the lower of cost and net realizable value. The guidance is also defining net realizable value as: the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and amendments to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2014 was provided in Momentive’s Form S-1 and MPM’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such disclosure during the first half of 2015.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of June 30, 2015.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in Momentive’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in MPM’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the second quarter for both Momentive and MPM that are included in MPM’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K”) and MPM’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (the “10-Q”).
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for our previously issued 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”), filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Bankruptcy Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to our previously issued 9.00% Second-Priority Springing Lien Notes due 2021 and 9.50% Second-Priority Springing Lien Notes due 2021 (collectively, the “Old Second Lien Notes”). In addition, on September 16, 2014, BOKF, NA, as trustee for our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) (“BOKF”), and Wilmington Trust, National Association, as trustee for our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) (“Wilmington” and, together with U.S. Bank and BOKF, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on the 3.88% First Lien Notes due 2021 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the Appeals (the “Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the Appeals were decided on their merits, the District Court also terminated the Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). We cannot predict with certainty the ultimate outcome of any such appeals.
Item 1A.    Risk Factors
Except as noted below, the risk factors for both Momentive and MPM that were disclosed in Momentive’s Form S-1 and MPM’s 10-K have not materially changed since Momentive’s S-1 became effective and MPM filed the 10-K. See Risk Factors included in Momentive’s S-1 and Item 1A to Part I of MPM’s 10-K for a complete discussion of these risk factors.
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
Should any of our key suppliers fail to deliver these or other raw materials or intermediate products to us in the quality specifications we require or no longer supply us, we may be unable to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products. In addition, we cannot predict whether new regulations or restrictions may be imposed in the future on silicon metal, siloxane or other key materials, which may result in reduced supply or further increases in prices. We cannot assure investors that we will be able to renew our current materials contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of these or other raw materials or intermediate products, the loss of a key source of supply or any delay in the supply could result in a material adverse effect on our business.

We remain subject to litigation relating to the Chapter 11 proceedings.

In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank, as trustee for the Subordinated Notes, filed the U.S. Bank Appeal before the District Court seeking a reversal of the Bankruptcy Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to our Old Second Lien Notes. In addition, on September 16, 2014, BOKF and Wilmington filed their joint appeal before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on the First Lien Notes and the Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed the Motion to Dismiss with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the Appeals and affirmed the Bankruptcy Court Rulings. Because the Appeals were decided on their merits, the District Court also terminated the Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the Second Circuit. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition by reducing our liquidity and/or increasing our interest costs.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In April 2015, Momentive issued 39,594 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, to certain of our directors, Messrs. Bradley J. Bell, John D. Dionne and Julian Markby, for aggregate proceeds of $0.8 million.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
The Blackstone Group L.P. (“Blackstone”) may be deemed an “affiliate” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) of the Company. Blackstone has indicated in its public filings that it may also be considered an affiliate of Travelport Limited (“Travelport”). Travelport provided the disclosure reproduced below to Blackstone, which disclosure was included in Blackstone’s Form 10-Q for the quarter ended June 30, 2015. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act.
As part of our global business in the travel industry, we provide certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”
Travelport did not provide gross revenues and net profits attributable to the activities described above.
Additionally, Oaktree Capital Management, L.P. (“Oaktree”) may be deemed an “affiliate” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) of the Company. Oaktree has indicated in its public filings that it may also be considered an affiliate of the Maersk Tigris, a Marshall Islands-flagged vessel (the “Vessel”). Oaktree provided the disclosure reproduced below, which disclosure was included in Oaktree’s Form 10-Q for the quarter ended June 30, 2015. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“Section 13(r) of the Securities Exchange Act of 1934 requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its “affiliates” have knowingly engaged in certain specified activities, including transactions or dealings with the Government of Iran. Because the term “affiliate” is broadly interpreted pursuant to Exchange Act Rule 12b-2, certain activities that occurred during the fiscal quarter ended June 30, 2015 may be deemed to have been conducted by one of our affiliates.
On or around April 28, 2015, the Maersk Tigris, a Marshall Islands-flagged vessel (the “Vessel”) that is indirectly owned by funds managed by Oaktree Capital Management, L.P. as investment manager, was seized by the Iran Revolutionary Guard Corps and escorted towards the Iranian port of Bandar Abbas. The Vessel was detained by the Iran Revolutionary Guard until May 7, 2015. During the pendency of the Vessel’s seizure, the Vessel’s ship master purchased certain necessary provisions to maintain the health, safety and/or security of the Vessel’s crew. Neither the Vessel nor any entity affiliated with the Vessel derived any revenues or profits from this activity, and neither the Vessel nor any entity affiliated with the Vessel intends for the activity to continue.”

Item 5.	Other Information
None.

Item 6.    Exhibits

10.1*†	Offer Letter, dated April 20, 2015, between Momentive Performance Materials Inc. and Erick Asmussen

31.1	Rule 13a-14(a)/15d-14(a) Certifications for MPM Holdings Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications for Momentive Performance Materials Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications for MPM Holdings Inc.

32.2	Section 1350 Certifications for Momentive Performance Materials Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	August 14, 2015	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	August 14, 2015	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)