Form 10-Q
period 2015-09-30
Momentive Performance Materials Inc.; MPM Holdings Inc.
filed 2015-11-13
CIK 1405041, 1624826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on November 6, 2015, was 48,028,594 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on November 6, 2015, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

INDEX

		Page
Part I —	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 (successor) and 2014 (predecessor)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 (successor) and 2014 (predecessor)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (successor) and 2014 (predecessor)	8
	Condensed Consolidated Statement of Equity for the nine months ended September 30, 2015	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	50

Part II —	OTHER INFORMATION

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4, $5, $4, and $5 respectively)	$165	$228	$165	$228
Accounts receivable (net of allowance for doubtful accounts of less than $1)	319	324	319	324
Inventories:
Raw materials	154	144	154	144
Finished and in-process goods	270	258	270	258
Deferred income taxes	31	33	31	33
Other current assets	56	60	56	60
Total current assets	995	1,047	995	1,047
Investment in unconsolidated entities	19	18	19	18
Deferred income taxes	18	14	18	14
Other long-term assets	23	27	23	27
Property, plant and equipment:
Land	74	75	74	75
Buildings	293	295	293	295
Machinery and equipment	855	799	855	799
	1,222	1,169	1,222	1,169
Less accumulated depreciation	(108)	(17)	(108)	(17)
	1,114	1,152	1,114	1,152
Goodwill	211	218	211	218
Other intangible assets, net	371	408	371	408
Total assets	$2,751	$2,884	$2,751	$2,884
Liabilities and Equity
Current liabilities:
Accounts payable	$196	$223	$196	$223
Debt payable within one year	40	38	40	38
Interest payable	26	11	26	11
Income taxes payable	7	7	7	7
Deferred income taxes	16	18	16	18
Accrued payroll and incentive compensation	49	57	49	57
Other current liabilities	70	82	70	82
Total current liabilities	404	436	404	436
Long-term liabilities:
Long-term debt	1,180	1,163	1,180	1,163
Pension and postretirement benefit liabilities	340	352	340	352
Deferred income taxes	100	98	100	98
Other long-term liabilities	54	66	54	66
Total liabilities	2,078	2,115	2,078	2,115
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,028,594 and 47,989,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively			—	—
Additional paid-in capital	860	857	859	857
Accumulated other comprehensive loss	(81)	(28)	(81)	(28)
Accumulated deficit	(106)	(60)	(105)	(60)
Total equity	673	769	673	769
Total liabilities and equity	$2,751	$2,884	$2,751	$2,884
See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions, except share data)	Successor	Predecessor	Successor	Predecessor
Net sales	$559	$631	$1,740	$1,873
Cost of sales	469		1,438
Gross profit	90		302
Cost of sales, excluding depreciation and amortization		445		1,339
Selling, general and administrative expense	76	249	210	417
Depreciation and amortization expense		54		137
Research and development expense	17	19	53	58
Restructuring and other costs	4	6	13	20
Other operating income, net	(2)	—	(7)	—
Operating (loss) income	(5)	(142)	33	(98)
Interest expense, net	20	36	59	153
Other non-operating expense, net	—	—	2	—
Reorganization items, net	1	44	8	114
Loss before income taxes and earnings from unconsolidated entities	(26)	(222)	(36)	(365)
Income tax expense (benefit)	6	(23)	11	(2)
Loss before earnings from unconsolidated entities	(32)	(199)	(47)	(363)
Earnings from unconsolidated entities, net of taxes	—	—	1	2
Net loss	$(32)	$(199)	$(46)	$(361)

Net loss per share:
Net loss per common share—basic	$(0.67)	$(1,990,000)	$(0.96)	$(3,610,000)
Net loss per common share—diluted	$(0.67)	$(1,990,000)	$(0.96)	$(3,610,000)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,028,594	100	48,011,335	100
Weighted average common shares outstanding—diluted	48,028,594	100	48,011,335	100

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions)	Successor	Predecessor	Successor	Predecessor
Net sales	$559	$631	$1,740	$1,873
Cost of sales	469		1,438
Gross profit	90		302
Cost of sales, excluding depreciation and amortization		445		1,339
Selling, general and administrative expense	75	249	209	417
Depreciation and amortization expense		54		137
Research and development expense	17	19	53	58
Restructuring and other costs	4	6	13	20
Other operating income, net	(2)	—	(7)	—
Operating (loss) income	(4)	(142)	34	(98)
Interest expense, net	20	36	59	153
Other non-operating expense, net	—	—	2	—
Reorganization items, net	1	44	8	114
Loss before income taxes and earnings from unconsolidated entities	(25)	(222)	(35)	(365)
Income tax expense (benefit)	6	(23)	11	(2)
Loss before earnings from unconsolidated entities	(31)	(199)	(46)	(363)
Earnings from unconsolidated entities, net of taxes	—	—	1	2
Net loss	$(31)	$(199)	$(45)	$(361)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions)	Successor	Predecessor	Successor	Predecessor
Net loss	$(32)	$(199)	$(46)	$(361)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(14)	52	(51)	38
Loss recognized from pension and postretirement benefits	—	(22)	(2)	(21)
Other comprehensive (loss) income	(14)	30	(53)	17
Comprehensive loss	$(46)	$(169)	$(99)	$(344)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions)	Successor	Predecessor	Successor	Predecessor
Net loss	$(31)	$(199)	$(45)	$(361)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(14)	52	(51)	38
Loss recognized from pension and postretirement benefits	—	(22)	(2)	(21)
Other comprehensive (loss) income	(14)	30	(53)	17
Comprehensive loss	$(45)	$(169)	$(98)	$(344)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions)	Successor	Predecessor	Successor	Predecessor
Cash flows provided by (used in) operating activities
Net loss	$(46)	$(361)	$(45)	$(361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	118	137	118	137
Non-cash reorganization items	—	30	—	30
Unrealized actuarial gains from pension liabilities	(10)	—	(10)	—
Pension curtailment gain	(3)	—	(3)	—
Deferred income tax benefit	(1)	(15)	(1)	(15)
Unrealized foreign currency (gain) loss	(6)	109	(6)	109
Amortization of debt discount	17	—	17	—
DIP Facility financing fees	—	19	—	19
Other non-cash adjustments	3	5	3	5
Net change in assets and liabilities:
Accounts receivable	(7)	(28)	(7)	(28)
Inventories	(37)	(75)	(37)	(75)
Accounts payable	(9)	44	(9)	44
Income taxes payable	(8)	(2)	(8)	(2)
Other assets, current and non-current	7	1	7	1
Other liabilities, current and non-current	13	11	13	11
Net cash provided by (used in) operating activities	31	(125)	32	(125)
Cash flows used in investing activities
Capital expenditures	(88)	(70)	(88)	(70)
Capitalized interest	(1)	—	(1)	—
Purchases of intangible assets	(2)	(2)	(2)	(2)
Consolidation of variable interest entity	—	50	—	50
Proceeds from sale of business	—	12	—	12
Proceeds from sale of assets	1	1	1	1
Net cash used in investing activities	(90)	(9)	(90)	(9)
Cash flows provided by financing activities
Proceeds from sale of common stock	1	—	—	—
Net short-term debt borrowings	3	305	3	305
Borrowings of long-term debt	—	208	—	208
Repayments of long-term debt	—	(260)	—	(260)
Repayment of affiliated debt	—	(50)	—	(50)
DIP Facility financing fees	—	(19)	—	(19)
Net cash provided by financing activities	4	184	3	184
(Decrease) increase in cash and cash equivalents	(55)	50	(55)	50
Effect of exchange rate changes on cash and cash equivalents	(7)	(5)	(7)	(5)
Cash and cash equivalents (unrestricted), beginning of period	223	89	223	89
Cash and cash equivalents (unrestricted), end of period	$161	$134	$161	$134
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$29	$136	$29	$136
Income taxes, net of refunds	14	11	14	11
Non-cash investing activity:
Capital expenditures included in accounts payable	$11	$12	$11	$12

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(In millions, except shares data)	Shares	Amount
Balance as of December 31, 2014	47,989,000	$—	$857	$(28)	$(60)	$769
Net loss	—	—	—	—	(46)	(46)
Other comprehensive loss	—	—	—	(53)	—	(53)
Stock-based compensation expense	—	—	2	—	—	2
Proceeds from sale of common stock	39,594	—	1	—	—	1
Balance as of September 30, 2015	48,028,594	$—	$860	$(81)	$(106)	$673

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2014	$—	$857	$(28)	$(60)	$769
Net loss	—	—	—	(45)	(45)
Other comprehensive loss	—	—	(53)	—	(53)
Capital contribution from parent	—	2	—	—	2
Balance as of September 30, 2015	$—	$859	$(81)	$(105)	$673

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share)

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
Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in Momentive’s registration statement on Form S-1 (Registration No. 333-201388) filed December 31, 2014 and amendments thereto (“Form S-1”), which became effective on July 2, 2015, and the audited Consolidated Financial Statements and the accompanying notes included in MPM and its subsidiaries’ most recent Annual Report on Form 10-K.
During the three and nine months ended September 30, 2015, the Company recorded out-of-period adjustments totaling approximately $4 related to operating (loss) income ($3 of which impacted depreciation). The adjustment related to depreciation should have been originally recorded in the successor period ended December 31, 2014 ($1) and each of the first and second quarters of 2015 ($1). The remaining $1 adjustment reversed an entry recorded in the first quarter of 2015 that should have been adjusted to goodwill in fresh-start accounting. The entries decreased pretax income and net income for the three and nine months ended September 30, 2015 by $4 and $2, respectively. After evaluating the quantitative and qualitative aspects of the adjustments, the Company concluded the effect of these adjustments was not material to any previously issued consolidated financial statements or expected annual results for 2015.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

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
Subsequent Events—As a public reporting company, the Company evaluates subsequent events and transactions through the date these unaudited Condensed Consolidated Financial Statements are issued.
Net Income (Loss) Per Share—Momentive calculates earnings per share as the ratio of net income (loss) to weighted average basic and diluted common shares outstanding. For the predecessor period from January 1, 2014 through September 30, 2014 there were no potentially issuable common shares; therefore, basic and diluted weighted average shares outstanding were the same.
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
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30)- Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, the FASB issued Accounting Standards Board Update No. 2015-15: Interest-Imputation of Interest (Subtopic 835-30)- Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides additional guidance regarding the SEC staff’s position on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. Based on the current state of affairs, the Company expects that the adoption of the requirements of ASU 2015-03 and ASU 2015-15 will not impact its consolidated financial statements.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

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
In September 2015, the FASB issued Accounting Standards Board Update No. 2015-16: Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer: i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and ii) record in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Therefore, ASU 2015-15 eliminates the requirement to retrospectively account for provisional adjustments recognized in a business combination. ASU 2015-16 also requires an entity to present separately on the face of the income statements or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period and amendments to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier application permitted for financial statements that have not yet been made available for issuance, with impacts on the Company’s consolidated financial statements that may vary depending on each specific business combination.
3. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Filing are classified as “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, “Reorganization items, net” primarily included professional fees and rating fees for the new first and second lien notes issued on the Emergence Date.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2015 and is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
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
Pursuant to the Shared Services Agreement, during the nine months ended September 30, 2015 and 2014, the Company incurred approximately $49 and $76, respectively, of net costs for shared services and Hexion incurred approximately $58 and $100, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2015 and 2014, were net billings from Hexion to the Company of $30 and $31, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $5 and $9 at September 30, 2015 and December 31, 2014, respectively, and no accounts receivable from Hexion.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchases products from Hexion, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of three years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. Additionally, a subsidiary of the Company has acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). The Distribution Agreements had initial terms of three years and was terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, during the three months ended September 30, 2015 and 2014, the Company sold less than $1 and $2, respectively, of products to Hexion and purchased less than $1. During the nine months ended September 30, 2015 and 2014, the Company sold $2 and $6, respectively, of products to Hexion and purchased less than $1. As of September 30, 2015 and December 31, 2014, the Company had less than $1 and $2, respectively, of accounts receivable from Hexion. As of September 30, 2015 and December 31, 2014, the Company had 0 and less than $1, respectively, of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it provides to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during both the three and nine months ended September 30, 2015 and 2014.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three and nine months ended September 30, 2015, the Company sold approximately $7 and $21, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. During the three and nine months ended September 30, 2014, the Company sold approximately $10 and $20 of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of September 30, 2015 and December 31, 2014, the Company had $3 and $2 of accounts receivable, respectively, from Hexion related to the distribution agreement.
Purchases and Sales of Products and Services with Affiliates Other Than Hexion
The Company sells products to various affiliates other than Hexion. These sales were less than $1 and $3 for the three months ended September 30, 2015 and 2014, respectively, and less than $1 and $9 for the nine months ended September 30, 2015 and 2014, respectively. Receivables from these affiliates were less than $1 and $1 at September 30, 2015 and December 31, 2014, respectively. The Company also purchases products and services from various affiliates other than Hexion. These purchases were less than $1 and $5 for the three months ended September 30, 2015 and 2014, respectively, and $3 and $12 for the nine months ended September 30, 2015 and 2014, respectively. The Company had accounts payable to these affiliates of less than $1 as of both September 30, 2015 and December 31, 2014.
Transactions and Arrangements with Previous Parent and its Subsidiaries
In March 2014, the Company entered into an Employee Services Agreement with Hexion Holdings LLC (formerly, Momentive Performance Materials Holdings LLC, the Company’s ultimate parent prior to October 24, 2014, “Hexion Holdings”), Hexion and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp.”), a subsidiary of Hexion Holdings (the “Services Agreement”). The Services Agreement provided for the executive services of Mr. John G. Boss, who was then employed by Employee Corp., to be made available to the Company and set forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President, Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agreed to pay 100% of Mr. Boss’s costs of employment which are comprised of “Covered Costs” including an annual base salary of $585 thousand, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

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

Recurring Fair Value Measurements
At both September 30, 2015 and December 31, 2014, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or nine months ended September 30, 2015.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2015
Debt	$1,220	$—	$1,133	$—	$1,133
December 31, 2014
Debt	$1,201	$—	$1,166	$—	$1,166
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

6. Debt Obligations

As of September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at September 30, 2015 were $57, leaving an unused borrowing capacity of $213.
As of September 30, 2015, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
Debt outstanding at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $127 and $140 of unamortized debt discount, respectively)	973	—	960	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $43 and $47 of unamortized debt discount, respectively)	207	—	203	—
Other Borrowings:
China bank loans	—	34	—	32
Other	—	6	—	6
Total debt	$1,180	$40	$1,163	$38
Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 14).
7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $5 at September 30, 2015 and December 31, 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower court’s adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of September 30, 2015, the total potential assessment, including penalties and interest, is €47, or approximately $52, of which €32, or approximately $36, relates to the period of ownership subsequent to the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”).
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of September 30, 2015. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both September 30, 2015 and December 31, 2014, the Company had recognized obligations of $13 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, on fresh start, this liability was recorded at its net present value of $8, which assumes a 3% discount rate and an estimated time period of 50 years. The undiscounted obligations, which are expected to be paid over the estimated period, are approximately $17. Over the next five years the Company expects to make ratable payments totaling approximately $2.
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
The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan during the three and nine months ended September 30, 2015:

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Restricted Stock Units	Cliff vest four years after grant date; Immediate vesting upon a change in control event and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Stock Options
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$7.93	$7.62	$7.93	$7.62
Assumptions:
Strike Price	$20.33	$20.33	$20.33	$20.33
Risk-free interest rate	0.48%	0.48%	0.48%	0.48%
Expected term	1.73 years	1.73 years	1.73 years	1.73 years
Expected volatility	47.00%	47.00%	47.00%	47.00%
Tranche Market Threshold	$30.50	$40.66	$30.50	$40.66
The fair market value of the underlying stock price for the purpose of determining strike price was derived from a discounted cash-flow model. The risk-free interest rate has been determined on the yields for U.S. Treasury securities for a period approximating the expected term compounded continuously. The expected term represents the average of anticipated exit scenarios. The expected volatility has been estimated based on the volatilities using a weighted peer group of companies which are deemed to be similar to our Company and is calculated using the expected term of the stock options granted. The Tranche Market Thresholds are the average targeted expected closing prices over 10 days in the event of the underlying stocks trading publicly.
Information on Stock Options activity at the weighted average exercise price of $20.33 per underlying share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Tranche A	Tranche B	Tranche A	Tranche B
Balance at beginning of the period	817,320	817,320	—	—
Granted	93,100	93,100	910,420	910,420
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at end of the period	910,420	910,420	910,420	910,420
As there have been no performance and market based achievements during the three and nine months ended September 30, 2015, there has been no compensation expense recorded. As of September 30, 2015, unrecognized compensation expense related to non-vested stock options was $13. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Restricted Stock Units
Information on Restricted Stock Units (“RSU”) activity at the weighted average grant date fair value of $20.33 per stock unit is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Balance at beginning of the period	700,560	—
Granted	79,800	780,360
Vested	—	—
Forfeited	—	—
Expired	—	—
Balance at end of the period	780,360	780,360
The fair market value of $20.33 per unit related to the RSUs at the grant date is derived through relying on material financial weighted analysis of the Company developed at the time the Company emerged from Chapter 11 Bankruptcy, after considering recent sales of stock to related parties and the review of market conditions and financial performance as of April 10, 2015. The material financial weighted analysis on the Effective Date consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date.
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
There were no performance-based achievements during the three and nine months ended September 30, 2015. The fair value of the Company’s RSUs, net of estimated forfeitures is expensed on a straight-line basis over the required service period, currently four years.
Stock-based compensation expense related to the RSU awards was approximately $1 and $2 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, unrecognized compensation related to RSU awards was $13 and expense will be recognized over the remaining 3.5 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
	Successor		Predecessor		Successor		Predecessor
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$3	$2	$1	$1	$—	$1	$—
Interest cost on projected benefit obligation	2	1	2	1	1	—	1	—
Expected return on assets	(2)	—	(2)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	1	—
Amortization of net gains	—	—	—	—	—	—	(1)	—
Net periodic benefit cost	$2	$4	$2	$2	$2	$—	$2	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Successor		Predecessor		Successor		Predecessor
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$7	$7	$6	$5	$2	$—	$2	$—
Interest cost on projected benefit obligation	6	3	6	3	3	—	3	—
Expected return on assets	(6)	—	(6)	—	—	—	—	—
Curtailment gain (1)	(3)	—	—	—	—	—	—	—
Actuarial gain (2)	(10)	—	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	1	—
Amortization of net losses (gains)	—	—	—	1	—	—	(1)	—
Net periodic benefit (gain) cost	$(6)	$10	$6	$9	$5	$—	$5	$—

(1)
The curtailment gain recognized on pension benefits during the nine months ended September 30, 2015 relates to the remeasurement of the pension benefit obligation in conjunction with plan provision changes for non-exempt employees not subject to a collective bargaining agreement (“impacted employees”). The Company recorded this gain in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations. There was no curtailment gain during the three months ended September 30, 2015.

(2)
The actuarial gain recognized on pension benefits during the nine months ended September 30, 2015 mainly relates to the decrease in projected benefit obligation due to the decrease in discount rate as a result of the re-measurement triggered by plan provision changes for the impacted employees. The Company recorded this gain in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

10. Segment Information and Customers
The Company’s segments are based on the products that the Company offers and the markets that it serves. At September 30, 2015, the Company’s had two reportable segments: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silicones, silicone derivatives and silanes. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce.
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
In 2015, the Company redefined its internal reporting structure and now allocates additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the operating segments, such as certain shared service and administrative functions. The presentation of Segment EBITDA for the three and nine months ended September 30, 2014 was retrospectively revised to conform with current presentation.
Net Sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Silicones	$514	$587	$1,605	$1,736
Quartz	45	44	135	137
Total	$559	$631	$1,740	$1,873

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Silicones	$42	$70	$154	$195
Quartz	6	5	26	17
Corporate	(7)	(12)	(27)	(35)
Total	$41	$63	$153	$177

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Silicones	$42	$70	$154	$195
Quartz	6	5	26	17
Corporate	(7)	(12)	(26)	(35)
Total	$41	$63	$154	$177

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Reconciliation of Segment EBITDA to Net Loss:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$42	$70	$154	$195
Quartz	6	5	26	17
Corporate	(7)	(12)	(27)	(35)
Total	$41	$63	$153	$177

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$—	$(145)	$(3)	$(116)
Unrealized actuarial and curtailment gains from pension liabilities	—	—	13	—
Restructuring and other costs	(4)	(6)	(13)	(20)
Reorganization items, net	(1)	(44)	(8)	(114)
Total adjustments	(5)	(195)	(11)	(250)
Interest expense, net	(20)	(36)	(59)	(153)
Income tax (expense) benefit	(6)	23	(11)	2
Depreciation and amortization	(42)	(54)	(118)	(137)
Net loss	$(32)	$(199)	$(46)	$(361)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$42	$70	$154	$195
Quartz	6	5	26	17
Corporate	(7)	(12)	(26)	(35)
Total	$41	$63	$154	$177

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$1	$(145)	$(3)	$(116)
Unrealized actuarial and curtailment gains from pension liabilities	—	—	13	—
Restructuring and other costs	(4)	(6)	(13)	(20)
Reorganization items, net	(1)	(44)	(8)	(114)
Total adjustments	(4)	(195)	(11)	(250)
Interest expense, net	(20)	(36)	(59)	(153)
Income tax (expense) benefit	(6)	23	(11)	2
Depreciation and amortization	(42)	(54)	(118)	(137)
Net loss	$(31)	$(199)	$(45)	$(361)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For both the three and nine months ended September 30, 2015 and September 30, 2014, non-cash charges primarily included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. Restructuring and other costs primarily included expenses from restructuring and costs optimization programs. For the three and nine months ended September 30, 2015, these amounts also included certain other operating charges. For the three and nine months ended September 30, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing, which were partially offset by a gain related to a claim settlement. For both the three and nine months ended September 30, 2015, reorganization items, net included professional fees and rating fees for the new debt issued on the Emergence Date.
11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	Successor			Predecessor
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1)	$(66)	$(67)	$(36)	$225	$189
Other comprehensive (loss) income before reclassifications, net of tax (1)	—	(14)	(14)	(22)	52	30
Amounts reclassified from Accumulated other comprehensive (loss) income, net of tax	—	—	—	—	—	—
Net other comprehensive (loss) income	—	(14)	(14)	(22)	52	30
Ending balance	$(1)	$(80)	$(81)	$(58)	$277	$219

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

	Nine Months Ended September 30,
	2015			2014
	Successor			Predecessor
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(29)	$(28)	$(37)	$239	$202
Other comprehensive (income) loss before reclassifications, net of tax (1) (2)	(2)	(51)	(53)	(22)	38	16
Amounts reclassified from Accumulated other comprehensive income, net of tax	—	—	—	1	—	1
Net other comprehensive (loss) income	(2)	(51)	(53)	(21)	38	17
Ending balance	$(1)	$(80)	$(81)	$(58)	$277	$219

(1)
Other comprehensive loss related to defined benefit pension and postretirement plans for the three and nine months ended September 30, 2014 relates to unrecognized losses recorded in conjunction with the remeasurement of certain defined benefit pension obligations due to the renegotiation of certain collective bargaining agreements.

(2)
Other comprehensive loss related to defined benefit pension and postretirement plans for the nine months ended September 30, 2015 primarily represents the recognition of net prior service cost following certain plan provision changes (see Note 9).

There were no reclassifications from “Accumulated other comprehensive (loss) income” for either the three or nine months ended September 30, 2015 or 2014.
12. Income Taxes
The effective tax rate was (23)% and 10% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was (28)% and 1% for the nine months ended September 30, 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
For the three and nine months ended September 30, 2015, income taxes included discrete tax adjustments of $1 and 0 pertaining to a tax law change in Japan and the resolution of certain tax matters in non-U.S. jurisdictions. For the three and nine months ended September 30, 2014, income taxes included discrete tax adjustments of ($23) and ($9) respectively, pertaining to pension curtailment, adjustments made to prior year intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2015, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Momentive for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in millions, except share data)	Successor	Predecessor	Successor	Predecessor
Net loss	$(32)	$(199)	$(46)	$(361)
Weighted average common shares—basic	48,028,594	100	48,011,335	100
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares outstanding—diluted	48,028,594	100	48,011,335	100
Net loss per share—basic	$(0.67)	$(1,990,000)	$(0.96)	$(3,610,000)
Net income loss per share—diluted	$(0.67)	$(1,990,000)	$(0.96)	$(3,610,000)
Antidilutive employee share-based awards, excluded	77,290	—	37,520	—
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
Due to the net loss recognized for the three and nine months ended September 30, 2015 and September 30, 2014, there is no effect for potentially dilutive shares.
14. Guarantor/Non-Guarantor Subsidiary Financial Information
As of September 30, 2015, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $250 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC.
SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$48	$1	$116	$—	$165
Accounts receivable	—	87	232	—	319
Due from affiliates	—	67	18	(85)	—
Inventories:
Raw materials	—	76	78	—	154
Finished and in-process goods	—	118	152	—	270
Deferred income taxes	—	—	31	—	31
Other current assets	1	25	30	—	56
Total current assets	49	374	657	(85)	995
Investment in unconsolidated entities	1,735	320	19	(2,055)	19
Deferred income taxes	—	—	18	—	18
Other long-term assets	—	5	18	—	23
Intercompany loans receivable	115	1,034	27	(1,176)	—
Property, plant and equipment, net	—	524	590	—	1,114
Goodwill	—	105	106	—	211
Other intangible assets, net	—	154	217	—	371
Total assets	$1,899	$2,516	$1,652	$(3,316)	$2,751
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$64	$132	$—	$196
Due to affiliates	—	18	67	(85)	—
Debt payable within one year	5	—	35	—	40
Interest payable	26	—	—	—	26
Income taxes payable	—	—	7	—	7
Deferred income taxes	—	—	16	—	16
Accrued payroll and incentive compensation	—	22	27	—	49
Other current liabilities	—	25	45	—	70
Total current liabilities	31	129	329	(85)	404
Long-term liabilities:
Long-term debt	1,180	—	—	—	1,180
Intercompany loans payable	15	455	706	(1,176)	—
Pension liabilities	—	183	157	—	340
Deferred income taxes	—	—	100	—	100
Other long-term liabilities	—	14	40	—	54
Total liabilities	1,226	781	1,332	(1,261)	2,078
Total equity	673	1,735	320	(2,055)	673
Total liabilities and equity	$1,899	$2,516	$1,652	$(3,316)	$2,751

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEETS

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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
THREE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$262	$437	$(140)	$559
Cost of sales	—	227	382	(140)	469
Gross profit	—	35	55	—	90
Selling, general and administrative expense	—	37	38	—	75
Research and development expense	—	11	6	—	17
Restructuring and other costs	—	4	—	—	4
Other operating income, net	—	—	(2)	—	(2)
Operating (loss) income	—	(17)	13	—	(4)
Interest expense (income), net	19	(13)	14	—	20
Other non-operating income, net	—	—	—	—	—
Reorganization items, net	—	1	—	—	1
Loss before income taxes and losses from unconsolidated entities	(19)	(5)	(1)	—	(25)
Income tax expense	—	1	5	—	6
Loss before losses from unconsolidated entities	(19)	(6)	(6)	—	(31)
Losses from unconsolidated entities, net of taxes	(12)	(6)	—	18	—
Net loss	$(31)	$(12)	$(6)	$18	$(31)
Comprehensive loss	$(45)	$(25)	$(20)	$45	$(45)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
THREE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$291	$494	$(154)	$631
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	202	397	(154)	445
Selling, general and administrative expense	10	112	127	—	249
Depreciation and amortization expense	—	17	37	—	54
Research and development expense	—	11	8	—	19
Restructuring and other costs	3	4	(1)	—	6
Operating loss	(13)	(55)	(74)	—	(142)
Interest expense (income), net	34	(26)	28	—	36
Reorganization items, net	—	44	—	—	44
Loss before income taxes and losses from unconsolidated entities	(47)	(73)	(102)	—	(222)
Income tax benefit	—	—	(23)	—	(23)
Loss before losses from unconsolidated entities	(47)	(73)	(79)	—	(199)
Losses from unconsolidated entities, net of taxes	(152)	(79)	—	231	—
Net loss	$(199)	$(152)	$(79)	$231	$(199)
Comprehensive loss	$(169)	$(122)	$(27)	$149	$(169)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
NINE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$815	$1,359	$(434)	$1,740
Cost of sales	—	706	1,166	(434)	1,438
Gross profit	—	109	193	—	302
Selling, general and administrative expense	—	87	122	—	209
Research and development expense	—	33	20	—	53
Restructuring and other costs	—	13	—	—	13
Other operating (income) expense, net	(2)	—	(5)	—	(7)
Operating income (loss)	2	(24)	56	—	34
Interest expense (income), net	58	(46)	47	—	59
Other non-operating expense (income), net	—	(1)	3	—	2
Reorganization items, net	—	8	—	—	8
(Loss) income before income taxes and earnings from unconsolidated entities	(56)	15	6	—	(35)
Income tax expense	—	1	10	—	11
(Loss) income before earnings from unconsolidated entities	(56)	14	(4)	—	(46)
Earnings from unconsolidated entities, net of taxes	11	(3)	1	(8)	1
Net (loss) income	$(45)	$11	$(3)	$(8)	$(45)
Comprehensive loss	$(98)	$(42)	$(19)	$61	$(98)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
NINE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$850	$1,480	$(457)	$1,873
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	610	1,186	(457)	1,339
Selling, general and administrative expense	30	201	186	—	417
Depreciation and amortization expense	—	51	86	—	137
Research and development expense	—	35	23	—	58
Restructuring and other costs	5	14	1	—	20
Operating loss	(35)	(61)	(2)	—	(98)
Interest expense (income), net	147	(92)	98	—	153
Reorganization items, net	17	97	—	—	114
Loss before income taxes and earnings (losses) from unconsolidated entities	(199)	(66)	(100)	—	(365)
Income tax expense (benefit)	—	2	(4)	—	(2)
Loss before (losses) earnings from unconsolidated entities	(199)	(68)	(96)	—	(363)
(Losses) earnings from unconsolidated entities, net of taxes	(162)	(94)	2	256	2
Net loss	$(361)	$(162)	$(94)	$256	$(361)
Comprehensive loss	$(344)	$(145)	$(54)	$199	$(344)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
NINE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(33)	$188		$(39)		$(84)	$32
Cash flows used in investing activities:
Capital expenditures	—	(40)		(48)		—	(88)
Capitalized interest	—	(1)		—		—	(1)
Purchases of intangible assets	—	(2)		—		—	(2)
Proceeds from sale of assets	—	1		—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	36	(a)	—		(36)	—
	—	(6)		(48)		(36)	(90)
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings	1	—		2		—	3
Net intercompany loan (repayments) borrowings	2	(113)		111		—	—
Common stock dividends paid	—	(77)		(7)		84	—
Return of capital to parent from sales of accounts receivable	—	—		(36)	(a)	36	—
	3	(190)		70		120	3
Decrease in cash and cash equivalents	(30)	(8)		(17)		—	(55)
Effect of exchange rate changes on cash and cash equivalents	—	—		(7)		—	(7)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$48	$1		$112		$—	$161
Supplemental disclosures of cash flow information
Non-cash financing activity:
Intercompany loan capitalizations	$—	$(602)		$602		$—	$—

(a)
During the nine months ended September 30, 2015, Momentive Performance Materials USA LLC contributed receivables of $36 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
NINE MONTHS ENDED SEPTEMBER 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(23)	$(153)		$56		$(5)	$(125)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(32)		(38)		—	(70)
Consolidation of variable interest entity	—	—		50		—	50
Proceeds from sale of business	—	—		12		—	12
Purchase of intangible assets	—	(2)		—		—	(2)
Return of capital from subsidiary from sales of accounts receivable	—	41	(a)	—		(41)	—
Proceeds from sale of assets	—	1		—		—	1
	—	8		24		(41)	(9)
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings	305	—		—		—	305
Borrowings of long-term debt	—	118		90		—	208
Repayments of long-term debt	—	(153)		(107)		—	(260)
Repayment of affiliated debt	—	—		(50)		—	(50)
DIP Facility financing fees	(19)	—		—		—	(19)
Net intercompany loan (repayments) borrowings	(258)	191		67		—	—
Common stock dividends paid	—	(5)		—		5	—
Return of capital to parent from sales of accounts receivable	—	—		(41)	(a)	41	—
	28	151		(41)		46	184
Increase in cash and cash equivalents	5	6		39		—	50
Effect of exchange rate changes on cash and cash equivalents	—	—		(5)		—	(5)
Cash and cash equivalents (unrestricted), beginning of period	2	—		87		—	89
Cash and cash equivalents (unrestricted), end of period	$7	$6		$121		$—	$134

(a)
During the nine months ended September 30, 2014, Momentive Performance Materials USA LLC contributed receivables of $41 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

15. Subsequent Events

On November 13, 2015, in light of significant market conditions, the Company announced that it is embarking on a global restructuring to reduce cost to serve. This global cost reduction program is designed to reduce costs by approximately $25 and will be achieved primarily through position eliminations and structural changes at the Company’s operating facilities. The Company expects the program costs, primarily severance related, to be approximately $10 and will be incurred in the fourth quarter of 2015 and into 2016. Substantially all of these charges will result in cash expenditures.

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
Within the following discussion, unless otherwise stated, “the third quarter of 2015” refers to the three months ended September 30, 2015 and “the third quarter of 2014” refers to the three months ended September 30, 2014.
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
(dollar amounts in millions)    (Continued)

Nine Months Ended September 30, 2015 Overview

•
Net Sales—Net sales decreased $133 in the first nine months of 2015 as compared to the first nine months of 2014. The decrease was primarily driven by unfavorable exchange rate fluctuations which were primarily due to the strengthening of the U.S. dollar against the euro and Japanese yen and price mix differentials, partially offset by volume increases.

•
Segment EBITDA—Segment EBITDA decreased by $24 and $23 for Momentive and MPM, respectively, in the first nine months of 2015 as compared to the first nine months of 2014, due primarily to net unfavorable exchange rate fluctuations and an increase in processing costs to improve plant reliability and to support new investments and growth, coupled with negative price and mix shift. These were partially offset by a one-time settlement gain, and deflation in certain of our raw material inputs.

•	Recently completed growth initiatives include:

▪	The expansion of our Leverkusen, Germany facility serving liquid silicone rubber customers throughout Europe in the automotive, aerospace, energy, healthcare and consumer products industries.
Future growth initiatives include:

▪
The expansion of our capability to manufacture NXT* Silane, which is an innovative product used in the production of tires, and can offer tire manufacturers the ability to reduce rolling resistance without loss of wet traction, as well as deliver benefits in the tire manufacturing process. This expansion will double our current NXT* Silane manufacturing capacity and is expected to be completed in 2017.

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
During the remainder of 2015, we expect weakening in demand for our specialty silicones businesses due to global market conditions. The dramatic slowdown in industrial production in China has resulted in lower demand for our products utilized in consumer applications. The continued depression of oil prices has resulted in lower demand for our antifoams/related silicone products utilized by the oil and natural gas industry and has had a negative impact on earnings. While we initially benefited slightly from the price decline due to the corresponding decline in raw material prices, greater than 70% of our raw material inputs are not petroleum-based, and their prices do not fluctuate with the price of crude oil. While we continue to remain well positioned for long-term growth, we anticipate inventory destocking trends and economic volatility will continue into the fourth quarter of 2015. During the third quarter of 2015, our Quartz business experienced production issues which have been since resolved, but will have a several million dollar impact on fourth quarter profitability. We also expect continued softness in semiconductor capital equipment purchases, which will adversely affect volumes in our Quartz business for the remainder of 2015. In addition, as we have emerged from Chapter 11 bankruptcy, we expect the related one-time negative impacts on our business to subside. We expect the increase in liquidity and lower debt service requirements resulting from our successful restructuring efforts to increase our future operational and financial flexibility. As a result, we are well positioned to leverage our leadership positions, optimize our portfolio and drive new growth programs. The Company’s diversified portfolio remains strong and is well positioned when the markets recover.
We are continuing to invest in growth opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success. We are also focused on gaining productivity efficiencies to reduce material costs and improve margins through investments in reliable and stable operations. We continue to evaluate additional actions as well as productivity measures and rightsizing inventory, that could lead to further savings. As a result, we are implementing a global restructuring program targeting $25 in structural cost savings.
Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement was renewed for one year starting in October 2015 and is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.
*NXT is a trademark of Momentive Performance Materials Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

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
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. Prior to October 24, 2014, other comprehensive income included the impact of defined benefit pension and postretirement benefit adjustments. Upon the application of fresh start accounting, beginning on and after October 24, 2014, actuarial gains and losses resulting from pension and postretirement liability re-measurements are recognized immediately in the unaudited Condensed Consolidated Statements of Operations, compared to our prior policy of deferring such gains and losses in accumulated other comprehensive income and amortizing them over future periods. The impact of defined benefit pension and postretirement benefit adjustments prior to October 24, 2014 were primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses were determined using various assumptions, the most significant of which were (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
	Successor		Predecessor		Successor		Predecessor
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$559	100%	$631	100%	$559	100%	$631	100%
Cost of sales	469	84%			469	84%
Gross profit	90	16%			90	16%
Cost of sales, excluding depreciation and amortization			445	71%			445	71%
Selling, general and administrative expense	76	14%	249	40%	75	13%	249	40%
Depreciation and amortization expense			54	9%			54	9%
Research and development expense	17	3%	19	3%	17	3%	19	3%
Restructuring and other costs	4	1%	6	1%	4	1%	6	1%
Other operating income, net	(2)	—%	—	—%	(2)	—%	—	—%
Operating loss	(5)	(1)%	(142)	(24)%	(4)	(1)%	(142)	(24)%
Interest expense, net	20	4%	36	6%	20	4%	36	6%
Other non-operating income, net	—	—%	—	—%	—	—%	—	—%
Reorganization items, net	1	—%	44	7%	1	—%	44	7%
Total non-operating expense	21	4%	80	13%	21	4%	80	13%
Loss before income taxes and earnings from unconsolidated entities	(26)	(5)%	(222)	(37)%	(25)	(5)%	(222)	(37)%
Income tax expense (benefit)	6	1%	(23)	(4)%	6	1%	(23)	(4)%
Loss before earnings from unconsolidated entities	(32)	(6)%	(199)	(33)%	(31)	(6)%	(199)	(33)%
Earnings from unconsolidated entities, net of taxes	—	—%	—	—%	—	—%		—%
Net loss	$(32)	(6)%	$(199)	(33)%	$(31)	(6)%	$(199)	(33)%
Other comprehensive (loss) income	$(14)		$30		$(14)		$30
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Net Sales
Net sales in the third quarter of 2015 decreased $72, or 11%, compared to the third quarter of 2014. This decrease was primarily due to unfavorable exchange rate fluctuations of $44 due to the strengthening of the U.S. dollar against the euro and Japanese yen in the third quarter of 2015 as compared to third quarter of 2014, as well as negative price and mix shift of $23, triggered by China market slowdown, and volume decrease of $3 caused by softening end markets and global inventory destocking compounded with traditional European slowdown.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Loss
During the third quarter of 2015, operating loss decreased by $137 and $138 for Momentive and MPM, respectively, compared to the third quarter of 2014. Cost of sales (excluding depreciation and amortization of $28 in the successor period due to the change in presentation of depreciation and amortization, as described in Note 1 to the unaudited Condensed Consolidated Financial Statements) decreased by $4 compared to the third quarter of 2014. In conjunction with the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, in the Successor period, certain costs were recorded in cost of sales rather than in selling, general and administrative expense. Cost of sales was positively impacted by favorable exchange rate fluctuations of $28 driven by the strengthening of the U.S. dollar against the euro and Japanese yen, savings of $19 due to price/mix trigger in sales, material productivity initiatives of $14, and raw material cost deflation of $11 contributed to the reduction in cost of sales. This reduction in cost of sales was offset by higher processing costs of $33 related to improvement in plant reliability and to support new investments and growth. Selling, general and administrative expense (excluding depreciation and amortization of $14 due to the presentation change discussed above) decreased by $187 and $188 for Momentive and MPM, respectively, compared to the third quarter of 2014. As discussed above, in 2015, certain costs which previously had been recorded in selling, general and administrative expense are being recorded in cost of sales. Additionally, selling, general and administrative expense benefited from favorable exchange rate fluctuations of $7 as discussed above and adjustments in compensation accruals. Selling, general and administrative expense in the third quarter of 2014 included foreign currency losses of approximately $138 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the Predecessor period due to the substantial doubt about our ability to continue as a going concern under our prior capital structure. Depreciation and amortization expense in the third quarter of 2015 was $42 compared to $54 in the third quarter of 2014. Depreciation and amortization expense in the third quarter of 2014 included $12 of accelerated depreciation related to certain long-lived assets that were disposed of before the end of their estimated useful lives. Research and development expense for the third quarter of 2015 decreased by $2 compared to the third quarter of 2014 primarily related to the timing of new projects. Restructuring and other costs for the third quarter of 2015 decreased by $2 compared to the third quarter of 2014 which was primarily due to a decrease in one-time expenses.
Non-Operating Expense
In the third quarter of 2015, total non-operating expense decreased by $59 compared to the third quarter of 2014. The decrease was driven by a decrease in interest expense of $16, which was primarily due to a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan, as well as a reduction in reorganization items of $43. Reorganization items in the third quarter of 2014 primarily consisted of professional fees related to the Bankruptcy Filing.
Income Tax Expense
The effective tax rate was (23)% and 10% for the third quarter of 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
During the year the company reviewed its global unrecognized tax benefit reserves and identified $6 of reserve that should be released. Of this release $4 was recorded in prior quarters and $2 was recorded during the quarter. For the third quarter of 2014, income taxes included favorable discrete tax adjustments of $23 pertaining to related party transaction costs, unrealized gains on intercompany transactions and the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2015, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.
Other Comprehensive Income (Loss)
In the third quarter of 2015, foreign currency translation negatively impacted other comprehensive loss by $14, primarily due to the impact of the weakening of the U.S. dollar against the euro, partially offset by strengthening of the U.S. dollar against the Japanese yen.
In the third quarter of 2014, foreign currency translation positively impacted other comprehensive income by $52, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen, particularly in the last month of the third quarter, partially offset by the strengthening of the U.S. dollar against the euro. For the third quarter of 2014, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $22, primarily due to unrecognized actuarial losses related to the re-measurement of the defined benefit pension obligations in conjunction with the ratification of a new collective bargaining agreement in August 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Successor		Predecessor		Successor		Predecessor
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,740	100%	$1,873	100%	$1,740	100%	$1,873	100%
Cost of sales	1,438	83%			1,438	83%
Gross profit	302	17%			302	17%
Cost of sales, excluding depreciation and amortization			1,339	72%			1,339	72%
Selling, general and administrative expense	210	12%	417	22%	209	12%	417	22%
Depreciation and amortization expense			137	7%			137	7%
Research and development expense	53	3%	58	3%	53	3%	58	3%
Restructuring and other costs	13	1%	20	1%	13	1%	20	1%
Other operating income, net	(7)	—%	—	—%	(7)	—%	—	—%
Operating income (loss)	33	2%	(98)	(5)%	34	1%	(98)	(5)%
Interest expense, net	59	3%	153	8%	59	3%	153	8%
Other non-operating expense, net	2	—%	—	—%	2	—%	—	—%
Reorganization items, net	8	1%	114	6%	8	1%	114	6%
Total non-operating expense	69	4%	267	14%	69	4%	267	14%
Loss before income taxes and earnings from unconsolidated entities	(36)	(2)%	(365)	(19)%	(35)	(2)%	(365)	(19)%
Income tax expense (benefit)	11	1%	(2)	—%	11	1%	(2)	—%
Loss before earnings from unconsolidated entities	(47)	(3)%	(363)	(19)%	(46)	(3)%	(363)	(19)%
Earnings from unconsolidated entities, net of taxes	1	—%	2	—%	1	—%	2	—%
Net loss	$(46)	(3)%	$(361)	(19)%	$(45)	(3)%	$(361)	(19)%
Other comprehensive (loss) income	$(53)		$17		$(53)		$17
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Net Sales
Net sales during the first nine months of 2015 decreased $133, or 7%, compared to the first nine months of 2014. This decrease was primarily due to unfavorable exchange rate fluctuations of $129 due to the strengthening of the U.S. dollar against the euro and Japanese yen in the first nine months of 2015 as compared to first nine months of 2014, as well as negative price and mix shift, which negatively impacted net sales by $18. These decreases were partially offset by volume increases of $15.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income
During the first nine months of 2015, operating income increased $131 and $132 for Momentive and MPM, respectively, compared to the first nine months of 2014. Cost of sales (excluding depreciation and amortization of $82 in the successor period due to the change in presentation of depreciation and amortization, as described in Note 1 to the unaudited Condensed Consolidated Financial Statements) increased by $17 compared to the first nine months of 2014. In conjunction with the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, in the Successor period, certain costs were recorded in cost of sales rather than in selling, general and administrative expense. Cost of sales was positively impacted by favorable exchange rate fluctuations of $89 driven by the strengthening of the U.S. dollar against the euro and Japanese yen, material productivity initiatives of $23, raw material cost deflation of $15, and savings of $5 due to price/mix trigger in sales offset by higher processing costs of $41 related to improvement in plant reliability and to support new investments and growth. Selling, general and administrative expense (excluding depreciation and amortization of $36 due to the presentation change discussed above) decreased by $243 and $244 for Momentive and MPM, respectively, compared to the first nine months of 2014. In 2015, certain costs which previously had been recorded in selling, general and administrative expense are being recorded in cost of sales, as discussed above. Additionally, selling, general and administrative expense benefited from favorable exchange rate fluctuations of $18 as discussed above, adjustments in compensation accruals, unrealized curtailment gains of $3 as a result of freezing pension benefits for certain U.S. pension plan participants and actuarial gains of $10 related to the re-measurement of our pension liabilities. Selling, general and administrative expense in the first nine months of 2014 included foreign currency losses of approximately $102 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the Predecessor period due to the substantial doubt about our ability to continue as a going concern under our prior capital structure. Depreciation and amortization expense in the first nine months of 2015 was $118 compared to $137 in the first nine months of 2014. Depreciation and amortization expense in the first nine months of 2014 included $12 of accelerated depreciation related to certain long-lived assets that were disposed of before the end of their estimated useful lives. Research and development expense for the first nine months of 2015 decreased by $5 compared to the first nine months of 2014 primarily related to timing of new projects. Restructuring and other costs for the first nine months of 2015 decreased by $7 compared to the first nine months of 2014 primarily due to non recurrence of one-time expenses associated with restructuring our capital structure prior to our Chapter 11 bankruptcy during the second quarter of 2014. Other operating income included a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015.
Non-Operating Expense
In the first nine months of 2015, total non-operating expense decreased by $198 compared to the first nine months of 2014. The decrease was driven by a decrease in interest expense of $94, which was primarily due to a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan, as well as a reduction in reorganization items of $106. Reorganization items in the first nine months of 2015 primarily consisted of professional fees and rating fees for the new first and second lien notes. Reorganization items in the first nine months of 2014 primarily consisted of professional fees related to the Bankruptcy Filing of $62, a $30 premium related to the Backstop Commitment Agreement (the “Backstop Commitment Premium”), financing fees related to our senior secured debtor-in-possession term loan agreement (the “DIP Term Loan Facility”) and amended and restated senior secured debtor-in-possession and exit asset-based revolving credit agreement (together with the DIP Term Loan Facility, the “DIP Facilities”) of $19, as well as other fees related to the Bankruptcy Filing of $3. The decrease was partially offset by an increase in other non-operating expense of $2 in the first nine months of 2015, which primarily consisted of realized and unrealized foreign currency transaction losses.
Income Tax Expense
The effective tax rate was (28)% and 1% for the first nine months of 2015 and the first nine months of 2014, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance.
During the year the company reviewed its global unrecognized tax benefit reserves and identified $6 of reserve that should be released. Of this release, $4 relates to prior quarters and $2 relates to prior years. For the first nine months of 2014, income taxes included favorable discrete tax adjustments of $9 pertaining to the resolution of certain tax matters in U.S. and non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2015, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Other Comprehensive Income (Loss)
In the first nine months of 2015, foreign currency translation negatively impacted other comprehensive loss by $51, primarily due to the impact of the strengthening of the U.S. dollar against the euro. In the first nine months of 2015, pension and postretirement benefit losses negatively impacted other comprehensive loss by $2 due to the recognition of prior service costs following provision changes to our U.S. pension plan.
In the first nine months of 2014, foreign currency translation positively impacted other comprehensive income by $38, primarily due to the strengthening of the U.S. dollar against the Japanese yen, particularly in the last month of the period, partially offset by the strengthening of the U.S. dollar against the euro. For the first nine months of 2014, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $21, primarily due to unrecognized actuarial losses related to the remeasurement of the defined benefit pension obligations in conjunction with the ratification of a new collective bargaining agreement of August 2014.
Results of Operations by Segment
Our segments are based on the products that we offer and the markets that we serve. At September 30, 2015, we had two reportable segments: Silicones and Quartz.
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
In 2015, we redefined our internal reporting structure and now allocate additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the segments, such as certain shared service and administrative functions. The presentation of Segment EBITDA for the three and nine months ended September 30, 2014 was retrospectively revised to conform with the current presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Net Sales(1):
Silicones	$514	$587	$1,605	$1,736
Quartz	45	44	135	137
Total	$559	$631	$1,740	$1,873

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$42	$70	$154	$195
Quartz	6	5	26	17
Corporate	(7)	(12)	(27)	(35)
Total	$41	$63	$153	$177

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$42	$70	$154	$195
Quartz	6	5	26	17
Corporate	(7)	(12)	(26)	(35)
Total	$41	$63	$154	$177
Segment Results
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Following is an analysis of the percentage change in sales by business from the three months ended September 30, 2014 to the three months ended September 30, 2015:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(1)%	(4)%	(7)%	(12)%
Quartz	9%	(1)%	(6)%	2%
Silicones
Net sales in the third quarter of 2015 decreased $73, or 12%, compared to the third quarter of 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $42 due to the strengthening of the U.S. dollar against the euro and Japanese yen,as well as volume decreases of $7 caused by softening end markets and global inventory destocking compounded with traditional European slowdown and negative price and mix shift of $23 triggered by China market slowdown.
Segment EBITDA in the third quarter of 2015 decreased by $28 to $42 compared to the third quarter of 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations, higher processing costs related to improvement of plant reliability and to support new investments and growth, volume decrease and negative price and mix differentials triggered by China market slowdown and related global destocking. These were partially offset by raw material cost deflation.
Quartz
Net sales in the third quarter of 2015 increased $1, or 2%, compared to the third quarter of 2014. The increase was primarily due to volume increases of $4 offset by unfavorable exchange rate fluctuations of $3 due to the strengthening of the U.S. dollar against the euro and Japanese yen.
Segment EBITDA in the third quarter of 2015 increased by $1 to $6 compared to the third quarter of 2014. The increase was primarily due to increase in sales volume and reductions in processing costs and manufacturing efficiencies and selling, general and administrative expenses.
Corporate
Corporate charges decreased by $5 in the third quarter of 2015 as compared to the third quarter of 2014, primarily due to favorable exchange rate fluctuations and decreased expenses that are not assessed to the segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Following is an analysis of the percentage change in sales by business from the nine months ended September 30, 2014 to the nine months ended September 30, 2015:

	Volume	Price/Mix	Currency Translation	Total
Silicones	—%	(1)%	(7)%	(8)%
Quartz	5%	—%	(6)%	(1)%
Silicones
Net sales in the first nine months of 2015 decreased $131, or 8%, compared to the first nine months of 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $121 due to the strengthening of the U.S. dollar against the euro and Japanese yen, as well as price and mix shift, which negatively impacted net sales by $18. The decrease was partially offset by volume increases of $8 from improved demand in Europe and Asia.
Segment EBITDA in the first nine months of 2015 decreased by $41 to $154 compared to the first nine months of 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations, higher processing costs related to improvement in plant reliability and to support new investments and growth, and negative price/mix differentials. The decrease was partially offset by raw material cost deflation.
Quartz
Net sales in the first nine months of 2015 decreased $2, or 1%, compared to the first nine months of 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $8 due to the strengthening of the U.S. dollar against the euro and Japanese yen, which was offset by volume increases of $6.
Segment EBITDA in the first nine months of 2015 increased by $9 to $26 compared to the first nine months of 2014. The increase was primarily due to a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015, increase in sales volume, and reductions in processing costs and selling, general and administrative expenses.
Corporate
Corporate charges decreased by $8 and $9 for Momentive and MPM, respectively, in the first nine months of 2015 as compared to the first nine months of 2014, primarily due to favorable exchange rate fluctuations and decreased expenses that are not assessed to the segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Reconciliation of Segment EBITDA to Net Loss:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$42	$70	$154	$195
Quartz	6	5	26	17
Corporate	(7)	(12)	(27)	(35)
Total	$41	$63	$153	$177

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$—	$(145)	$(3)	$(116)
Unrealized actuarial and curtailment gains from pension liabilities	—	—	13	—
Restructuring and other costs	(4)	(6)	(13)	(20)
Reorganization items, net	(1)	(44)	(8)	(114)
Total adjustments	(5)	(195)	(11)	(250)
Interest expense, net	(20)	(36)	(59)	(153)
Income tax (expense) benefit	(6)	23	(11)	2
Depreciation and amortization	(42)	(54)	(118)	(137)
Net loss	$(32)	$(199)	$(46)	$(361)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Segment EBITDA:
Silicones	$42	$70	$154	$195
Quartz	6	5	26	17
Corporate	(7)	(12)	(26)	(35)
Total	$41	$63	$154	$177

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$1	$(145)	$(3)	$(116)
Unrealized actuarial and curtailment gains from pension liabilities	—	—	13	—
Restructuring and other costs	(4)	(6)	(13)	(20)
Reorganization items, net	(1)	(44)	(8)	(114)
Total adjustments	(4)	(195)	(11)	(250)
Interest expense, net	(20)	(36)	(59)	(153)
Income tax (expense) benefit	(6)	23	(11)	2
Depreciation and amortization	(42)	(54)	(118)	(137)
Net loss	$(31)	$(199)	$(45)	$(361)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the three and nine months ended September 30, 2015 and September 30, 2014, non-cash charges primarily included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. Restructuring and other costs primarily included expenses from our restructuring and cost optimization programs. For the three and nine months ended September 30, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing. For the nine months ended September 30, 2014, these costs were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing. For the three and nine months ended September 30, 2015, reorganization items, net included professional fees and rating fees for the new debt issued on the Emergence Date.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At September 30, 2015, we had $1,220 of outstanding indebtedness. In addition, at September 30, 2015, we had $374 in liquidity, consisting of the following:
•$161 of unrestricted cash and cash equivalents (of which $112 is maintained in foreign jurisdictions); and

•
$213 of availability under the ABL Facility ($270 borrowing base, less $57 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	% of LTM Net Sales	December 31, 2014	% of LTM Net Sales
Accounts receivable	$319	14%	$324	13%
Inventories	424	18%	402	16%
Accounts payable	(196)	(8)%	(223)	(9)%
Net working capital	$547	24%	$503	20%
The increase in net working capital of $44 from December 31, 2014, net of $23 due to the strengthening of the U.S. dollar against foreign currencies, primarily the euro and Japanese yen, was due to an increase in accounts receivable related to customer mix and timing of collections, residual pre-bankruptcy settlements, timing of when items were paid versus expensed, and a buildup of inventories to meet forecast volume and demand, offset by a decrease of $17 due to longer payment terms with vendors following our emergence from Chapter 11. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.

The company remains focused on optimizing working capital and repositioning inventories during the quarter ended December 31, 2015 and expects slight use of net working capital.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first nine months of 2015, we did not draw from our ABL Facility. As of September 30, 2015, we had no outstanding borrowings under the ABL Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
Sources (uses) of cash:
Operating activities	$31	$(125)	$32	$(125)
Investing activities	(90)	(9)	(90)	(9)
Financing activities	4	184	3	184
Effect of exchange rates on cash flows	(7)	(5)	(7)	(5)
Net (decrease) increase in cash and cash equivalents	$(62)	$45	$(62)	$45
Operating Activities
In the first nine months of 2015, Momentive and MPM’s operations provided $31 and $32 of cash, respectively. Net loss of $46 for Momentive and $45 for MPM included $118 of non-cash expense items, of which $118 was for depreciation and amortization and $17 was for the amortization of debt discount, both of which were partially offset by a $13 of realized and unrealized actuarial gains from pension liabilities. Net working capital used $53 of cash, primarily, as detailed above, due to increases in inventory of $37 and accounts receivable of $7, and a decrease in accounts payable of $9.
In the first nine months of 2014, operations used $125 of cash. Net loss of $361 included $285 of non-cash expense items, of which $137 was for depreciation and amortization, $30 was for the non-cash reorganization items, $109 was for unrealized foreign currency losses, $19 was for the reclassification of DIP Facility financing fees and $15 was for deferred income taxes. Net working capital used $59 of cash, driven by increases in inventory of $75 and accounts receivable of $28. These items were partially offset by increases in accounts payable of $44, driven by the same factors, as well as the impact of the Bankruptcy Filing as it relates to pre-petition accounts payable. Changes in other assets and liabilities, income taxes payable and due to/from affiliates provided $10, and were driven by the timing of when items were expensed versus paid, which primarily included the impact of the Bankruptcy Filing on certain pre-petition liabilities, interest expense, taxes and restructuring expenses.
Investing Activities
In the first nine months of 2015, investing activities used $90 of cash. We spent $89 for ongoing capital expenditures related to growth, environmental, health and safety compliance and maintenance projects (of which $69 represented current year asset additions, with the remainder spent on asset additions made in prior periods).
In the first nine months of 2014, investing activities used $9 of cash. We spent $70 for ongoing capital expenditures related to environmental, health and safety compliance and maintenance projects (of which $53 represented current year asset additions, with the remainder spent on asset additions made in prior periods). These expenditures were offset by the consolidation of Superholdco Finance Corp. (“Finco”), which provided a $50 increase in cash, as well as the $12 in proceeds received from the sale of a subsidiary to Hexion.
Financing Activities
In the first nine months of 2015, Momentive and MPM’s financing activities provided $4 and $3 of cash, respectively, which related to net short-term debt borrowings and proceeds from sale of common stock to certain of our directors by Momentive.
In the first nine months of 2014, financing activities provided $184 of cash. Net short-term debt borrowings were $305, which primarily consisted of $300 of borrowings under our DIP Term Loan Facility. Net long-term debt repayments were $52, which primarily consisted of net repayments under our prior ABL Facility and our Cash Flow Facility. Additionally, the repayment of an affiliated loan in conjunction with various transactions with Finco used cash of $50. We also paid $19 of financing fees related to our DIP Facilities.
At September 30, 2015, there were $57 in outstanding letters of credit and no outstanding borrowings under our $270 ABL Facility, leaving unused borrowing capacity of $213.
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
(dollar amounts in millions)    (Continued)

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
At September 30, 2015, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

September 30, 2015
LTM Period
Net income	$1,941
Interest expense, net	83
Income tax expense	50
Depreciation and amortization	151
EBITDA	2,225
Adjustments to EBITDA
Restructuring and other costs(a)	18
Reorganization items, net(b)	(2,075)
Unrealized loss, net on pension and postretirement benefits(c)	2
Non-cash charges and other income and expense(d)	47
Exclusion of Unrestricted Subsidiary results(e)	(23)
Adjusted EBITDA	$194
Pro forma fixed charges(f)	$59
Ratio of Adjusted EBITDA to Fixed Charges(g)	3.29

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure incurred prior to the Bankruptcy Filing.

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

(e)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility.

(f)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at September 30, 2015.

(g)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of September 30, 2015, we were able to satisfy this test and incur additional indebtedness under these indentures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

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
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30)- Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, the FASB issued Accounting Standards Board Update No. 2015-15: Interest-Imputation of Interest (Subtopic 835-30)- Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides additional guidance regarding the SEC staff’s position on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company expects that the adoption of the requirements of ASU 2015-03 and ASU 2015-15 will not impact its consolidated financial statements.
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
In September 2015, the FASB issued Accounting Standards Board Update No. 2015-16: Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer: i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and ii) record in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Therefore, ASU 2015-15 eliminates the requirement to retrospectively account for provisional adjustments recognized in a business combination. ASU 2015-16 also requires an entity to present separately on the face of the income statements or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period and amendments to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier application permitted for financial statements that have not yet been made available for issuance, with impacts on the Company’s consolidated financial statements that may vary depending on each specific business combination

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.
Information regarding our market risk as of December 31, 2014 was provided in Momentive’s Form S-1 and MPM’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such disclosure during the first nine months of 2015.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of September 30, 2015.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of September 30, 2015.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the third quarter for both Momentive and MPM that are included in MPM’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K”) and MPM’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2015 and June 30, 2015 (the “10-Qs”).
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for our previously issued 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”), filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Bankruptcy Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to our previously issued 9.00% Second-Priority Springing Lien Notes due 2021 and 9.50% Second-Priority Springing Lien Notes due 2021 (collectively, the “Old Second Lien Notes”). In addition, on September 16, 2014, BOKF, NA, as trustee for our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) (“BOKF”), and Wilmington Trust, National Association, as trustee for our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) (“Wilmington” and, together with U.S. Bank and BOKF, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on the 3.88% First Lien Notes due 2021 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the Appeals (the “Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings (together, the “Second Circuit Appeals”). Because the Appeals were decided on their merits, the District Court also terminated the Motion to Dismiss as moot. Each of the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”) where the Second Circuit Appeals are currently pending. On September 3, 2015, the Debtors filed motions with the Second Circuit to dismiss each of the Second Circuit Appeals pursuant to the legal doctrine of equitable mootness (the “Second Circuit Motions to Dismiss”). While the briefing with respect to the Second Circuit Motions to Dismiss is now complete, the Second Circuit has not yet ruled on such motions. Further, the briefing schedule with respect to the merits of the Second Circuit Appeals has not yet been determined. We cannot predict with certainty the ultimate outcome of any such appeals.
Item 1A.    Risk Factors
Except as noted below, the risk factors for both Momentive and MPM that were disclosed in Momentive’s Form S-1 and MPM’s 10-K and 10-Qs have not materially changed since Momentive’s S-1 became effective and MPM filed the 10-K and 10-Qs. See Risk Factors included in Momentive’s S-1, Item 1A to Part I of MPM’s 10-K and Item 1A to Part II of MPM’s 10-Qs for a complete discussion of these risk factors.
Risks Related to Our Business

We remain subject to litigation relating to the Chapter 11 proceedings.

In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank, as trustee for the Subordinated Notes, filed the U.S. Bank Appeal before the District Court seeking a reversal of the Bankruptcy Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to our Old Second Lien Notes. In addition, on September 16, 2014, BOKF and Wilmington filed their joint appeal before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on the First Lien Notes and the Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed the Motion to Dismiss with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the Appeals and affirmed the Bankruptcy Court Rulings. Because the Appeals were decided on their merits, the District Court also terminated the Motion to Dismiss as moot. Each of the Appellants appealed the District Court Decision to the Second Circuit where the Second Circuit Appeals are currently pending. On September 3, 2015, the Debtors filed the Second Circuit Motions to Dismiss. While the briefing with respect to the Second Circuit Motions to Dismiss is now complete, the Second Circuit has not yet ruled on such motions. Further, the briefing schedule with respect to the merits of the Second Circuit Appeals has not yet been determined. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition by reducing our liquidity and/or increasing our interest costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
The Blackstone Group L.P. (“Blackstone”) may be deemed an “affiliate” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) of the Company. Blackstone has indicated in its public filings that it may also be considered an affiliate of Travelport Worldwide Limited (“Travelport”) and Hilton Worldwide Holdings Inc. (“Hilton”).
Hilton filed the following disclosure in its Form 10-Q for the quarter ended September 30, 2015. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
During the fiscal quarter ended September 30, 2015, an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings. Net profit to Hilton Worldwide Holdings Inc. (“Hilton”) from these dealings was approximately $495. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”) and under 31 C.F.R. Section 560.210 (d). The Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations.
Travelport filed the following disclosure included in its Form 10-Q for the quarter ended September 30, 2015. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act.
As part of our global business in the travel industry, we provide certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.
The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2015 were approximately $133,000 and $94,000, respectively.”

Item 5.	Other Information

On November 13, 2015, in light of significant market conditions, the Company announced that it is embarking on a global restructuring to reduce cost to serve. This global cost reduction program is designed to reduce costs by approximately $25 and will be achieved primarily through position eliminations and structural changes at the Company’s operating facilities. The Company expects the program costs, primarily severance related, to be approximately $10 and will be incurred in the fourth quarter of 2015 and into 2016.

Item 6.    Exhibits

10.1*†	Offer Letter, dated August 17, 2015, between Momentive Performance Materials Inc. and John D. Moran

31.1	Rule 13a-14(a)/15d-14(a) Certifications for MPM Holdings Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications for Momentive Performance Materials Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications for MPM Holdings Inc.

32.2	Section 1350 Certifications for Momentive Performance Materials Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	November 13, 2015	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	November 13, 2015	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)