Form 10-K
period 2016-12-31
Momentive Performance Materials Inc.; MPM Holdings Inc.
filed 2017-03-10
CIK 1405041, 1624826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
MPM Holdings Inc.                  ☒
Momentive Performance Materials Inc.      ☒

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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2017 was 48,058,114 shares.

The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2017 was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-K is a combined annual report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

Documents incorporated by reference: None

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

INDEX

		PAGE
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	25

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Consolidated Financial Statements of MPM Holdings Inc. and Momentive Performance Materials Inc.
	Consolidated Balance Sheets at December 31, 2016 and 2015	53
	Consolidated Statements of Operations; year ended December 31, 2016; year ended December 31, 2015; Successor period from October 25, 2014 through December 31, 2014 and Predecessor period from January 1, 2014 through October 24, 2014	53
	Consolidated Statements of Comprehensive (Loss) Income; year ended December 31, 2016; year ended December 31, 2015; Successor period from October 25, 2014 through December 31, 2014and Predecessor period from January 1, 2014 through October 24, 2014	55
	Consolidated Statements of Cash Flows; year ended December 31, 2016; year ended December 31, 2015; Successor period from October 25, 2014 through December 31, 2014 and Predecessor period from January 1, 2014 through October 24, 2014	56
	Consolidated Statements of Equity (Deficit); year ended December 31, 2016; year ended December 31, 2015; Successor period from October 25, 2014 through December 31, 2014 and Predecessor period from January 1, 2014 through October 24, 2014	58
	Notes to Consolidated Financial Statements	60
	Report of Independent Registered Public Accounting Firm	117
Financial Statement Schedules:
	Schedule I - Condensed Parent Company Financial Statements	121
	Schedule II - Valuation and Qualifying Accounts	124
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	124
Item 9A.	Controls and Procedures	124
Item 9B.	Other Information	125

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	126
Item 11.	Executive Compensation	130
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	131
Item 13.	Certain Relationships and Related Transactions, and Director Independence	134
Item 14.	Principal Accounting Fees and Services	136

PART IV
Item 15.	Exhibits and Financial Statement Schedules	137
Item 16.	Form 10-K Summary	140
	Signatures	141

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our transformation and restructuring activities, growth and productivity initiatives, anticipated cost savings, growth, and market recovery, and competitiveness. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the impact of work stoppages and other incidents on our operations, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our global restructuring, transformation, and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, our ability to obtain additional financing, and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the “Risk Factors” section of this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
ITEM 1. BUSINESS

Overview
MPM Holdings Inc. (“Momentive”) is a holding company that conducts substantially all of its business through its subsidiaries. Momentive’s wholly owned subsidiary, MPM Intermediate Holdings Inc. (“Intermediate Holdings”), is a holding company for its wholly owned subsidiary, Momentive Performance Materials Inc. (“MPM”) and its subsidiaries.
As a result of MPM’s reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date” or the “Emergence Date”) (described below), Momentive became the indirect parent company of MPM in accordance with MPM’s plan of reorganization (the “Plan”) pursuant to MPM’s emergence from Chapter 11 bankruptcy on the Emergence Date. Prior to its reorganization, MPM, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
Momentive along with its subsidiaries is one of the world's largest producers of silicones, silicone derivatives and functional silanes. Momentive is a global leader in the development and manufacture of products derived from quartz and specialty ceramics.

Products and Markets
Our products are used in thousands of applications and are sold into diverse markets, such as industrial, building and construction, transportation, agriculture, electronics, healthcare, personal care, semiconductor and fiber optics. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 3,400 patents, the majority of which relate to the development of new products and manufacturing processes.
As of December 31, 2016, we had 23 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this network of production facilities, we serve more than 4,000 customers between our Silicones and Quartz businesses in over 100 countries worldwide. We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships. Our customers include leading companies in their respective industries.
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
Develop and Market New Products—We will continue our efforts to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we expect to create new generations of products and services which will continue to drive revenue and earnings growth over the long term. In 2016, 2015 and 2014, we invested $64, $65 and $76, respectively, in research and development. In recent years we have completed such initiatives as upgrading technology facilities at our Tarrytown, NY site, implementing a full scale pilot line for our coatings business in Leverkusen, Germany, expanding our technology center in Seoul, Korea, and opening a research and development facility in Bangalore, India, all of which further complement our network of innovation centers strategically located to support our customers globally.
Increase Shift to High-Margin Specialty Products—We proactively manage our product portfolio with a focus on specialty, high-margin products. We continue to invest in growth as demonstrated by our recent announcement related to NXT* silane expansion in Leverkusen, Germany anticipated to be operational in 2017.
In addition, we recently acquired the operating assets of Sea Lion Technology, Inc to further support the Silanes business. We previously had a tolling relationship with Sea Lion Technology, Inc. on their site, so these assets are well known to us. We believe the acquisition will enable us to further strategically leverage these assets in support of our NXT* silane business.
These actions enable us to strategically invest in a specialty growth platform and rationalize commodity-oriented siloxane capacity. The actions we are taking to lower costs, transform operations and invest in profitable growth will enhance our competitiveness in the current market environment and position us well when end markets recover.

*NXT is a trademark of Momentive Performance Materials Inc.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures—As a large manufacturer of performance materials, with leadership in the production of silicone, silicone derivatives, quartz and specialty ceramics, we have an advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio and better serve our customers. We believe we will have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies.
Implement Strategic Cost Reduction Initiatives—Pursuant to our earlier announcements during the fourth quarter of 2015 and as expanded in March and May of 2016, approximately $35 in annual structural cost reduction initiatives through our global restructuring program have been implemented and have begun delivering savings, of which approximately $29 were delivered in 2016. At the same time, we initiated strategic actions to address our global siloxane manufacturing capacity including, transformation of our Leverkusen, Germany facility by rationalizing siloxane capacity and making further investments in specialty assets through the NXT* silanes expansion, which is on track. In the fourth quarter of 2016, we completed the siloxane rationalization at our Leverkusen, Germany facility and it will reduce operating costs by approximately $10 per year. We have incurred approximately $17 in costs associated with the restructuring initiative as of December 31, 2016, which primarily represents severance expenses. The targeted savings are being achieved primarily through a reduction in force and delayering of our organization mostly in selling, general and administrative roles, as well as productivity actions at our operating facilities.

Leverage Cost Savings from the Shared Services Agreement—The Shared Services Agreement with Hexion Inc. (“Hexion”) has resulted in significant synergies for us. The Shared Services Agreement remains in place between MPM and Hexion following completion of our balance sheet restructuring, and both companies will continue to work together to benefit from the optimized cost structure and services that it provides.
Industry and Competitors
We compete with a variety of companies, including large global chemical companies and small specialty chemical companies, in each of our product lines.The principal factors of competition in our industry include product quality, customer service and breadth of product offerings, product innovation, manufacturing efficiency, distribution and price.
Our Businesses
The following paragraphs discuss our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2016.

Silicones
2016 Net Sales: $2,061
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

•
Silanes and Resins— Silane and resin products are primarily used as components in a variety of specialty applications where improved performance is desired. Resins are used as binders in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally focused on situations where required performance characteristics, such as paintability, high-temperature or harsh environmental resistance, are beyond the scope of traditional materials. Our Tospearl resins are also used as light diffusion aids in LCD/LED screens, lighting and as slip agents in plastic packaging materials and paints and coatings. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. Silane and resin products are sold into a diverse range of end-markets, including aerospace, construction, coatings and inks, paint, adhesives, electronics, motor vehicles, sealants, rubber and plastics. We sell silane and specialty resins brands including: Silblock, A-Link,Wetlink, Silquest, NXT, Pearlene, SPUR, Tospearl, and CoatOSil.

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

•
Room Temperature Vulcanizers—Room Temperature Vulcanization (“RTV”) products consist of highly engineered gels, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include the TSE, SilCool, InvisiSil, and SnapSil brand names.

•
Urethane Additives— Urethane Additive’s product portfolio includes silicone surfactants used essentially for stabilizing polyurethane foam and a diverse line of tertiary amines to provide blow, gel and balanced catalysis in polyurethane foam reaction. Polyurethane applications include furniture, bedding, auto interior, appliances, construction, carpet backing, footwear and polyurethane leather. Urethane additive products are sold under the Niax, and Geolite brands.

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
Raw Materials

•
Silicon Metal— Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include Ferroglobe PLC, Elkem ASA, Lao Silicon Ltd., CBC Co. Ltd., and other smaller vendors located around the world. We currently purchase silicon metal under short-term, one-year or multi-year contracts and in the spot market. We typically purchase silicon metal under formal contracts in the United States and in the spot market in Asia Pacific.

•
Siloxane— Siloxane is a key intermediate required to produce silicone polymers. We are one of two producers in the silicones market with global siloxane production capacity. We produce siloxane for our internal use in Waterford, NY and Ohta, Japan and source siloxane from our joint venture in Jiande, China and third parties. We also source siloxane under a purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”) and from time to time, we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our costs.

•
Methanol— Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Itochu Chemical Forontier Corporation, CBC Co. Ltd., Southern Chemical Corporation, and Mitsubishi Gas Chemicals. We typically enter into quarterly or annual contracts for methanol.

Quartz
2016 Net Sales: $172
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
Products
Our Quartz business’ products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for high intensity video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from semiconductor chip manufacturers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 72% of our Quartz business’ revenue for the year ended December 31, 2016, compared to 71% and 65% in 2015 and 2014, respectively.
Raw Materials
Naturally occurring quartz sand is the key raw material for many of the products manufactured by our Quartz business, which is currently available from a limited number of suppliers. The Unimin Corporation (“Unimin”), a major producer of natural quartz sand, controls a significant portion of the market for this sand. As a result, Unimin exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have averaged approximately 3-5% per year. In April 2015, we entered into a purchase agreement with Unimin, which expired on December 31, 2016. We are currently negotiating the terms of a new long term supply agreement with Unimin, and expect to enter into an agreement within the first half of 2017. Since the expiration of our agreement with Unimin, purchases from Unimin have been handled through purchase orders without disruption of supply to our Quartz business and we expect that process to continue if we are unable to enter into a new agreement. We also use quartz sand from other global sand suppliers.
Raw Material Purchases
Overall, in 2016, we purchased approximately $846 of raw materials. Many of the raw materials we use to manufacture our products are available from more than one source, and are readily available in the open market. As discussed above, we currently purchase under short-term, one-year or multi-year contracts and in the spot market so as to ensure competitive pricing and adequate supply.

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
In 2016, our largest customer accounted for less than 3% of our net sales, and our top twenty customers accounted for approximately 28% of our net sales. Neither our overall Company nor any of our businesses depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on any of our businesses or the Company as a whole.
We do not experience significant seasonality of demand, although sales have historically been slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to volatile global economic conditions.
Research and Development
Research and development expenses include wages and benefits for research personnel, including engineers and chemists; payments to consultants and outside testing services; costs of supplies and chemicals used in in-house laboratories; and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2016, 2015 and 2014, we spent $64, $65 and $76, respectively, on research and development.
Intellectual Property

We own, license or have rights to approximately 3,400 patents and approximately 170 trademarks registered in a variety of countries, along with various patent and trademark applications and technology licenses around the world. These patents will expire between 2017 and 2035. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademarks and trademark applications relating to our Velvesil, Silwet, Silsoft, Tospearl, SPUR+ and NXT brands, technologies and products are considered material to our business.

Solely for convenience, the trademarks, service marks and tradenames referred to in this report are without the “®” and “TM” symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.
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

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2016, we incurred capital expenditures of approximately $24 on an aggregate basis to comply with environmental laws and regulations and to make other environmental improvements. We estimate that our capital expenditures in 2017 for environmental controls at our facilities will be approximately $20. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
As of December 31, 2016, we had approximately 4,900 employees, flat compared to 2015. Approximately 45% of our employees are members of a labor union or have collective bargaining agreements. The new contract involving the Local 81359 and Local 81380 unions in our Waterford, NY site and Local 84707 union in our Willoughby, OH site was ratified by union membership in February 2017 and is effective until June 2019.

Chapter 11 Bankruptcy Filing and Emergence

On April 13, 2014 (the “Petition Date”), Momentive Performance Materials Holdings Inc. (MPM’s direct parent prior to October 24, 2014) (“Old MPM Holdings”), MPM, and certain of our U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. MPM continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court until our emergence from the Chapter 11 proceedings.

On September 11, 2014, the Court confirmed the plan of reorganization proposed by the Debtors (the “Plan”), and on October 24, 2014 (the “Effective Date) the Plan became effective and MPM emerged from the Chapter 11 proceedings. Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting which resulted in the creation of a new entity (such entity, the “Successor Company”) for financial reporting purposes. Accordingly, the consolidated financial statements of the Company on or after October 24, 2014 are not comparable with the consolidated financial statements of the Company prior to that date (such entity, the “Predecessor Company”).
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
Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer segments, such as automotive, building, oil and gas, construction and electronics, compared to prior years;

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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our ABL Facility (described in Item 7 of Part II of this Annual Report on Form 10-K) or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our ABL Facility to fulfill their funding obligations. Should a bank in our ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

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
For example, our silicones business is highly dependent upon access to silicon metal, a key raw material, and siloxane, an intermediate product that is derived from silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. In North America, there is only one significant silicon metal supplier, which in December 2015 completed a business combination with a significant European based silicon metal supplier. In 2009 and 2010, two of our competitors acquired silicon metal manufacturing assets in North America and Europe, respectively, becoming vertically integrated in silicon metal for a portion of their supply requirements and reducing the manufacturing base of certain independent silicon metal producers. In addition, silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the U.S. Department of Commerce and the International Trade Commission against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. We currently purchase silicon metal under multi-year, one-year or short-term contracts and in the spot market. We typically purchase silicon metal under formal contracts in the United States and in the spot market in Asia Pacific.
Our silicones business also relies heavily on siloxane as an intermediate product. Our manufacturing capacity at our internal sites and our joint venture in China is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements from ASM under an existing purchase and sale agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in May 2009, China’s Ministry of Commerce concluded an anti-dumping investigation of siloxane manufacturers in Thailand and South Korea, which resulted in an imposition of a 5.4% duty against our supplier, ASM, in Thailand, a 21.8% duty against other Thailand companies and a 25.1% duty against Korean companies.
Our quartz production relies heavily on naturally occurring quartz sand, which is currently available from a limited number of suppliers. A significant amount of the market for this sand is controlled by Unimin. In April 2015, we entered into a long term purchase agreement with Unimin, which expired on December 31, 2016. We are currently negotiating the terms of a new long term supply agreement with Unimin, and expect to enter into an agreement within the first half of 2017.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2016, we incurred capital expenditures of approximately $24 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
Actual and alleged environmental violations have been identified at our facility in Waterford, NY. We are cooperating with the New York State Department of Environmental Conservation (the “NYSDEC”) and the U.S. Environmental Protection Agency (the “USEPA”) and the U.S. Department of Justice in their respective investigations of that facility’s compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility’s hazardous waste incinerators. Although we currently believe that the costs and potential penalties associated with these investigations will not have a material adverse impact on our business, these investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions.
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
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville, WV, we have provided letters of credit in the following amounts: approximately $43 for closure and postclosure care and accidental occurrences at the Waterford and the Sistersville facilities. A renewal of our Waterford facility’s hazardous waste permit was issued by the NYSDEC in March 2016 requiring approximately $26 in financial assurances for our Waterford facility. The renewal permit also requires a re-evaluation of the financial assurance amount within the next three years. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA. Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial position. For example, to the extent we issue letters of credit under our ABL Facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under such facility would be reduced.

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
We cannot at this time estimate the impact of these regulations on our financial condition, cash flows and profitability, but it could be material. The European Union is reviewing octamethylcyclotetrasiloxane (“D4”) as well as decamethylcyclopentasiloxane (“D5”), another chemical substance we manufacture, and may, pursuant to REACH, regulate the use of these two chemical substances in the European Union. The USEPA has also stated that they are reviewing the potential environmental risks posed by D4 to determine whether regulatory measures are warranted. We and other silicones industry members have entered into a consent order with the USEPA to conduct certain studies to obtain relevant data. Finally, in March 2016, the European Union Directorate-General for Environment (“DG Environment”) proposed to the European Commission that D4 be nominated as a persistent organic pollutant pursuant to the Stockholm Convention on Persistent Organic Pollutants (the “Stockholm Convention”). This proposal was not acted upon by the European Commission, but continues to be evaluated by the DG Environment. The Stockholm Convention is an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. Regulation of our products containing such substances by the European Union, Canada, the United States, or parties to the Stockholm Convention would likely reduce our sales within the respective jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
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

In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for our previously issued 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”) filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to our previously issued 9.00% Second-Priority Springing Lien Notes due 2021 and 9.50% Second-Priority Springing Lien Notes due 2021 (collectively, the “Old Second Lien Notes”). In addition, on September 16, 2014, BOKF, NA, as trustee for our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank

Appeal, the “District Court Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on the 3.88% First Lien Notes due 2022 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the District Court Appeals (the “District Court Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”, and the appeals, the “Second Circuit Appeals”). On September 3, 2015, the Debtors filed motions to dismiss the Second Circuit Appeals (the “Second Circuit Motions to Dismiss”) with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On December 16, 2015, the Second Circuit denied the Second Circuit Motions to Dismiss but permitted the Debtors to raise issues of equitable mootness in their briefs on the merits of the Second Circuit Appeals. The merits briefing of the Second Circuit Appeals has been completed, and oral argument on the Second Circuit Appeals was held on November 9, 2016. The Second Circuit has not yet issued a decision with respect to the Second Circuit Appeals. We cannot predict with certainty the ultimate outcome of the Second Circuit Appeals. An adverse outcome could negatively affect our business, results of operations and financial condition by reducing our liquidity and/or increasing our interest costs.
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
In 2016, approximately 67% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 5% of our total cost of sales for the year ended December 31, 2016, 6% for the year ended December 31, 2015, and 7% for the year ended 2014, respectively.
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

In October 2010, we entered into the Shared Services Agreement with Hexion. Under this agreement, we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal, and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by Hexion (or us), without cause, on not less than thirty days prior written notice, and expires in October 2017 (subject to one-year renewals every year thereafter, absent contrary notice from either party). In conjunction with the consummation of the Plan and our emergence from Chapter 11, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Shared Services Steering Committee with its annual review of billings and allocations.

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
As of December 31, 2016, approximately 45% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Sistersville, WV site are covered by a collective bargaining agreement that expires in July 2017. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In November 2016, approximately 600 workers at our Waterford, NY facility went on strike in response to not reaching agreement on the terms for a new contract after the existing agreement expired in June 2016. In November 2016, the union at our Willoughby, OH facility representing approximately 50 employees also went on strike for two weeks in response to not reaching agreement on the terms for a new contract. The new contract involving the Local 81359 and Local 81380 unions in our Waterford, NY site and Local 84707 union in our Willoughby, OH site was ratified by union membership in February 2017 and is effective until June 2019.
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
As of December 31, 2016, our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $119 and $172, respectively. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.

Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. In addition, certain of our funded employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse effect on our business.
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
For example, our manufacturing facility in Leverkusen, Germany was impacted by the effects of a fire on November 12, 2016. We produce a variety of finished silicone products at this plant, including highly specialized silicone products.
Also, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers were impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of two facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We were able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, was our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce ceramic products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Normal plant operations at our Ohta facility were restored in early May 2011, but uncertainty in Japan continued primarily with respect to the country’s energy infrastructure. To the extent further events or actions in Japan occur that impact its energy supply, including, but not limited to: rolling blackouts, restrictions on power usage, radiation exposure from nuclear power plants or the imposition of evacuation zones around such plants, it could materially and adversely affect our operations, operating results and financial condition.
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
We have substantial consolidated indebtedness. As of December 31, 2016, we had $1,203 of consolidated outstanding indebtedness. Our projected annualized cash interest expense is approximately $55 based on our consolidated indebtedness and letters of credit outstanding and interest rates at December 31, 2016 without giving effect to any subsequent borrowings under our ABL Facility, substantially all of which represents cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, capital investment plans, working capital reductions and operating improvements may not be realized on schedule, or at all. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. We were previously forced to take actions to restructure and refinance our indebtedness and there can be no assurance we will be able to meet our scheduled debt service obligations in the future.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of December 31, 2016, the borrowing base (including various reserves) was determined to be approximately $215, and we had approximately $55 of drawn letters of credit and no revolver borrowings under the ABL Facility. The borrowing base (including various reserves) is updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.

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
If the availability under the ABL Facility falls below certain thresholds, we will be subject to a minimum fixed charge coverage ratio. If we are unable to maintain compliance with such ratio or other covenants in the ABL Facility, an event of default could result.
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
S&P Global Ratings (“S&P”) and Moody’s Investors Service (“Moody’s”) maintain credit ratings on us and certain of our debt. Subsequent to the Emergence our ratings were downgraded by Moody’s in January 2016. The ratings assigned by both ratings agencies to our debt issued in connection with the Emergence are currently below investment grade. Any decision by these ratings agencies to further downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
Risks Related to Momentive’s Common Stock
There is a limited public market for our common stock.

There are substantial risks in investing in our common stock given the general illiquid nature of such securities. There is a limited public trading market for our securities. In March 2016, our common stock was approved to trade on the OTCQX market. Holders of our securities may nevertheless find it difficult or impossible to find a qualified purchaser for such securities at any price. Because of this, the quoted prices of our stock on the OTCQX may not reflect exactly the value of our common stock.

Our stock price may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell shares at or above the price at which the shares were acquired.

The price for our common stock may be volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	changes in economic trends or the continuation of current economic conditions;

•	industry cycles and trends;

•	changes in government and environmental regulation;

•	adverse resolution of new or pending litigation against us;

•	changes in laws or regulations governing our business and operations;

•	the sustainability of an active trading market for our common stock; and

•	future sales of our common stock by our stockholders.

These and other factors may lower the price of our common stock, regardless of our actual operating performance. In the event of a drop in the price of our common stock, you could lose a substantial part or all of your investment in our common stock.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Future sales of our common stock, or the perception that these sales may occur, may depress the price of our common stock.

Additional sales of a substantial number of our shares of common stock, or the perception that such sales may occur, could have a material adverse effect on the price of our common stock and could materially impair our ability to raise capital through the sale of additional shares. As of February 15, 2017, we had 48,058,114 shares of common stock issued and outstanding. Substantially all of these shares have been registered by Momentive’s registration statement on Form S-1 (Registration No. 333-201338) filed December 31, 2014 (“Form S-1”), which became effective on July 2, 2015 or otherwise are freely tradable. The selling stockholders covered by the Form S-1 beneficially own a significant amount of our common stock. The sale of all or a portion of the shares by the selling stockholders or our other stockholders, or the perception that these sales may occur, could cause the price of our common stock to decrease significantly.

Pursuant to the Company’s Registration Rights Agreement, the selling stockholders have certain demand and piggyback rights that may require us to file additional registration statements registering their common stock or to include sales of such common stock in registration statements that we may file for ourselves or other stockholders. Any shares of common stock sold under these registration statements or this prospectus will be freely tradable. In the event such registration rights are exercised and a large number of shares of common stock is sold, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with this registration and any such registrations, except that the selling stockholders may be responsible for their pro rata shares of underwriters’ discounts and commissions, stock transfer taxes and certain legal expenses.

As a holding company, our only material assets will be our equity interests in our operating subsidiaries, and our principal source of revenue and cash flow will be distributions from such subsidiaries, which may be limited by law and/or contract in making such distributions.

As a holding company, our principal source of revenue and cash flow will be distributions from our subsidiaries. Therefore, our ability to carry out our business plan, to fund and conduct our business, service our debt and pay dividends (if any) in the future will depend on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us may also be subject to, among other things, future restrictions that are contained in our subsidiaries’ agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to fund and conduct our business, service our debt and pay dividends (if any).

Apollo is our largest stockholder and has significant influence over us, and its interests may conflict with or differ from your interests as a stockholder.

As of December 31, 2016, Apollo and its affiliates beneficially own approximately 40% of our common stock. In connection with the Emergence, Apollo designated four of our eleven directors. As a result of that representation, Apollo has the ability to exert significant influence over us. The interests of Apollo could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer, cause or prevent a change of control of us or impede a merger, takeover or other business combination that you as a stockholder may otherwise view favorably. Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) provides that we expressly renounce any interest or expectancy in any business opportunity, transaction or other matter in which Apollo, the Ad Hoc Group (as defined in the Certificate of Incorporation) or any of their respective affiliates (with respect to Apollo, the “Apollo Group”) participates or desires or seeks to participate in, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so.

Provisions in our organizational documents may delay or prevent our acquisition by a third party.

Our Certificate of Incorporation and our amended and restated bylaws (“Bylaws”) contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. These provisions include, among others:

•	provisions relating to the appointment of directors for a period of time following the Emergence;

•	provisions requiring stockholders to hold at least 33% of our outstanding common stock in the aggregate to request special meetings;

•
provisions that provide that the doctrine of “corporate opportunity” will not apply with respect to Apollo, the Ad Hoc Group (as defined in the Certificate of Incorporation) and their respective affiliates with respect to the Company; and

•	provisions that require a non-interim Chief Executive Officer to review any business combination transaction.

These provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for our common stock in the future, which could reduce the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
Our headquarters is located in Waterford, NY. Our major manufacturing facilities are primarily located in North America, Europe and Asia. We operate 9 domestic production and manufacturing facilities in 6 states and 14 foreign production and manufacturing facilities, primarily in China, Germany, Italy and Japan. We also have 5 standalone technology research centers.
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our production and manufacturing facilities, executive offices and technology research centers:

Location	Real Property Interest	Business in Which Property is Used
Americas:
Waterford, NY	Owned	Silicones
Tarrytown, NY (1)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Charlotte, NC (1)	Leased	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH (2)	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz
Europe:
Leverkusen, Germany (2)	Leased	Silicones
Bergen op Zoom, Netherlands	Leased	Silicones
Lostock, United Kingdom	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Geesthacht, Germany	Owned	Quartz
Asia Pacific:
Nantong, China	Leased	Silicones
Ohta, Japan (2)	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Bangalore, India (1)	Leased	Silicones
Chennai, India	Owned	Silicones
Shanghai, China (1)	Leased	Silicones, Quartz
Singapore, Singapore (1)	Leased	Silicones
Kobe, Japan	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Leased	Quartz

(1)	Technology research center.

(2)	Manufacturing facility and technology research center.

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
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for the Subordinated Notes filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to the Old Second Lien Notes. In addition, on September 16, 2014, BOKF, NA, as trustee for the Old First Lien Notes (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for the Old Secured Notes (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “District Court Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on First Lien Notes and Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the District Court Appeals (the “District Court Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”, and the appeals, the “Second Circuit Appeals”). On September 3, 2015, the Debtors filed motions to dismiss the Second Circuit Appeals (the “Second Circuit Motions to Dismiss”) with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On December 16, 2015, the Second Circuit denied the Second Circuit Motions to Dismiss but permitted the Debtors to raise issues of equitable mootness in their briefs on the merits of the Second Circuit Appeals. The merits briefing of the Second Circuit Appeals is has been completed, and oral argument on the Second Circuit Appeals was held on November 9, 2016. The Second Circuit has not yet issued a decision with respect to the Second Circuit Appeals. We cannot predict with certainty the ultimate outcome of the Second Circuit Appeals.
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
We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. In order to comply with environmental, health and safety laws and regulations, and maintenance of permits, we have incurred and will continue to incur costs, including capital expenditures for projects related to environmental improvements. In addition, pursuant to applicable hazardous waste regulations, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. We have obtained $43 in letters of credit for financial assurance required under applicable hazardous waste regulations, including $33 for closure and postclosure care at the Waterford, NY and Sisterville, WV facilities, and $10 (annual aggregate) for accidental occurrences at those facilities. One or more of our U.S. facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA.
We are currently conducting investigations and/or cleanup of known or potential contamination at several of our facilities, and have been named as a potentially responsible party at several third party Superfund sites. In connection with our creation on December 3, 2006, through the acquisition of certain assets, liabilities and subsidiaries of GE that comprised GE Advanced Materials, an operating unit within the Industrial Segment of GE, by Momentive Performance Materials Holdings Inc. (the parent company of MPM prior to its emergence from Chapter 11 bankruptcy) and its subsidiaries (the “GE Advanced Materials Acquisition”), GE has agreed to indemnify us for liabilities associated with contamination at former properties and for liabilities associated with third-party waste disposal sites. GE has also agreed that if we suffer any losses that are the subject of an indemnification obligation under a third party contract with respect to which GE is an indemnitee, GE will pursue such indemnification on our behalf and provide us with any benefits received.
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
In 2008, we became aware and disclosed to the NYSDEC that, in certain instances, our Waterford, NY, facility may have failed to comply with the State and federal regulatory requirements governing the treatment of hazardous waste. During 2008, the NYSDEC initiated an investigation into these disclosures and issued a notice of violation alleging certain noncompliances. Subsequently, in the second quarter 2009, the USEPA and the U.S. Department of Justice sought, through search warrant and subpoena, additional information related to the alleged noncompliances. We are cooperating fully with the State and federal authorities. State and federal authorities have the statutory authority to seek civil and criminal sanctions, including but not limited to monetary penalties, for any noncompliances identified.
ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable to the registrant.

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On March 4, 2016, Momentive’s common stock began trading on the OTCQX market, operated by OTC Markets Group Inc.

As of February 15, 2017, there were 37 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have. MPM’s direct parent, MPM Intermediate Holdings Inc., is MPM’s sole stockholder.

The following table sets forth for the periods indicated, the range of high and low closing bid prices for our common stock:

Year 2016	High	Low
First quarter (from March 4, 2016)	$9.00	$6.70
Second quarter	$9.50	$7.00
Third quarter	$13.00	$9.50
Fourth quarter	$10.60	$7.65
Momentive has not paid any dividends since Momentive’s incorporation in 2014. MPM has not declared or paid any dividends since our emergence from bankruptcy in October 2014. For the foreseeable future, we intend to retain any earnings to finance our business and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors in accordance with applicable law and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Our ABL Facility and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, certain financial tests and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and liquidity needs, see Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents Momentive’s and MPM’s summary historical financial information as of and for the periods presented. Prior to the Emergence Date, Momentive had not conducted any business operations. Accordingly, unless otherwise noted or suggested by context, all financial information and data and accompanying financial statements and corresponding notes, as of and prior to the Emergence Date, as contained herein, reflect the actual historical consolidated results of operations and financial condition of MPM for the periods presented and do not give effect to the Plan of Reorganization or any of the transactions contemplated thereby or the adoption of “fresh-start” accounting.
Upon emergence from bankruptcy on the Effective Date, we adopted fresh start accounting, which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the consolidated financial statements on or after October 24, 2014 are not comparable with the consolidated financial statements prior to that date. Refer to Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information.
The consolidated statement of operations data for the years ended December 31, 2016, December 31, 2015, successor period from October 25, 2014 through December 31, 2014, the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements.

You should read the following selected historical financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	MPM HOLDINGS INC.
	Successor				Predecessor
	Year Ended December 31, 2016		Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,233		$2,289	$465	$2,011	$2,398	$2,357
Cost of sales	1,845		1,894	402
Gross profit	388		395	63
Cost of sales, excluding depreciation and amortization					1,439	1,732	1,705
Selling, general and administrative expense	347		285	80	434	373	392
Depreciation and amortization expense					147	171	187
Research and development expense	64		65	13	63	70	69
Restructuring and other costs	42		32	5	20	21	43
Other operating loss (income), net	19		2	(1)	—	—	—
Operating income (loss)	(84)		11	(34)	(92)	31	(39)
Interest expense, net	76		79	15	162	394	277
Other non-operating expense (income), net	(7)		3	8	—	—	(11)
(Gain) loss on extinguishment and exchange of debt	(9)		(7)	—	—	—	57
Reorganization items, net	2		8	3	(1,972)	—	—
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(146)		(72)	(60)	1,718	(363)	(362)
Income tax expense	18		13	—	36	104	8
(Loss) income before earnings (losses) from unconsolidated entities	(164)		(85)	(60)	1,682	(467)	(370)
Earnings (losses) from unconsolidated entities, net of taxes	1		2	—	3	3	5
Net (loss) income	(163)		$(83)	(60)	1,685	(464)	(365)
(Loss) earnings per share, basic and diluted	$(3.39)		$(1.73)	$(1.25)	$16,850,000	$(4,640,000)	$(3,650,000)
Dividends declared per common share	$—		$—	$—	$—	$4,600	$3,185
Cash Flow provided by (used in):
Operating activities	$142		$128	$(3)	$(207)	$(150)	$(95)
Investing activities	(117)		(116)	(17)	(18)	(88)	(102)
Financing activities	(16)		(10)	(1)	390	220	111
Balance Sheet Data (at end of period):
Cash and cash equivalents	$228		$221	$228		$94	$110
Working capital (1)	432	470	450	611		(2,884)	290
Total assets	2,606		2,663	2,884		2,694	2,904
Total long term debt	1,167		1,169	1,163		7	3,081
Total net debt (2)	975		984	973		3,163	3,006
Total liabilities	2,124		2,037	2,115		4,174	4,052
Total equity (deficit)	482		626	769		(1,480)	(1,148)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,233	$2,289	$465	$2,011	$2,398	$2,357
Cost of sales	1,845	1,894	402
Gross profit	388	395	63
Cost of sales, excluding depreciation and amortization				1,439	1,732	1,705
Selling, general and administrative expense	345	284	80	434	373	392
Depreciation and amortization expense				147	171	187
Research and development expense	64	65	13	63	70	69
Restructuring and other costs	42	32	5	20	21	43
Other operating loss (income), net	19	2	(1)	—	—	—
Operating income (loss)	(82)	12	(34)	(92)	31	(39)
Interest expense, net	76	79	15	162	394	277
Other non-operating expense (income), net	(7)	3	8	—	—	(11)
(Gain) loss on extinguishment and exchange of debt	(9)	(7)	—	—	—	57
Reorganization items, net	2	8	3	(1,972)	—	—
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(144)	(71)	(60)	1,718	(363)	(362)
Income tax expense	18	13	—	36	104	8
(Loss) income before earnings (losses) from unconsolidated entities	(162)	(84)	(60)	1,682	(467)	(370)
Earnings (losses) from unconsolidated entities, net of taxes	1	2	—	3	3	5
Net (loss) income	(161)	(82)	(60)	1,685	(464)	(365)
Dividends declared per common share	$—	$—	$—	$—	$4,600	$3,185
Cash Flow provided by (used in):
Operating activities	$144	$129	$(3)	$(207)	$(150)	$(95)
Investing activities	(118)	(116)	(17)	(18)	(88)	(102)
Financing activities	(17)	(11)	(1)	390	220	111
Balance Sheet Data (at end of period):
Cash and cash equivalents	$228	$221	$228		$94	$110
Working capital (1)	432	450	611		(2,884)	290
Total assets	2,606	2,663	2,884		2,694	2,904
Total long term debt	1,167	1,169	1,163		7	3,081
Total net debt (2)	975	984	973		3,163	3,006
Total liabilities	2,122	2,037	2,115		4,174	4,052
Total equity (deficit)	484	626	769		(1,480)	(1,148)

(1)	Working capital is defined as accounts receivable plus inventories less accounts payable.

(2)	Net debt is defined as long-term debt plus debt payable within one year less cash and cash equivalents including unamortized debt discounts. A summary of the components of our net debt is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Long-term debt (including unamortized debt discounts)	$1,167	$1,169	$1,163		$7	$3,081
Debt payable within one year	36	36	38		3,250	35
Cash and cash equivalents	(228)	(221)	(228)		(94)	(110)
Net debt	975	984	973		3,163	3,006

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2016 and December 31, 2015, successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
Overview and Outlook

MPM Holdings Inc. (“Momentive”) and Momentive Performance Materials Inc. (“MPM”), both Delaware corporations, together with their subsidiaries (collectively referred to herein as “we,” “us,” “our,” or the “Company”), are one of the world’s largest producers of silicones, silicone derivatives and organofunctional silanes and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones and silanes are generally used as additives to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, polyurethane foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones and silanes, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,000 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries.
Chapter 11 Bankruptcy and Emergence
On April 13, 2014, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. During the bankruptcy proceedings, we continued to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court until MPM’s emergence from the Chapter 11 proceedings on October 24, 2014 (the “Effective Date”).
On September 11, 2014, the Court confirmed the Plan, and on the Effective Date the Plan became effective and MPM emerged from the Chapter 11 proceedings. Upon emergence, we reduced our total aggregate debt obligations from approximately $3.2 billion at December 31, 2013 to approximately $1.2 billion at December 31, 2014, and reduced our annual cash interest payments from nearly $300 to approximately $58. As of December 31, 2016, we had $2,606 of total assets, $2,122 of total liabilities, and $484 of total equity.
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2016, we had two reportable segments: Silicones and Quartz.
The Company's organizational structure continues to evolve. We are also continuing to refine our business and operating structure to better align our services to our customers and improve our cost position, while continuing to invest in global growth opportunities.
2016 Overview

•
Net Sales—Net sales in 2016 were $2,233, a decrease of 2% compared with $2,289 in 2015. This decrease was primarily due to volume decrease of $42 in line with our intentional efforts to reduce under-performing siloxane derivative products, as well as negative price and mix shift of $16, caused by declines in oil and gas markets. In addition, there were favorable exchange rate fluctuations of $2 due to the weakening of the U.S. dollar against other currencies.

•
Net Loss—Net loss in 2016 was $163 and $161 for Momentive and MPM, respectively, an increase of $80 and $79, respectively, compared to $83 and $82, respectively in 2015. This was due to lower sales, higher selling, general and administrative expense, higher restructuring and other costs, and higher other operating expense offset by lower cost of sales.

•
Segment EBITDA—Segment EBITDA in 2016 was $238 and $240 for Momentive and MPM, respectively, an increase of $44 and $45, respectively, compared to $194 and $195, respectively in 2015. This increase was primarily due to improved demand in automotive and electronics market, production efficiencies, and raw material deflation.

•	Recently completed initiatives include:

▪	The expansion of our Leverkusen, Germany facility serving liquid silicone rubber customers throughout Europe in the automotive, aerospace, energy, healthcare and consumer products industries.

•	Future growth initiatives include:

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

2017 Outlook
As we look into 2017, we expect continued growth in demand in our specialty silicones businesses, particularly as we continue our investment in developing new products to support future growth. We anticipate that our first quarter volumes and revenues will be similar to rates we experienced in the second half of 2016 and we anticipate growth in subsequent quarters due to improving global economic conditions. We are well positioned to leverage our leadership positions, optimize our portfolio and invest in and drive new growth programs. Additionally we expect 2017 sales results to reflect our intentional efforts to reduce under-performing siloxane derivative products and grow higher margin specialty portions of our portfolio.
Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment and these factors could have negative effects to our profitability and liquidity. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
We are continuing to invest in growth opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success. We are also focused on gaining productivity efficiencies to reduce material costs and improve margins through investments in reliable and stable operations. We continue to evaluate additional actions, as well as productivity measures, that could lead to further saving and such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
Pursuant to our earlier announcements during the fourth quarter of 2015 and as expanded in March and May of 2016, approximately $35 in annual structural cost reduction initiatives through our global restructuring program have been implemented and have begun delivering savings, of which approximately $29 were delivered in 2016. At the same time, we initiated strategic actions to address our global siloxane manufacturing capacity including transformation of our Leverkusen, Germany facility by rationalizing siloxane capacity and making further investments in specialty assets through the NXT* silanes expansion, which is on track. In the fourth quarter of 2016, we completed the siloxane rationalization at our Leverkusen, Germany facility and it will reduce operating costs by approximately $10 per year.

*NXT is a trademark of Momentive Performance Materials Inc.

Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement was renewed for one year starting in October 2016 and is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, procurement savings, regional site rationalization and administrative and overhead savings. Despite the Bankruptcy Filing, the Shared Services Agreement has continued in effect along with the majority of the savings from these synergies. In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.
Matters Impacting Comparability of Results

Fresh Start Accounting
Momentive became the indirect parent company of MPM in accordance with the Plan upon MPM’s emergence from Chapter 11 on October 24, 2014 (the “Effective Date”). As a result of the application of fresh start accounting, at the Effective Date, our assets and liabilities were recorded at their estimated fair values which, in some cases, are significantly different than amounts included in our financial statements prior to the Effective Date. Accordingly, our financial condition and results of operations on and after the Effective Date are not comparable to our financial condition and results of operations prior to the Effective Date.

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
Raw Materials
In 2016, we purchased approximately $846 of raw materials. The largest raw material used in our Silicones business is silicon metal. The cost of silicon metal comprised approximately 21% of our total raw material costs in our Silicones' manufacturing processes in 2016. Raw materials continue to trend favorably for us and for silicon metal industry and we have continually worked to review our existing global supply agreements to seek more favorable terms and we expect to significantly benefit year on year from improved raw material pricing in 2017.
The largest raw material used in our Quartz business is a specific type of sand, which is currently available from a limited number of suppliers. Because Unimin controls a significant amount of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. In April 2015, we entered into a purchase agreement with Unimin, which expired on December 31, 2016. We are currently negotiating the terms of a new long term supply agreement with Unimin, and expect to enter into an agreement within the first half of 2017. Since the expiration of our agreement with Unimin, purchases from Unimin have been handled through purchase orders without disruption of supply to our Quartz business and we expect that process to continue if we are unable to enter into a new agreement
We expect long-term raw material cost fluctuations to continue because of price movements of key feedstocks. To help mitigate the fluctuations in raw material pricing, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
(In millions)
Net sales	$2,233	$2,289	$465	$2,011
Cost of sales	1,845	1,894	402
Gross profit	388	395	63
Cost of sales, excluding depreciation and amortization				1,439
Selling, general and administrative expense	347	285	80	434
Depreciation and amortization expense				147
Research and development expense	64	65	13	63
Restructuring and other costs	42	32	5	20
Other operating loss (income), net	19	2	(1)	—
Operating (loss) income	(84)	11	(34)	(92)
Operating (loss) income as a percentage of net sales	(4)%	—%	(7)%	(5)%
Interest expense, net	76	79	15	162
Other non-operating expense, net	(7)	3	8	—
Gain on extinguishment of debt	(9)	(7)	—	—
Reorganization items, net	2	8	3	(1,972)
Total non-operating expense (income)	62	83	26	(1,810)
(Loss) income before income taxes and earnings from unconsolidated entities	(146)	(72)	(60)	1,718
Income tax expense	18	13	—	36
(Loss) income before earnings from unconsolidated entities	(164)	(85)	(60)	1,682
Earnings from unconsolidated entities, net of taxes	1	2	—	3
Net (loss) income	$(163)	$(83)	$(60)	$1,685
Other comprehensive income (loss)	$16	$(64)	$(28)	$(202)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor			Predecessor
(In millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net sales	$2,233	$2,289	$465	$2,011
Cost of sales	1,845	1,894	402
Gross profit	388	395	63
Cost of sales, excluding depreciation and amortization				1,439
Selling, general and administrative expense	345	284	80	434
Depreciation and amortization expense				147
Research and development expense	64	65	13	63
Restructuring and other costs	42	32	5	20
Other operating loss (income), net	19	2	(1)	—
Operating (loss) income	(82)	12	(34)	(92)
Operating (loss) income as a percentage of net sales	(4)%	1%	(7)%	(5)%
Interest expense, net	76	79	15	162
Other non-operating expense, net	(7)	3	8	—
Gain on extinguishment of debt	(9)	(7)	—	—
Reorganization items, net	2	8	3	(1,972)
Total non-operating expense (income)	62	83	26	(1,810)
(Loss) income before income taxes and earnings from unconsolidated entities	(144)	(71)	(60)	1,718
Income tax expense	18	13	—	36
(Loss) income before earnings from unconsolidated entities	(162)	(84)	(60)	1,682
Earnings from unconsolidated entities, net of taxes	1	2	—	3
Net (loss) income	$(161)	$(82)	$(60)	$1,685
Other comprehensive income (loss)	$16	$(64)	$(28)	$(202)
Net Sales
In 2016, net sales decreased by $56, or 2%, compared to 2015. This decrease was primarily due to volume decrease of $42 in line with our intentional efforts to reduce under-performing siloxane derivative products, as well as negative price and mix shift of $16, caused by declines in oil and gas markets. In addition, there were favorable exchange rate fluctuations of $2 due to the weakening of the U.S. dollar against other currencies.
In 2015, net sales decreased by $187, or 8%, compared to 2014. This decrease was primarily due to unfavorable exchange rate fluctuations of $156 due to the strengthening of the U.S. dollar against the euro and Japanese yen during 2015 as compared to 2014, as well as negative price and mix shift, which negatively impacted net sales by $46 caused by economic downturns in China, slowness in Asian high end automotive markets and a downturn in the oil and gas market. These decreases were partially offset by volume increases of $17.

Operating (Loss) Income
2016 vs 2015 Operating Results
In 2016, operating income decreased by $95 and $94 for Momentive and MPM, respectively, from an operating income of $11 and $12, respectively to an operating loss of $84 and $82, respectively. Cost of sales decreased by $49 compared to 2015 primarily due to a decrease in net processing costs of $80, partially offset by $35 in accelerated depreciation primarily related to certain long-lived assets mainly triggered by siloxane capacity transformation programs in Germany.
Selling, general and administrative expense increased by $62 and $61 for Momentive and MPM, respectively, compared to 2015 primarily due to $49 in re-measurement of our pension and other postretirement liabilities. The incremental increase was driven by increased merit and incentive compensation, partially offset by various cost reduction actions. Research and development expense for 2016 decreased by $1 compared to 2015 primarily related to the timing of new projects.
Restructuring and other costs for 2016 increased by $10 compared to 2015 mainly due to costs arising from a fire at our Leverkusen, Germany facility and $13 for one-time costs triggered by the siloxane capacity transformation programs. These were partially offset by $11 in reduced severance costs compared to 2015.
Other operating expense increased by $17, primarily due to an increase of $11 in impairments and disposals of certain assets and equipment. In addition, in 2015 there was a settlement gain of $6 related to the resolution of a customer dispute.
2015 vs 2014 Operating Results
In 2015, operating income increased $137 and $138, for Momentive and MPM, respectively, from an operating loss of $126 to an operating income of $11 and $12, respectively, for Momentive and MPM, respectively. Cost of sales (excluding depreciation and amortization of $105 and $14 in the successor year ended December 31, 2015 and successor period from October 25, 2014 through December 31, 2014, respectively, due to the change in presentation of depreciation and amortization, as described in Note 1 to the Consolidated Financial Statements) decreased by $38 compared to 2014. In conjunction with the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, in the Successor period, certain costs were recorded in cost of sales rather than in selling, general and administrative expense. In addition, in 2014, $35 of non cash one-time costs related to fresh start accounting were recorded in cost of sales. Cost of sales was positively impacted by favorable exchange rate fluctuations of $115 driven by the strengthening of the U.S. dollar against the euro and Japanese yen and production mix of $13. This reduction in cost of sales was partially offset by higher net processing costs of $15.
Selling, general and administrative expense (excluding depreciation and amortization of $48 and $8 in the successor year ended December 31, 2015 and period from October 25, 2014 through December 31, 2014, respectively, due to the presentation change discussed above) decreased by $269 and $270 for Momentive and MPM, respectively, compared to 2014. As discussed above, in 2015, certain costs which previously had been recorded in selling, general and administrative expense are being recorded in cost of sales. Additionally, selling, general and administrative expense benefited from favorable exchange rate fluctuations of $25 as discussed above and $31 related to the re-measurement of our pension and other postretirement liabilities. Selling, general and administrative expense in 2014 included foreign currency losses of approximately $94 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the Predecessor period due to the substantial doubt about our ability to continue as a going concern under our prior capital structure.
Depreciation and amortization expense during 2015 was $153 compared to $169 in 2014. Depreciation and amortization expense in 2014 included $12 of accelerated depreciation related to certain long-lived assets that were disposed of before the end of their estimated useful lives. Research and development expense for 2015 decreased by $11compared to 2014 primarily related to the timing of new projects. Restructuring and other costs for 2015 increased by $7 compared to 2014 which was primarily due to severance benefits related to the global restructuring announced in November 2015.
Non-Operating Expense (Gain)
In 2016, total non-operating expense decreased by $21, from an expense of $83 to an expense of $62, compared to 2015. The decrease was primarily due to a gain of $9 related to recovery of a tax claim from GE, $6 due to lower reorganization expense in 2016 and $3 in lower interest expense.
In 2015, total non-operating expense increased by $1,867, from an income of $1,784 to an expense of $83, compared to 2014. The increase was primarily driven by reorganization income items, net of $1,969 in 2014 (see Note 4 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information). This increase was offset by a decrease in interest expense of $98, which was primarily due to a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan.
Income Tax Expense
In 2016, income tax expense increased by $5 compared to 2015. The effective income tax rate was (13%) for 2016 compared to (18%) for 2015. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rate was also impacted by the movement in the valuation allowance. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Due to fluctuations in pre-tax income or loss between jurisdictions with and without a valuation allowance established, our historical effective tax rates are likely not indicative of our future effective tax rates.
In 2015, income tax expense decreased by $23 compared to 2014. The effective income tax rate was (18%) for 2015 compared to 2% for 2014. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rate was also impacted by the tax impact of the reorganization and fresh start accounting net of the movement in valuation allowance. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
For 2016, profits and losses incurred in foreign jurisdictions with statutory tax rates less than 35% (primarily China, Germany and Thailand) comprised the largest portion of the foreign rate differential. For 2015, China comprised the largest portion of the foreign rate differential. For 2014, Germany comprised the largest portion of the foreign rate differential.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2016 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, we are asserting permanent reinvestment with respect to certain intercompany arrangements considered indefinite.
Other Comprehensive (Loss) Income
For the year ended December 31, 2016, pension and postretirement benefit adjustments positively impacted other comprehensive income by $17, primarily due to the recognition of net prior service credit related to the effect of plan redesign triggered by certain changes to company sponsored post-retiree medical, dental, vision and life insurance benefit plans.
For the year ended December 31, 2015, foreign currency translation negatively impacted other comprehensive loss by $65, primarily due to the impact of the strengthening of the U.S. dollar against the euro. In 2015, pension and postretirement benefit negative impact on other comprehensive loss was $1 compared to $69 in 2014 due to the recognition of prior service costs in 2014 following provision changes to our U.S. pension plan.
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

Results of Operations by Segment

Following are net sales and Segment EBITDA by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also a principle profitability measure used to set management and executive incentive compensation goals. Segment EBITDA should not be considered a substitute for net income (loss) or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

In 2015, we redefined our internal reporting structure and now allocate additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the segments, such as certain shared service and administrative functions. Segment EBITDA for all periods presented was retrospectively revised to conform with the current presentation.

	MPM HOLDINGS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net Sales(1):
Silicones	$2,061	$2,112	$431	$1,866
Quartz	172	177	34	145
Total	$2,233	$2,289	$465	$2,011

Segment EBITDA:
Silicones(2)	$257	$201	$44	$213
Quartz	20	27	6	17
Corporate	(39)	(34)	(4)	(38)
Total	$238	$194	$46	$192

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net Sales(1):
Silicones	$2,061	$2,112	$431	$1,866
Quartz	172	177	34	145
Total	$2,233	$2,289	$465	$2,011

Segment EBITDA:
Silicones(2)	$257	$201	$44	$213
Quartz	20	27	6	17
Corporate	(37)	(33)	(4)	(38)
Total	$240	$195	$46	$192

(1)Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

2016 vs. 2015 Segment Results
Following is an analysis of the percentage change in sales by segment from 2015 to 2016:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(1)%	(1)%	—%	(2)%
Quartz	(4)%	—%	1%	(3)%
Silicones
Net sales in 2016 decreased $51, or 2%, compared to 2015. This decrease was primarily due to a volume decrease of $35 in line with our intentional efforts to reduce under-performing siloxane derivative products, as well as negative price and mix shift of $16, caused by declines in agriculture and oil and gas markets.
Segment EBITDA in 2016 increased by $56 to $257 compared to 2015. This increase was primarily due to improved demand in automotive and electronics market, production efficiencies, and raw material deflation.
Quartz
Net sales in 2016 decreased $5, or 3%, compared to 2015. The decrease was primarily due to a volume decrease of $7 caused by softening of the end user demand offset by favorable currency impacts.
Segment EBITDA in 2016 decreased by $7 to $20 compared to 2015. The decrease was primarily due to the inclusion of a settlement gain of $6 related to the resolution of customer dispute in the first quarter of 2015.
Corporate
Corporate charges are primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions. Compared to 2015, Corporate charges increased by $5 and $4 for Momentive and MPM, respectively, to $39 and $37, respectively, mainly due to merit increase and higher incentive based compensation.
2015 vs 2014 Segment Results
Following is an analysis of the percentage change in sales by segment from 2014 to 2015:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(1)%	(2)%	(5)%	(8)%
Quartz	4%	—%	(5)%	(1)%

Silicones
Net sales in 2015 decreased $185, or 8%, compared to 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $147 due to the strengthening of the U.S. dollar against the euro and Japanese yen, as well as adverse price and mix shift of $46 due to economic downturns in China, slowness in Asian high end automotive markets and a downturn in the oil and gas market. These decreases were partially offset by an increase in sales volume.
Segment EBITDA in 2015 decreased by $56 to $201 compared to 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations, negative price and mix shift and higher net processing costs. The decrease was partially offset by reductions in selling, general and administrative and research and development expenses.
Quartz
Net sales in 2015 decreased $2, or 1%, compared to 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations of $9, partially offset by an increase in sales volume of $7.
Segment EBITDA in 2015 increased by $4 to $27 compared to 2014. The increase was primarily due to a settlement gain related to the resolution of a customer dispute in the first quarter of 2015, increase in sales volume and reductions in selling, general and administrative expenses partially offset by higher net processing costs.

Corporate
Corporate charges are primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions. Corporate charges decreased by $9 to $33 compared to 2014, primarily due to net favorable exchange rate fluctuations and lower administrative costs to serve.

Reconciliation of Net (Loss) Income to Segment EBITDA:

	MPM HOLDINGS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net (loss) income	$(163)	$(83)	$(60)	$1,685
Interest expense, net	76	79	15	162
Income tax expense	18	13	—	36
Depreciation and amortization	185	153	22	147
Gain on extinguishment and exchange of debt	(9)	(7)	—	—
EBITDA	$107	$155	$(23)	$2,030

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$26	$15	$46	$114
Unrealized gains (losses) on pension and postretirement benefits	33	(16)	15	—
Restructuring and other costs	70	32	5	20
Reorganization items, net	2	8	3	(1,972)
Total adjustments	131	39	69	(1,838)
Segment EBITDA	$238	$194	$46	$192

Segment EBITDA:
Silicones	257	201	44	213
Quartz	20	27	6	17
Corporate	(39)	(34)	(4)	(38)
Total	$238	$194	$46	$192

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net (loss) income	$(161)	$(82)	$(60)	$1,685
Interest expense, net	76	79	15	162
Income tax expense	18	13	—	36
Depreciation and amortization	185	153	22	147
Gain on extinguishment and exchange of debt	(9)	(7)	—	—
EBITDA	$109	$156	$(23)	$2,030

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$26	$15	$46	$114
Unrealized gains (losses) on pension and postretirement benefits	33	(16)	15	—
Restructuring and other costs	70	32	5	20
Reorganization items, net	2	8	3	(1,972)
Total adjustments	131	39	69	(1,838)
Segment EBITDA	$240	$195	$46	$192

Segment EBITDA:
Silicones	257	201	44	213
Quartz	20	27	6	17
Corporate	(37)	(33)	(4)	(38)
Total	$240	$195	$46	$192
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the years ended December 31, 2016 and December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, these charges primarily represented net realized and unrealized foreign currency transaction losses and losses on the disposal and impairment of certain assets. For the years ended December 31, 2016 and December 31, 2015, these charges also include stock based compensation expenses.
Unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the re-measurement of our pension and postretirement benefit obligations, which after the Effective Date, are recognized in the Consolidated Statements of Operations, and were driven by a decrease in discount rates, other demographic assumptions and asset performance. Restructuring and other costs for all periods primarily included expenses from our restructuring and cost optimization programs. For the year ended December 31, 2016, these amounts also included costs arising from the union strikes inclusive of unfavorable manufacturing variances at our Waterford, NY and Willoughby, OH facilities, costs due to a fire at our Leverkusen, Germany facility, and recovery of Italian tax claims from GE. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts also included costs associated with restructuring the Company’s capital structure incurred prior to the Bankruptcy Filing, and were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing. For the successor years ended December 31, 2016 and December 31, 2015, successor period from October 25, 2014 through December 31 2014, these amounts were primarily related to certain professional fees. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts included certain professional fees, the BCA Commitment Premium and financing fees related to our DIP Facilities, as well as the impact of the Reorganization Adjustments and the Fresh Start Adjustments (see Note 3).

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At December 31, 2016, we had $1,203 of indebtedness. In addition, at December 31, 2016, we had $439 in liquidity consisting of the following:
•$224 of unrestricted cash and cash equivalents (of which $184 is maintained in foreign jurisdictions); and

•
$215 of availability under the ABL Facility ($270 borrowing base, less $55 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

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
In addition, in the fourth quarter of 2015 and first quarter of 2016, we initiated a debt buyback program and repurchased $48 in aggregate principal amount of our Second Lien Notes for approximately $26, resulting in a net gain of $16. All repurchased notes were canceled at the time of repurchase, reducing the aggregate principal amount of these notes outstanding from $250 at the end of third quarter of 2015 to $202 as of December 31, 2016.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2016 and 2015 was $432 and $450, respectively. A summary of the components of our net working capital as of December 31, 2016 and 2015 is as follows:

	December 31, 2016	% of LTM Net Sales	December 31, 2015	% of LTM Net Sales
Accounts receivable	$280	13%	$292	13%
Inventories	390	17%	381	17%
Accounts payable	(238)	(11)%	(223)	(10)%
Net working capital	$432	19%	$450	20%
The decrease in net working capital of $18 from December 31, 2015 was due to various market driven factors: a decrease in accounts receivable due to lower sales, a higher mix of vendors with longer than average payment terms and the results of working capital optimization triggering a reduction in inventory costs. The decrease was offset by: strategic investment in profitable products, a safety stock increase to support our Leverkusen, Germany site transformation and due to the strike at our Waterford, NY site, and a higher mix of customers with longer than average payment terms.
We remain focused on driving positive free cash flow in 2017 through our global cost control initiatives and aggressively managing net working capital. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements. During 2015 and 2016, we did not draw from our ABL Facility. As of December 31, 2016, we had no outstanding borrowings under the ABL Facility.
2017 Outlook
Following, and as a result of, our emergence from the Chapter 11 proceedings, we believe we are favorably positioned to fund our ongoing liquidity requirements. We believe that due to our businesses operating cash flows as well as our $439 of liquidity in the form of cash and our ABL facility, our long-term debt maturities in 2021 and 2022, and our annual debt service costs of approximately $54, our business has adequate capital resources to meet material commitments coming due during the next 12-month period. The additional liquidity provided by the rights offerings in connection with the Chapter 11 process (the “Rights Offerings”) and the impact of the Plan on our capital structure, resulting in reduced annual debt service obligations of approximately $240, increased our future operational and financial flexibility and left us well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs. Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment, and these factors could have negative effects to our liquidity. Our business has both geographic and end market diversity, which often reduces the impact of any one of these factors on our overall performance.
Capital spending in 2017 is expected to be approximately between $125 and $130, approximately $50 of which relates to certain growth and productivity projects. We continue to focus on optimizing our working capital and expect it to be a source of cash in 2017.

We expect to have adequate liquidity to fund our operations for the foreseeable future from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under the ABL Facility.
Debt Repurchases and Other Transactions
From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates may seek to acquire (and have acquired) our outstanding equity and/or debt securities or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing our notes if applicable), for cash or other consideration. For example, in the fourth quarter of 2015 and first quarter of 2016, we repurchased $48 in aggregate principal amount of our Second Lien Notes for approximately $26, resulting in a net gain of $16. All repurchased notes were canceled at the time of repurchase, reducing the aggregate principal amount of these notes outstanding from $250 at the end of third quarter of 2015 to $202 as of December 31, 2016. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows:

MPM HOLDINGS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Sources (uses) of cash:
Operating activities	$142	$128	$(3)	$(207)
Investing activities	(117)	(116)	(17)	(18)
Financing activities	(16)	(10)	(1)	390
Effect of exchange rates on cash flow	(2)	(8)	(4)	(6)
Net (decrease) increase in cash and cash equivalents	$7	$(6)	$(25)	$159

MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Sources (uses) of cash:
Operating activities	$144	$129	$(3)	$(207)
Investing activities	(118)	(116)	(17)	(18)
Financing activities	(17)	(11)	(1)	390
Effect of exchange rates on cash flow	(2)	(8)	(4)	(6)
Net (decrease) increase in cash and cash equivalents	$7	$(6)	$(25)	$159
Operating Activities
In 2016, operations generated $142 and $144 of cash for Momentive and MPM, respectively. Net income of $163 and $161 for Momentive and MPM, respectively, included $234 of net non-cash items, of which $185 was for depreciation and amortization, $33 of unrealized losses related to the re-measurement of our pension benefit liabilities, $23 for amortization of debt discount costs, offset by: $12 due to loss on impaired assets, $3 of unrealized foreign currency gains, and $9 related to gain on the extinguishment of debt. Net working capital generated $7 of cash primarily driven by customer mix and timing of collections and strategic investment in profitable products, safety stock increase to support our Leverkusen, Germany site transformation and due to the strike at our Waterford, NY site. Changes in other assets and liabilities, due to/from affiliates and income taxes payable are driven by the timing of when items were expensed versus paid, which primarily included incentive compensation, certain liabilities related to siloxane capacity transformation programs, interest expense, pension plan contributions and taxes.
In 2015, operations generated $128 and $129 of cash for Momentive and MPM, respectively. Net income of $83 and $82 for Momentive and MPM, respectively, included $147 of net non-cash items, of which mainly $153 was for depreciation and amortization and $22 was for amortization of debt discount costs, offset primarily by $10 of unrealized foreign currency gains, $16 of unrealized gains related to the re-measurement and curtailment related to our pension liabilities and $7 related to gain on the extinguishment of debt. Net working capital generated $30 of cash driven by customer mix and timing of collections as well as a decrease in accounts payable due to longer payment terms with vendors following our emergence from Chapter 11. Changes in other assets and liabilities, due to/from affiliates and income taxes payable are driven by the timing of when items were expensed versus paid, which primarily included interest expense, pension plan contributions and taxes.
In 2014, operations used $210 of cash. Net income of $1,625 included $1,755 of net non-cash income items, of which $2,078 was for non-cash reorganization items, which were partially offset by other various non-cash expenses. These other non-cash expenses included $169 for depreciation and amortization, a $19 reclassification of DIP Facility financing fees to “Financing Activities”, a $15 non-cash charge for unrealized losses related to the re-measurement of our pension liabilities, $101 of unrealized foreign currency losses, $10 of deferred tax expense and $4 for the amortization of debt discount. Net working capital used $80 of cash primarily driven by increases in sales volumes and the related impact on accounts receivable and inventory, as well as a decrease in accounts payable of $14. Changes in other assets and liabilities, due to/from affiliates and income taxes payable remained flat. These changes are driven by the timing of when items were expensed versus paid, which primarily included interest expense, pension plan contributions and taxes.
Investing Activities
In 2016, investing activities used $117 and $118 of cash for Momentive and MPM, respectively. We spent $117 for ongoing capital expenditures related to growth, environmental, health and safety compliance and maintenance projects (represented by $125 in current year asset additions, reduced by the capital expenditure financed through accounts payable).
In 2015, investing activities used $116 of cash. We spent $114 for ongoing capital expenditures (including capitalized interest) related to environmental, health and safety compliance and maintenance projects (of which $111 represented current year asset additions, with the remainder being the change in the accounts payable related to capital spending).
In 2014, investing activities used $88 of cash. We spent $96 for ongoing capital expenditures (including capitalized interest) related to environmental, health and safety compliance and maintenance projects (of which $87 represented current year asset additions, with the remainder being the change in the accounts payable related to capital spending). We also spent $2 on the acquisition of intangible assets. These expenditures were partially offset by the consolidation of Superholdco Finance Corp. (“Finco”), which provided a $50 increase in cash, as well as $12 in proceeds received from the sale of a subsidiary to Hexion.
Financing Activities
In 2016, financing activities used $16 and $17 of cash for Momentive and MPM, respectively, mainly due to the buyback of $29 in aggregate principal amount of our Second Lien Notes for $16.
In 2015, financing activities used $10 and $11 of cash for Momentive and MPM, respectively, mainly due to the buyback of $19 in aggregate principal amount of our Second Lien Notes for $10.
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
At December 31, 2016, there were $55 in outstanding letters of credit and no borrowings outstanding under our $270 ABL Facility, leaving unused borrowing capacity of $215.
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
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2016 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, are asserting permanent reinvestment with respect to certain intercompany arrangements considered indefinite.

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
At December 31, 2016, we were in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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

The following table reconciles Net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

Year Ended
December 31, 2016
Net loss	$(161)
Interest expense, net	76
Gain on the extinguishment of debt	(9)
Income tax expense	18
Depreciation and amortization	185
EBITDA	109
Adjustments to EBITDA:
Restructuring and other costs (a)	70
Reorganization items, net (b)	2
Non-cash compensation and related expenses (c)	36
Pro forma cost savings from other initiatives (d)	16
Other non-cash charges and other income and expense (e)	23
Exclusion of Unrestricted Subsidiary results (f)	(33)
Adjusted EBITDA	$223
Pro forma fixed charges (g)	$54
Ratio of Adjusted EBITDA to Fixed Charges (h)	4.13

(a)	Primarily includes one-time expenses related to our global restructuring program, siloxane production transformation, union strike and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability curtailment and re-measurements, and stock-based compensation expense.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management, including headcount reductions and indirect cost savings.

(e)	Non-cash charges primarily include the effects of foreign exchange gains and losses and impacts of asset impairments and disposals.

(f)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility and the indentures that govern our notes.

(g)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at December 31, 2016.

(h)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2016, we were able to satisfy this test and incur additional indebtedness under these indentures.

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2016. Our contractual cash obligations consist of legal commitments at December 31, 2016 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2017	2018	2019	2020	2021	2022 and beyond	Total
Operating activities:
Purchase obligations (1)	$127	$111	$97	$91	$72	$352	$850
Interest on fixed rate debt obligations	53	52	52	52	44	3	256
Operating lease obligations	15	11	9	7	6	15	63
Funding of pension and other postretirement obligations (2)	33	29	30	31	33		156
Financing activities:
Long-term debt, including current maturities (3)	36	—	—	—	1,100	202	1,338
Total	$264	$203	$188	$181	$1,255	$572	$2,663

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

(2)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2017 – 2021 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

(3)	Long-term debt amounts above represent gross repayments, and are exclusive of any unamortized debt discounts.
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2016 At December 31, 2016, we recorded unrecognized tax benefits and related interest and penalties of $45. We estimate that we will pay approximately $25 in 2017 for local, state and international income taxes. We expect non-capital environmental expenditures for 2017 through 2021 totaling $25. See Notes 13 and 14 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.

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
At December 31, 2016 and 2015, we had valuation allowances of $484 and $419, respectively, against our deferred income tax assets. At December 31, 2016, we had a $297 valuation allowance against a portion of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $187 against a portion of our net foreign deferred income tax assets, primarily in Germany and Japan. At December 31, 2015, we had a $243 valuation allowance against all of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $176 against a portion of our net foreign deferred income tax assets, primarily in Germany and Japan. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.

We considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. The Company evaluated four possible sources of taxable income when assessing the realization of deferred tax assets:

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
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements.  Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2016 and 2015, we recorded unrecognized tax benefits and related interest and penalties of $45 and $40, respectively.
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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), equity (“Equity”) and 2017 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2016
	PBO	ABO	Equity	2016 Expense
Assumption:
Increase in discount rate of 0.5%	$(37)	$(35)	$37	$(1)
Decrease in discount rate of 0.5%	43	40	(43)	1
Increase in estimated return on assets of 1.0%				(2)
Decrease in estimated return on assets of 1.0%				$2
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

We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The discounted cash flow model does not include cash flows related to interest payments and debt service, as the related debt has not been pushed down to the reporting unit level. Our reporting units are the same as our operating segments: Silicones and Quartz.

At October 1, 2016, the fair value of the reporting units exceeded the respective carrying values by 9% to 46% ("headroom"). It is possible that the conclusions regarding the impairment or recoverability of goodwill at either reporting unit could change in future periods if, for example, the reporting unit does not perform as projected, the results of strategic plans and certain cost saving initiatives are not fully achieved, or the overall economic or business conditions are worse than current assumptions (including inputs to the discount rate or market based EBITDA multiples).  If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

The Quartz reporting unit, which had headroom of 9%, was the only reporting unit with fair value in excess of carrying value of less than 20%. As of December 31, 2016, the carrying value of goodwill assigned to the Quartz reporting unit was $18. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.
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
Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 5 to our consolidated financial statements in this Form 10-K, which is incorporated herein by reference.

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
Foreign Exchange Risk
Our international operations accounted for approximately 67% of our net sales in 2016, 66% in 2015 and 68% in 2014. As a result, we have significant exposure to foreign exchange risk related to transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is generally the related local currency.
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
Interest Rate Risk
As of December 31, 2016, none of our borrowings were at variable interest rates. If we make borrowings at variable interest rates in the future, we will be subject to the variations in interest rates in respect of our variable rate debt. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2016 and 2015 (see Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2016 and 2015. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2016			2015
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2016				$36	4.1%	$36
2017	$36	4.1%	$36	—	—%	—
2018	—	—%	—	—	—%	—
2019	—	—%	—	—	—%	—
2020	—	—%	—	—	—%	—
2021	1,100	4.3%	1,034	1,100	4.4%	759
2022 and beyond	202	5.5%	173	231	5.6%	114
	$1,338		$1,243	$1,367		$909
Commodity Risk
We are exposed to price risks on raw material purchases. We pursue ways to diversify and minimize material costs through strategic raw material purchases, and through commercial and contractual pricing agreements and customer price adjustments. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. We rely on key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key supply contracts be canceled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Also, we will consider hedging strategies that minimize risk or reduce volatility when available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements

Page Number
Consolidated Financial Statements of Momentive Holdings Inc. and Momentive Performance Materials Inc.
Consolidated Balance Sheets at December 31, 2016 and 2015	53
Consolidated Statements of Operations; year ended December 31, 2016; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014 and predecessor period from January 1, 2014 through October 24, 2014	53
Consolidated Statements of Comprehensive (Loss) Income; year ended December 31, 2016; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014 and predecessor period from January 1, 2014 through October 24, 2014	55
Consolidated Statements of Cash Flows; year ended December 31, 2016; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014 and predecessor period from January 1, 2014 through October 24, 2014	56
Consolidated Statements of Equity (Deficit); year ended December 31, 2016; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014 and predecessor period from January 1, 2014 through October 24, 2014	58
Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm	117
Schedule I – Condensed Parent Company Financial Statements	121
Schedule II - Valuation and Qualifying Accounts	124

CONSOLIDATED BALANCE SHEETS

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4 at both December 31, 2016 and 2015)	$228	$221	$228	$221
Accounts receivable (net of allowance for doubtful accounts of less than $1 at both December 31, 2016 and 2015)	280	292	280	292
Inventories:
Raw materials	119	143	119	143
Finished and in-process goods	271	238	271	238
Other current assets	50	48	50	48
Total current assets	948	942	948	942
Investment in unconsolidated entities	20	19	20	19
Deferred income taxes (see Note 13)	9	9	9	9
Other long-term assets	20	19	20	19
Property and equipment:
Land	74	73	74	73
Buildings	307	293	307	293
Machinery and equipment	959	875	959	875
	1,340	1,241	1,340	1,241
Less accumulated depreciation	(265)	(134)	(265)	(134)
	1,075	1,107	1,075	1,107
Goodwill (see Note 9)	211	211	211	211
Other intangible assets, net (see Note 9)	323	356	323	356
Total assets	$2,606	$2,663	$2,606	$2,663
Liabilities and Equity
Current liabilities:
Accounts payable	$238	$223	$238	$223
Debt payable within one year (See Note 10)	36	36	36	36
Interest payable	11	11	11	11
Income taxes payable (see Note 13)	8	5	8	5
Accrued payroll and incentive compensation	61	43	61	43
Other current liabilities	123	83	122	83
Total current liabilities	477	401	476	401
Long-term liabilities:
Long-term debt (see Note 10)	1,167	1,169	1,167	1,169
Pension liabilities (see Note 15)	341	333	341	333
Deferred income taxes (see Note 13)	66	70	66	70
Other long-term liabilities	73	64	72	64
Total liabilities	2,124	2,037	2,122	2,037
Commitments and contingencies (see Note 14)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,058,114 and 48,028,594 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 issued and outstanding at December 31, 2016 and 2015, respectively			—	—
Additional paid-in capital	864	861	863	860
Accumulated other comprehensive loss	(76)	(92)	(76)	(92)
Accumulated deficit	(306)	(143)	(303)	(142)
Total equity	482	626	484	626
Total liabilities and equity	$2,606	$2,663	$2,606	$2,663
See Notes to Consolidated Financial Statements
MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
(In millions, except per share data)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net sales	$2,233	$2,289	$465	$2,011
Cost of sales	1,845	1,894	402
Gross profit	388	395	63
Cost of sales, excluding depreciation and amortization				1,439
Selling, general and administrative expense	347	285	80	434
Depreciation and amortization expense				147
Research and development expense	64	65	13	63
Restructuring and other costs (see Note 6)	42	32	5	20
Other operating loss (income), net	19	2	(1)	—
Operating (loss) income	(84)	11	(34)	(92)
Interest expense, net (see Note 10)	76	79	15	162
Other non-operating (income) expense, net	(7)	3	8	—
Gain on extinguishment of debt (see Note 10)	(9)	(7)	—	—
Reorganization items, net (see Note 4)	2	8	3	(1,972)
(Loss) income before income taxes and earnings from unconsolidated entities	(146)	(72)	(60)	1,718
Income tax expense (see Note 13)	18	13	—	36
(Loss) income before earnings from unconsolidated entities	(164)	(85)	(60)	1,682
Earnings from unconsolidated entities, net of taxes	1	2	—	3
Net (loss) income	$(163)	$(83)	$(60)	$1,685

Net (loss) income per share:
Net (loss) income per common share—basic	$(3.39)	$(1.73)	$(1.25)	$16,850,000
Net (loss) income per common share—diluted	$(3.39)	$(1.73)	$(1.25)	$16,850,000
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,050,048	48,015,685	47,989,000	100
Weighted average common shares outstanding—diluted	48,050,048	48,015,685	47,989,000	100

See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
(In millions, except per share data)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net sales	$2,233	$2,289	$465	$2,011
Cost of sales	1,845	1,894	402
Gross profit	388	395	63
Cost of sales, excluding depreciation and amortization				1,439
Selling, general and administrative expense	345	284	80	434
Depreciation and amortization expense				147
Research and development expense	64	65	13	63
Restructuring and other costs (see Note 6)	42	32	5	20
Other operating loss (income), net	19	2	(1)	—
Operating (loss) income	(82)	12	(34)	(92)
Interest expense, net (see Note 10)	76	79	15	162
Other non-operating (income) expense, net	(7)	3	8	—
Gain on extinguishment of debt (see Note 10)	(9)	(7)	—	—
Reorganization items, net (see Note 4)	2	8	3	(1,972)
(Loss) income before income taxes and earnings from unconsolidated entities	(144)	(71)	(60)	1,718
Income tax expense (see Note 13)	18	13	—	36
(Loss) income before earnings from unconsolidated entities	(162)	(84)	(60)	1,682
Earnings from unconsolidated entities, net of taxes	1	2	—	3
Net (loss) income	$(161)	$(82)	$(60)	$1,685

See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor			Predecessor
(In millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net (loss) income	$(163)	$(83)	$(60)	$1,685
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1)	(63)	(29)	31
Gain (loss) recognized from pension and postretirement benefits	17	(1)	1	(71)
Reclassification adjustment for net fresh start gain related to accumulated other comprehensive income included in net (loss) income	—	—	—	(162)
Other comprehensive income (loss)	16	(64)	(28)	(202)
Comprehensive (loss) income	$(147)	$(147)	$(88)	$1,483

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor			Predecessor
(In millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net (loss) income	$(161)	$(82)	$(60)	$1,685
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1)	(63)	(29)	31
Gain (loss) recognized from pension and postretirement benefits	17	(1)	1	(71)
Reclassification adjustment for net fresh start gain related to accumulated other comprehensive income included in net (loss) income	—	—	—	(162)
Other comprehensive income (loss)	16	(64)	(28)	(202)
Comprehensive (loss) income	$(145)	$(146)	$(88)	$1,483

See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(In millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Cash flows provided (used) in operating activities
Net (loss) income	$(163)	$(83)	$(60)	$1,685
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	185	153	22	147
Non-cash reorganization items	—	—	—	(2,078)
Gain on the extinguishment of debt (see Note 10)	(9)	(7)	—	—
Amortization of debt discount and issuance costs	23	22	4	—
DIP Facility financing fees included in net income	—	—	—	19
Unrealized actuarial losses (gains)	33	(13)	15	—
Deferred income tax (benefit) expense	(17)	(6)	(10)	20
Stock-based compensation expense	3	3	—	—
Pension curtailment gain	—	(3)	—	—
Unrealized foreign currency (gains) losses	(3)	(10)	2	99
Loss due to impaired assets	12	4	—	—
Other non-cash adjustments	7	4	—	5
Net change in assets and liabilities:
Accounts receivable	11	17	4	(27)
Inventories	(12)	2	52	(95)
Accounts payable	8	11	(82)	68
Income taxes payable	7	(2)	1	—
Other assets, current and non-current	(15)	18	9	(6)
Other liabilities, current and non-current	72	18	40	(44)
Net cash provided by (used in) operating activities	142	128	(3)	(207)
Cash flows used in investing activities
Capital expenditures	(115)	(114)	(17)	(78)
Capitalized interest	(2)	(1)	—	(1)
Proceeds from sale of business (see Note 7)	—	—	—	12
Consolidation of variable interest entity (see Note 7)	—	—	—	50
Purchases of intangible assets	(2)	(3)	—	(2)
Dividend from MPM	1	—	—	—
Proceeds from sale of assets	1	2	—	1
Net cash used in investing activities	(117)	(116)	(17)	(18)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	—	(1)	(1)	(6)
Borrowings of long-term debt	—	—	—	180
Repayments of long-term debt	(16)	(10)	—	(315)
Repayment of affiliated debt (see Note 7)	—	—	—	(50)
Common stock issuance proceeds (see Note 2)	—	1	—	600
DIP Facility financing fees	—	—	—	(19)
Net cash (used in) provided by financing activities	(16)	(10)	(1)	390
Increase (decrease) in cash and cash equivalents	9	2	(21)	165
Effect of exchange rate changes on cash	(2)	(8)	(4)	(6)
Cash and cash equivalents, beginning of period	217	223	248	89
Cash and cash equivalents, end of period	$224	$217	$223	$248
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$56	$57	$1	$250
Income taxes, net of refunds	27	21	3	12
Non-cash investing activity:
Capital expenditures included in accounts payable	$25	$17	$20	$13
Non-cash financing activity:
Conversion of BCA Commitment Premium (see Note 2)	—	—	—	30
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(In millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Cash flows provided (used) in operating activities
Net (loss) income	$(161)	$(82)	$(60)	$1,685
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	185	153	22	147
Non-cash reorganization items	—	—	—	(2,078)
Gain on the extinguishment of debt (see Note 10)	(9)	(7)	—	—
Amortization of debt discount and issuance costs	23	22	4	—
DIP Facility financing fees included in net income	—	—	—	19
Unrealized actuarial losses (gains)	33	(13)	15	—
Deferred income tax (benefit) expense	(17)	(6)	(10)	20
Stock-based compensation expense	3	3	—	—
Pension curtailment gain	—	(3)	—	—
Unrealized foreign currency (gains) losses	(3)	(10)	2	99
Loss due to impaired assets	12	4	—	—
Other non-cash adjustments	7	4	—	5
Net change in assets and liabilities:
Accounts receivable	11	17	4	(27)
Inventories	(12)	2	52	(95)
Accounts payable	8	11	(82)	68
Income taxes payable	7	(2)	1	—
Other assets, current and non-current	(15)	18	9	(6)
Other liabilities, current and non-current	72	18	40	(44)
Net cash provided (used) in operating activities	144	129	(3)	(207)
Cash flows used in investing activities
Capital expenditures	(115)	(114)	(17)	(78)
Capitalized interest	(2)	(1)	—	(1)
Proceeds from sale of business (See Note 7)	—	—	—	12
Consolidation of variable interest entity (see Note 7)	—	—	—	50
Purchases of intangible assets	(2)	(3)	—	(2)
Change in restricted cash	—	—	—	—
Proceeds from sale of assets	1	2	—	1
Net cash used in investing activities	(118)	(116)	(17)	(18)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	—	(1)	(1)	(6)
Borrowings of long-term debt	—	—	—	180
Repayments of long-term debt	(16)	(10)	—	(315)
Repayment of affiliated debt (see Note 7)	—	—	—	(50)
Proceeds from Rights Offerings (see Note 2)	—	—	—	600
DIP Facility financing fees	—	—	—	(19)
Dividend paid to Momentive	(1)	—	—	—
Net cash (used in) provided by financing activities	(17)	(11)	(1)	390
Increase (decrease) in cash and cash equivalents	9	2	(21)	165
Effect of exchange rate changes on cash	(2)	(8)	(4)	(6)
Cash and cash equivalents, beginning of period	217	223	248	89
Cash and cash equivalents, end of period	$224	$217	$223	$248
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$56	$57	$1	$250
Income taxes, net of refunds	27	21	3	12
Non-cash investing activity:
Capital expenditures included in accounts payable	$25	$17	$20	$13
Non-cash financing activity:
Conversion of BCA Commitment Premium (see Note 2)	—	—	—	30
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total (Deficit) Equity
(In millions)	Shares	Amount
Predecessor
Balance at December 31, 2013	—	$—	$716	$(2,398)	$202	$(1,480)
Net income				1,685		1,685
Other comprehensive loss					(40)	(40)
Sale of business to related party (see Note 7)			(3)			(3)
Cancellation of Predecessor Company equity (see Note 3)			(713)	713	(162)	(162)
Balance at October 24, 2014	—	$—	$—	$—	$—	$—
Successor
Issuance of Successor Company common stock (see Notes 2 and 3)	47,989,000		857			857
Balance at October 25, 2014	47,989,000	$—	$857	$—	$—	$857
Net loss				(60)		(60)
Other comprehensive loss					(28)	(28)
Balance as of December 31, 2014	47,989,000	$—	$857	$(60)	$(28)	$769
Net loss				(83)		(83)
Other comprehensive loss					(64)	(64)
Stock-based compensation expense			3			3
Proceeds from sale of common stock	39,594		1			1
Balance as of December 31, 2015	48,028,594	$—	$861	$(143)	$(92)	$626
Net loss				(163)		(163)
Other comprehensive income					16	16
Stock-based compensation expense			3			3
Proceeds from sale of common stock	29,520					—
Balance as of December 31, 2016	48,058,114	$—	$864	$(306)	$(76)	$482
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total (Deficit) Equity
Predecessor
Balance at December 31, 2013	—	$716	$(2,398)	$202	$(1,480)
Net income			1,685		1,685
Other comprehensive loss				(40)	(40)
Sale of business to related party (see Note 7)		(3)			(3)
Cancellation of Predecessor Company equity (see Note 3)		(713)	713	(162)	(162)
Balance at October 24, 2014	—	$—	$—	$—	$—
Successor
Issuance of Successor Company common stock (see Notes 2 and 3)	—	857			857
Balance at October 25, 2014	—	$857	$—	$—	$857
Net loss			(60)		(60)
Other comprehensive loss				(28)	(28)
Balance as of December 31, 2014	—	$857	$(60)	$(28)	$769
Net loss			(82)		(82)
Other comprehensive loss				(64)	(64)
Capital contribution from parent		3			3
Balance as of December 31, 2015	—	$860	$(142)	$(92)	$626
Net loss			(161)		(161)
Other comprehensive income				16	16
Capital contribution from parent		3			3
Balance as of December 31, 2016	—	$863	$(303)	$(76)	$484
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Business and Basis of Presentation
Based in Waterford, NY, Momentive Performance Materials Inc. (the “Company” or “MPM”), is comprised of two reportable segments: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
As a result of the Company’s reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date”), the Company’s direct parent became MPM Intermediate Holdings Inc., a holding company and wholly owned subsidiary of MPM Holdings Inc. (“Momentive”), the ultimate parent entity of MPM. Prior to its reorganization, the Company, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
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

During the three months ended December 31, 2015, the Company recorded out-of-period adjustments totaling approximately $3. A $2 adjustment related to property taxes should have been originally recorded in each of the second and third quarters of 2015 ($1). The remaining $1 adjustment related to income taxes and should have been originally recorded in the second quarter of 2015. The adjustments decreased pretax income and net income for the three months ended December 31, 2015 by $2 and $3, respectively. After evaluating the quantitative and qualitative aspects of the adjustments, the Company concluded the effect of these adjustments was not material to any previously issued consolidated financial statements or the annual results for 2015.

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
The Company has agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with, among other things, the negotiation, preparation and implementation of the Rights Offerings, the Plan and any related efforts. In addition, the BCA requires that the Company and the other Debtors indemnify the Commitment Parties for certain losses, claims, damages, liabilities, costs and expenses arising out of or in connection with the BCA, the Plan and the related transactions. On June 23, 2014, the Court found that the terms and conditions of MPM’s Restructuring Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA.The Court’s Order approving the Plan, entered on September 11, 2014, also requires the Company and the Debtors to indemnify the Commitment Parties for all fees, expenses, costs and liabilities incurred in connection with certain cases. The indenture trustees for the Old First Lien Notes and the Old Secured Notes commenced actions against certain of the Commitment Parties for alleged breaches of the applicable intercreditor agreement governing the rights and priorities of such parties.
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
In accordance with the Plan, all shares of New Common Stock were automatically exchanged for one share of common stock, par value $0.01 per share, of Momentive, which contributed the shares of New Common Stock to its wholly-owned subsidiary, MPM Intermediate Holdings. As a result, the Company is a wholly owned subsidiary of MPM Intermediate Holdings.
The shares of New Common Stock described above were exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering.

Registration Rights Agreement
On October 24, 2014, in connection with the emergence from Chapter 11, Momentive entered into a registration rights agreement with certain of its stockholders (the “Registration Rights Agreement”), which provides the stockholders party thereto certain registration rights.
Under the Registration Rights Agreement, Momentive is required to file a shelf registration statement (on Form S-3 if permitted) and use its reasonable best efforts to cause the registration statement to become effective for the benefit of all stockholders party to the Registration Rights Agreement. Any individual holder or holders of Momentive’s outstanding common stock party thereto can demand an unlimited number of “shelf takedowns,” which may be conducted in underwritten offerings so long as the total offering size is reasonably expected to exceed $50. To satisfy its obligations under the Registration Rights Agreement, Momentive filed a registration statement on Form S-1 (File No. 333-201338) on December 31, 2014, which became effective on July 2, 2015.
Each holder or holders party to the Registration Rights Agreement who own at least 10% of Momentive’s outstanding common stock, or held at least 10% of Momentive’s common stock as of the date of the Registration Rights Agreement and could reasonably be considered our affiliate, have Form S-1 demand registration rights, which may be conducted in an underwritten offering, as long as the total offering price is reasonably expected to be at least $50, and which may not exceed two in any six month period or eight in total, subject to certain exceptions and to customary cutback provisions. In addition, a holder of at least 10% of Momentive’s common stock has unlimited Form S-3 demand registration rights, which may be conducted in underwritten offerings, as long as the total offering price is reasonably expected to be at least $50, subject to customary cutback provisions.
Each stockholder party to the Registration Rights Agreement has unlimited piggyback registration rights with respect to underwritten offerings, subject to certain exceptions and limitations.
The foregoing registration rights are subject to certain cutback provisions and customary suspension/blackout provisions. We have agreed to pay all registration expenses under the Registration Rights Agreement. In connection with the registrations described above, Momentive has agreed to indemnify the stockholders against certain liabilities.
The Registration Rights Agreement also contains certain holdback agreements that apply to each stockholder party to the Registration Rights Agreement. Generally, without Momentive’s prior consent and subject to limited exceptions, the stockholders party to the Registration Rights Agreement have agreed to, if requested, enter into an agreement not to publicly sell or distribute Momentive’s equity securities beginning ten days prior to the pricing of Momentive’s initial public offering for the 180-day period following the closing date of Momentive’s initial public offering and, if participating in a future shelf takedown or other underwritten public offering, beginning ten days prior to the pricing of that offering and for the 90-day period following the closing date of such offering.
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

(d)
On the Effective Date, the Company repaid $300 in outstanding DIP Term Loans, $144 in outstanding borrowings under the DIP ABL Facility and $20 in outstanding borrowings under the Cash Flow Facility in full, and issued replacement notes to holders of the $1,100 in outstanding Old First Lien Notes and $250 in outstanding Old Second Lien Notes (which are classified as “Long-term debt”). The Company’s Senior Subordinated Notes were canceled on account of the subordination provisions set forth in the indenture to such notes.

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
4. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments are classified as “Reorganization items, net” in the Consolidated Statements of Operations. The following table summarizes reorganization items:

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Professional fees	$2	$8	$3	$78
DIP Facility financing costs	—	—	—	19
BCA Commitment Premium	—	—	—	30
Net gain on reorganization adjustments	—	—	—	(1,722)
Net gain on fresh start adjustments	—	—	—	(377)
Total	$2	$8	$3	$(1,972)

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
The Company’s unconsolidated investment accounted for under the equity method of accounting is a partial ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. The Company’s current ownership interest in the joint venture is 25%.
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
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized translation gain (losses) of $3, $(6), $(8), and $(99) for the years ended December 31, 2016, December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, respectively, which are included as a component of “Net loss.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The effect of translation is also included in “Accumulated other comprehensive income”.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had interest-bearing time deposits and other cash equivalent investments of $3 and $5, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents”.
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
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $22 and $4 at December 31, 2016 and December 31, 2015, respectively. Upon recording the assets of the Company at their estimated fair value in connection with the application of fresh start accounting, the amount of excess and obsolete inventory was written-off, resulting in the re-measurement of the reserve for excess and obsolete inventory to $0 as of October 24, 2014 (see Note 3).
Deferred Expenses—Deferred debt financing costs are included in “Other long-term assets” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At both December 31, 2016 and 2015, the Company had no unamortized deferred financing costs.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the properties (the average estimated useful lives for buildings and machinery are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Property and equipment was recorded at its estimated fair value in connection with the application of fresh start accounting, resulting in the remeasurement of accumulated depreciation to $0 as of October 24, 2014 (see Note 3). Depreciation expense was $143, $117, $17, and $113 for the years ended December 31, 2016 and December 31, 2015; the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, respectively. Depreciation expense for the year ended included accelerated depreciation of $35 primarily related to to certain long-lived assets mainly triggered by siloxane capacity transformation programs in Germany.
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

At October 1, 2016, the fair value of the reporting units exceeded the respective carrying values by 9% to 46% ("headroom"). It is possible that the conclusions regarding the impairment or recoverability of goodwill at either reporting unit could change in future periods if, for example, the reporting unit does not perform as projected, the results of strategic plans and certain cost saving initiatives are not fully achieved, or the overall economic or business conditions are worse than current assumptions (including inputs to the discount rate or market based EBITDA multiples).  If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

The Quartz reporting unit, which had headroom of 9%, was the only reporting unit with fair value in excess of carrying value of less than 20%. As of December 31, 2016, the carrying value of goodwill assigned to the Quartz reporting unit was $18. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development expense was $64, $65, $13, and $63 for the years ended December 31, 2016, December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, respectively.
Pension and Other Postretirement Liabilities—Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations (“PBO”) are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits.

Effective January 1, 2016, the Company has adopted the granular spot rate approach wherein results are calculated by matching service cost and interest cost cash flows to the individual spot rates on the yield curve using the following methodology:

•
Projected benefit payments related to participants’ benefit accruals for the upcoming year are determined.  Spot rates are applied and a present value and single equivalent discount rates specifically related to service cost are calculated (as for projected benefit obligation).

•
Interest cost is determined by (1) calculating a present value for each year’s projected benefit payments, then (2) applying the applicable year’s spot rate.  Amounts for all years are then aggregated to determine total interest cost.

      Lower discount rates increase present values resulting in a higher PBO; higher discount rates decrease present values resulting in a lower PBO.  The effect of a discount rate change on the subsequent year’s pension expense is dependent on the individual plan.
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
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM and MPM Holdings Inc.’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2016, 2015 and 2014, the tax provision for all operations has been prepared on a consolidated basis.
Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. As described in Note 12, the Company adopted a new management equity plan on March 12, 2015. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized net of estimated forfeitures over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 12 for additional detail regarding stock-based compensation.
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
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides approximately 10% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.

Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2016 through the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Board Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Board Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued Accounting Standards Board Update No. 2016-12, Revenue from Contracts with Customers (Topic 606):: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. In December 2016, the FASB issued Accounting Standards Board Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which facilitates 13 technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective dates for the ASUs issued in 2016 are the same as the effective date for ASU 2014-09. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

 In August 2014, the FASB issued Accounting Standards Board Update No. 2014-15: Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (Topic 205), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern (meet its obligations as they become due) within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, certain disclosures are required. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter. The adoption of this standard during 2016 did not impact our consolidated financial statements.
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this standard during 2016 did not significantly impact our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this standard during 2016 did not have a significant impact on the Company’s financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30)- Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, the FASB issued Accounting Standards Board Update No. 2015-15: Interest-Imputation of Interest (Subtopic 835-30)- Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides additional guidance regarding the SEC staff’s position on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The adoption of the requirements of ASU 2015-03 and ASU 2015-15 during 2016 did not impact the Company’s financial statements.
In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 has changed the measurement requirement of inventory within the scope of this guidance from lower of cost or market to the lower of cost and net realizable value. The guidance is also defining net realizable value as: the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and amendments to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s financial statements.
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In March 2016, the FASB issued Accounting Standards Board Update No. 2016-09: Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as a financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 early adoption will be permitted. The Company early adopted ASU 2016-09, effective April 1, 2016, electing to account for forfeitures when they occur. The adoption of ASU 2016-09 did not have a significant impact on the Company’s financial statements. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an immaterial adjustment to retained earnings. Provisions related to income taxes have been adopted prospectively resulting in no tax benefit as of the quarter ended June 30, 2016.
In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides new guidance designed to reduce existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU addresses eight specific cash flow issues, of which the following are expected to be applicable to the Company: 1) debt prepayment and extinguishment costs, 2) proceeds from settlement of insurance claims, 3) distributions received from equity method investments, and 4) separately identifiable cash flows and application of the predominance principle. In addition, in November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with retrospective application to each period presented is required and early adoption is permitted, The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with prospective application with impacts on the Company’s consolidated financial statements that may vary depending on each specific acquisition. Early adoption is conditionally permitted.
  Also, in January 2017, the FASB issued Accounting Standards Board Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, which eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments in this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.
All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have an impact once adopted.
6. Restructuring Expenses and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with work force reductions), loss due to fire at our Leverkusen, Germany site, and services and other expenses associated with cost optimization programs and transformation savings activities.

In November 2015 and as expanded in March and May 2016, the Company announced a global restructuring program to reduce costs through global selling, general and administrative expenses reductions and productivity actions at the Company’s operating facilities. The Company expected the program cost, primarily severance related, to be approximately $15. Substantially all of these charges resulted in cash expenditures throughout 2016 and into 2017. These costs primarily relate to the Silicones operating segment and are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and other costs on the Consolidated Statement of Operations.

In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability once fully implemented.  The planned reduction is expected to be fully implemented by mid-2017 and is incremental to our global restructuring program. This restructuring will result in an overall reduction of employment at the site. The Company recorded severance related costs of approximately $2, some of which was paid in late 2016 and the remaining to be paid in 2017.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Successor	Total
Accrued liability at January 1, 2015	$2
Restructuring charges	15
Payments	(3)
Accrued liability at December 31, 2015	$14
Restructuring charges	4
Adjustments	(2)
Payments	(12)
Accrued liability at December 31, 2016	$4

For the years ended December 31, 2016 and December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, the Company recognized other costs of $40, $17, $5, and $20 respectively. These costs are primarily comprised of one-time payments for services and integration expenses, and are included in “Restructuring and other costs” in the Consolidated Statements of Operations. For the year ended December 31, 2016, these amounts also included exit costs of $13 due to siloxane capacity transformation programs at our Leverkusen, Germany facility and a loss of $10 due to fire damage at our Leverkusen, Germany facility. For the predecessor period from January 1, 2014 through October 24, 2014 and the successor period from October 25, 2014 to December 31, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Company’s Bankruptcy Filing. In addition, as a result of the siloxane capacity transformation programs, the Company recognized $17 of accelerated depreciation associated with asset retirement obligations during the year ended December 31, 2016, $2 of which was paid in 2016.
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
Transactions with Hexion

Shared Services Agreement

On October 1, 2010, the Company entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal, and procurement services. The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and Hexion.

Pursuant to this agreement, for the years ended December 31, 2016, December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, the Company incurred approximately $50, $60, $17, and $82, respectively, of net costs for shared services. During the years ended December 31, 2016, December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, Hexion incurred approximately $63, $70, $23, and $108, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2016, December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, were net billings from Hexion to the Company of $30, $35, $17, and $32, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for Hexion and 49% for the Company at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Service Agreement, the allocation percentage for 2016 was set at 44% for the Company and 56% for Hexion. The Company had accounts receivable of $0 at both December 31, 2016 and 2015, and accounts payable to Hexion of $5 and $7 at December 31, 2016 and 2015, respectively.
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

Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchases products from, Hexion pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of the Company also acts as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, for the years ended December 31, 2016, December 31, 2015; the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, the Company sold $2, $3, $1, and $7, respectively, of products to Hexion and purchased less than $1 of products from Hexion. At both December 31, 2016 and 2015, the Company had less than $1 of accounts receivable from Hexion and less than $1 of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it will provide to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during the years ended December 31, 2016 and 2015.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the years ended December 31, 2016, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, the Company sold approximately $25, $27, $7 and $22, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. At both December 31, 2016 and 2015, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.
Transactions with Affiliates Other Than Hexion
Purchases and Sales of Products and Services

The Company sells products to various Apollo and GE affiliates other than Hexion. Transactions with GE affiliates are included in the predecessor period only, as GE was a related party prior to the termination of the Cash Flow Facility. These sales were approximately less than $1, $1, $1 and $10 for the years ended December 31, 2016, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, respectively. The Company had accounts receivable from these affiliates of $0 and less than $1 at December 31, 2016 and 2015, respectively. The Company also purchases products and services from various affiliates other than Hexion. These purchases were $3, $4, less than $1 and $13, for the years ended December 31, 2016, December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, respectively. The Company had accounts payable to these affiliates of $0 and less than $1 at December 31, 2016 and 2015, respectively.

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
Other Transactions and Arrangements
In March 2014, the Company entered into an Employee Services Agreement with Hexion Holdings, Hexion and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp”), a subsidiary of Hexion Holdings (the “Services Agreement”). The Services Agreement provided for the executive services of Mr. John G. (Jack) Boss, an employee of Employee Corp., to be made available to the Company and set forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agreed to pay 100% of Mr. Boss’ costs of employment which are comprised of “covered costs” including an annual base salary of $0.585, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In December 2014, Mr. Boss was appointed as Chief Executive Officer and President of the Company, In connection with the appointment, Momentive assumed from Hexion Holdings the terms of the accepted offer of employment with Mr. Boss. The Company paid less than $1 under this agreement during the year ended December 31, 2016.
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

Recurring Fair Value Measurements
At both December 31, 2016 and December 31, 2015, the Company had less than $1 notional amount of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2016 that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the year ended December 31, 2016.

The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at December 31, 2016:

Successor	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2016
Debt	$1,203	$—	$1,243	$—	$1,243
Predecessor
December 31, 2015
Debt	$1,205	$—	$909	$—	$909
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

	2016				2015
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Silicones	$205	$—	$(12)	$193	$205	$—	$(12)	$193
Quartz	19	—	(1)	18	19	—	(1)	18
Total	$224	$—	$(13)	$211	$224	$—	$(13)	$211
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2016 and 2015 are as follows:

	Silicones	Quartz	Total
Balance as of December 31, 2014	$199	$19	$218
Foreign currency translation	(6)	(1)	(7)
Balance as of December 31, 2015	$193	$18	$211
Foreign currency translation	—	—	—
Balance as of December 31, 2016	$193	$18	$211
In conjunction with fresh start accounting, the Company wrote-off existing intangibles assets, net and recorded $424 of new intangible assets, reflecting the estimated fair value of other intangible assets as of October 24, 2014 (see Note 3).
The Company’s finite and indefinite lived intangible assets consist of the following as of December 31:

	2016				2015
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Customer relationships	$223	$—	$(49)	$174	$223	$—	$(32)	$191
Trademarks	60	—	(19)	41	60	—	(12)	48
Technology	105	—	(29)	76	105	—	(16)	89
Patents and other	41	(4)	(5)	32	39	(4)	(7)	28
Total	$429	$(4)	$(102)	$323	$427	$(4)	$(67)	$356
The impact of foreign currency translation on intangible assets is included in accumulated amortization.

Total intangible amortization expense for the years ended December 31, 2016, December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014 was $38, $36, $6, and $34, respectively.
Estimated annual intangible amortization expense for 2017 through 2021 is as follows:

2017	$38
2018	38
2019	38
2020	38
2021	32

10. Debt and Lease Obligations
Debt outstanding as of December 31, 2016 and 2015 is as follows:

	2016		2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First Lien Notes due 2021 (includes $105 and $123 of unamortized debt discount at December 31, 2016 and 2015, respectively)	995	—	977	—
4.69% Second Lien Notes due 2022 (includes $30 and $39 of unamortized debt discount at December 31, 2016 and 2015, respectively)	172	—	192	—
Other Borrowings:
China bank loans at 4.1% and 4.2% at December 31, 2016 and 2015, respectively	—	36	—	33
Other at 2.99% at December 31, 2015	—	—	—	3
Total debt	$1,167	$36	$1,169	$36
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

As of December 31, 2016, the Company had no outstanding borrowings under the ABL Facility. Outstanding letters of credit under the ABL Facility at December 31, 2015 were $55, leaving an unused borrowing capacity of $215 (without triggering the financial maintenance covenant under the ABL Facility).
Secured Notes
First Lien Notes and Old First Lien Notes
In October 2012, MPM Escrow LLC and MPM Finance Escrow Corp. (the “Escrow Issuers”), wholly owned special purpose subsidiaries of the Company, issued $1,100 principal amount of 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) in a private offering.
Upon consummation of the Plan, on October 24, 2014, the Company issued $1,100 aggregate principal amount of 3.88% First Lien Notes due 2022 (the “First Lien Notes”). The First Lien Notes were issued as replacement for the Old First Lien Notes in connection with the Plan and the Company’s emergence from Chapter 11 bankruptcy.
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
Upon consummation of the Plan, on October 24, 2014, the Company issued $250 aggregate principal amount of 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”). The Second Lien Notes were issued as replacement for the Senior Secured Notes in connection with the Plan and the Company’s emergence from Chapter 11.
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
In the fourth quarter of 2015 and first quarter of 2016, the Company initiated a debt buyback program and repurchased $48 in aggregate principal amount of our Second Lien Notes for approximately $26, resulting in a net gain of $16. All repurchased notes were canceled at the time of repurchase, reducing the aggregate principal amount of these notes outstanding from $250 at the end of third quarter of 2015 to $202 as of December 31, 2016.
At December 31, 2016, the weighted average interest rate of the Company’s long term debt was 4.47%.

General
The indentures governing the First Lien Notes and the Second Lien Notes contain covenants that, among other things, limit the Company’s ability and the ability of certain of the Company’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to the Company’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of the Company’s subsidiaries to pay dividends or to make other payments to the Company; (viii) enter into transactions with the Company’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets; and (x) transfer or sell assets.

As of December 31, 2016, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.

Scheduled Maturities
Aggregate maturities of debt and minimum rentals under operating leases at December 31, 2016 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2017	$36	15
2018	—	11
2019	—	9
2020	—	7
2021	1,100	6
2022 and thereafter	202	15
Total	$1,338	$63

The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $15, $13, $4 and $16 for the years ended December 31, 2016, and December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, respectively.

11. Equity
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

In accordance with the Plan, all shares of New Common Stock were automatically exchanged for one share of common stock, par value $0.01 per share, of MPM Holdings, which contributed the shares of New Common Stock to its wholly-owned subsidiary, MPM Intermediate Holdings Inc. As a result, MPM is a wholly owned subsidiary of MPM Intermediate Holdings Inc.

The shares of New Common Stock described above were exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering. Momentive’s registration statement on Form S-1 (Registration No. 333-201338) initially filed December 31, 2014 (as amended, the “Form S-1”), which became effective on July 2, 2015, registered for resale 39,305,467 shares of the New Common Stock.

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
Paid-in Capital
Additional paid-in capital of the Successor Company at December 31, 2016 and December 31, 2015 primarily relates to the issuance of common stock in connection with the $600 Rights Offerings described above, $1 pertaining to issuance of company’s shares to certain Directors, as well as the conversion of the $30 BCA Commitment Premium and the Old Second Lien Notes into equity of the Successor Company (see Note 2).
12. Stock Option Plans and Stock Based Compensation

Management Equity Plan
On March 12, 2015, the Board of Directors of Momentive approved the MPM Holdings Inc. Management Equity Plan (the “MPMH Equity Plan”). Under the MPMH Equity Plan, Momentive can award no more than 3,818,182 shares which may consist of options, restricted stock units, restricted stock and other stock-based awards, qualifying as equity classified awards in accordance with ASC 718 “Compensation - Stock Compensation”. The restricted stock units are non-voting units of measurement which are deemed to be equivalent to one common share of Momentive. The options are options to purchase common shares of Momentive. The awards contain restrictions on transferability and other typical terms and conditions. The purpose of the MPMH Equity Plan is to assist the Company in attracting, retaining, incentivizing and motivating employees and Directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company.
On April 10, 2015, the Compensation Committee of the Board of Directors of Momentive approved grants under the MPMH Equity Plan of restricted stock units and options to certain of the Company’s key managers, including the Company’s named executive officers and directors.

The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan.

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Restricted Stock Units	Cliff vest four years after grant date; Immediate vesting upon a change in control event and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Directors Restricted Stock Units grant	Cliff vest annually after grant date; Immediate vesting upon a change in control event and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Stock Options
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$9.83	$8.93	$7.93	$7.62
Assumptions:
Strike Price	$10.25	$10.25	$20.33	$20.33
Risk-free interest rate	0.80%	0.80%	0.48%	0.48%
Expected term	1.62 years	1.62 years	1.73 years	1.73 years
Expected volatility	60.00%	60.00%	47.00%	47.00%
Tranche Market Threshold	$20.00	$25.00	$30.50	$40.66
The fair market value of the underlying stock price for the purpose of determining strike prices were derived mainly from a discounted cash-flow model. The risk-free interest rate has been determined on the yields for U.S. Treasury securities for a period approximating the expected term compounded continuously which changed from 0.48% on original grant date to 0.80% on modification. The expected term represents the average of anticipated exit scenarios which changed from 1.73 years on original grant date to 1.62 years on modification. The expected volatility, which changed from 47.00% on original grant date to 60.00% on modification, has been estimated based on the volatilities using a weighted peer group of companies which are deemed to be similar to our Company and is calculated using the expected term of the stock options granted. The Tranche Market Thresholds are the average targeted expected closing prices over 10 days in the event of the underlying stocks trading publicly.
Information on stock option activity is as follows:

	Year Ended December 31, 2016
	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at beginning of the period	792,820	$20.33	792,820	$20.33
Granted	26,460	12.47	26,460	12.47
Exercised	—		—
Forfeited	(37,240)	10.25	(37,240)	10.25
Expired	—		—
Balance at end of the period	782,040	$10.33	782,040	$10.33

	Year Ended December 31, 2015
	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at beginning of the period	—		—
Granted	910,420	$20.33	910,420	$20.33
Exercised	—		—
Forfeited	(117,600)	20.33	(117,600)	20.33
Expired	—		—
Balance at end of the period	792,820	$20.33	792,820	$20.33
As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the fiscal year ended December 31, 2016 and fiscal year ended December 31, 2015. At December 31, 2016 and December 31, 2015, unrecognized compensation expense related to non-vested stock options was $15 and $12, respectively. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.
Restricted Stock Units
Information on Restricted Stock Units (“RSU”) activity is as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Units	Grant date fair per Share	Units	Grant date fair per Share
Balance at beginning of the year	712,762	$20.33	—
Granted	93,446	10.92	817,251	$20.33
Vested	(29,520)	20.33	—
Forfeited	(42,848)	18.64	(104,489)	20.33
Expired	—		—
Balance at end of the year	733,840	$19.23	712,762	$20.33
The fair market values related to the RSUs at the different grant dates were derived from material financial weighted analysis of the Company’s value as implied at emergence from Chapter 11 Bankruptcy or by the sales of stock completed with related parties and adjusted to reflect current and future market conditions and the expected Company’s financial performances at the grant date. The material financial weighted analysis consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The employees’ and named executive officers’ RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date. The directors’ RSUs are 100% vested upon the first anniversary of the date of grant.
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

There have been no performance and market based achievements since the date of the original grant. The fair value of the Company’s RSUs, net of forfeitures is expensed on a straight-line basis over the required service period.
Stock-based compensation expense related to the RSU awards was approximately $3 for both the fiscal year ended December 31, 2016 and fiscal year ended December 31, 2015. As of December 31, 2016 and December 31, 2015, unrecognized compensation related to RSU awards was $8 with weighted average remaining vesting period of 2.4 years and $10 with weighted average remaining vesting period of 3.2 years, respectively. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, is sponsored by Momentive, the underlying compensation costs represent compensation costs paid for by Momentive on MPM’s behalf, as a result of the employees’ services to MPM. The Company intends to issue new stock to deliver shares under the MPMH Equity Plan.

Cancellation and Expiration of MPM’s Outstanding Old Equity Awards
As of the Effective Date, in conjunction with the MPM’s emergence from Chapter 11, all outstanding unvested unit options and restricted deferred units were canceled, effective immediately. In addition, all vested unit options to purchase units of Hexion Holdings (the Company’s prior ultimate parent) were modified to have an expiration date 90 days subsequent to the Effective Date, and on January 22, 2015, all such unit options expired unexercised.
Financial Statement Impact Old Equity Awards on MPM
Share-based compensation expense was recognized, net of estimated forfeitures, over the requisite service period on a graded-vesting basis, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company adjusted compensation expense periodically for forfeitures.
The Company recognized share-based compensation expense of $0, less than $1, and $1 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013, respectively, related to the old Equity Awards.
MPM Unit Option Activity
Following is a summary of activity under the Company's unit option plans for the fiscal year ended December 31, 2014:

	Hexion Holdings Common Units	Weighted Average Exercise Price
Outstanding at December 31, 2013	10,933,986	$2.69
Forfeited	(14,184)	$4.85
Outstanding at December 31, 2014	10,919,802	$2.68
All outstanding options as of December 31, 2014 subsequently expired on January 22, 2015.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013 was $0.
MPM’s Restricted Unit Activity
Following is a summary of activity under the Company's restricted unit plan for the year ended December 31, 2014:

	Hexion Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,174,860	$1.92
Restricted units forfeited	(2,955)	$4.85
Restricted units canceled	(1,171,905)	$1.91
Nonvested at December 31, 2014	—	N/A

13. Income Taxes
For the years ended December 31, 2016 and 2015, successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, the Company’s tax provision was computed based on the legal entity structure, as described in Note 1. Any tax benefit or valuation allowance related to net operating losses (“NOL”) was recognized and evaluated on a stand-alone basis.

The domestic and foreign components of (loss) income before income taxes are as follows:

	MPM HOLDINGS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014

Domestic	$(118)	$(92)	$(9)	$1,983
Foreign	(28)	20	(51)	(265)
Total	$(146)	$(72)	$(60)	$1,718

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014

Domestic	$(116)	$(91)	$(9)	$1,983
Foreign	(28)	20	(51)	(265)
Total	$(144)	$(71)	$(60)	$1,718

There were no material differences in the remaining Income Taxes items between Momentive and MPM.
Income tax expense (benefit) attributable to loss from operations consists of:

Successor	Current	Deferred	Total
Year ended December 31, 2016:
United States federal	$—	$(10)	$(10)
State and local	—	—	—
Non-U.S. jurisdictions	35	(7)	28
	$35	$(17)	$18
Year ended December 31, 2015:
United States federal	$—	$—	$—
State and local	—	—	—
Non-U.S. jurisdictions	19	(6)	13
	$19	$(6)	$13
Period from October 25, 2014 through December 31, 2014:
United States federal	$—	$—	$—
State and local	—	—	—
Non-U.S. jurisdictions	10	(10)	—
	$10	$(10)	$—
Predecessor
Period from January 1, 2014 through October 24, 2014:
United States federal	$2	$—	$2
State and local	—	—	—
Non-U.S. jurisdictions	14	20	34
	$16	$20	$36

Income tax expense attributable to (loss) income before income taxes was $18, $13, $0 and $36 for the year ended December 31, 2016 and 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax loss from continuing operations as a result of the following:

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Income tax expense:
Computed expected tax (benefit) expense	$(50)	$(25)	$(21)	$603
State and local income taxes, net of federal income tax benefit	—	—	—	—
Increase (reduction) in income taxes resulting from:
Tax rate changes	(6)	(3)	—	1
Non-U.S. tax rate differential	(4)	(1)	4	(1)
Branch accounting effect	(17)	7	(23)	(22)
Withholding taxes	3	3	—	—
Valuation allowance	76	33	38	(695)
Reorganization and Fresh Start	—	—	—	101
Permanent differences	(1)	3	1	27
Bankruptcy costs	—	—	1	40
Change in permanent reinvestment assertion	—	—	(5)	(20)
Reserves for uncertain tax positions	17	(4)	5	2
Total	$18	$13	$—	$36

A significant portion of the Company’s foreign operations are conducted through entities which are treated as branches of the U.S. and thus subject to current U.S. taxation. As a result, the income or loss of each such branch operation is subject to taxation in its foreign jurisdiction of operation, as well as subject to current taxation in the U.S.

The rate reconciling item, “Valuation allowance” principally relates to the maintenance of a full valuation allowance for jurisdictions in which a valuation allowance had already been established based on the current year increase or decrease in net deferred tax assets in those jurisdictions.
The rate reconciling item, “Reserves for uncertain tax positions” for 2016 includes a payment of $9 related to the Company’s Italian tax court claim that was settled in 2016. In 2016, the Company also received a reimbursement of $9 under a tax indemnification agreement and included this in other non-operating expenses (net) in the Company’s Consolidated Statement of Operations.

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

Successor	Pre-Tax Income (Loss)	Statutory Rate(1)	Rate Effect
December 31, 2016:
China	$30	25.0%	$(3)
Germany	(86)	32.0%	3
Thailand	12	20.0%	(2)
Other (2)	16		(2)
			$(4)
December 31, 2015:
China	$12	25.0%	$(1)
Other (2)	8		—
			$(1)
December 31, 2014:
Germany	$(61)	31.2%	$2
Switzerland	(6)	14.4%	1
Japan	(14)	37.8%	—
Other (2)	6		1
			$4
Predecessor
October 24, 2014:
Germany	$(56)	31.2%	$1
Switzerland	3	14.4%	(1)
Japan	(25)	37.8%	(1)
Other (2)	32		—
			$(1)

(1)	The statutory rates included in the table above reflect the total statutory rates applied in each jurisdiction, including the impact of surcharges and local trade or enterprise taxes.

(2)
Other significant jurisdictions (and statutory rates) impacting the “Non-U.S. rate differential” includes: Korea 22% in 2016, 24% in 2015 and 2014), Thailand (20%), Hong Kong (16.5%), China (25%), Italy (27.5%), Switzerland (24% in 2015), and Germany (31.2%).

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

Under the Plan, a substantial portion of the Company’s pre-petition debt securities, revolving credit facilities and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the amount of U.S. CODI is approximately $1,733, which reduced the value of the Company’s U.S. NOL that had a value of $0 after valuation allowance. The amount of CODI in excess of the Company’s NOL reduced the tax basis in fixed assets and intangibles by $73. The actual reduction in tax attributes occurred on the first day of the Company’s tax year subsequent to the date of emergence.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 after adoption of ASU 2015-17 are presented below:

	Domestic		Foreign
	2016	2015	2016	2015
Deferred tax assets:
Inventory	$12	$13	$5	$2
Employee compensation	12	5	3	2
Unrealized foreign currency loss	13	19	1	2
Amortization	14	43	14	19
Depreciation	—	—	2	2
Pension	131	128	40	37
Net operating losses	132	87	102	103
Branch accounting future benefit	26	26	—	—
Reserves and accruals	23	13	8	6
Deferred interest deductions	—	—	61	65
Amortizable financing costs	8	10	—	—
Other	—	—	3	2
Total gross deferred tax assets	371	344	239	240
Less valuation allowance	(297)	(243)	(187)	(176)
Net deferred tax assets	74	101	52	64
Deferred tax liabilities:
Inventory	—	—	3	5
Reserves and accruals	—	—	1	1
Amortization	—	—	32	38
Depreciation	72	101	54	65
Withholding taxes and other	2	—	19	16
Total deferred tax liabilities	74	101	109	125
Net deferred tax liability	$—	$—	$(57)	$(61)

In 2016, $6 of U.S. deferred tax assets related to unrealized foreign currency losses, and related valuation allowance, were removed from the deferred tax table due to management’s expectation that the realization of a future tax benefit for these losses was remote.
NOL Schedule

Country	NOL Value
United States	$368
Germany	245
Japan	45
Thailand	28
Other	18
Total	$704
For the year ended December 31, 2016 and 2015, successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, the Company had available approximately $704, $585, $423, and $376 of gross NOL carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. In addition, none of the $368 U.S. NOL carryforwards are subject to dual consolidated loss rules. The NOL for the United States and Japan will begin to expire in 2034 and 2017, respectively. The NOL for Thailand will begin to expire in 2017. The NOL for Germany has no expiration date.
As a result of exiting bankruptcy, there was a change of ownership for the Company’s German entity. For German tax purposes, a change of ownership would trigger a limitation on the NOL carryforwards as of the date of the change in ownership. The limitation would disallow the entire NOL except for any amount that could be offset against any built in gain that existed at the ownership change. The Company has estimated the built in gain and concluded there is enough to support the NOL at the ownership change which is supported by a completed valuation of the German business. Since there is a valuation allowance against the German NOL deferred tax asset, a change in NOL would decrease the deferred tax asset and corresponding valuation allowance.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2016 and 2015, in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non-U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized.
For the year ended December 31, 2016, the company recorded an increase in valuation allowance of $65, comprised of an increase in the U.S. valuation allowances of $54 and an increase in the foreign valuation allowance of $11. The change in the U.S. and non-U.S. valuation allowances recorded to reflect current activity of the U.S. and non-U.S. entities that have previously established valuation allowances. For the year ended December 31, 2015, the Company recorded a decrease in valuation allowances of $110, comprised of a increase in the U.S. valuation allowances of $137, partially offset by a decrease in the foreign valuation allowances of $27. The change in U.S. valuation allowances was primarily attributable to the impact of the reorganization adjustments to reflect the reduction in tax attributes as a result of the Company’s emergence from bankruptcy (see Note 2), as well as the application of fresh start accounting (see Note 3). The decrease in foreign valuation allowances of $27 was primarily attributable to valuation allowances of $21 recorded to reflect current activity of the non-U.S. entities that have previously established valuation allowances, partially offset by the reversal of the valuation allowance previously established against net deferred tax assets in China.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The branch accounting future benefit deferred tax asset of $26 at both December 31, 2016 and 2015, principally represents the offset to the non-U.S. affiliates deferred tax liabilities of $57 and $61 as of December 31, 2016 and 2015, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Successor Balance at December 31, 2014	$51

Additions for tax positions of the current year	4
Additions for tax positions of the prior years	3
Reductions for tax positions of prior years	(9)
Settlements	(1)
Statute of limitations expiration	(11)
Foreign currency translation	(1)
Successor Balance at December 31, 2015	$36

Additions for tax positions of the current year	6
Additions for tax positions of the prior years	8
Reductions for tax positions of prior years	(2)
Settlements	(5)
Statute of limitations expiration	(4)
Foreign currency translation	—
Successor Balance at December 31, 2016	$39
Liabilities for unrecognized tax benefits as of December 31, 2016 relate to various domestic and foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2016 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2016 and 2015, the Company has recorded a liability of approximately $6 and $4, respectively, for interest and penalties.
In 2016, the Company settled tax-related claims in an Italian court for $9 which included $4 of interest and penalties. In 2016, the Company also received a reimbursement of $9 under a tax indemnification agreement and included this in other non-operating expenses (net) in the Company’s Consolidated Statement of Operations.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Canada, Germany, India, Italy and Korea. Such major jurisdictions with open tax years are as follows: United States 2006-2016, China, 2006-2016, Germany 2006-2016, Italy 2011-2016, India 2011-2016, Switzerland 2016, Singapore 2012-2016, Japan 2010-2016, Thailand 2011-2016, Hong Kong 2011-2016, Canada 2009-2014 and Brazil 2011-2016. Unrecognized tax benefits are not expected to change significantly over the next 12 months.

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2016 and is expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement.
14. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $3 and $3 at December 31, 2016 and December 31, 2015, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the Consolidated Balance Sheets.
Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM (see Note 7). As of December 31, 2016, future contractual minimums are as follows:

Year	Total
2017	$127
2018	111
2019	97
2020	91
2021	72
2022 and beyond	352
Total minimum payments	850
Less: Amount representing interest	(94)
Present value of minimum payments	$756
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both December 31, 2016 and December 31, 2015, the Company had recognized obligations of $13 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the Consolidated Balance Sheets.
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
The Company's defined benefit pension plans in Germany cover substantially all of its employees. These plans are not funded and benefits are paid directly by the Company to retirees. The benefit is based on a cumulative benefit earned over the employee’s service period. Benefits vest upon five years of service and the attainment of age 25.
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
The Company also offers a defined benefit pension plan to its employees in the Netherlands. The plan has a career average formula and is funded through an insurance company. The Company's pension expense associated with contributions to these pension plans was less than $1 for the successor year ended December 31, 2016, successor period from October 25, 2014 to December 31, 2014, the predecessor period from January 1, 2014 through October 24, 2014, and for the predecessor year ended December 31, 2014.
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

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of period	$216	$184	$223	$190	$86	$—	$88	$—
Service cost	6	10	9	10	1	—	2	—
Interest cost	9	3	9	3	2	—	4	—
Actuarial (gains) losses	14	18	(21)	(1)	(1)	1	(4)	—
Foreign currency exchange rate changes	—	(3)	—	(14)	—	—	—	—
Benefits paid	(4)	(5)	(3)	(4)	(4)	—	(4)	—
Plan amendments	—	—	2	—	(31)	—	—	—
Plan curtailments	—	—	(3)	—	—	—	—	—
Plan settlements	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Benefit obligation at end of period	241	207	216	184	53	1	86	—
Change in Plan Assets
Fair value of plan assets at beginning of period	114	34	116	32	—	—	—	—
Actual return on plan assets	7	—	(4)	1	—	—	—	—
Foreign currency exchange rate changes	—	—	—	(1)	—	—	—	—
Employer contributions	5	6	5	6	4	—	4	—
Benefits paid	(4)	(5)	(3)	(4)	(4)	—	(4)	—
Plan settlements	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Fair value of plan assets at end of period	122	35	114	34	—	—	—	—
Funded status of the plan at end of period	$(119)	$(172)	$(102)	$(150)	$(53)	$(1)	$(86)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(1)	$(2)	$—	$(1)	$(3)	$—	$(4)	$—
Long-term pension and post employment benefit obligations	(118)	(170)	(102)	(149)	(50)	(1)	(82)	—
Accumulated other comprehensive (income) loss	1	(1)	1	(1)	(17)	—	—	—
Net amounts recognized	$(118)	$(173)	$(101)	$(151)	$(70)	$(1)	$(86)	$—
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial (gain) loss	$—	$—	$—	$—	$—	$—	$—	$—
Net prior service (benefit) cost	1	(1)	1	(1)	(28)	—	—	—
Deferred income taxes	—	—	—	—	11	—	—	—
Net amounts recognized	$1	$(1)	$1	$(1)	$(17)	$—	$—	$—
Accumulated benefit obligation	$227	$198	$204	$175
Accumulated benefit obligation for funded plans	(241)	(207)	(217)	(184)
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$241	$207	$216	$184
Aggregate accumulated benefit obligation	227	198	204	175
Aggregate fair value of plan assets	122	35	114	34
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$241	$207	$216	$184
Aggregate fair value of plan assets	122	35	114	34
The net unrecognized actuarial losses were eliminated and remeasured to $0 at October 24, 2014 as a result of the application of fresh start accounting (see Note 3).
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

Following are the components of net pension and postretirement expense recognized for the successor years ended December 31, 2016, December 31, 2015, successor period from October 25, 2014 through December 31, 2014; and the predecessor period from January 1, 2014 through October 24, 2014, respectively:

	Pension Benefits
	U.S. Plans
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Service cost	$6	$9	$2	$7
Interest cost on projected benefit obligation	9	9	1	7
Expected return on assets	(9)	(9)	(1)	(7)
Curtailment gain [1]	—	(3)	—	—
Recognized actuarial loss (gain) [2]	15	(8)	4	—
Amortization of net losses	—	—	—	—
Net expense	$21	$(2)	$6	$7

	Pension Benefits
	Non-U.S. Plans
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Service cost	$10	$10	$1	$6
Interest cost on projected benefit obligation	3	3	1	4
Expected return on assets	(1)	(1)	—	(1)
Recognized actuarial loss (gain) [2]	18	(1)	11	—
Amortization of net losses	—	—	—	1
Curtailment gain	—	—	—	—
Settlement loss	—	—	—	—
Net expense	$30	$11	$13	$10

(1)
The curtailment gain recognized on pension benefits during the fiscal year ended December 31, 2015 relates to the re-measurement of the pension benefit obligation in conjunction with plan provision changes for non-exempt employees not subject to a collective bargaining agreement (“impacted employees”). The Company recorded this gain in Selling, general and administrative expense in the Consolidated Statements of Operations.

(2)
The actuarial loss (gain) recognized on pension benefits during the fiscal year ended December 31, 2016, December 31, 2015 and December 31, 2014 mainly relates to the increase/decrease in projected benefit obligation due to the decrease in discount rate as a result of the annual re-measurement. The Company recorded this gain in Selling, general and administrative expense in the Consolidated Statements of Operations.

	Non-Pension Postretirement Benefits
	U.S. Plans
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Service cost	$1	$2	$—	$2
Interest cost on projected benefit obligation	2	4	1	3
Amortization of prior service benefit	(3)	—	—	—
Amortization of net gain	—	(4)	—	—
Net expense	$—	$2	$1	$5
Expense related to non-U.S. non-pension postretirement benefits was less than $1 each for the years ended December 31, 2016, December 31, 2015, successor period from October 25, 2014 through December 31, 2014; and the predecessor period from January 1, 2014 through October 24, 2014, respectively.

The following amounts were recognized in “Other comprehensive loss” during the period from January 1, 2016 through December 31, 2016:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses arising during the year	$15	$18	$(1)	$1	$14	$19
Prior service cost from plan amendments	(1)	—	(30)	—	(31)	—
Amortization of prior service (cost) benefit	—	—	3	—	3	—
Amortization of net losses	(15)	(18)	1	(1)	(14)	(19)
Gain loss recognized in other comprehensive loss	(1)	—	(27)	—	(28)	—
Deferred income taxes	—	—	11	—	11	—
Gain recognized in other comprehensive loss, net of tax	$(1)	$—	$(16)	$—	$(17)	$—

The following amounts were recognized in “Other comprehensive loss” during the period from January 1, 2015 through December 31, 2015:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service cost from plan amendments	$1	$—	$—	$—	$1	$—
Loss recognized in other comprehensive loss	1	—	—	—	1	—
Deferred income taxes	—	—	—	—	—	—
Loss recognized in other comprehensive loss, net of tax	$1	$—	$—	$—	$1	$—

The amounts in “Accumulated other comprehensive income” at December 31, 2016 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year is approximately $4.
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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.2%	1.5%	4.5%	1.9%	4.1%	11.2%	4.4%	12.6%
Rate of increase in future compensation levels	3.0%	2.9%	3.3%	2.9%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	6.8%	11.1%	6.8%	11.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	7.0%	4.5%	7.1%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2023	2024	2023	2023
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31, 2016, December 31, 2015, successor period from October 25, 2014 through December 31, 2014; and the predecessor period from January 1, 2014 through October 24, 2014, respectively:

	Pension Benefits
	U.S. Plans				Non-U.S. Plans
	Successor			Predecessor	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Discount rate	4.5%	4.2%	4.4%	5.1%	2.2%	1.9%	2.6%	2.8%
Rate of increase in future compensation levels	3.3%	3.3%	3.5%	3.5%	3.1%	2.9%	2.9%	2.6%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	7.5%	2.4%	1.9%	2.1%	2.3%

Non-Pension Postretirement Benefits
	U.S. Plans				Non-U.S. Plans
	Successor			Predecessor	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Discount rate	4.4%	4.1%	4.2%	4.8%	12.6%	11.3%	12.0%	12.2%
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for U.S. non-pension postretirement benefits by $1 and service cost and interest cost by a negligible amount. The impact on non-U.S. plans is negligible.
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

	Actual		Target
	2016	2015
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	53%	52%	59%
Debt securities	47%	48%	41%
Cash, short-term investments and other	—%	—%	—%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	25%	27%	22%
Debt securities	20%	20%	19%
Cash, short-term investments and other	55%	53%	59%
Total	100%	100%	100%
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	2016				2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)	$—	$30	$—	$30	$—	$33	$—	$33
Small/mid cap equity funds(a)	—	10	—	10	—	4	—	4
Other international equity(a)	—	24	—	24	—	21	—	21
Debt securities/fixed income(b)	—	58	—	58	—	56	—	56
Total	$—	$122	$—	$122	$—	$114	$—	$114
The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	2016				2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$15	$—	$15	$—	$15	$—	$15
Debt securities/fixed income(b)	—	14	—	14	—	14	—	14
Pooled insurance products with fixed income guarantee(a)	—	5	—	5	—	4	—	4
Cash, money market and other(c)	—	1	—	1	—	1	—	1
Total	$—	$35	$—	$35	$—	$34	$—	$34

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

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

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $21 to its defined benefit pension plans in 2017.
Estimated future plan benefit payments as of December 31, 2016 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2017	$5	$4	$3	$—
2018	6	5	3	—
2019	7	5	3	—
2020	8	6	3	—
2021	10	6	3	—
2022-2026	66	35	15	—
16. Segment and Geographic Information
The Company’s segments are based on the products that the Company offers and the markets that it serves. At December 31, 2016, the Company’s had two reportable segments: Silicones and Quartz.

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

In 2015, we redefined our internal reporting structure and now allocate additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the segments, such as certain shared service and administrative functions. Segment EBITDA for all periods presented was retrospectively revised to conform with the current presentation.
Net Sales(1):

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Silicones	$2,061	$2,112	$431	$1,866
Quartz	172	177	34	145
Total	$2,233	$2,289	$465	$2,011

Segment EBITDA:

	MPM HOLDINGS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Silicones(2)	$257	$201	$44	$213
Quartz	20	27	6	17
Corporate	(39)	(34)	(4)	(38)
Total	$238	$194	$46	$192

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Silicones(2)	$257	$201	$44	$213
Quartz	20	27	6	17
Corporate	(37)	(33)	(4)	(38)
Total	$240	$195	$46	$192

Depreciation and Amortization:

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Silicones	$156	$127	$18	$127
Quartz	29	26	4	20
Total	$185	$153	$22	$147
Capital Expenditures:

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Silicones	$109	$96	$20	$52
Quartz	14	15	4	10
Total	$123	$111	$24	$62
Total Assets as of December 31(3):

	2016	2015
Silicones	$2,324	$2,364
Quartz	273	290
Corporate	9	9
Total	$2,606	$2,663

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Silicones segment’s Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $1, $2, $0, and $3 for the years ended December 31, 2016, December 31, 2015, successor period from October 25, 2014 through December 31, 2014 and predecessor period from January 1, 2014 through October 24, 2014, respectively.

(3)
Cash and cash equivalents that were originated by the Silicones and Quartz operating segments are included within the total assets of Silicones and Quartz, respectively. Deferred income tax assets are included within Corporate as reconciling amounts to the Company's total assets as presented on the Consolidated Balance Sheets.

Reconciliation of Net (Loss) Income to Segment EBITDA:

	MPM HOLDINGS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net (loss) income	$(163)	$(83)	$(60)	$1,685
Interest expense, net	76	79	15	162
Income tax expense	18	13	—	36
Depreciation and amortization	185	153	22	147
Gain on extinguishment and exchange of debt	(9)	(7)	—	—
EBITDA	$107	$155	$(23)	$2,030

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$26	$15	$46	$114
Unrealized gains (losses) on pension and postretirement benefits	33	(16)	15	—
Restructuring and other costs	70	32	5	20
Reorganization items, net	2	8	3	(1,972)
Total adjustments	131	39	69	(1,838)
Segment EBITDA	$238	$194	$46	$192

Segment EBITDA:
Silicones	257	201	44	213
Quartz	20	27	6	17
Corporate	(39)	(34)	(4)	(38)
Total	$238	$194	$46	$192

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net (loss) income	$(161)	$(82)	$(60)	$1,685
Interest expense, net	76	79	15	162
Income tax expense	18	13	—	36
Depreciation and amortization	185	153	22	147
Gain on extinguishment and exchange of debt	(9)	(7)	—	—
EBITDA	$109	$156	$(23)	$2,030

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$26	$15	$46	$114
Unrealized gains (losses) on pension and postretirement benefits	33	(16)	15	—
Restructuring and other costs	70	32	5	20
Reorganization items, net	2	8	3	(1,972)
Total adjustments	131	39	69	(1,838)
Segment EBITDA	$240	$195	$46	$192

Segment EBITDA:
Silicones	257	201	44	213
Quartz	20	27	6	17
Corporate	(37)	(33)	(4)	(38)
Total	$240	$195	$46	$192

 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the years ended December 31, 2016 and December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, these charges primarily represented net realized and unrealized foreign currency transaction losses and losses on the disposal and impairment of certain assets. For the years ended December 31, 2016 and December 31, 2015, these charges also include stock based compensation expenses.
Unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the re-measurement of our pension and postretirement benefit obligations, which after the Effective Date, are recognized in the Consolidated Statements of Operations, and were driven by a decrease in discount rates, other demographic assumptions and asset performance. Restructuring and other costs for all periods primarily included expenses from our restructuring and cost optimization programs. For the year ended December 31, 2016, these amounts also included costs arising from the union strikes inclusive of unfavorable manufacturing variances at our Waterford, NY and Willoughby, OH facilities, costs due to a fire at our Leverkusen, Germany facility, and recovery of Italian tax claims from GE. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts also included costs associated with restructuring the Company’s capital structure incurred prior to the Bankruptcy Filing, and were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing. For the successor years ended December 31, 2016 and December 31, 2015, successor period from October 25, 2014 through December 31 2014, these amounts were primarily related to certain professional fees. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts included certain professional fees, the BCA Commitment Premium and financing fees related to our DIP Facilities, as well as the impact of the Reorganization Adjustments and the Fresh Start Adjustments (see Note 3).
Geographic Information:
The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangible assets, net of accumulated amortization and goodwill.

Net Sales(1):

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
United States	$741	$771	$187	$617
Germany	620	636	105	629
China	208	302	37	174
Japan	273	184	67	254
Other International	391	396	69	337
Total	$2,233	$2,289	$465	$2,011

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets as of December 31:

	2016	2015
United States	$765	$777
Germany	203	232
China	157	178
Japan	322	321
Other International	162	166
Total	$1,609	$1,674
17. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014 :

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2014	$1	$(29)	$(28)
Other comprehensive (loss) income before reclassifications, net of tax	(1)	(63)	(64)
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	—	—	—
Net other comprehensive loss	(1)	(63)	(64)
Balance at December 31, 2015	$—	$(92)	$(92)
Other comprehensive (income) loss before reclassifications, net of tax	20	(1)	19
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax (1)	(3)	—	(3)
Net other comprehensive income (loss)	17	(1)	16
Balance at December 31, 2016	$17	$(93)	$(76)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the fiscal year ended December 31, 2016 represents the recognition of net prior service benefit following certain plan provision changes, reduced by amortization of net prior service benefit during fiscal year ended December 31, 2016 (see Note 15).

	Amount Reclassified From Accumulated Other Comprehensive Income
	Successor			Predecessor
Amortization of defined benefit pension and other postretirement benefit items:	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Location of Reclassified Amount in Income
Prior service costs	$4	$—	$1		(1)
Actuarial losses	—	—	—		(1)
Total before income tax	4	—	1	—
Income tax benefit	(1)	—	—		Income tax expense
Total	$3	$—	$1	$—

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 15).
18. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Momentive for the years ended December 31, 2016, December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014:

	Successor			Predecessor
(in millions, except share data)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net loss	$(163)	$(83)	$(60)	$1,685
Weighted average common shares—basic	48,050,048	48,015,685	47,989,000	100
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares outstanding—diluted	48,050,048	48,015,685	47,989,000	100
Net loss per share—basic	$(3.39)	$(1.73)	$(1)	$16,850,000
Net income loss per share—diluted	$(3.39)	$(1.73)	$(1)	$16,850,000
Potentially dilutive employee share-based awards, excluded	—	181,869	—	—
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
Due to the net loss recognized for the fiscal year ended December 31, 2015, there is no effect for potentially dilutive 181,869 shares.

19. Guarantor/Non-Guarantor Subsidiary Financial Information
As of December 31, 2016, MPM had outstanding $1,100 in aggregate principal amount of the First Lien Notes and $202 in aggregate principal amount of the Second Lien Notes. The notes are fully and unconditionally guaranteed on a senior secured basis by each of MPM’s existing U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2016 and 2015, the Condensed Consolidated Statements of Operations for the fiscal years ended December 31, 2016, 2015 and 2014 and Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, 2015 and 2014 of (i) MPM (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of MPM except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, the ABL Facility is secured by, among other things, most of the assets of the Parent, the guarantor subsidiaries and certain non-guarantor subsidiaries, subject to certain exceptions and permitted liens. There are no significant restrictions on the ability of Parent to obtain funds from its domestic subsidiaries by dividend or loan. The indentures governing the First Lien Notes and the Second Lien Notes contain covenants that, among other things, limit MPM’s ability and the ability of certain of the Company’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to MPM’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of MPM’s subsidiaries to pay dividends or to make other payments to us; (viii) enter into transactions with MPM’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of the MPM’s assets; and (x) transfer or sell assets.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$39	$1	$188	$—	$228
Accounts receivable	—	77	203	—	280
Due from affiliates	—	86	41	(127)	—
Inventories:
Raw materials	—	71	48	—	119
Finished and in-process goods	—	118	153	—	271
Other current assets	—	16	34		50
Total current assets	39	369	667	(127)	948
Investment in unconsolidated entities	1,556	257	20	(1,813)	20
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	1	19	—	20
Intercompany loans receivable	264	927	51	(1,242)	—
Property and equipment, net	—	526	549	—	1,075
Goodwill	—	105	106	—	211
Other intangible assets, net	—	136	187	—	323
Total assets	$1,859	$2,321	1,608	$(3,182)	$2,606
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$—	$64	$174	$—	$238
Due to affiliates	—	41	86	(127)	—
Debt payable within one year	—	—	36	—	36
Interest payable	11	—	—	—	11
Income taxes payable	—	—	8	—	8
Accrued payroll and incentive compensation	—	35	26	—	61
Other current liabilities	—	41	81	—	122
Total current liabilities	11	181	411	(127)	476
Long-term liabilities:
Long-term debt	1,167	—	—	—	1,167
Intercompany loans payable	197	401	644	(1,242)	—
Pension liabilities	—	168	173	—	341
Deferred income taxes	—	—	66	—	66
Other long-term liabilities	—	15	57	—	72
Total liabilities	1,375	765	1,351	(1,369)	2,122
Total equity (deficit)	484	1,556	257	(1,813)	484
Total liabilities and (deficit) equity	$1,859	$2,321	$1,608	$(3,182)	$2,606

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$57	$2	$162	$—	$221
Accounts receivable	—	81	211	—	292
Due from affiliates	—	59	24	(83)	—
Inventories:
Raw materials	—	67	76	—	143
Finished and in-process goods	—	111	127	—	238
Other current assets	—	16	32		48
Total current assets	57	336	632	(83)	942
Investment in unconsolidated entities	1,675	325	19	(2,000)	19
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	2	17	—	19
Intercompany loans receivable	131	1,048	50	(1,229)	—
Property and equipment, net	—	525	582	—	1,107
Goodwill	—	105	106	—	211
Other intangible assets, net	—	149	207	—	356
Total assets	$1,863	$2,490	1,622	$(3,312)	$2,663
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$—	$63	$160	$—	$223
Due to affiliates	—	23	60	(83)	—
Debt payable within one year	3	—	33	—	36
Interest payable	10	—	1	—	11
Income taxes payable	—	—	5	—	5
Accrued payroll and incentive compensation	—	25	18	—	43
Other current liabilities	—	37	46	—	83
Total current liabilities	13	148	323	(83)	401
Long-term liabilities:
Long-term debt	1,169	—	—	—	1,169
Intercompany loans payable	55	468	706	(1,229)	—
Pension liabilities	—	185	148	—	333
Deferred income taxes	—	—	70	—	70
Other long-term liabilities	—	14	50	—	64
Total liabilities	1,237	815	1,297	(1,312)	2,037
Total equity (deficit)	626	1,675	325	(2,000)	626
Total liabilities and (deficit) equity	$1,863	$2,490	$1,622	$(3,312)	$2,663

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,047	$1,775	$(589)	$2,233
Cost of sales	—	913	1,521	(589)	1,845
Gross profit	—	134	254	—	388
Selling, general and administrative expense	1	183	161	—	345
Research and development expense	—	39	25	—	64
Restructuring and other costs	—	10	32	—	42
Other operating expense (income)	—	3	16	—	19
Operating loss	(1)	(101)	20	—	(82)
Interest expense (income), net	72	(44)	48	—	76
Other non-operating expense, net	(8)	1	—	—	(7)
Gain on extinguishment of debt (see Note 10)	(9)	—	—	—	(9)
Reorganization items, net	—	2	—	—	2
Loss before income taxes and (losses) earnings from unconsolidated entities	(56)	(60)	(28)	—	(144)
Income tax (benefit) expense	—	(10)	28	—	18
Loss before losses from unconsolidated entities	(56)	(50)	(56)	—	(162)
(Loss) income from unconsolidated entities, net of taxes	(105)	(55)	1	160	1
Net (loss) income	$(161)	$(105)	$(55)	$160	$(161)
Comprehensive loss	$(145)	$(88)	$(49)	$137	$(145)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,062	$1,783	$(556)	$2,289
Cost of sales	—	927	1,523	(556)	1,894
Gross profit	—	135	260	—	395
Selling, general and administrative expense	—	137	147	—	284
Research and development expense	—	41	24	—	65
Restructuring and other costs	—	26	6	—	32
Other operating expense (income)	(2)	2	2	—	2
Operating loss	2	(71)	81	—	12
Interest expense (income), net	77	(59)	61	—	79
Other non-operating expense, net	—	(1)	4	—	3
Gain on extinguishment of debt (see Note 10)	(7)	—	—	—	(7)
Reorganization items, net	—	8	—	—	8
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(68)	(19)	16	—	(71)
Income tax (benefit) expense	—	1	12	—	13
(Loss) income before losses from unconsolidated entities	(68)	(20)	4	—	(84)
Losses from unconsolidated entities, net of taxes	(14)	6	2	8	2
Net (loss) income	$(82)	$(14)	$6	$8	$(82)
Comprehensive loss	$(146)	$(79)	$(14)	$93	$(146)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SUCCESSOR PERIOD FROM OCTOBER 25, 2014 THROUGH DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$200	$357	$(92)	$465
Cost of sales	—	168	326	(92)	402
Gross profit	—	32	31	—	63
Selling, general and administrative expense	14	28	38	—	80
Research and development expense	—	8	5	—	13
Restructuring and other costs	2	3	—	—	5
Other operating expense (income)	—	1	(2)	—	(1)
Operating loss	(16)	(8)	(10)	—	(34)
Interest expense (income), net	15	(18)	18	—	15
Other non-operating expense, net	—	—	8	—	8
Reorganization items, net	—	3	—	—	3
(Loss) income before income taxes and losses from unconsolidated entities	(31)	7	(36)	—	(60)
Income tax (benefit) expense	(8)	—	8	—	—
(Loss) income before losses from unconsolidated entities	(23)	7	(44)	—	(60)
Losses from unconsolidated entities, net of taxes	(37)	(44)	—	81	—
Net loss	$(60)	$(37)	$(44)	$81	$(60)
Comprehensive loss	$(88)	$(65)	$(56)	$121	$(88)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
PREDECESSOR PERIOD FROM JANUARY 1, 2014 THROUGH OCTOBER 24, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$927	$1,589	$(505)	$2,011
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	671	1,273	(505)	1,439
Selling, general and administrative expense	33	230	171	—	434
Depreciation and amortization expense	—	55	92	—	147
Research and development expense	—	39	24	—	63
Restructuring and other costs	5	15	—	—	20
Operating (loss) income	(38)	(83)	29	—	(92)
Interest expense (income), net	155	(100)	107	—	162
Reorganization items, net	(1,688)	(173)	(111)	—	(1,972)
Income before income taxes and earnings from unconsolidated entities	1,495	190	33	—	1,718
Income tax expense	8	2	26	—	36
Income before earnings from unconsolidated entities	1,487	188	7	—	1,682
Earnings from unconsolidated entities, net of taxes	198	10	3	(208)	3
Net income	$1,685	$198	$10	$(208)	$1,685
Comprehensive income (loss)	$1,483	$(4)	$(147)	$151	$1,483

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$63	$61	$112		$(92)	$144
Cash flows used in investing activities:
Capital expenditures	—	(56)	(59)		—	(115)
Capitalized interest	—	—	(2)		—	(2)
Purchases of intangible assets	—	(2)	—		—	(2)
Proceeds from sale of assets	—	1	—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	60	—		(60)	—
	—	3	(61)		(60)	(118)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	(3)	—	3		—	—
Repayments of long-term debt	(16)	—	—		—	(16)
Net intercompany loan borrowings (repayments)	(61)	(1)	62		—	—
Intercompany dividend	—	(64)	(28)		92	—
Common stock dividends paid	(1)	—	—		—	(1)
Return of capital to parent from sales of accounts receivable	—	—	(60)	(a)	60	—
	(81)	(65)	(23)		152	(17)
Increase (decrease) in cash and cash equivalents	(18)	(1)	28		—	9
Effect of exchange rate changes on cash	—	—	(2)		—	(2)
Cash and cash equivalents (unrestricted), beginning of period	57	2	158		—	217
Cash and cash equivalents (unrestricted), end of period	$39	$1	$184		$—	$224

(a)
During the fiscal year ended December 31, 2016, Momentive Performance Materials USA LLC contributed receivables of $60 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the fiscal year ended December 31, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(33)	$52		$218		$(108)	$129
Cash flows used in investing activities:
Capital expenditures	—	(54)		(60)		—	(114)
Capitalized interest	—	—		(1)		—	(1)
Purchases of intangible assets	—	(2)		(1)		—	(3)
Change in restricted cash	—	—		—		—	—
Proceeds from sale of assets	—	1		1		—	2
Investment in unconsolidated affiliate	—	—		—		—	—
Capital contribution to subsidiary	—	—		—		—	—
Return of capital from subsidiary from sales of accounts receivable	—	48	(a)	—		(48)	—
	—	(7)		(61)		(48)	(116)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	(1)	—		—		—	(1)
Borrowings of long-term debt	—	—		—		—	—
Repayments of long-term debt	(10)	—		—		—	(10)
Net intercompany loan borrowings (repayments)	23	49		(72)		—	—
Proceeds from capital contributions	—	—		—		—	—
Long-term debt financing fees	—	—		—		—	—
Intercompany dividend	—	(101)		(7)		108	—
Return of capital to parent from sales of accounts receivable	—	—		(48)	(a)	48	—
	12	(52)		(127)		156	(11)
Increase (decrease) in cash and cash equivalents	(21)	(7)		30		—	2
Effect of exchange rate changes on cash	—	—		(8)		—	(8)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$57	$2		$158		$—	$217
Supplemental disclosures of cash flow information
Non-cash financing activity:
Intercompany loan capitalizations	$—	$(602)		$602		$—	$—

(a)
During the fiscal year ended December 31, 2015, Momentive Performance Materials USA LLC contributed receivables of $48 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the fiscal year ended December 31, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

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

(a)
During the successor period from October 25, 2014 through December 31, 2014, Momentive Performance Materials USA LLC contributed receivables of $8 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the successor period from October 25, 2014 through December 31, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

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

20. Subsequent Events
Between the beginning of November 2016 and the middle of February 2017, approximately 600 workers at our Waterford, NY facility were on strike in response to not reaching agreement on the terms for a new contract after the previous contract expired in June 2016. The new contract involving the Local 81359 and Local 81380 unions in our Waterford, NY site and the Local 84707 union in our Willoughby, OH site was ratified by union membership in February 2017 and is effective until June 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MPM Holdings Inc.

In our opinion, the accompanying consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the period from January 1, 2014 through October 24, 2014 of MPM Holdings Inc. and its subsidiaries (Predecessor), present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2014 through October 24, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio

April 14, 2015, except for the change in the composition of reportable segments disclosed in Note 16, as to which the date is June 17, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MPM Holdings Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows present fairly, in all material respects, the financial position of MPM Holdings Inc. and its subsidiaries (Successor) at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015 and for the period from October 25, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan on September 11, 2014. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before April 13, 2014 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 24, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of October 24, 2014.

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
Stamford, Connecticut

March 10, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Momentive Performance Materials Inc.

In our opinion, the accompanying consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the period from January 1, 2014 through October 24, 2014 of Momentive Performance Materials Inc. and its subsidiaries (Predecessor), present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2014 through October 24, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio

March 30, 2015, except for the change in the composition of reportable segments disclosed in Note 16, as to which the date is June 17, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Momentive Performance Materials Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and its subsidiaries (Successor) at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015 and for the period from October 25, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan on September 11, 2014. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before April 13, 2014 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 24, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of October 24, 2014.

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut

March 10, 2017

Schedule I – Condensed Parent Company Financial Statements

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY BALANCE SHEETS

(In millions)	December 31, 2016	December 31, 2015
Assets
Investment in subsidiaries	484	626
Total assets	$484	$626
Liabilities and Equity (Deficit)
Current liabilities:
Other current liabilities	1	—
Total current liabilities	1	—
Long-term liabilities:
Other long-term liabilities	1	—
Total liabilities	2	—
Total equity (deficit)	482	626
Total liabilities and equity (deficit)	$484	$626

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	Successor			Predecessor
(In millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit		—	—	—
Selling, general and administrative expense	2	1	—	33
Restructuring and other costs		—	—	5
Operating loss	(2)	(1)	—	(38)
Interest expense, net	—	—	—	155
Other non-operating expense, net	—	—	—	—
Loss on extinguishment and exchange of debt	—	—	—	—
Reorganization items, net	—	—	—	(1,688)
Income (loss) before income taxes and equity (losses) earnings from unconsolidated subsidiaries	(2)	(1)	—	1,495
Income tax expense		—	—	8
Income (loss) before equity (losses) earnings of unconsolidated subsidiaries	(2)	(1)	—	1,487
Equity (losses) earnings of unconsolidated subsidiaries, net of tax	(161)	(82)	(60)	198
Net (loss) income	$(163)	$(83)	$(60)	$1,685
Comprehensive (loss) income	$(147)	$(147)	$(88)	$1,483

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Cash flows used in operating activities	$(1)	$(1)	$—	$(258)
Cash flows used in investing activities:
Dividend from MPM	1	—	—	—
Cash flows used in investing activities	1	—	—	—
Cash flows provided by financing activities:
Net short-term debt borrowings	—	—	—	4
Common stock issuance proceeds	—	1	—	600
DIP Facility financing fees	—	—	—	(19)
Net intercompany loan repayments	—	—	—	(258)
	—	1	—	327
Increase (decrease) in cash and cash equivalents	—	—	—	69
Cash and cash equivalents at beginning of period	—	—	—	2
Cash and cash equivalents at end of period	$—	$—	$—	$71

Schedule II - Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (1)	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
Successor
Year Ended December 31, 2016	$419	$70	$(5)	$484
Year Ended December 31, 2015	$309	$125	$(15)	$419
Period from October 25, 2014 through December 31, 2014	$270	$52	$(13)	$309
Predecessor
Period from January 1, 2014 through October 24, 2014	$972	$127	$(829)	$270

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2016.
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
We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO”). Based on our assessment, we have concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our 2016 financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting as of December 31, 2016, which is included herein.
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

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

The Blackstone Group L.P. (“Blackstone”) may have been deemed an “affiliate” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) of the Company during the year ended December 31, 2016. Blackstone has indicated in its public filings that it may also have been considered an affiliate of NCR Corporation (“NCR”) and Travelport Worldwide Limited (“Travelport”).

The Company hereby incorporates by reference (i) Item 4 of Part II of our Quarterly Report on Form 10-Q filed on May 10, 2016, which includes disclosures publicly filed by NCR and Travelport, and (ii) Item 4 of Part II of our Quarterly Report on Form 10-Q filed on August 9, 2016, which includes disclosures publicly filed by NCR and Travelport.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The supervision of our management and the general course of both Momentive and MPM’s affairs and business operations is entrusted to the board of directors (the “Board”). Set forth below are the names, ages and current positions of our executive officers of Momentive and MPM and the members of the Board as of March 10, 2017.

Name	Age	Title
John G. Boss	57	Chief Executive Officer and President and Director
Erick R. Asmussen	50	Senior Vice President and Chief Financial Officer
John D. Moran	59	Senior Vice President, General Counsel and Secretary
Mahesh Balakrishnan	33	Director
Bradley J. Bell	64	Director and Chairman of the Board
Theodore H. Butz	58	Director
John D. Dionne	53	Director
Samuel Feinstein	33	Director
Robert Kalsow-Ramos	31	Director
Scott M. Kleinman	44	Director
Julian Markby	65	Director
Jeffrey M. Nodland	61	Director
Marvin O. Schlanger	68	Director
John G. Boss was appointed Chief Executive Officer and President of Momentive and MPM on December 15, 2014, having served as a director and Interim President and Chief Executive Officer since October 24, 2014, pursuant to the Plan. He joined the Company as Executive Vice President and President of the Silicones and Quartz Division in March 2014. Mr. Boss was the former President of Honeywell Safety Products at Honeywell International from February 2012 to March 2014. He served in various leadership positions with Honeywell International since 2003, including Vice President and General Manager of Specialty Products from 2008 through 2012 and Vice President and General Manager of Specialty Chemicals from 2005 through 2008. Before joining Honeywell International, Mr. Boss was Vice President and General Manager of the Specialty and Fine Chemicals business of Great Lakes Chemical Corporation from 2000 through 2003, and Vice President and Business Director at Ashland Corporation (formerly International Specialty Products) from 1996 through 2000. Mr. Boss’ position as President and Chief Executive Officer, his extensive management experience and skills in business leadership qualify him to serve as a director of Momentive.
Erick R. Asmussen was appointed Chief Financial Officer and Senior Vice President of Momentive and MPM on May 26, 2015 and a director of MPM on August 28, 2015. Prior to joining Momentive, Mr. Asmussen served as Vice President and Chief Financial Officer of GrafTech International, Ltd. (NYSE:GTI) from September 2013 to May 2015. Mr. Asmussen joined GrafTech in 1999 as the Tax Director. He has also served as GrafTech’s Worldwide Controller and Tax Director from December 1999 to August 2002, Treasurer and Director of Finance from September 2002 to April 2005 and Vice President of Strategy, Planning and Corporate Development from May 2005 to August 2013. Prior to GrafTech, Mr. Asmussen worked in various financial positions with Corning Incorporated, AT&T Corporation and Arthur Anderson LLP. Mr. Asmussen’s position with the Company, his management experience and skills in financial leadership qualify him to serve as a director of Momentive.

John D. Moran was appointed Senior Vice President, General Counsel and Secretary for Momentive and MPM and a director of MPM on September 21, 2015. Prior to joining Momentive, Mr. Moran served as General Counsel, Vice President and Secretary of GrafTech International, Ltd. since April 2009, where his primary responsibilities included corporate governance, regulatory compliance, commercial and transactional matters and oversight of the legal and corporate secretary functions. Mr. Moran joined GrafTech in May 2006 as Deputy General Counsel and previously held senior legal positions at Corrpro Companies, Inc. and Sealy Corporation. Mr. Moran’s position with the Company and his business and legal experience qualify him to serve as a director of Momentive.

Mahesh Balakrishnan was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. Mr. Balakrishnan is a Managing Director in Oaktree’s Opportunities Funds. He joined Oaktree in 2007 and has been focused on investing in the chemicals, energy, financial institutions, real estate and shipping sectors. Mr. Balakrishnan has worked with a number of Oaktree’s portfolio companies and currently serves on the board of Star Bulk Carriers Corp. Within the past five years, he also served on the board of STORE Capital Corp. (specialty REIT). He has been active on a number of creditors’ committees, including ad hoc committees, during in the Lehman Brothers and LyondellBasell restructurings. Prior to Oaktree, Mr. Balakrishnan spent two years as an analyst in the Financial Sponsors & Leveraged Finance group at UBS Investment Bank. He is a member of the Compensation Committee of the Board of Directors of Momentive. Mr. Balakrishnan serves as a director of Momentive at the discretion of certain investment funds managed by Oaktree Capital Management, which funds hold a substantial equity interest in Momentive.

Bradley J. Bell was appointed a director of Momentive on October 24, 2014, pursuant to the Plan, and as Chairman of the Board on December 15, 2014. Mr. Bell also has served on the Board of Directors of Chemours Corporation since July 2015, chairing the Audit Committee, and of Hennessy Capital Acquisition Corp. II since July 2015 where he chairs the Audit Committee and is a member of the Nominating & Corporate Governance and Compensation Committees. During the past five years, Mr. Bell served on the Boards of Directors of IDEX Corporation from 2001 to 2015, Compass Minerals Corporation from 2003 to 2015, and Hennessy Capital Acquisition Corp. from 2014 to 2015. Mr. Bell was Executive Vice President and Chief Financial Officer at Nalco Holding Co. (formerly known as Nalco Chemical Co.) from November 2003 to September 2010. He also served as a Senior Vice President and Chief Financial Officer of Rohm & Haas Co. from 1997 to May 2003. He is a member and Chairman of both the Compensation Committee and the Nominating and Governance Committee of the Board of Directors of Momentive. In light of Mr. Bell’s extensive finance and business experience and over 20 years’ experience of serving on Boards of Directors of publicly traded companies, we believe it is appropriate for Mr. Bell to serve as a director of Momentive.

Theodore H. Butz was appointed a director of Momentive on August 4, 2016. Mr. Butz brings over 30 years of experience in building specialty chemicals businesses. He is an advisory Board SENSORYGEN Inc., an early stage biochemical start up with pioneering technologies in the use of computational neurobiology to discover and develop small molecules that modify smell and taste behavior in humans and insects. From 2011 through 2016, Mr. Butz was President and Chief Executive Officer of Pinova Holdings, Inc., a leading supplier of essential natural and renewable materials for fragrance, food and specialty industrial applications. Prior to Pinova, Mr. Butz was Group President for the Specialty Chemicals business at FMC Corporation. During his tenure at FMC, Mr. Butz held a variety of domestic and international leadership positions serving diverse markets and had responsibility for corporate-wide strategy and development activities, as well as corporate health and safety functions. From 2008 to 2010, Mr Butz was also a Board Member of Aventine Renewable Energy, the second largest publicly traded ethanol supplier. Mr. Butz holds an M.B.A. from the University of San Francisco and a B.S. in Finance from Arizona State University. He is a member of the Environment, Health and Safety Committee of the Board of Directors of Momentive. In light of Mr. Butz’s extensive finance and business experience, we believe it is appropriate for Mr. Butz to serve as a director of Momentive.

John D. Dionne was appointed as a director of Momentive on October 24, 2014, pursuant to the Plan. He is a Senior Adviser of the Blackstone Group and a lecturer in the Finance Unit at the Harvard Business School. Until he retired from his position as a Senior Managing Director at Blackstone in 2013, Mr. Dionne was Global Head of its Private Equity Business Development and Investor Relations Groups and also served as a member of Blackstone’s Private Equity Investment and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Founder and Chief Investment Officer of the Blackstone Distressed Securities Fund, the firm’s initial entry into the single-manager hedge fund business, with peak assets under management of over $2 billion. During this period, he also served on the Investment Committees of Blackstone’s GSO and Kalix investment businesses. Before joining Blackstone, Mr. Dionne was for several years a Partner and Portfolio Manager for Bennett Restructuring Funds, a multi-billion dollar hedge fund specializing in financially troubled companies, during which time he also served on several official and ad-hoc creditor committees. He is a Chartered Financial Analyst and Certified Public Accountant (inactive). Mr. Dionne also serves on the Board of Directors of Pelmorex Media Inc. since September 2013, and on the Board of Directors and the Audit Committee of Cengage Learning, Inc. since April 2014. He is a member of the Audit Committee and the Nominating and Governance of the Board of Directors of Momentive. Mr. Dionne’s extensive finance and business experience qualifies him to serve as a director of Momentive.

Samuel Feinstein was elected a director of the Company on November 3, 2016. He has been an investment professional in Apollo’s private equity business since 2007 and was previously a member of the Investment Banking Group at Morgan Stanley from September 2005 to May 2007. Mr. Feinstein currently serves on the board of CEVA Holdings LLC, Vectra Corp., OMG Energy Holdings, Inc., and Pinnacle Agriculture Holdings, LLC. Within the past five years, he has served on the board of directors of Taminco Corporation. Mr. Feinstein graduated from the University of California, Los Angeles with a B.A. in Business Economics. In light of our ownership structure and his extensive finance and business experience, we believe it is appropriate for Mr. Feinstein to serve as a director of Momentive.

Robert Kalsow-Ramos was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. Mr. Kalsow-Ramos is a Principal in Apollo Global Management’s Private Equity Group, where he has worked since 2010. Prior to joining Apollo, Mr. Kalsow-Ramos was a member of the Transportation Investment Banking Group at Morgan Stanley from 2008 to 2010. He also serves on the Board of Directors of Hexion Holdings, which is affiliated with Apollo. Within the past five years, Mr. Kalsow-Ramos was a member of Noranda Aluminum Holding Corporation Board of Directors. He is a member of the Audit Committee and the Compensation Committee of the Board of Directors of Momentive. Mr. Kalsow-Ramos’ position with Apollo and his extensive finance and business experience, which gives him insights into strategic and financial matters, qualifies him to serve as a director of Momentive.

Scott M. Kleinman was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. He served as a director of the Company from October 1, 2010 to October 24, 2014. Mr. Kleinman is the Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following companies affiliated with Apollo: Hexion Holdings, CH2M Hill Companies, Ltd., Vectra Corp., Verso Corporation, and Constellis Holdings, LLC. Within the past five years, Mr. Kleinman was also a director of Verso Corporation, Noranda Aluminum Holding Corporation, Realogy Holdings Corp., , LyondellBasell Industries N.V., and Taminco Corporation. He is a member of the Nominating and Governance Committee of the Board of Directors of Momentive. In light of our ownership structure and Mr. Kleinman’s position with Apollo, and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of Momentive.

Julian Markby was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. He served as a director of the Company from April 2013 to October 2014. Mr. Markby has been an independent financial consultant and corporate director since 2005. Previously, Mr. Markby was an investment banker for over 25 years, most recently at Wasserstein Perella and Dresdner Kleinwort Wasserstein for over 8 years. He is also a member of the Board and Chair of the Audit Committee of Thiele Kaolin Company, a director and Chair of the Audit Committee of Siguler Guff Small Business Credit Opportunities Fund, Inc., and Board Observer and the Voting Proxy for JPMorgan’s interest in Ligado Networks. Within the past five years, Mr. Markby also served as a director of TwentyEighty, Inc., SP Fiber Holdings, Inc.,

Altegrity, Inc., and NewPage Corporation. He is Chair of the Audit Committee of the Board of Directors of Momentive. Mr. Markby’s extensive finance and business experience qualifies him to serve as a director of Momentive.

Jeffrey M. Nodland was appointed a director of Momentive on December 7, 2015. He has an extensive track record of executive leadership within the specialty chemicals, industrial manufacturing and consumer products sectors. He currently serves as President and Chief Executive Officer of KIK Custom Products, a manufacturer of both national and retailer brand consumer products throughout North America and a leader in manufacturing of chemicals for the pool and spa markets. Mr. Nodland previously served as President of Hexion Specialty Chemicals Inc.’s Coatings & Inks Division from 2005 to May 2006, and President and Chief Operating Officer of Resolution Specialty Materials from 2004 to 2005. In addition, Mr. Nodland served as President and Chief Operating Officer of Resolution Performance Products from 2001 to 2004, CEO and President of McWhorter Technologies from 1999 to 2001and held several management roles for The Valspar Corporation from 1977 to 1991. Mr. Nodland serves as a member of the Board of Directors of California Products Corporation and previously served on the Board of Directors of TPC Group. He is a member of the Environment, Health and Safety Committee of the Board of Directors of Momentive. In light of Mr. Nodland’s extensive finance and business experience, we believe it is appropriate for Mr. Nodland to serve as a director of Momentive.

Marvin O. Schlanger was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. in May 2005. Mr. Schlanger is also a director and the Chairman of the Board of CEVA Group Plc, and a director of UGI Corporation, UGI Utilities Inc., Amerigas Partners, LP, Vectra Corporation, and Hexion Holdings, LLC. Mr. Schlanger was formerly Chairman of the Supervisory Board of LyondellBasell Industries N.V. and Chairman of Covalence Specialty Materials Corp. He also serves on the Board of WHYY public television in the Philadelphia region. He is Chair of the Environment, Health and Safety Committee of the Board of Directors of Momentive. Mr. Schlanger’s extensive finance and business experience qualifies him to serve as a director of Momentive.

Committees of the Board of Directors

Audit Committee

Our audit committee consists of Messrs. Dionne, Markby and Kalsow-Ramos, with Mr. Markby serving as its chairman. Each of Messrs. New, Markby and Kalsow-Ramos qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K. Mr. Markby meets the independence and the experience requirements of the federal securities laws.

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

The audit committee has the authority to retain counsel and advisers to fulfill its responsibilities and duties.

Compensation Committee

Our compensation committee consists of Messrs. Balakrishnan, Kalsow-Ramos and Bell, with Mr. Bell serving as its chairman.

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

Nominating and Governance Committee

Our nominating and governance committee consists of Messrs. Bell, Dionne and Kleinman, with Mr. Bell serving as its chairman.

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

Environment, Health and Safety Committee

Our environment, health and safety committee consists of Messrs. Butz, Nodland and Schlanger, with Mr. Schlanger serving as its chairman.

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

Code of Ethics
We have adopted a Code of Conduct that applies to our directors, officers and employees. These standards are designed to deter wrongdoing and to promote the honest and ethical conduct of all employees. The Code of Conduct is posted on our website: www.momentive.com under “Investor Relations - Corporate Governance” Any substantive amendment to, or waiver from, any provision of the Code of Conduct with respect to any senior executive or financial officer will be posted on this website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive’s common stock, as of February 15, 2017, and shows the number of shares of common stock and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Momentive;

•	each of our 2016 Named Executive Officers;

•	each current member of MPM’s and the Momentive’s Board of Directors; and

•	all of the executive officers and members of the Board of Directors of MPM and Momentive as a group.

As of February 15, 2017, Momentive had 48,058,114 common shares issued and outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common stock and has not pledged any such stock as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Euro VI (BC) S.à r.l. (1)	19,084,996	39.71%
OCM Opps MTIV Holdings, LLC (2)	9,817,936	20.43%
D.E. Shaw (3)	3,574,759	7.44%
Pentwater Capital Management (4)	3,280,011	6.83%
Ares Management (5)	3,060,332	6.37%
Carlson Capital (6)	2,452,716	5.10%
Mahesh Balakrishnan (7)	3,690	*
Bradley J. Bell	16,190	*
John G. Boss	—	—
Erick R. Asmussen	—	—
John D. Dionne	28,284	*
Robert Kalsow-Ramos (8)	3,690	*
Scott M. Kleinman (8)	3,690	*
Julian Markby	6,190	*
John D. Moran	—	—
Theodore H. Butz	—	—
Jeffrey M. Nodland	—	—
Samuel Feinstein (8)	—	—
Marvin O. Schlanger	3,690	*
Executive Officers and Directors as a group (9)	65,424	*
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

(2)
The manager of OCM Opps MTIV Holdings, LLC (“Opps MTIV”) is Oaktree Fund GP, LLC (“GP LLC”). The managing member of GP LLC is Oaktree Fund GP I, L.P. (“GP I”). The general partner of GP I is Oaktree Capital I, L.P. (“Capital I”). The general partner of Capital I is OCM Holdings I, LLC (“Holdings I”). The managing member of Holdings I is Oaktree Holdings, LLC (“Holdings”). The managing member of Holdings is Oaktree Capital Group, LLC (‘‘OCG”). The duly elected manager of OCG is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Larry Keele, Stephen Kaplan and David Kirchheimer. Each of the managing members, managers, general partners, and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by Opps MTIV, except to the extent of any pecuniary interest therein. Mr. Balakrishnan, an employee of Oaktree Capital Management, L. P., an affiliate of Opps MTIV, has been a Director of the Company since October 24, 2014. The business address for each of the persons and entities named in this footnote is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(3)
The investment adviser of D. E. Shaw Galvanic Portfolios, L.L.C. (“Portfolios”) is D. E. Shaw Adviser II, L.L.C. (“Adviser”) and the manager is D. E. Shaw Manager II, L.L.C. (“Manager”). The managing member of Adviser is D. E. Shaw & Co., L.P. (“DESCO LP”) and the managing member of Manager is D. E. Shaw & Co., L.L.C. (“DESCO LLC”). DESCO LP and DESCO LLC may be deemed to have the shared power to exercise voting and investment control with respect to the shares held by Portfolios. Julius Gaudio, Maximilian Stone, and Eric Wepsic, or their designees, exercise voting and investment control over such shares on DESCO LP and DESCO LLC’s behalf. D. E. Shaw & Co., Inc. (“DESCO Inc.”), as general partner of DESCO LP, and D. E. Shaw & Co. II, Inc. (“DESCO II Inc.”), as managing member of DESCO LLC, may be deemed to have the shared power to exercise voting and investment control with respect to the shares. Each of DESCO LP, DESCO LLC, DESCO Inc., or DESCO II Inc. disclaims beneficial ownership of the shares. By virtue of David E. Shaw’s position as President and sole shareholder of DESCO Inc. and as President and sole shareholder of DESCO II Inc., he may be deemed to have the shared power to exercise voting and investment control with respect to the shares. David E. Shaw disclaims beneficial ownership of the shares held by Portfolios. The business address of each person and entity named in this footnote is 1166 Avenue of the Americas, Ninth Floor, New York, NY 10036.

(4)
Includes (i) 15,210 shares held of record by Pentwater Capital Management LP as investment advisor to Pentwater Event Driven Cayman Fund Limited, (ii) 495,719 shares held of record by Oceana Master Fund Ltd., (iii) 608,466 shares held of record by Amundi Absolute Return Pentwater Fund PLC, (iv) 501,359 shares held of record by Pentwater Capital Management LP as investment advisor to LMA SPC for and on behalf of MAP98 Segregated Portfolio, (v) 23,539 shares held of record by Pentwater Equity Opportunities Master Fund Ltd, (vi) 1,625,707 shares held of record by PWCM Master Fund Ltd and (vii) 10,011 shares held of record by Pentwater Merger Arbitrage Master Fund Ltd. Matthew C. Halbower, CIO and CEO of Pentwater Capital Management LP, exercises voting and investment control with respect to the shares held by the entities named in this footnote. The business address for each person and entity named in this footnote is 614 Davis St., Evanston, IL 60201.

(5)
Includes (i) 36,304 shares held of record by Anthem, Inc. (“Anthem”), of which 21,847 shares may be offered for sale, (ii) 18,150 shares held of record by Ontario Public Service Employees Union Pension Plan Trust Fund (“Ontario Fund”), of which 10,922 shares may be offered for sale, (iii) 99,837 shares held of record by Ares Senior Loan Trust (“Loan Trust”), of which 60,080 shares may be offered for sale, (iv) 108,914 shares held of record by ASIP (Holdco) IV S.à.r.l. (“ASIP IV”), of which 65,542 shares may be offered for sale, (v) 54,455 shares held of record by Ares Multi-Strategy Credit Fund V (H), L.P. (“Multi-Strategy Fund”), of which 32,770 shares may be offered for sale, (vi) 245,057 shares held of record by Transatlantic Reinsurance Company (“Transatlantic”), of which 147,470 shares may be offered for sale, (vii) 117,990 shares held of record by RSUI Indemnity Company (“RSUI”), of which 71,004 shares may be offered for sale, (viii) 811,002 shares held of record by Ares Special Situations Fund III, L.P. (“Special Situations Fund III”), of which 334,265 shares may be offered for sale, (ix) 868,825 shares held of record by Ares Special Situations Fund IV, L.P. (“Special Situations Fund IV”), of which no shares may be offered for sale, and (x) 699,798 shares held of record by Ares SSF Riopelle, L.P. (“SSF Riopelle”), of which 436,948 shares may be offered for sale.

The manager of Anthem is Ares WLP Management L.P., the general partner of which is Ares WLP Management GP LLC. The investment counsel of Ontario Fund is AELIS X Management, L.P., the general partner of which is AELIS X Management GP, LLC. The investment adviser of Loan Trust is Ares Senior Loan Trust Management, L.P., the general partner of which is Ares Senior Loan Trust Management, LLC. The investment manager of ASIP IV is ASIP Operating Manager IV LLC. The manager of Multi-Strategy Fund is Ares MSCF V (H) Management LLC, the manager of which is Ares Capital Management III LLC. The portfolio manager of Transatlantic and RSUI is Ares ASIP VII Management, L.P., the general partner of which is Ares ASIP VII GP, LLC. The manager of Special Situations Fund III is ASSF Operating Manager III, LLC. The manager of Special Situations Fund IV is ASSF Operating Manager IV, L.P., the general partner of which is Ares Management LLC. The manager of SSF Riopelle is ASSF Riopelle Management, LLC. Seth J. Brufsky, Portfolio Manager, exercises voting and investment control with respect to the shares held by Anthem, Ontario Fund, Loan Trust, ASIP IV, Multi-Strategy Fund, Transatlantic and RSUI. Jeff Moore, Portfolio Manager, and Scott Graves, Portfolio Manager, exercise voting and investment control with respect to the shares held by Special Situations Fund III, Special Situations Fund IV, and SSF Riopelle. The business address of each person and entity named in this footnote is 2000 Avenue of the Stars, 12th floor, Los Angeles, CA 90067.

(6)
Includes (i) 2,342,374 shares held of record by Double Black Diamond Offshore Ltd. (“Double Black Diamond”), of which 1,333,695 shares may be offered for sale, and (ii) 110,342 shares held of record by Black Diamond Offshore Ltd. (“Black Diamond”), of which 63,530 shares may be offered for sale. The investment advisor of each of Black Diamond and Double Black Diamond is Carlson Capital, L.P., and the general partner of Carlson Capital, L.P. is Asgard Investment Corp. II. The sole stockholder of Asgard Investment

Corp. II. is Asgard Investment Corp., and Clint D. Carlson is its controlling person. The business address of each person and entity named in this footnote is 2100 McKinney Ave, Suite 1800, Dallas, TX 75201.

(7)	The address for Mr. Balakrishnan is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(8)	The address of each of Messrs. Feinstein, Kalsow-Ramos and Kleinman is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(9)	Unless otherwise indicated, the address of each person listed in this table is c/o Momentive Performance Materials Inc., 260 Hudson River Road, Waterford, NY 12188.
Equity Compensation Plans
In March 2015, the Momentive Board of Directors adopted MPMH Equity Plan, which provides for the grant of various equity awards to persons or entities who provide services to Momentive or its affiliates. See Note 12 to the accompanying audited consolidated financial statements in Item 8 and Item 11 of this Annual Report on Form 10-K for more details.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
We have entered into various agreements with Hexion and other affiliates, on terms which management has concluded are fair to us.

Transactions with Hexion
Shared Services Agreement
On October 1, 2010, we entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party). In conjunction with the consummation of the Plan, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion.
Pursuant to this agreement, for the year ended December 31, 2016, we incurred approximately $50 of net costs for shared services and Hexion incurred approximately $63 of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2016, were net billings from Hexion to us of $30 to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 56% for Hexion and 44% for us, as well as to reflect costs allocated 100% to one party. We had accounts payable to Hexion of $5 at December 31, 2016.

Purchases and Sales of Products and Services with Hexion
We also sell products to, and purchase products from, Hexion pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. A subsidiary of ours also acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements were determined by a formula based on the weighted average sales price of the applicable product less a margin. The Distribution Agreements had initial terms of 3 years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, we sold $2 of products to Hexion during 2016, and purchased less than $1 of products from Hexion. As of December 31, 2016, we had less than $1 of accounts receivable from Hexion and accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, we entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of our manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, we also entered into a site services agreement whereby we will provide to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. We received less than $1 from Hexion under this agreement during the year ended December 31, 2016.
In April 2014, we sold 100% of our interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction we also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of our products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. We compensate the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During 2016, we sold approximately $25 of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of December 31, 2016, we had $2 of accounts receivable from Hexion related to the distribution agreement.
Transactions with Affiliates other than Hexion

We sell products to various Apollo and other affiliates other than Hexion. These sales were $1 for the year ended December 31, 2016. We had no accounts receivable from these affiliates at December 31, 2016. We also purchase products and services from various affiliates other than Hexion. These purchases were $3 for the year ended December 31, 2016. We had no accounts payable to these affiliates at December 31, 2016.
Registration Rights Agreement

On October 24, 2014, in connection with the emergence from Chapter 11, Momentive entered into a registration rights agreement with certain of its stockholders (the “Registration Rights Agreement”), which provides the stockholders party thereto certain registration rights. Under the Registration Rights Agreement, Momentive is required to file a shelf registration statement (on Form S-3 if permitted) and use its reasonable best efforts to cause the registration statement to become effective for the benefit of all stockholders party to the Registration Rights Agreement. Any individual holder or holders of Momentive’s outstanding common stock party thereto can demand an unlimited number of “shelf takedowns,” which may be conducted in underwritten offerings so long as the total offering size is reasonably expected to exceed $50. To satisfy its obligations under the Registration Rights Agreement, Momentive filed a registration statement on Form S-1 (File No. 333-201338) on December 31, 2014, which became effective on July 2, 2015.

Each holder or holders party to the Registration Rights Agreement who own at least 10% of Momentive’s outstanding common stock, or held at least 10% of Momentive’s common stock as of the date of the Registration Rights Agreement and could reasonably be considered our affiliate, have Form S-1 demand registration rights, which may be conducted in an underwritten offering, as long as the total offering price is reasonably expected to be at least $50, and which may not exceed two in any six month period or eight in total, subject to certain exceptions and to customary cutback provisions. In addition, a holder of at least 10% of Momentive’s common stock has unlimited Form S-3 demand registration rights, which may be conducted in underwritten offerings, as long as the total offering price is reasonably expected to be at least $50, subject to customary cutback provisions.

Each stockholder party to the Registration Rights Agreement has unlimited piggyback registration rights with respect to underwritten offerings, subject to certain exceptions and limitations.

The foregoing registration rights are subject to certain cutback provisions and customary suspension/blackout provisions. We have agreed to pay all registration expenses under the Registration Rights Agreement. In connection with the registrations described above, Momentive has agreed to indemnify the stockholders against certain liabilities.

The Registration Rights Agreement also contains certain holdback agreements that apply to each stockholder party to the Registration Rights Agreement. Generally, without Momentive’s prior consent and subject to limited exceptions, the stockholders party to the Registration Rights Agreement have agreed to, if requested, enter into an agreement not to publicly sell or distribute Momentive’s equity securities beginning ten days prior to the pricing of Momentive’s initial public offering for the 180-day period following the closing date of Momentive’s initial public offering and, if participating in a future shelf takedown or other underwritten public offering, beginning ten days prior to the pricing of that offering and for the 90-day period following the closing date of such offering.
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
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our Board of Directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, Messrs. Bell, Butz, Dionne, Markby and Nodland are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2016 and 2015.

(in millions)	PwC
	2016	2015
Audit fees (1)	$3.8	$3.4
Audit related fees (2)	0.3	0.4
Tax fees (3)	0.6	0.2
All other fees (4)	1.3	—
Total	$6.0	$4.0

(1)
Audit Fees: Audit fees are fees billed for the audit of our annual financial statements and for the reviews of our quarterly financial statements in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees: Audit-related fees were related to due diligence procedures.

(3)	Tax Fees: Tax fees were related to services for tax compliance, tax planning and tax advice.

(4)	Other Fees: Other fees were comprised of conducting studies related to working capital optimization and cost optimization programs that are not required by statute or regulation.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements—The financial statements and related notes of Momentive and MPM., and the report of independent registered public accounting firm are included in Item 8 of this report.

(2)
Financial Statement Schedules—Schedule I – Condensed Parent Company Financial Statements and Schedule II - Valuation and Qualifying Accounts and Reserves are included in Item 8 of this report. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K—The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (formerly known as Nautilus Holdings Acquisition Corp.)	S-4	333-146093	2.1	9/14/2007
2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4	333-146093	2.2	9/14/2007
2.3	Joint Chapter 11 Plan of Reorganization for Momentive Performance Materials Inc. and its Affiliated Debtors, dated September 24, 2014	S-4	333-146093	2.1	10/28/2014
2.4	Confirmation Order, dated September 11, 2014	8-K	333-146093	2.2	10/28/2014
3.1	Amended and Restated Certificate of Incorporation of Momentive Performance Materials Inc.	8-K	333-146093	3.1	10/28/2014
3.2	Amended and Restated By-laws of Momentive Performance Materials Inc.	8-K	333-146093	3.2	10/28/2014
4.1	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $1,100,000,000 First-Priority Senior Secured Notes due 2021	8-K	333-146093	4.1	10/28/2014
4.2	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $250,000,000 Second-Priority Senior Secured Notes due 2022	8-K	333-146093	4.2	10/28/2014
4.3	First Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.3	10/28/2014
4.4	Second Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.4	10/28/2014
4.5	ABL Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Facility Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Applicable First-Lien Agent and First-Lien Collateral Agent, Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.5	10/28/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.6	Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Credit Agreement Agent and as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as First-Lien Notes Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and as Collateral Agent, Momentive Performance Materials Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.6	10/28/2014
10.1*	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4	333-146093	10.3	10/11/2007
10.2*	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc.	S-4	333-146093	10.4	10/11/2007
10.3	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG)	S-4	333-146093	10.5	9/14/2007
10.4†	2007 Long-Term Incentive Plan	S-4	333-146093	10.6	9/14/2007
10.5†	Form of Non-Qualified Stock Option Agreement	S-4	333-146093	10.7	9/14/2007
10.6†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)	S-4	333-146093	10.8	9/14/2007
10.7†	Form of Subscription Agreement	S-4	333-146093	10.9	9/14/2007
10.8†	Form of Management Equity Investment and Incentive Acknowledgment	10-K	333-146093	10.24	3/8/2010
10.9†	Form of Global Amendment to Nonqualified Stock Option Agreement	10-K	333-146093	10.25	3/8/2010
10.10†	Momentive Performance Materials Holdings LLC 2011 Equity Plan	S-4	333-146093	10.32	3/18/2011
10.11†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.33	3/18/2011
10.12†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.34	3/18/2011
10.13†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.35	3/18/2011
10.14†	Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-146093	10.36	3/18/2011
10.15	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	333-146093	10.2	3/17/2011
10.16†	Amended and Restated Momentive Performance Materials Inc. Supplementary Pension Plan, effective December 31, 2011	8-K	333-146093	99.1	1/6/2012
10.17†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012	8-K	333-146093	99.1	1/6/2012
10.18†	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan	10-Q	333-146093	10.4	8/8/2012
10.19†	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	333-146093	10.1	3/6/2013
10.20†	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	333-146093	10.2	3/6/2013
10.21†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	333-146093	10.3	3/6/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.22†	Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	333-146093	10.38	4/1/2013
10.23†	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan	10-K	333-146093	10.39	4/1/2013
10.24*	Amendment No. 1 to Trademark License Agreement dated December 3, 2006 by and among GE Monogram Licensing International, Momentive Performance Materials Inc. and General Electric Company, effective as of May 17, 2013	10-Q	333-146093	10.1	8/13/2013
10.25†	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan	10-K	333-146093	10.46	4/11/2014
10.26†	Offer Letter Agreement, dated March 14, 2014, between Momentive Performance Materials Holdings LLC and Jack Boss	10-K	333-146093	10.47	4/11/2014
10.27	Employee Services Agreement, dated as of March 25, 2014, among Momentive Performance Materials Holdings LLC, Momentive Performance Materials Holdings Employee Corporation, Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	10-K	333-146093	10.48	4/11/2014
10.28	Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein	8-K	333-146093	10.3	4/17/2014
10.29
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
10.30
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
		8-K	333-146093	10.1	10/28/2014
10.31	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. party thereto	8-K	333-146093	10.2	10/28/2014
10.32	Registration Rights Agreement, dated as of October 24, 2014, by and among MPM Holdings Inc. and the stockholders of MPM Holdings Inc. party thereto.	S-1	333-201338	10.47	12/31/2014
10.33†	MPM Holdings Inc. 2015 Incentive Compensation Plan	10-K	333-146093	10.33	3/30/2015
10.34†	MPM Holdings Inc. Long-Term Cash Incentive Plan	10-K	333-146093	10.34	3/30/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.35†	MPM Holdings 2015 Modification to 2012 Cash Long-Term Incentive Award	10-K	333-146093	10.35	3/30/2015
10.36†	MPM Holdings Inc. Management Equity Plan	10-K	333-146093	10.36	3/30/2015
10.37†	MPM Holdings Inc. Form of Nonqualified Stock Option Grant Certificate	10-K	333-146093	10.37	3/30/2015
10.38†	MPM Holdings Inc. Form of Restricted Stock Unit Grant Certificate	10-K	333-146093	10.38	3/30/2015
10.39†	MPM Holdings Inc. Form of Director Restricted Stock Unit Grant Certificate	10-K	333-146093	10.39	3/30/2015
10.40†	Form of 2015 Cash-Based Long-Term Incentive Award Agreement	10-K	333-146093	10.40	3/30/2015
10.41†	Offer Letter, dated April 20, 2015, between Momentive Performance Materials Inc. and Erick Asmussen	10-Q	333-146093	10.1	8/14/2015
10.42†	Offer Letter, dated August 17, 2015, between Momentive Performance Materials Inc. and John D. Moran	10-Q	333-146093	10.1	11/13/2015
10.43†	Form of Option Adjustment Letter	10-Q	333-146093	10.1	8/9/2016
12.1	Ratio of earnings to fixed charges					X
14.1	Code of Conduct	S-4	333-146093	14.1	9/14/2007
21.1	List of Subsidiaries of Momentive Performance Materials Inc.					X
31.1	Rule 13a-14 Certifications for MPM Holdings Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
31.2	Rule 13a-14 Certifications for Momentive Performance Materials Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
99.1	Section 13(r) Disclosure					X
101.INS††	XBRL Instance Document					X
101.SCH††	XBRL Schema Document					X
101.CAL††	XBRL Calculation Linkbase Document					X
101.LAB††	XBRL Label Linkbase Document					X
101.PRE††	XBRL Presentation Linkbase Document					X
101.DEF††	XBRL Definition Linkbase Document					X

*	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

†	Indicates a management contract or compensatory plan or arrangement.

††
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

Item 16. Form 10–K Summary
This item is not applicable to the registrant.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	March 10, 2017	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	March 10, 2017	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MPM Holdings Inc. in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2017
John G. Boss

/s/ Erick R. Asmussen	Chief Financial Officer (Principal Financial Officer)	March 10, 2017
Erick R. Asmussen

/s/ Suraj Kunchala	Controller (Principal Accounting Officer)	March 10, 2017
Suraj Kunchala

/s/ Mahesh Balakrishnan	Director of MPM Holdings Inc.	March 10, 2017
Mahesh Balakrishnan

/s/ Bradley J. Bell	Director of MPM Holdings Inc.	March 10, 2017
Bradley J. Bell

/s/ Theodore H. Butz	Director of MPM Holdings Inc.	March 10, 2017
Theodore H. Butz

/s/ John D. Dionne	Director of MPM Holdings Inc.	March 10, 2017
John D. Dionne

/s/ Samuel Feinstein	Director of MPM Holdings Inc.	March 10, 2017
Samuel Feinstein

/s/ Robert Kalsow-Ramos	Director of MPM Holdings Inc.	March 10, 2017
Robert Kalsow-Ramos

/s/ Scott M. Kleinman	Director of MPM Holdings Inc.	March 10, 2017
Scott M. Kleinman

/s/ Julian Markby	Director of MPM Holdings Inc.	March 10, 2017
Julian Markby

/s/ Jeffrey M. Nodland	Director of MPM Holdings Inc.	March 10, 2017
Jeffrey M. Nodland

/s/ Marvin O. Schlanger	Director of MPM Holdings Inc.	March 10, 2017
Marvin O. Schlanger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Momentive Performance Materials Inc. in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2017
John G. Boss

/s/ Erick R. Asmussen	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2017
Erick R. Asmussen

/s/ Suraj Kunchala	Controller (Principal Accounting Officer)	March 10, 2017
Suraj Kunchala

/s/ John D. Moran	Director, Senior Vice President, General Counsel, and Secretary	March 10, 2017
John D. Moran