Form 10-Q
period 2017-06-30
Momentive Performance Materials Inc.; MPM Holdings Inc.
filed 2017-08-08
CIK 1405041, 1624826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
MPM Holdings Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Momentive Performance Materials Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on August 4, 2017, was 48,121,634 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on August 4, 2017, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4)	$132	$228	$132	$228
Accounts receivable (net of allowance for doubtful accounts of $4)	332	280	332	280
Inventories:
Raw materials	137	119	137	119
Finished and in-process goods	292	271	292	271
Other current assets	67	50	67	50
Total current assets	960	948	960	948
Investment in unconsolidated entities	20	20	20	20
Deferred income taxes	13	9	13	9
Other long-term assets	10	20	10	20
Property, plant and equipment:
Land	77	74	77	74
Buildings	322	307	322	307
Machinery and equipment	1,048	959	1,048	959
	1,447	1,340	1,447	1,340
Less accumulated depreciation	(323)	(265)	(323)	(265)
	1,124	1,075	1,124	1,075
Goodwill	215	211	215	211
Other intangible assets, net	314	323	314	323
Total assets	$2,656	$2,606	$2,656	$2,606
Liabilities and Equity
Current liabilities:
Accounts payable	$276	$238	$276	$238
Debt payable within one year	36	36	36	36
Interest payable	12	11	12	11
Income taxes payable	7	8	7	8
Accrued payroll and incentive compensation	47	61	47	61
Other current liabilities	108	123	105	122
Total current liabilities	486	477	483	476
Long-term liabilities:
Long-term debt	1,179	1,167	1,179	1,167
Pension and postretirement benefit liabilities	342	341	342	341
Deferred income taxes	68	66	68	66
Other long-term liabilities	67	73	67	72
Total liabilities	2,142	2,124	2,139	2,122
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,121,634 and 48,058,114 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively			—	—
Additional paid-in capital	866	864	865	863
Accumulated other comprehensive loss	(35)	(76)	(35)	(76)
Accumulated deficit	(317)	(306)	(313)	(303)
Total equity	514	482	517	484
Total liabilities and equity	$2,656	$2,606	$2,656	$2,606

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share and per share data)	2017	2016	2017	2016
Net sales	$594	$586	$1,138	$1,122
Cost of sales	459	468	905	914
Gross profit	135	118	233	208
Costs and expenses:
Selling, general and administrative expense	85	78	169	159
Research and development expense	16	17	31	33
Restructuring and other costs (See Note 3)	(5)	4	—	9
Other operating expense, net	1	2	4	8
Operating income (loss)	38	17	29	(1)
Interest expense, net (See Note 6)	20	19	39	38
Gain on extinguishment of debt (See Note 6)	—	—	—	(9)
Other non-operating (income) expense, net	(5)	5	(4)	2
Reorganization items, net	—	—	—	1
Income (loss) before income taxes and earnings from unconsolidated entities	23	(7)	(6)	(33)
Income tax expense (benefit) (See Note 12)	4	4	5	(4)
Income (loss) before earnings from unconsolidated entities	19	(11)	(11)	(29)
Earnings from unconsolidated entities, net of taxes	—	1	—	1
Net income (loss)	$19	$(10)	$(11)	$(28)

Net income (loss) per share:
Net income (loss) per common share—basic	$0.39	$(0.21)	$(0.23)	$(0.58)
Net income (loss) per common share—diluted	$0.39	$(0.21)	$(0.23)	$(0.58)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,117,894	48,055,194	48,103,386	48,041,894
Weighted average common shares outstanding—diluted	48,166,189	48,055,194	48,103,386	48,041,894

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net sales	$594	$586	$1,138	$1,122
Cost of sales	459	468	905	914
Gross profit	135	118	233	208
Selling, general and administrative expense	85	78	168	158
Research and development expense	16	17	31	33
Restructuring and other costs (See Note 3)	(5)	4	—	9
Other operating expense, net	1	2	4	8
Operating income	38	17	30	—
Interest expense, net (See Note 6)	20	19	39	38
Gain on extinguishment of debt (See Note 6)	—	—	—	(9)
Other non-operating (income) expense, net	(5)	5	(4)	2
Reorganization items, net	—	—	—	1
Income (loss) before income taxes and earnings from unconsolidated entities	23	(7)	(5)	(32)
Income tax expense (benefit) (See Note 12)	4	4	5	(4)
Income (loss) before earnings from unconsolidated entities	19	(11)	(10)	(28)
Earnings from unconsolidated entities, net of taxes	—	1	—	1
Net income (loss)	$19	$(10)	$(10)	$(27)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income (loss)	$19	$(10)	$(11)	$(28)
Other comprehensive income, net of tax:
Foreign currency translation	9	21	31	59
Net prior service credit	(1)	—	10	20
Other comprehensive income	8	21	41	79
Comprehensive income	$27	$11	$30	$51

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income (loss)	$19	$(10)	$(10)	$(27)
Other comprehensive income, net of tax:
Foreign currency translation	9	21	31	59
Net prior service credit	(1)	—	10	20
Other comprehensive income	8	21	41	79
Comprehensive income	$27	$11	$31	$52

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Cash flows (used in) provided by operating activities
Net loss	$(11)	$(28)	$(10)	$(27)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75	84	75	84
Unrealized actuarial losses from pensions and other post retirement liabilities	1	5	1	5
Deferred income tax benefit	(9)	(14)	(9)	(14)
Unrealized foreign currency gains	(4)	—	(4)	—
Amortization of debt discount	12	12	12	12
Gain on the extinguishment of debt	—	(9)	—	(9)
Other non-cash adjustments	7	7	7	7
Net change in assets and liabilities:
Accounts receivable	(43)	(14)	(43)	(14)
Inventories	(27)	(25)	(27)	(25)
Accounts payable	36	(2)	36	(2)
Income taxes payable	(1)	3	(1)	3
Other assets, current and non-current	(4)	(7)	(4)	(7)
Other liabilities, current and non-current	(44)	42	(43)	41
Net cash (used in) provided by operating activities	(12)	54	(10)	54
Cash flows used in investing activities
Capital expenditures	(77)	(53)	(77)	(53)
Purchases of intangible assets	(2)	(1)	(2)	(1)
Dividend from MPM	1	—	—	—
Purchase of a business	(9)	—	(9)	—
Net cash used in investing activities	(87)	(54)	(88)	(54)
Cash flows used in financing activities
Net short-term debt borrowings	—	1	—	1
Repayments of long-term debt	—	(16)	—	(16)
Dividends paid	—	—	(1)	—
Net cash used in financing activities	—	(15)	(1)	(15)
Decrease in cash and cash equivalents	(99)	(15)	(99)	(15)
Effect of exchange rate changes on cash and cash equivalents	3	4	3	4
Cash and cash equivalents (unrestricted), beginning of period	224	217	224	217
Cash and cash equivalents (unrestricted), end of period	$128	$206	$128	$206
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$28	$28	$28	$28
Income taxes, net of refunds	14	7	14	7
Non-cash investing activity:
Capital expenditures included in accounts payable	$21	$18	$21	$18

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(In millions, except share data)	Shares	Amount
Balance as of December 31, 2016	48,058,114	$—	$864	$(76)	$(306)	$482
Net loss	—	—	—	—	(11)	(11)
Other comprehensive income	—	—	—	41	—	41
Stock-based compensation expense	—	—	2	—	—	2
Issuance of common stock	63,520	—	—	—	—	—
Balance as of June 30, 2017	48,121,634	$—	$866	$(35)	$(317)	$514

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2016	$—	$863	$(76)	$(303)	$484
Net loss	—	—	—	(10)	(10)
Other comprehensive income	—	—	41	—	41
Stock-based compensation expense	—	2	—	—	2
Capital contribution from parent	—	—		—	—
Balance as of June 30, 2017	$—	$865	$(35)	$(313)	$517

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and per share data)

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
Based in Waterford, New York, the Company is comprised of two operating and reportable segments: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silicones, silicone derivatives and organo-functional silanes. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
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
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights. Intercompany accounts and transactions are eliminated upon consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in Momentive, MPM and their subsidiaries’ most recent Annual Report on Form 10-K for the year ended December 31, 2016.
During the three months ended June 30, 2017, the Company recorded an out-of-period correction totaling approximately $1 related to the reversal of capitalized interest on a capital project in progress between November 2014 and March 2017.  Also during the three months ended March 31, 2017, the Company recorded an another out-of-period adjustment of $1 related to the correction of 2016 sales commissions to employees.  After evaluating the quantitative and qualitative aspects of the above adjustments, the Company concluded the effect of these adjustments was not material to the current periods presented as well as any previously issued consolidated financial statements or expected annual results for 2017.

2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and also requires the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Actual results could differ from these estimates.
Subsequent Events—As a public reporting company, the Company evaluates subsequent events and transactions through the date these unaudited Condensed Consolidated Financial Statements are issued.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Net Income (Loss) Per Share—Momentive calculates earnings per share as the ratio of net income (loss) to weighted average basic and diluted common shares outstanding.

Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 8 for additional details regarding stock-based compensation.

Business Acquisitions—In January 2017 the Company acquired the operating assets of Sea Lion Technology, Inc. to further support the Silanes business of its Silicones segment. The Company previously had a tolling relationship with Sea Lion Technology, Inc. on their site. The Company believes the acquisition will enable it to further strategically leverage these assets in support of the NXT* silane business. The Company paid $9 in cash to acquire Sea Lion Technology, Inc., and acquired substantially all of its property, plant and equipment. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

The acquisition was accounted for using the purchase method of accounting and the allocation of the purchase price inclusive of identification and measurement of the fair value of tangible and intangible assets. The Company engaged specialists to assist in the valuation of tangible and intangible assets. The table below summarizes the initial purchase price allocation to the fair value of assets acquired at the acquisition date. Goodwill is calculated as the excess of the purchase price over the total assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets are deductible for tax purposes.

Property, plant & equipment	$7
Goodwill	1
Intangible assets	1
Purchase price of the business acquisition	$9
*NXT is a trademark of Momentive Performance Materials Inc.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Board Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Board Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued Accounting Standards Board Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. In December 2016, the FASB issued Accounting Standards Board Update No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers, which facilitates 13 technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective dates for the ASUs issued in 2016 are the same as the effective date for ASU 2014-09. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company has formed an implementation team and is currently evaluating the impact of the standard on its ongoing financial reporting. The Company has not yet selected a transition method for the standard. The Company will provide additional updates in future filings, as appropriate.

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 has changed the measurement requirement of inventory within the scope of this guidance from lower of cost or market to the lower of cost and net realizable value. The guidance is also defining net realizable value as: the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and amendments to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of the requirements of ASU 2015-11 during 2017 did not significantly impact the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effect of the standard on its ongoing financial reporting.
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
  In January 2017, the FASB issued Accounting Standards Board Update No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, which eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments in this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. The Company is currently evaluating whether to early adopt this ASU.
In February 2017 the FASB issued Accounting Standards Board Update No. 2017-05: Other Income - Gains and Loss from Derecognition of Nonfinancial Assets (subtopic 610-20). The amendments in this ASU provide clarification that nonfinancial assets within the scope of ASC 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty and that an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. The amendments in this ASU also require entities to de-recognize a distinct non-financial asset or distinct in substance non-financial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 810 and (2) transfers control of the asset in accordance with ASC 606. The amendments to this ASU are effective in fiscal years beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect the adoption of the amendments in this ASU to have a significant impact on the Company’s consolidated financial statements.
In March 2017 the FASB issued Accounting Standards Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires entities to: 1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and 2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The ASU’s amendments are effective for interim and annual periods beginning after December 15, 2017. The Company is currently assessing this ASU’s impact on its financial statements.
In May 2017 the FASB issued Accounting Standards Update No. 2017-09: Compensation - Stock Compensation (Topic 718). The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU’s amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. An entity should apply the amendments in this ASU on a prospective basis to an award modified on or after the adoption date. The impact on the Company’s consolidated financial statements would vary depending on the nature of any potential future changes to share-based payment awards.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have an impact once adopted.
3. Restructuring Expenses and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with work force reductions) and services and other expenses associated with cost optimization programs and transformation savings activities.

In November 2015 and as expanded in March and May 2016, the Company announced a global restructuring program to reduce costs through global selling, general and administrative expenses reductions and productivity actions at the Company’s operating facilities. The Company expected the program cost, primarily severance related, to be approximately $15. Substantially all of these charges will result in cash expenditures. These costs primarily relate to the Silicones operating segment and are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and other costs on the Consolidated Statement of Operations.

In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability once fully implemented. The planned reduction is expected to be fully implemented in 2017 and is incremental to the Company’s global restructuring program. This restructuring will result in an overall reduction of employment at the site. The Company recorded severance related costs of approximately $3, some of which was paid in late 2016 and the remaining to be paid in 2017. In addition, as a result of the siloxane production transformation programs, the Company recognized $17 of accelerated depreciation associated with asset retirement obligations during the year ended December 31, 2016.

The total charges incurred to date on the above restructuring programs were $14.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at December 31, 2016	4
Restructuring charges	1
Adjustments	—
Payments	—
Accrued liability at March 31, 2017	5
Restructuring charges	—
Adjustments	—
Payments	(1)
Accrued liability at June 30, 2017	$4

For the three months ended June 30, 2017 and June 30, 2016, the Company recognized other costs of $(5) and $3, respectively. For the six months ended June 30, 2017 and June 30, 2016, the company recognized other costs of $(1) and $6, respectively. The costs in 2017 and 2016 were primarily comprised of one-time expenses for services and integration, whereas the costs in 2017 were offset by a gain related to an insurance reimbursement of $10 related to fire damage at our Leverkusen, Germany facility. These are included in “Restructuring and other costs” in the Condensed Consolidated Statements of Operations. Refer to Note 10 for further details regarding these costs.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2016, is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party).

Pursuant to the Shared Services Agreement, during the six months ended June 30, 2017 and 2016, the Company incurred approximately $23 and $29, respectively, of net costs for shared services and Hexion incurred approximately $31 and $39, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2017 and 2016, were net billings from Hexion to the Company of $15 and $16, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $2 and $5 at June 30, 2017 and December 31, 2016, respectively, and no accounts receivable from Hexion under this agreement.
Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three and six months ended June 30, 2017, the Company sold $6 and $11, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. During the three and six months ended June 30, 2016, the Company sold $6 and $13, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. As of both June 30, 2017 and December 31, 2016, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.

The Company also sells other products to, and purchases products from Hexion. These transactions were not material as of June 30, 2017.
Purchases and Sales of Products and Services with Affiliates other than Hexion.

The Company also sells products to, and purchases products from its affiliates other than Hexion. These transactions were not material as of June 30, 2017.

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

Recurring Fair Value Measurements
At both June 30, 2017 and December 31, 2016, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counter-parties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or six months ended June 30, 2017.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2017
Debt	$1,215	$—	$1,319	$—	$1,319
December 31, 2016
Debt	$1,203	$—	$1,243	$—	$1,243
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

6. Debt Obligations
As of June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at June 30, 2017 were $56, leaving an unused borrowing capacity of $214.
As of June 30, 2017, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
During the first quarter of 2016, the Company repurchased in the open market $29 aggregate principal amount of the Company’s 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”) for $16. The Company recorded a gain of $9 net of associated discount on these notes, as a result of paying down this debt at less than its aggregate principal amount. All repurchased notes were canceled reducing the aggregate principal amount of Second Lien Notes outstanding from $231 to $202.
At June 30, 2017, the weighted average interest rate of the Company’s long term debt was 4.42%.
Debt outstanding at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017		December 31, 2016
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $95 and $105 of unamortized debt discount, respectively)	1,005	—	995	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $28 and $30 of unamortized debt discount, respectively)	174	—	172	—
Other Borrowings:
China bank loans	—	36	—	36
Total debt	$1,179	$36	$1,167	$36
Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 14).

7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $3 at June 30, 2017 and December 31, 2016, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of June 30, 2017 and December 31, 2016, the Company had recognized total obligations of approximately $12 and $13, respectively, for remediation costs at the Company’s manufacturing facilities and off-site landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
Included in these liabilities is $8 related to groundwater treatment at the Company’s Waterford, NY site. In 1988, a consent decree was signed with the State of New York which requires recovery of groundwater at the site to contain migration of specified contaminants in the groundwater. A groundwater pump and treat system and groundwater monitoring program are currently operational to implement the requirements of this consent decree.
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, this liability was recorded at its net present value, which assumes a 3% discount rate and an estimated time period of 50 years and is included in our total obligations as discussed above. The undiscounted obligations, which are expected to be paid over the estimated period, are approximately $17. Over the next five years the Company expects to make ratable payments totaling approximately $2.

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
The Compensation Committee of the Board of Directors of Momentive has approved grants under the MPMH Equity Plan of restricted stock units and options to certain of the Company’s key managers, including the Company’s named executive officers (“NEOs”) and certain directors of the Company.
The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan:

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Employees and NEOs Restricted Stock Units grant	Cliff vest four years after grant date; Immediate vesting upon a Sale and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Directors Restricted Stock Units grant	Cliff vest annually after grant date; Immediate vesting upon a Sale as defined in the MPMH Equity Plan	NA
Stock Options
In May 2016, the Company’s Board of Directors approved a re-pricing of the granted stock options reducing the strike price to $10.25 from $20.33 based on the fair market value of Momentive’s shares on May 19, 2016 and changing the market conditions vesting thresholds of Tranche A and Tranche B to be $20 per share and $25 per share, down from $30.50 per share and $40.66 per share, respectively.  Momentive treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing triggered changes in fair value of Tranche A from $7.93 per option to $9.83 per option and in Tranche B from $7.62 per option to $8.93 per option resulting in an incremental increase of $3 in unrecognized compensation expense related to these non-vested stock options, to $15 at May 19, 2016.

The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	June 30, 2017		June 30, 2016
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$9.83	$8.93	$9.83	$8.93
Assumptions:
Strike Price	$10.25	$10.25	$10.25	$10.25
Risk-free interest rate	0.80%	0.80%	0.80%	0.80%
Expected term	1.62 years	1.62 years	1.62 years	1.62 years
Expected volatility	60.00%	60.00%	60.00%	60.00%
Tranche Market Threshold	$20.00	$25.00	$20.00	$25.00

Information on Stock Options activity is as follows:

	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at January 1, 2017	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	—		—
Expired	—		—
Balance as of June 30, 2017	782,040	$10.33	782,040	$10.33

As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the three months and six months ended June 30, 2017 and the three months and six months ended June 30, 2016 with respect to stock options. At both June 30, 2017 and December 31, 2016, unrecognized compensation expense related to non-vested stock options was $15. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.
Restricted Stock Units
Information on Restricted Stock Units activity is as follows:

	Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Balance at January 1, 2017	733,840	$19.23
Granted	42,056	18.28
Vested	(63,520)	10.35	1
Forfeited	—
Expired	—
Balance as of June 30, 2017	712,376	$19.92
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
Additionally, vesting of the RSU grants could be accelerated: (i) upon a Sale of the Company occurring prior to the Scheduled Vesting Date, the RSUs, to the extent unvested, shall become fully vested, subject to the grantee’s continued employment through the effective date of such Sale; or (ii) upon an IPO occurring prior to the Scheduled Vesting Date, a graded percentage of the employees’ RSUs, shall become vested subject to the grantee’s continued employment through the effective date of the IPO.
There were no performance-based achievements during the three and six months ended June 30, 2017. The fair value of the Company’s RSUs, net of forfeitures, is expensed on a straight-line basis over the required service period.
Stock-based compensation expense related to the RSU awards was approximately $1 for both the three months ended June 30, 2017 and June 30, 2016 and $2 for both the six months ended June 30, 2017 and June 30, 2016. As of June 30, 2017, unrecognized compensation related to RSU awards was $7 and expense will be recognized over the remaining 1.79 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, substantially all of the underlying compensation cost represents compensation costs paid for by Momentive on MPM’s behalf, as a result of the MPM’s employees’ services to MPM. Upon vesting of awards, Momentive will issue new stock to deliver shares under the MPMH Equity Plan.

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three and six months ended June 30, 2017 and 2016:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$3	$1	$3	$—	$—	$1	$—
Interest cost on projected benefit obligation	3	1	2	1	1	—	—	—
Expected return on assets	(3)	—	(2)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Net periodic benefit cost	$1	$4	$1	$4	$—	$—	$—	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3	$6	$3	$5	$—	$—	$1	$—
Interest cost on projected benefit obligation	5	2	4	2	1	—	1	—
Expected return on assets	(5)	—	(4)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(1)	—
Actuarial loss (1)	—		—	—	1	—	5	—
Net periodic benefit cost	$3	$8	$3	$7	$—	$—	$6	$—

(1)
The actuarial loss on non-pension post-retirement benefits of $1 and $5 during the six months ended June 30, 2017 and 2016, respectively relates to the decrease in discount rate as a result of the re-measurement of the accumulated postretirement benefit obligation on company sponsored post-retiree medical, dental, vision and life insurance benefit plans. These were triggered by plan provision changes for active retirees and employees. The Company recorded this expense in Selling, general and administrative expense in the unaudited Consolidated Statements of Operations.

10. Segment Information and Customers
The Company’s segments are based on the products that the Company offers and the markets that it serves. At June 30, 2017, the Company’s had two reportable segments: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silicones, silicone derivatives and silanes. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce. In addition, Corporate is primarily corporate, general and administrative expenses that are not allocated to the operating segments, such as certain shared service and administrative functions.
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

Net Sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Silicones	$542	$539	$1,037	$1,039
Quartz	52	47	101	83
Total	$594	$586	$1,138	$1,122

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Silicones	$75	$70	$146	$120
Quartz	10	6	17	7
Corporate	(11)	(10)	(20)	(20)
Total	$74	$66	$143	$107

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Silicones	$75	$70	$146	$120
Quartz	10	6	17	7
Corporate	(11)	(10)	(19)	(19)
Total	$74	$66	$144	$108

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$19	$(10)	$(11)	$(28)
Interest expense, net	20	19	39	38
Income tax expense (benefit)	4	4	5	(4)
Depreciation and amortization	37	42	75	84
Gain on extinguishment and exchange of debt	—	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(2)	$7	$4	$11
Unrealized losses on pension and postretirement benefits	—	—	1	5
Restructuring and other costs	(4)	4	30	9
Reorganization items, net	—	—	—	1
Segment EBITDA	$74	$66	$143	$107

Segment EBITDA:
Silicones	$75	$70	$146	$120
Quartz	10	6	17	7
Corporate	(11)	(10)	(20)	(20)
Total	$74	$66	$143	$107

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$19	$(10)	$(10)	$(27)
Interest expense, net	20	19	39	38
Income tax expense (benefit)	4	4	5	(4)
Depreciation and amortization	37	42	75	84
Gain on extinguishment and exchange of debt	—	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(2)	$7	$4	$11
Unrealized losses on pension and postretirement benefits	—	—	1	5
Restructuring and other costs	(4)	4	30	9
Reorganization items, net	—	—	—	1
Segment EBITDA	$74	$66	$144	$108

Segment EBITDA:
Silicones	75	70	146	120
Quartz	10	6	17	7
Corporate	(11)	(10)	(19)	(19)
Total	$74	$66	$144	$108

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.

For the three and six months ended June 30, 2017 and June 30, 2016, non-cash charges primarily included asset impairment charges, stock based compensation expense and net foreign exchange transaction gains and losses related to certain intercompany arrangements.
For the six months ended June 30, 2017 and June 30, 2016, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three and six months ended June 30, 2017 and June 30, 2016, restructuring and other costs included expenses from restructuring and integration. In addition, for the three months ended June 30, 2017, these costs also included a gain related to an insurance reimbursement of $10 related to fire damage at our Leverkusen, Germany facility and for the six months ended June 30, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility.

11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$28	$(71)	$(43)	$20	$(54)	$(34)
Other comprehensive income before reclassifications, net of tax (1)	—	9	9	—	21	21
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(1)	—	(1)	—	—	—
Net other comprehensive (loss) income	(1)	9	8	—	21	21
Ending balance	$27	$(62)	$(35)	$20	$(33)	$(13)

	Six Months Ended June 30,
	2017			2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$17	$(93)	$(76)	$—	$(92)	$(92)
Other comprehensive income before reclassifications, net of tax (1)	12	31	43	20	59	79
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(2)	—	(2)	—	—	—
Net other comprehensive income	10	31	41	20	59	79
Ending balance	$27	$(62)	$(35)	$20	$(33)	$(13)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the six months ended June 30, 2017 and six months ended June 30, 2016 represent the recognition of prior service benefits of $18 and $32, respectively, with the corresponding decrease in the projected benefit obligation following certain plan provision changes, reduced by tax expenses of $6 and $12, for the six months ended June 30, 2017 and six months ended June 30, 2016, respectively, (see Note 9).

12. Income Taxes
The effective tax rate was 17% for both Momentive and MPM, for the three months ended June 30, 2017 and (57)% for Momentive and MPM, for the three months ended June 30, 2016. The effective tax rate was (83)% and (100)% for Momentive and MPM for the Six Months Ended June 30, 2017. The effective tax rate was 12% and 13% for Momentive and MPM for the six months ended June 30, 2016. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three and six months ended June 30, 2017, income taxes included a favorable discrete tax adjustment of $5 and $10, respectively, pertaining to benefits curtailment, legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions. For the three and six months ended June 30, 2016, income taxes included a favorable discrete tax adjustment of $0 and $13, respectively, pertaining to benefits curtailment and a change in tax law in Japan.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2017 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $11, which could result in a tax obligation of $3, based on currency exchange rates as of June 30, 2017. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

13. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Momentive for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2017	2016	2017	2016
Net income (loss)	$19	$(10)	$(11)	$(28)
Weighted average common shares—basic	48,117,894	48,055,194	48,103,386	48,041,894
Effect of dilutive potential common shares	48,295	—	—	—
Weighted average shares outstanding—diluted	48,166,189	48,055,194	48,103,386	48,041,894
Net income (loss) per common share—basic	$0.39	$(0.21)	$(0.23)	$(0.58)
Net income (loss) per common share—diluted	$0.39	$(0.21)	$(0.23)	$(0.58)
Antidilutive employee share-based awards, excluded	—	583,527	32,906	713,224
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

14. Guarantor/Non-Guarantor Subsidiary Financial Information
As of June 30, 2017, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
JUNE 30, 2017
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$18	$2	$112	$—	$132
Accounts receivable	—	99	233	—	332
Due from affiliates	—	74	38	(112)	—
Inventories:
Raw materials	—	67	70	—	137
Finished and in-process goods	—	127	165	—	292
Other current assets		9	58	—	67
Total current assets	18	378	676	(112)	960
Investment in unconsolidated entities	1,612	303	20	(1,915)	20
Deferred income taxes	—	—	13	—	13
Other long-term assets	—	—	10	—	10
Intercompany loans receivable	302	949	88	(1,339)	—
Property, plant and equipment, net	—	540	584	—	1,124
Goodwill	—	105	110	—	215
Other intangible assets, net	—	129	185	—	314
Total assets	$1,932	$2,404	$1,686	$(3,366)	$2,656
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$97	$179	$—	$276
Due to affiliates	—	38	74	(112)	—
Debt payable within one year	—	—	36	—	36
Interest payable	11	—	1	—	12
Income taxes payable	—	—	7	—	7
Accrued payroll and incentive compensation	—	25	22	—	47
Other current liabilities	—	31	74	—	105
Total current liabilities	11	191	393	(112)	483
Long-term liabilities:
Long-term debt	1,179	—	—	—	1,179
Intercompany loans payable	225	435	679	(1,339)	—
Pension and retirement benefit liabilities	—	152	190	—	342
Deferred income taxes	—	—	68	—	68
Other long-term liabilities	—	14	53	—	67
Total liabilities	1,415	792	1,383	(1,451)	2,139
Total equity (deficit)	517	1,612	303	(1,915)	517
Total liabilities and equity	$1,932	$2,404	$1,686	$(3,366)	$2,656

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2016
CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$39	$1	$188	$—	$228
Accounts receivable	—	77	203	—	280
Due from affiliates	—	86	41	(127)	—
Inventories:
Raw materials	—	71	48	—	119
Finished and in-process goods	—	118	153	—	271
Other current assets	—	16	34	—	50
Total current assets	39	369	667	(127)	948
Investment in unconsolidated entities	1,556	257	20	(1,813)	20
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	1	19	—	20
Intercompany loans receivable	264	927	51	(1,242)	—
Property, plant and equipment, net	—	526	549	—	1,075
Goodwill	—	105	106	—	211
Other intangible assets, net	—	136	187	—	323
Total assets	$1,859	$2,321	$1,608	$(3,182)	$2,606
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$64	$174	$—	$238
Due to affiliates	—	41	86	(127)	—
Debt payable within one year	—	—	36	—	36
Interest payable	11	—	—	—	11
Income taxes payable	—	—	8	—	8
Accrued payroll and incentive compensation	—	35	26	—	61
Other current liabilities	—	41	81	—	122
Total current liabilities	11	181	411	(127)	476
Long-term liabilities:
Long-term debt	1,167	—	—	—	1,167
Intercompany loans payable	197	401	644	(1,242)	—
Pension and retirement benefit liabilities	—	168	173	—	341
Deferred income taxes	—	—	66	—	66
Other long-term liabilities	—	15	57	—	72
Total liabilities	1,375	765	1,351	(1,369)	2,122
Total equity (deficit)	484	1,556	257	(1,813)	484
Total liabilities and equity (deficit)	$1,859	$2,321	$1,608	$(3,182)	$2,606

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$300	$461	$(167)	$594
Cost of sales	—	245	381	(167)	459
Gross profit	—	55	80	—	135
Selling, general and administrative expense	—	46	39	—	85
Research and development expense	—	10	6	—	16
Restructuring and other costs	—	2	(7)	—	(5)
Other operating expense, net	—	1	—	—	1
Operating (loss) income	—	(4)	42	—	38
Interest expense (income), net	18	(6)	8	—	20
Other non-operating (income) expense, net	(1)	(3)	(1)	—	(5)
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(17)	5	35	—	23
Income tax expense	—	—	4	—	4
(Loss) income before earnings (losses) from unconsolidated entities	(17)	5	31	—	19
Earnings (losses) from unconsolidated entities, net of taxes	36	31	—	(67)	—
Net income (loss)	$19	$36	$31	$(67)	$19
Comprehensive income (loss)	$27	$43	$23	$(66)	$27

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$280	$467	$(161)	$586
Cost of sales	—	232	397	(161)	468
Gross profit	—	48	70	—	118
Selling, general and administrative expense	1	43	34	—	78
Research and development expense	—	9	8	—	17
Restructuring and other costs	—	5	(1)	—	4
Other operating expense (income), net	—	3	(1)	—	2
Operating (loss) income	(1)	(12)	30	—	17
Interest expense (income), net	19	(13)	13	—	19
Other non-operating (income) expense, net	—	(1)	6	—	5
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(20)	2	11	—	(7)
Income tax expense	—	—	4	—	4
(Loss) income before earnings (losses) from unconsolidated entities	(20)	2	7	—	(11)
Earnings (losses) from unconsolidated entities, net of taxes	10	8	1	(18)	1
Net (loss) income	$(10)	$10	$8	$(18)	$(10)
Comprehensive income (loss)	$11	$30	$37	$(67)	$11

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$561	$905	$(328)	$1,138
Cost of sales	—	489	744	(328)	905
Gross profit	—	72	161	—	233
Selling, general and administrative expense	—	91	77	—	168
Research and development expense	—	20	11	—	31
Restructuring and other costs	—	5	(5)	—	—
Other operating income, net	—	3	1	—	4
Operating (loss) income	—	(47)	77	—	30
Interest expense (income), net	36	(13)	16		39
Other non-operating income, net	(1)	(4)	1		(4)
Reorganization items, net	—	—	—		—
(Loss) income before income taxes and losses from unconsolidated entities	(35)	(30)	60	—	(5)
Income tax (benefit) expense	—	(6)	11		5
(Loss) income before earnings (losses) from unconsolidated entities	(35)	(24)	49	—	(10)
Earnings (losses) from unconsolidated entities, net of taxes	25	49	—	(74)	—
Net (loss) income	$(10)	$25	$49	$(74)	$(10)
Comprehensive income (loss)	$31	$66	$60	$(126)	$31

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$536	$880	$(294)	$1,122
Cost of sales	—	451	757	(294)	914
Gross profit	—	85	123	—	208
Selling, general and administrative expense	1	98	59	—	158
Research and development expense	—	20	13	—	33
Restructuring and other costs	—	4	5	—	9
Other operating income, net	—	3	5	—	8
Operating (loss) income	(1)	(40)	41	—	—
Interest expense (income), net	37	(25)	26	—	38
Other non-operating (income) expense, net	(9)	(1)	3	—	(7)
Reorganization items, net	—	1	—	—	1
(Loss) income before income taxes and losses from unconsolidated entities	(29)	(15)	12	—	(32)
Income tax (benefit) expense	—	(11)	7	—	(4)
(Loss) income before earnings (losses) from unconsolidated entities	(29)	(4)	5	—	(28)
Earnings (losses) from unconsolidated entities, net of taxes	2	6	1	(8)	1
Net (loss) income	$(27)	$2	$6	$(8)	$(27)
Comprehensive income (loss)	$52	$80	$60	$(140)	$52

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(4)	$(20)		$27		$(13)	$(10)
Cash flows (used in) provided by investing activities:						\
Capital expenditures	—	(29)		(48)		—	(77)
Purchase of business	—	(9)		—		—	(9)
Purchases of intangible assets	—	(1)		(1)		—	(2)
Return of capital from subsidiary from sales of accounts receivable	—	23	(a)	—		(23)	—
	—	(16)		(49)		(23)	(88)
Cash flows (used in) provided by financing activities:
Net intercompany loan (repayments) borrowings	(16)	37		(21)		—	—
Common stock dividends paid	(1)	—		(13)		13	(1)
Return of capital to parent from sales of accounts receivable	—	—		(23)	(a)	23	—
	(17)	37		(57)		36	(1)
(Decrease) increase in cash and cash equivalents	(21)	1		(79)		—	(99)
Effect of exchange rate changes on cash and cash equivalents	—	—		3		—	3
Cash and cash equivalents (unrestricted), beginning of period	39	1		184		—	224
Cash and cash equivalents (unrestricted), end of period	$18	$2		$108		$—	$128

(a)
During the six months ended June 30, 2017, Momentive Performance Materials USA LLC contributed receivables of $23 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$74	$(22)		$39		$(37)	$54
Cash flows (used in) provided by investing activities:
Capital Expenditures	—	(22)		(31)		—	(53)
Purchases of intangible assets	—	(1)		—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	—	31	(a)	—		(31)	—
	—	8		(31)		(31)	(54)
Cash flows (used in) provided by financing activities:
Net short-term debt (repayments) borrowings	(3)	—		4		—	1
Repayments of long-term debt	(16)	—		—		—	(16)
Net intercompany loan (repayments) borrowings	(42)	42		—		—	—
Common stock dividends paid	—	(29)		(8)		37	—
Return of capital to parent from sales of accounts receivable	—	—		(31)	(a)	31	—
	(61)	13		(35)		68	(15)
Decrease in cash and cash equivalents	13	(1)		(27)		—	(15)
Effect of exchange rate changes on cash and cash equivalents	—	—		4		—	4
Cash and cash equivalents (unrestricted), beginning of period	57	2		158		—	217
Cash and cash equivalents (unrestricted), end of period	$70	$1		$135		$—	$206

(a)
During the six months ended June 30, 2016, Momentive Performance Materials USA LLC contributed receivables of $31 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)

The following commentary should be read in conjunction with the condensed consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Momentive’s and MPM’s most recent Annual Report on Form 10-K and amendments thereto.
Within the following discussion, unless otherwise stated, “the second quarter of 2017” refers to the three months ended June 30, 2017, and “the second quarter of 2016” refers to the three months ended June 30, 2016.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our transformation and restructuring activities, growth and productivity initiatives, anticipated cost savings, growth, and market recovery, and competitiveness. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, adverse rulings in litigation, significant work stoppages, difficulties with the realization of cost savings in connection with our global restructuring, transformation, and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, and our ability to obtain additional financing. For a more detailed discussion of these and other risk factors, see the “Risk Factors” section of Momentive’s and MPM’s most recent Annual Report on Form 10-K and in our other SEC filings. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
Six Months Ended June 30, 2017 Overview

•
Net Sales—Net sales increased approximately $16 in the first half of 2017 as compared to the first half of 2016. The increase in net sales reflected an improved product mix in specialty silicone products and higher quartz business sales, which was partially offset by intentionally lower volumes of siloxane derivative products primarily as a result of ceasing siloxane production at our Leverkusen, Germany facility.

•
Net (Loss) Income —During the first half of 2017, net loss decreased by $17 for both Momentive and MPM, compared to the first half of 2016, primarily due to the increase in gross profit and the gain recognition from an insurance claim, offset by a gain

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

on extinguishment of debt not recurring during the first half of 2017, an increase in selling, general and administrative expense, and an increase in income tax expense.

•
Segment EBITDA—Segment EBITDA increased by $36 in the first half of 2017 for both Momentive and MPM, as compared to the first half of 2016. The increase in Segment EBITDA was driven primarily by improved demand in automotive, consumer products, and electronics markets, as well as production efficiencies, and raw material deflation in the silicones segment. In addition, the quartz business segment EBITDA improved by $10 due to improved sales, cost controls and substantially improved manufacturing efficiencies.

Short-term Outlook
As we look into the remaining quarters of 2017, we expect continued growth in demand for our specialty silicones products, particularly as we continue to benefit from investment in new product development and expanding our capabilities. We anticipate growth in these remaining quarters to be supported by improving global macroeconomic conditions and further bolstered by our recent acquisition of Sea Lion Technology. Additionally, we expect 2017 sales results to reflect significant mix improvement as we intentionally reduced exposure to under-performing siloxane derivative products and replaced capacity with higher margin specialty products. Our third quarter results will be impacted by the intentional delays in our turnarounds to help rebalance our supply chain after the work stoppage at our Waterford, NY facility.
We are continuing to leverage our research and development capabilities and invest in high-growth product lines and geographical regions, positioning the Company for long-term success. We are also focused on gaining productivity efficiencies to reduce raw material costs and improve margins through investments in improved operational reliability. We continue to evaluate additional actions, as well as productivity measures, that could support further cost savings. Such actions could include additional restructuring and incremental exit and disposal costs.
We have implemented approximately $48 in annual structural cost reduction initiatives through our previously announced global restructuring program, which have begun delivering significant savings. Cumulatively through June 30, 2017, Momentive has achieved approximately $38 of savings under this program.
We remain focused on driving free cash flow, defined as cash flows from operating activities less capital expenditures, and optimizing net working capital, as defined in the Liquidity and Capital Resources section below, in fiscal year 2017. We expect net working capital to be a source of cash for the remainder of 2017.
Matters Impacting Comparability of Results
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and re-measurement of actuarial gains and losses. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. Actuarial gains and losses resulting from pension and postretirement liability re-measurements are recognized immediately in the unaudited Condensed Consolidated Statements of Operations. These actuarial gains and losses were determined using various assumptions, the most significant of which were (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,				Three Months Ended June 30,
	2017		2016		2017		2016
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$594	100%	$586	100%	$594	100%	$586	100%
Cost of sales	459	77%	468	80%	459	77%	468	80%
Gross profit	135	23%	118	20%	135	23%	118	20%
Selling, general and administrative expense	85	15%	78	13%	85	15%	78	13%
Research and development expense	16	3%	17	3%	16	3%	17	3%
Restructuring and other costs	(5)	(1)%	4	1%	(5)	(1)%	4	1%
Other operating expense, net	1	—%	2	—%	1	—%	2	—%
Operating income	38	6%	17	3%	38	6%	17	3%
Interest expense, net	20	3%	19	3%	20	3%	19	3%
Gain on extinguishment of debt	—	—%	—	—%	—	—%	—	—%
Other non-operating (income) expense, net	(5)	(1)%	5	1%	(5)	(1)%	5	1%
Reorganization items, net	—	—%	—	—%	—	—%	—	—%
Total non-operating expense	15	2%	24	4%	15	2%	24	4%
Income (loss) before income taxes and earnings from unconsolidated entities	23	4%	(7)	(1)%	23	4%	(7)	(1)%
Income tax expense	4	1%	4	1%	4	1%	4	1%
Income (loss) before earnings from unconsolidated entities	19	3%	(11)	(2)%	19	3%	(11)	(2)%
Earnings from unconsolidated entities, net of taxes	—	—%	1	—%	—	—%	1	—%
Net Income (loss)	$19	3%	$(10)	(2)%	$19	3%	$(10)	(2)%
Other comprehensive income	$8		$21		$8		$21
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
Net Sales
Net sales in the second quarter of 2017 increased $8, or 1%, compared to the second quarter of 2016. This increase was primarily due to a favorable price/mix shift of approximately $25, which was offset by a volume decrease of approximately $12, both driven by our intentional mix shift towards higher-margin products versus less profitable commodity products and unfavorable foreign exchange rate fluctuations of $5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating income
In the second quarter of 2017, operating income increased by $21 for both Momentive and MPM, compared to the second quarter of 2016. Cost of sales decreased by $9 for both Momentive and MPM, compared to the second quarter of 2016 primarily due to savings related to favorable exchange rate fluctuations. Selling, general and administrative expense increased by $7 for both Momentive and MPM, compared to the second quarter of 2016 primarily due to the impact of a merit increase implemented in 2016, timing of services, and unfavorable exchange rate fluctuations of $2. Research and development expense for the second quarter of 2017 decreased by $1 for both Momentive and MPM compared to the second quarter of 2016 primarily related to the timing of new projects. Restructuring and other costs decreased by $9 for both Momentive and MPM, mainly due to the gain related to an insurance reimbursement of $10 during the quarter ended June 30, 2017, related to fire damage at our Leverkusen, Germany facility. Other operating expense decreased by $1 for both Momentive and MPM, during the second quarter of 2017 compared to the second quarter of 2016, mainly due to the non-recurrence of impairment of certain assets in 2017.
Non-Operating Expense
In the second quarter of 2017, total non-operating expense decreased by $9 compared to the second quarter of 2016 for both Momentive and MPM, mainly due to favorable foreign exchange fluctuations on certain intercompany arrangements during the second quarter of 2017.
Income Tax Expense
The effective tax rate was 17% for both Momentive and MPM, for the three months ended June 30, 2017 and (57)% for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, and tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), legislative changes in Italy and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three months ended June 30, 2017, income taxes included favorable discrete tax adjustments of $5 pertaining to legislative changes in Italy and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2017, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided for deferred taxes on gains of $11, which could result in a tax obligation of $3, based on currency exchange rates as of June 30, 2017. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income (Loss)
In the second quarter of 2017, foreign currency translation positively impacted other comprehensive income by $9 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the first quarter of 2017, amortization of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $1.
In the second quarter of 2016, foreign currency translation positively impacted other comprehensive income by $21 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S dollar against the Japanese yen and the Euro.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,138	100%	$1,122	100%	$1,138	100%	$1,122	100%
Cost of sales	905	80%	914	81%	905	80%	914	81%
Gross profit	233	20%	208	19%	233	20%	208	19%
Selling, general and administrative expense	169	14%	159	14%	168	14%	158	14%
Research and development expense	31	3%	33	3%	31	3%	33	3%
Restructuring and other costs	—	—%	9	1%	—	—%	9	1%
Other operating expense	4	—%	8	1%	4	—%	8	1%
Operating income (loss)	29	3%	(1)	—%	30	3%	—	—%
Interest expense, net	39	4%	38	3%	39	4%	38	3%
Gain on extinguishment of debt	—	—%	(9)	(1)%	—	—%	(9)	(1)%
Other non-operating (income) expense, net	(4)	—%	2	—%	(4)	—%	2	—%
Reorganization items, net	—	—%	1	—%	—	—%	1	—%
Total non-operating expense	35	4%	32	2%	35	4%	32	2%
Loss before income taxes and earnings from unconsolidated entities	(6)	(1)%	(33)	(2)%	(5)	(1)%	(32)	(2)%
Income tax expense (benefit)	5	—%	(4)	—%	5	—%	(4)	—%
Loss before earnings from unconsolidated entities	(11)	(1)%	(29)	(2)%	(10)	(1)%	(28)	(2)%
Earnings from unconsolidated entities, net of taxes	—	—%	1	—%	—	—%	1	—%
Net loss	$(11)	(1)%	$(28)	(2)%	$(10)	(1)%	$(27)	(2)%
Other comprehensive income	$41		$79		$41		$79

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Net Sales
Net sales in the first half of 2017 increased $16 or 1%, compared to the first half of 2016. This increase was primarily due to a favorable price/mix shift of $42, which was offset by a volume decrease of approximately $19, driven by our intentional mix shift towards higher-margin products versus less profitable commodity products and unfavorable exchange rate fluctuations of approximately $7.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income
During the first half of 2017, operating income increased by $30 for both Momentive and MPM, compared to the first half of 2016. Cost of sales decreased by $9 compared to the first half of 2016 for both Momentive and MPM, primarily due to raw material cost deflation of $20 and $15 of savings related to favorable exchange rate fluctuations offset by $26 of higher net processing costs driven by the work stoppage in the first quarter of 2017. Selling, general and administrative expense increased by $10 for both Momentive and MPM, compared to the first half of 2016, primarily due to the impact of a merit increase implemented in 2016, timing of services, and unfavorable exchange rate fluctuations of $3 offset by lower actuarial re-measurement loss of $4 related to our pension and post retirement liabilities. Research and development expense for the first half of 2017 decreased by $2 compared to the first half of 2016 for both Momentive and MPM, primarily related to the timing of new projects. Restructuring and other costs decreased by $9 for both Momentive and MPM, mainly due to the gain related to an insurance reimbursement of $10, during the quarter ended June 30, 2017, related to fire damage at our Leverkusen, Germany facility. Other operating expense decreased by $4 for both Momentive and MPM, mainly due to the non-recurrence of impairment of certain assets in 2017.
Non-Operating Expense
In the first half of 2017, total non-operating expense increased by $3 compared to the first half of 2016 for both Momentive and MPM. The increase was primarily due to the gain on extinguishment of Second Lien Notes not recurring in 2017.
Income Tax Expense
The effective tax rate was (83)% and (100)% for Momentive and MPM, respectively, for the six months ended June 30, 2017 and 12% and 13% for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), and legislative changes in Italy and Japan.
For the six months ended June 30, 2017, income taxes included favorable discrete tax adjustments of $10 pertaining to benefits curtailment, legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions. For the six months ended June 30, 2016, income taxes included favorable discrete tax adjustments of $13 pertaining to a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2017, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $11, which could result in a tax obligation of $3, based on currency exchange rates as of June 30, 2017. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income (Loss)
In the first half of 2017, foreign currency translation positively impacted other comprehensive income by $31 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen and the euro. Also, for the first half of 2017, pension and postretirement benefit adjustments positively impacted other comprehensive income by $10, primarily due to the recognition of net prior service benefit related to the effect of certain plan provision changes.
In the first half of 2016, foreign currency translation negatively impacted other comprehensive loss by $59 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen and the euro. Also, for the first half of 2016, pension and postretirement benefit adjustments positively impacted other comprehensive income by $20, primarily due to the recognition of a net prior service credit related to the effect of plan redesign triggered by certain changes to company sponsored post-retiree medical, dental, vision and life insurance benefit plans.

Results of Operations by Segment
Our segments are based on the products that we offer and the markets that we serve. At June 30, 2017, we had two reportable segments: Silicones and Quartz.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales(1):
Silicones	$542	$539	$1,037	$1,039
Quartz	52	47	101	83
Total	$594	$586	$1,138	$1,122

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment EBITDA:
Silicones	$75	$70	$146	$120
Quartz	10	6	17	7
Corporate	(11)	(10)	(20)	(20)
Total	$74	$66	$143	$107

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment EBITDA:
Silicones	$75	$70	$146	$120
Quartz	10	6	17	7
Corporate	(11)	(10)	(19)	(19)
Total	$74	$66	$144	$108

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
Following is an analysis of the percentage change in sales by business from the three months ended June 30, 2016 to the three months ended June 30, 2017:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(3)%	5%	(1)%	1%
Quartz	11%	—%	—%	11%
Silicones
Net sales in the second quarter of 2017 increased $3, or 1%, compared to the second quarter of 2016. This increase was primarily due to favorable price/mix shift of approximately $25 driven by intentional mix shift towards higher-margin products versus less profitable commodity products, which was offset by volume decrease of $17 related to our actions to migrate our sales portfolio into high growth specialty markets and $5 due to the strengthening of the U.S. dollar.
Segment EBITDA in the second quarter of 2017 increased by $5 to $75 compared to the second quarter of 2016. This increase was primarily due to improved demand in automotive, consumer products and electronic markets, production efficiencies and raw material deflation.

Quartz
Net sales in the second quarter of 2017 increased $5, or 11%, compared to the second quarter of 2016. The increase was primarily due to volume increase of $5 mainly due to improved market conditions in the electronics market.

Segment EBITDA in the second quarter of 2017 increased by $4 to $10 compared to the second quarter of 2016. This increase was primarily due to the sales volume increase, cost controls, and improved manufacturing efficiencies.

Corporate
Corporate charges increased by $1 in the second quarter of 2017 for both Momentive and MPM, as compared to the second quarter of 2016.
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Following is an analysis of the percentage change in sales by business from the six months ended June 30, 2016 to the six months ended June 30, 2017:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(3)%	4%	(1)%	—%
Quartz	22%	—%	—%	22%
Silicones
Net sales in the first half of 2017 decreased $2, compared to the first half of 2016. This decrease was primarily due to volume decrease of $37 related to our actions to migrate our sales portfolio into high growth specialty markets and $7 due to the strengthening of the U.S. dollar, offset by approximately $42 driven by intentional mix/price shift towards higher-margin products versus less profitable commodity products.
Segment EBITDA in the first half of 2017 increased by $26 to $146 compared to the first half of 2016. This increase was primarily due to improved demand in automotive, consumer products, and electronic markets, and improved production efficiencies and raw material deflation.

Quartz
Net sales in the first half of 2017 increased $18, or 22%, compared to the first half of 2016. The increase was primarily due to volume increase of $18 mainly due to improved market conditions in the electronics market.
Segment EBITDA in the first half of 2017 decreased by $10 to $17 compared to the first half of 2016. This increase was primarily due to the sales volume increase, cost controls, and improved manufacturing efficiencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$19	$(10)	$(11)	$(28)
Interest expense, net	20	19	39	38
Income tax expense (benefit)	4	4	5	(4)
Depreciation and amortization	37	42	75	84
Gain on extinguishment and exchange of debt	—	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(2)	$7	$4	$11
Unrealized losses on pension and postretirement benefits	—	—	1	5
Restructuring and other costs	(4)	4	30	9
Reorganization items, net	—	—	—	1
Segment EBITDA	$74	$66	$143	$107

Segment EBITDA:
Silicones	$75	$70	$146	$120
Quartz	10	6	17	7
Corporate	(11)	(10)	(20)	(20)
Total	$74	$66	$143	$107

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$19	$(10)	$(10)	$(27)
Interest expense, net	20	19	39	38
Income tax expense (benefit)	4	4	5	(4)
Depreciation and amortization	37	42	75	84
Gain on extinguishment and exchange of debt	—	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(2)	$7	$4	$11
Unrealized losses on pension and postretirement benefits	—	—	1	5
Restructuring and other costs	(4)	4	30	9
Reorganization items, net	—	—	—	1
Segment EBITDA	$74	$66	$144	$108

Segment EBITDA:
Silicones	$75	$70	146	120
Quartz	10	6	17	7
Corporate	(11)	(10)	(19)	(19)
Total	$74	$66	$144	$108

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Items Not Included in Segment EBITDA
For the three and six months ended June 30, 2017 and June 30, 2016, non-cash charges primarily included asset impairment charges, stock based compensation expense and net foreign exchange transaction gains and losses related to certain intercompany arrangements.
For the six months ended June 30, 2017 and June 30, 2016, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three and six months ended June 30, 2017 and June 30, 2016, restructuring and other costs included expenses from restructuring and integration. In addition, for the three months ended June 30, 2017, these costs also included a gain related to an insurance reimbursement of $10 related to fire damage at our Leverkusen, Germany facility and for the six months ended June 30, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At June 30, 2017, we had $1,215 of outstanding indebtedness. In addition, at June 30, 2017, we had $342 in liquidity, consisting of the following:
•$128 of unrestricted cash and cash equivalents (of which $108 is maintained in foreign jurisdictions); and

•
$214 of availability under the ABL Facility ($270 borrowing base, less $56 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	% of LTM Net Sales	December 31, 2016	% of LTM Net Sales
Accounts receivable	$332	15%	$280	13%
Inventories	429	19%	390	17%
Accounts payable	(276)	(12)%	(238)	(11)%
Net working capital	$485	22%	$432	19%
The increase in net working capital of $53 from December 31, 2016, was due to an increase in accounts receivable because of timing of sales in the period and increased inventory due to the work stoppage at our Waterford, NY facility and normal seasonality, offset by an increase in accounts payable due to strategic efforts to improve payment terms.
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
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of June 30, 2017, we had no outstanding borrowings under the ABL Facility.
We expect to have adequate liquidity to fund our operations for the foreseeable future from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under the ABL Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Uses) sources of cash:
Operating activities	$(12)	$54	$(10)	$54
Investing activities	(87)	(54)	(88)	(54)
Financing activities	—	(15)	(1)	(15)
Effect of exchange rates on cash flows	3	4	3	4
Net decrease in cash and cash equivalents	$(96)	$(11)	$(96)	$(11)

Operating Activities
During the first half of 2017, the Company’s operations used $12 and $10 of cash for Momentive and MPM, respectively. Net loss of $11 and $10 for both Momentive and MPM, included $82 of net non-cash expense items, of which $75 was for depreciation and amortization, $12 was for the amortization of debt discount, $4 for loss on sale of certain assets, $2 for stock based compensation expense and $1 for unrealized actuarial loss from other post retirement liabilities. These were offset by a $9 change in deferred tax provisions and $4 related to unrealized foreign exchange gains. Net working capital used $34 of cash for both Momentive and MPM, primarily, due to increases in accounts receivable and inventories of $43 and $27, respectively, offset by a decrease in accounts payable of $36, primarily due to reasons stated in the preceding paragraphs. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions, were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
During the first half of 2016, the Company’s operations provided $54 of cash, Net loss of $28 and $27 for Momentive and MPM, respectively, included $85 of net non-cash items of which $84 was for depreciation and amortization, $12 was for amortization of debt discount, and $5 of unrealized actuarial loss from other post retirement liabilities. These were partially offset by a $14 change in deferred tax provisions and $9 related to a gain from extinguishment of our Second Lien Notes. Net working capital used $41 of cash for both Momentive and MPM, respectively, primarily due to increases in inventory of $25 and accounts receivable of $14, and a decrease in accounts payable of $2. Changes in other assets and liabilities, driven by timing of when items were expensed versus paid, which primarily included interest expense, pension plan contributions and taxes.
Investing Activities
During the first half of 2017, investing activities used $77 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects and $9 related to our acquisition of a business. We are on track in maintaining the fiscal year 2017 capital expenditure budget of approximately $161.
During the first half of 2016 investing activities used $54 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance, capital improvement and maintenance projects.
Financing Activities
During the first half of 2017, Momentive did not have any financing activity and MPM’s financing activity comprised of dividend to Momentive.
During the first half of 2016, Momentive and MPM’s financing activities used $15 of cash, which primarily related to the extinguishment of $29 aggregate principal amount of our Second Lien Notes.
At June 30, 2017, there were $56 in outstanding letters of credit and no outstanding borrowings under our ABL Facility, leaving unused borrowing capacity of $214.
The credit agreement governing the ABL Facility contains various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our First Lien Notes and Second Lien Notes (collectively, the “notes”). In addition, the credit agreement governing the ABL Facility and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends and these restrictions are subject to exceptions.
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
At June 30, 2017, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges and Pro forma Fixed Charge Coverage Ratio as calculated under our indentures and ABL Facility for the period presented:

June 30, 2017
LTM Period
Net loss	$(144)
Interest expense, net	77
Income tax expense	27
Depreciation and amortization	176
EBITDA	136
Adjustments to EBITDA
Restructuring and other costs(a)	92
Reorganization items, net(b)	1
Unrealized gains losses on pension and postretirement benefits (c)	29
Pro forma cost savings (d)	10
Acquisitions (e)	2
Non-cash charges (f)	18
Exclusion of Unrestricted Subsidiary results(g)	(31)
Adjusted EBITDA	$257
Adjusted EBITDA less Capital Expenditures and Cash Taxes	$91
Pro forma fixed charges(h)	$55
Ratio of Adjusted EBITDA to Fixed Charges(i)	4.67
Pro forma Fixed Charge Coverage Ratio(j)	1.65

(a)	Primarily includes expenses related to our global restructuring program, siloxane production transformation, work stoppage and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability curtailment and re-measurements.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management.

(e)	Reflects pro forma unrealized EBITDA related to Momentive’s acquisition of the operating assets of Sea Lion Technology, Inc. as if the business was acquired at the beginning of the LTM period.

(f)	Non-cash charges primarily include the effects of foreign exchange gains and losses and impacts of asset impairments and disposals, and stock-based compensation expense.

(g)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility and the indentures that govern our notes.

(h)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at June 30, 2017 adjusted for applicable restricted payments.

(i)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2017, we were able to satisfy this test and incur additional indebtedness under these indentures.

(j)
Represents Pro forma Fixed Charge Coverage Ratio (the “FCCR”) as defined in the credit agreement for the ABL Facility. If the availability under the ABL Facility is less than the greater of (a) 12.5% of the borrowing base and, (b) $27 million, then the FCCR must be greater than 1.0 to 1.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2016 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such disclosure during the six months ended June 30, 2017.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of June 30, 2017.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of June 30, 2017.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first half of 2017 for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016 and the amendments thereto.
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

Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Momentive and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in Momentive’s and MPM’s 2016 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.    Other Information

None

Item 6.    Exhibits

10.1*†	2016 Incentive Compensation Plan

10.2*†	2017 Incentive Compensation Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certifications for MPM Holdings Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certifications for Momentive Performance Materials Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certifications for MPM Holdings Inc.

32.2*	Section 1350 Certifications for Momentive Performance Materials Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	August 8, 2017	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	August 8, 2017	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)