Form 10-Q
period 2017-09-30
Momentive Performance Materials Inc.; MPM Holdings Inc.
filed 2017-10-31
CIK 1405041, 1624826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on October 27, 2017, was 48,121,634 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on October 27, 2017, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $1 and $4 at September 30, 2017 and December 31, 2016, respectively)	$144	$228	$144	$228
Accounts receivable (net of allowance for doubtful accounts of $4 at both September 30, 2017 and December 31, 2016)	332	280	332	280
Inventories:
Raw materials	152	119	152	119
Finished and in-process goods	276	271	276	271
Other current assets	64	50	64	50
Total current assets	968	948	968	948
Investment in unconsolidated entities	19	20	19	20
Deferred income taxes	13	9	13	9
Other long-term assets	11	20	11	20
Property, plant and equipment:
Land	78	74	78	74
Buildings	327	307	327	307
Machinery and equipment	1,100	959	1,100	959
	1,505	1,340	1,505	1,340
Less accumulated depreciation	(354)	(265)	(354)	(265)
	1,151	1,075	1,151	1,075
Goodwill	216	211	216	211
Other intangible assets, net	308	323	308	323
Total assets	$2,686	$2,606	$2,686	$2,606
Liabilities and Equity
Current liabilities:
Accounts payable	$274	$238	$274	$238
Debt payable within one year	36	36	36	36
Interest payable	25	11	25	11
Income taxes payable	6	8	6	8
Accrued payroll and incentive compensation	60	61	60	61
Other current liabilities	109	123	107	122
Total current liabilities	510	477	508	476
Long-term liabilities:
Long-term debt	1,185	1,167	1,185	1,167
Pension and postretirement benefit liabilities	337	341	337	341
Deferred income taxes	67	66	67	66
Other long-term liabilities	70	73	70	72
Total liabilities	2,169	2,124	2,167	2,122
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,121,634 and 48,058,114 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively			—	—
Additional paid-in capital	867	864	865	863
Accumulated other comprehensive loss	(25)	(76)	(25)	(76)
Accumulated deficit	(325)	(306)	(321)	(303)
Total equity	517	482	519	484
Total liabilities and equity	$2,686	$2,606	$2,686	$2,606

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share and per share data)	2017	2016	2017	2016
Net sales	$594	$567	$1,732	$1,689
Cost of sales	473	457	1,378	1,371
Gross profit	121	110	354	318
Costs and expenses:
Selling, general and administrative expense	83	79	252	238
Research and development expense	17	17	48	50
Restructuring and discrete costs (See Note 3)	6	2	6	11
Other operating (income) expense, net	(2)	2	2	10
Operating income	17	10	46	9
Interest expense, net (See Note 6)	21	19	60	57
Gain on extinguishment of debt (See Note 6)	—	—	—	(9)
Non-operating (income) expense, net	(3)	—	(7)	2
Reorganization items, net	—	—	—	1
Loss before income taxes and earnings (losses) from unconsolidated entities	(1)	(9)	(7)	(42)
Income tax expense (See Note 12)	6	8	11	4
Loss before earnings (losses) from unconsolidated entities	(7)	(17)	(18)	(46)
Earnings (losses) from unconsolidated entities, net of taxes	(1)	—	(1)	1
Net loss	$(8)	$(17)	$(19)	$(45)

Net loss per share:
Net loss per common share—basic	$(0.17)	$(0.35)	$(0.39)	$(0.94)
Net loss per common share—diluted	$(0.17)	$(0.35)	$(0.39)	$(0.94)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,121,634	48,058,114	48,109,535	48,047,340
Weighted average common shares outstanding—diluted	48,121,634	48,058,114	48,109,535	48,047,340

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net sales	$594	$567	$1,732	$1,689
Cost of sales	473	457	1,378	1,371
Gross profit	121	110	354	318
Costs and expenses:
Selling, general and administrative expense	83	78	251	236
Research and development expense	17	17	48	50
Restructuring and discrete costs (See Note 3)	6	2	6	11
Other operating (income) expense, net	(2)	2	2	10
Operating income	17	11	47	11
Interest expense, net (See Note 6)	21	19	60	57
Gain on extinguishment of debt (See Note 6)	—	—	—	(9)
Non-operating (income) expense, net	(3)	—	(7)	2
Reorganization items, net	—	—	—	1
Loss before income taxes and earnings (losses) from unconsolidated entities	(1)	(8)	(6)	(40)
Income tax expense (See Note 12)	6	8	11	4
Loss before earnings (losses) from unconsolidated entities	(7)	(16)	(17)	(44)
Earnings (losses) from unconsolidated entities, net of taxes	(1)	—	(1)	1
Net loss	$(8)	$(16)	$(18)	$(43)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net loss	$(8)	$(17)	$(19)	$(45)
Other comprehensive income, net of tax:
Foreign currency translation	11	8	42	67
Net prior service credit	(1)	(1)	9	19
Other comprehensive income	10	7	51	86
Comprehensive (loss) income	$2	$(10)	$32	$41

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net loss	$(8)	$(16)	$(18)	$(43)
Other comprehensive income, net of tax:
Foreign currency translation	11	8	42	67
Net prior service credit	(1)	(1)	9	19
Other comprehensive income	10	7	51	86
Comprehensive (loss) income	$2	$(9)	$33	$43

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Cash flows (used in) provided by operating activities
Net loss	$(19)	$(45)	$(18)	$(43)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	117	132	117	132
Unrealized actuarial losses from pensions and other post retirement liabilities	1	5	1	5
Deferred income tax benefit	(10)	(14)	(10)	(14)
Unrealized foreign currency gains	(4)	(2)	(4)	(2)
Amortization of debt discount	18	17	18	17
Gain on the extinguishment of debt	—	(9)	—	(9)
Stock based compensation	3	3	2	3
Other non-cash adjustments	9	8	9	8
Net change in assets and liabilities:
Accounts receivable	(40)	(13)	(40)	(13)
Inventories	(20)	(31)	(20)	(31)
Accounts payable	27	(9)	27	(9)
Income taxes payable	—	5	—	5
Other assets, current and non-current	(3)	(8)	(3)	(8)
Other liabilities, current and non-current	(33)	38	(31)	38
Net cash provided by operating activities	46	77	48	79
Cash flows used in investing activities
Capital expenditures	(123)	(85)	(123)	(85)
Purchases of intangible assets	(2)	(1)	(2)	(1)
Dividend from MPM	1	1	—	—
Proceeds from sale of assets	—	1	—	1
Purchase of a business	(9)	—	(9)	—
Change in restricted cash	3	—	3	—
Net cash used in investing activities	(130)	(84)	(131)	(85)
Cash flows used in financing activities
Net short-term debt borrowings	(1)	2	(1)	2
Repayments of long-term debt	—	(16)	—	(16)
Dividends paid	—	—	(1)	(1)
Net cash used in financing activities	(1)	(14)	(2)	(15)
Decrease in cash and cash equivalents	(85)	(21)	(85)	(21)
Effect of exchange rate changes on cash and cash equivalents	4	5	4	5
Cash and cash equivalents (unrestricted), beginning of period	224	217	224	217
Cash and cash equivalents (unrestricted), end of period	$143	$201	$143	$201
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$30	$29	$30	$29
Income taxes, net of refunds	20	13	20	13
Non-cash investing activity:
Capital expenditures included in accounts payable	$25	$21	$25	$21

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(In millions, except share data)	Shares	Amount
Balance as of December 31, 2016	48,058,114	$—	$864	$(76)	$(306)	$482
Net loss	—	—	—	—	(19)	(19)
Other comprehensive income	—	—	—	51	—	51
Stock-based compensation expense	—	—	3	—	—	3
Issuance of common stock	63,520	—	—	—	—	—
Balance as of September 30, 2017	48,121,634	$—	$867	$(25)	$(325)	$517

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2016	$—	$863	$(76)	$(303)	$484
Net loss	—	—	—	(18)	(18)
Other comprehensive income	—	—	51	—	51
Capital contribution from parent	—	2	—	—	2
Balance as of September 30, 2017	$—	$865	$(25)	$(321)	$519

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
Based in Waterford, New York, the Company, is comprised of, effective as of the third quarter of 2017 as described in Note 10, four operating and reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies, and Corporate. Performance Additives is a global business engaged in the manufacture, sale and distribution of specialty silanes, silicone fluids and urethane additives. Formulated and Basic Silicones is a global business engaged in the manufacture, sale and distribution of sealants, electronics materials, coatings, elastomers and basic silicone fluids. Quartz Technologies, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. Corporate includes corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions.
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

Business Acquisitions—In January 2017 the Company acquired the operating assets of Sea Lion Technology, Inc. to further support the Silanes business of its Performance Additives segment. The Company previously had a tolling relationship with Sea Lion Technology, Inc. on their site. The Company believes the acquisition will enable it to further strategically leverage these assets in support of the NXT* silane business. The Company paid $9 in cash to acquire Sea Lion Technology, Inc., and acquired substantially all of its property, plant and equipment. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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
*NXT is a trademark of Momentive Performance Materials Inc.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Board Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Board Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued Accounting Standards Board Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. In December 2016, the FASB issued Accounting Standards Board Update No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers, which facilitates 13 technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. In September 2017, the FASB issued Accounting Standards Board Update No. 2017-13: Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies transition provisions for certain public business entities. The effective dates for the ASUs issued in 2016 and 2017 are the same as the effective date for ASU 2014-09. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 is permitted. Entities have the option of using either a full retrospective approach or a modified retrospective approach to adopt the guidance in ASU 2014-09. The Company expects to utilize the modified retrospective approach. The Company has started its evaluation process to assess the impact of the new guidance on its ongoing financial reporting. The evaluation process includes tasks such as performing an initial scoping analysis to identify key revenue streams, reviewing current revenue-based contracts and evaluating revenue recognition requirements in order to prepare a high-level road map and implementation work plan. As the Company completes its overall assessment, the Company is also identifying and preparing to implement changes, if any, to its accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

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
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Pursuant to the guidance in ASU 2016-02, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. In September 2017, the FASB issued Accounting Standards Board Update No. 2017-13: Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies transition provisions for certain public business entities. The effective dates for the ASU issued in 2017 are the same as the effective date for ASU 2016-02. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effect of the standard on its ongoing financial reporting.
In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides new guidance designed to reduce existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU addresses eight specific cash flow issues, of which the following are expected to be applicable to the Company: 1) debt prepayment and extinguishment costs, 2) proceeds from settlement of insurance claims, 3) distributions received from equity method investments, and 4) separately identifiable cash flows and application of the predominance principle. In addition, in November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods, with retrospective application to each period presented being required and early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.
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
  In January 2017, the FASB issued Accounting Standards Board Update No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, which eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments in this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU need to be applied on a prospective basis. The Company is currently evaluating whether to early adopt this ASU.
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
In May 2017 the FASB issued Accounting Standards Update No. 2017-09: Compensation - Stock Compensation (Topic 718). The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU’s amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. An entity need to apply the amendments in this ASU on a prospective basis to an award modified on or after the adoption date. The impact on the Company’s consolidated financial statements would vary depending on the nature of any potential future changes to share-based payment awards.
All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have an impact once adopted.
3. Restructuring Expenses and Discrete Costs

Included in restructuring and discrete costs are costs related to restructuring (primarily severance payments associated with work force reductions) and services and other expenses associated with cost optimization programs and transformation savings activities.

In November 2015 and as expanded in March and May 2016, the Company announced a global restructuring program to reduce costs through global selling, general and administrative expenses reductions and productivity actions at the Company’s operating facilities. The Company expected the program cost, primarily severance related, to be approximately $15. Substantially all of these charges will result in cash expenditures. These costs primarily relate to the Formulated and Basic Silicones and Performance Additives operating segments and are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and discrete costs on the Consolidated Statement of Operations.

In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability once fully implemented. The planned reduction is expected to be fully implemented in 2017 and is incremental to the Company’s global restructuring program. This restructuring will result in an overall reduction of employment at the site. The Company recorded severance related costs of approximately $3, some of which was paid in late 2016 and the remaining to be paid in 2017. In addition, as a result of the siloxane production transformation programs, the Company recognized $17 of accelerated depreciation associated with asset retirement obligations during the year ended December 31, 2016 and $6 during the three months and nine months ended September 30, 2017.

The total charges incurred to date on the above restructuring programs were $16.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at December 31, 2016	4
Restructuring charges	1
Payments	—
Accrued liability at March 31, 2017	5
Restructuring charges	—
Payments	(1)
Accrued liability at June 30, 2017	4
Restructuring Charges	2
Payments	(2)
Accrued Liability at September 30, 2017	$4

For both the three months ended September 30, 2017 and 2016, the Company recognized other costs of $4. For the nine months ended September 30, 2017 and 2016, the company recognized other costs of $3 and $10, respectively. The costs in 2017 and 2016 were primarily comprised of one-time expenses for services and integration, whereas the costs in 2017 were offset by a gain related to an insurance reimbursement of $15 related to fire damage at our Leverkusen, Germany facility. These are included in “Restructuring and discrete costs” in the Condensed Consolidated Statements of Operations. Refer to Note 10 for further details regarding these costs.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2017, is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2018 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
Pursuant to the Shared Services Agreement, during the nine months ended September 30, 2017 and 2016, the Company incurred approximately $31 and $38, respectively, of net costs for shared services and Hexion incurred approximately $41 and $50, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2017 and 2016, were net billings from Hexion to the Company of $21 and $23, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $2 and $5 at September 30, 2017 and December 31, 2016, respectively, and no accounts receivable from Hexion under this agreement.
Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three and nine months ended September 30, 2017, the Company sold $6 and $17, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. During the three and nine months ended September 30, 2016, the Company sold $7 and $20, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. As of both September 30, 2017 and December 31, 2016, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.

The Company also sells other products to, and purchases products from Hexion. These transactions were not material as of September 30, 2017.
Purchases and Sales of Products and Services with Affiliates other than Hexion.

The Company also sells products to, and purchases products from its affiliates other than Hexion. These transactions were not material as of September 30, 2017.

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

Recurring Fair Value Measurements
At both September 30, 2017 and December 31, 2016, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counter-parties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or nine months ended September 30, 2017.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2017
Debt	$1,221	$—	$1,341	$—	$1,341
December 31, 2016
Debt	$1,203	$—	$1,243	$—	$1,243
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

6. Debt Obligations
As of September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at September 30, 2017 were $55, leaving an unused borrowing capacity of $215. On October 30, 2017, the Company received commitments to extend the maturity of the ABL Facility from October 2019 to five years from the closing of an equity offering by the Company, subject to certain conditions and exceptions.
As of September 30, 2017, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
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
At September 30, 2017, the weighted average interest rate of the Company’s long term debt was 4.40%.

Debt outstanding at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017		December 31, 2016
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $90 and $105 of unamortized debt discount, respectively)	1,010	—	995	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $27 and $30 of unamortized debt discount, respectively)	175	—	172	—
Other Borrowings:
China bank loans	—	36	—	36
Total debt	$1,185	$36	$1,167	$36
Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 14).

7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 and $3 at September 30, 2017 and December 31, 2016, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of September 30, 2017 and December 31, 2016, the Company had recognized total obligations of approximately $12 and $13, respectively, for remediation costs at the Company’s manufacturing facilities and off-site landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	September 30, 2017		September 30, 2016
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$9.83	$8.93	$9.83	$8.93
Assumptions:
Strike Price	$10.25	$10.25	$10.25	$10.25
Risk-free interest rate	0.80%	0.80%	0.80%	0.80%
Expected term	1.62 years	1.62 years	1.62 years	1.62 years
Expected volatility	60.00%	60.00%	60.00%	60.00%
Tranche Market Threshold	$20.00	$25.00	$20.00	$25.00

Information on Stock Options activity is as follows:

	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at January 1, 2017	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	—		—
Expired	—		—
Balance as of September 30, 2017	782,040	$10.33	782,040	$10.33

As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 with respect to stock options. At both September 30, 2017 and December 31, 2016, unrecognized compensation expense related to non-vested stock options was $15. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.
Restricted Stock Units
Information on Restricted Stock Units activity is as follows:

	Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Balance at January 1, 2017	733,840	$19.23
Granted	42,056	18.28
Vested	(63,520)	10.35	1
Forfeited	—
Expired	—
Balance as of September 30, 2017	712,376	$19.92
The fair market values related to the RSUs at the different grant dates were derived from material financial weighted analysis of the Company’s value as implied at emergence from Chapter 11 Bankruptcy or by the sales of stock completed with related parties and adjusted to reflect current and future market conditions and the Company’s expected financial performances at the grant date. The material financial weighted analysis consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The employees’ and named executive officers’ RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date. The directors’ RSUs are 100% vested upon the first anniversary of the date of grant.
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
There were no performance-based achievements during the three and nine months ended September 30, 2017. The fair value of the Company’s RSUs, net of forfeitures, is expensed on a straight-line basis over the required service period.
Stock-based compensation expense related to the RSU awards was approximately $1 for both the three months ended September 30, 2017 and 2016 and $3 for both the nine months ended September 30, 2017 and 2016 for Momentive, whereas for MPM, it was $0 and $1 for the three months ended September 30, 2017 and 2016, respectively, and $2 and $3 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, unrecognized compensation related to RSU awards was $6 and expense will be recognized over the remaining 1.57 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, substantially all of the underlying compensation cost represents compensation costs paid by Momentive on MPM’s behalf, as a result of the MPM’s employees’ services to MPM. Upon vesting of awards, Momentive will issue new stock to deliver shares under the MPMH Equity Plan.

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$3	$2	$3	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	—	3	1	—	—	1	—
Expected return on assets	(2)	—	(2)	(1)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Net periodic benefit cost	$2	$3	$3	$3	$(1)	$—	$—	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$5	$9	$5	$8	$—	$—	$1	$—
Interest cost on projected benefit obligation	7	2	7	3	1	—	2	—
Expected return on assets	(7)	—	(6)	(1)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(3)	—	(2)	—
Actuarial loss (1)	—		—	—	1	—	5	—
Net periodic benefit cost	$5	$11	$6	$10	$(1)	$—	$6	$—

(1)
The actuarial loss on U.S. non-pension post-retirement benefit plans of $1 and $5 during the nine months ended September 30, 2017 and 2016, respectively relates to the decrease in discount rate as a result of the re-measurement of the accumulated postretirement benefit obligation on company sponsored post-retiree medical, dental, vision and life insurance benefit plans. These were triggered by plan provision changes for active retirees and employees. The Company recorded this expense in Selling, general and administrative expense in the unaudited Consolidated Statements of Operations.

10. Segment Information and Customers
In the third quarter of 2017, the Company reorganized its segment structure and bifurcated its Silicones segment into Performance Additives and Formulated and Basic Silicones to better reflect the Company’s specialty chemical portfolio and related performance. This reorganization included a change in the Company’s operating segments from two to four segments. The Company reorganized to the new four segment model, by implementing the following:

•	preparing financial information separately and regularly for each of the four segments; and

•	having the CEO regularly review the results of operations, manage the allocation of resources and assess the performance of each of these segments
The four segment model is composed of the following:

•	a new Performance Additives segment realigned from the former Silicones segment;

•	a new Formulated and Basic Silicones segment realigned from the former Silicones segment;

•	a Quartz Technologies segment, which has been renamed from the existing Quartz segment; and

•	a Corporate segment.
The Company’s segments are based on the products that the Company offers and the markets that it serves. The Performance Additives business is engaged in the manufacture, sale and distribution of of specialty silanes, silicone fluids and urethane additives. The Formulated and Basic Silicones business is engaged in the manufacture, sale and distribution of sealants, electronics materials, coatings, elastomers and basic silicone fluids. The Quartz Technologies business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. In addition, Corporate consists of corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions.
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

Net Sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Performance Additives	$223	$215	$670	$638
Formulated and Basic Silicones	320	309	910	925
Quartz Technologies	51	43	152	126
Total	$594	$567	$1,732	$1,689

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Performance Additives	$45	$49	$140	$138
Formulated and Basic Silicones	20	20	71	51
Quartz Technologies	13	6	30	13
Corporate	(11)	(9)	(31)	(29)
Total	$67	$66	$210	$173

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Performance Additives	$45	$49	$140	$138
Formulated and Basic Silicones	20	20	71	51
Quartz Technologies	13	6	30	13
Corporate	(11)	(8)	(30)	(27)
Total	$67	$67	$211	$175

Reconciliation of Net Loss to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8)	$(17)	$(19)	$(45)
Interest expense, net	21	19	60	57
Income tax expense	6	8	11	4
Depreciation and amortization	42	48	117	132
Gain on extinguishment and exchange of debt	—	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$—	$4	$4	$15
Unrealized losses on pension and postretirement benefits	—	—	1	5
Restructuring and discrete costs	6	4	36	13
Reorganization items, net	—	—	—	1
Segment EBITDA	$67	$66	$210	$173

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8)	$(16)	$(18)	$(43)
Interest expense, net	21	19	60	57
Income tax expense	6	8	11	4
Depreciation and amortization	42	48	117	132
Gain on extinguishment and exchange of debt	—	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$—	$4	$4	$15
Unrealized losses on pension and postretirement benefits	—	—	1	5
Restructuring and discrete costs	6	4	36	13
Reorganization items, net	—	—	—	1
Segment EBITDA	$67	$67	$211	$175

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.
For the three and nine months ended September 30, 2017 and 2016, non-cash charges primarily included asset impairment charges, loss due to the scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements.
For the nine months ended September 30, 2017 and 2016, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three and nine months ended September 30, 2017 and 2016, restructuring and discrete costs included expenses from restructuring and integration. In addition, for the three and nine months ended September 30, 2017, these costs also included a gain related to an insurance reimbursement of $5 and $15, respectively, related to fire damage at our Leverkusen, Germany facility and for the nine months ended September 30, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility.

11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$27	$(62)	$(35)	$20	$(33)	$(13)
Other comprehensive income before reclassifications, net of tax (1)	—	11	11	—	8	8
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(1)	—	(1)	(1)	—	(1)
Net other comprehensive (loss) income	(1)	11	10	(1)	8	7
Ending balance	$26	$(51)	$(25)	$19	$(25)	$(6)

	Nine Months Ended September 30,
	2017			2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$17	$(93)	$(76)	$—	$(92)	$(92)
Other comprehensive income before reclassifications, net of tax (1)	12	42	54	20	67	87
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(3)	—	(3)	(1)	—	(1)
Net other comprehensive income	9	42	51	19	67	86
Ending balance	$26	$(51)	$(25)	$19	$(25)	$(6)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the nine months ended September 30, 2017 and 2016, represent the recognition of prior service benefits of $18 and $32, respectively, with the corresponding decrease in the projected benefit obligation following certain plan provision changes, reduced by tax expenses of $6 and $12, for the nine months ended September 30, 2017 and 2016, respectively, (see Note 9).

12. Income Taxes
The effective tax rate was (600)% for both Momentive and MPM, for the three months ended September 30, 2017 and (89)% and (100)% for Momentive and MPM, respectively, for the three months ended September 30, 2016. The effective tax rate was (157)% and (183)% for Momentive and MPM for the Nine Months Ended September 30, 2017. The effective tax rate was (10)% for Momentive and MPM for the nine months ended September 30, 2016. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three and nine months ended September 30, 2017, income taxes included unfavorable discrete tax adjustments of $2 and favorable discrete tax adjustments of $8, respectively, pertaining to benefits curtailment, legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions. For the three and nine months ended September 30, 2016, income taxes included unfavorable discrete tax adjustments of $2 and favorable discrete tax adjustments of $11, respectively, pertaining to benefits curtailment, a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2017 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $10, which could result in a tax obligation of $3, based on currency exchange rates as of September 30, 2017. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Momentive for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2017	2016	2017	2016
Net loss	$(8)	$(17)	$(19)	$(45)
Weighted average common shares—basic	48,121,634	48,058,114	48,109,535	48,047,340
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares outstanding—diluted	48,121,634	48,058,114	48,109,535	48,047,340
Net loss per common share—basic	$(0.17)	$(0.35)	$(0.39)	$(0.94)
Net loss per common share—diluted	$(0.17)	$(0.35)	$(0.39)	$(0.94)
Antidilutive employee share-based awards, excluded	310,836	28,288	129,409	21,436
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
Due to the losses recognized three and nine months ended September 30, 2017 and 2016, there is no effect for potentially dilutive shares.

14. Guarantor/Non-Guarantor Subsidiary Financial Information
As of September 30, 2017, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0, $1 and $1, respectively)	$23	$1	$120	$—	$144
Accounts receivable	—	97	235	—	332
Due from affiliates	4	71	32	(107)	—
Inventories:
Raw materials	—	77	75	—	152
Finished and in-process goods	—	113	163	—	276
Other current assets		16	48	—	64
Total current assets	27	375	673	(107)	968
Investment in unconsolidated entities	1,609	310	19	(1,919)	19
Deferred income taxes	—	—	13	—	13
Other long-term assets	—	1	10	—	11
Intercompany loans receivable	322	941	116	(1,379)	—
Property, plant and equipment, net	—	545	606	—	1,151
Goodwill	—	105	111	—	216
Other intangible assets, net	—	126	182	—	308
Total assets	$1,958	$2,403	$1,730	$(3,405)	$2,686
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$92	$182	$—	$274
Due to affiliates	—	32	75	(107)	—
Debt payable within one year	—	—	36	—	36
Interest payable	24	1	—	—	25
Income taxes payable	—	—	6	—	6
Accrued payroll and incentive compensation	—	31	29	—	60
Other current liabilities	—	37	70	—	107
Total current liabilities	24	193	398	(107)	508
Long-term liabilities:
Long-term debt	1,185	—	—	—	1,185
Intercompany loans payable	230	447	702	(1,379)	—
Pension and retirement benefit liabilities	—	139	198	—	337
Deferred income taxes	—	—	67	—	67
Other long-term liabilities	—	15	55	—	70
Total liabilities	1,439	794	1,420	(1,486)	2,167
Total equity (deficit)	519	1,609	310	(1,919)	519
Total liabilities and equity	$1,958	$2,403	$1,730	$(3,405)	$2,686

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2016
CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0, $4 and $4, respectively)	$39	$1	$188	$—	$228
Accounts receivable	—	77	203	—	280
Due from affiliates	—	86	41	(127)	—
Inventories:
Raw materials	—	71	48	—	119
Finished and in-process goods	—	118	153	—	271
Other current assets	—	16	34	—	50
Total current assets	39	369	667	(127)	948
Investment in unconsolidated entities	1,556	257	20	(1,813)	20
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	1	19	—	20
Intercompany loans receivable	264	927	51	(1,242)	—
Property, plant and equipment, net	—	526	549	—	1,075
Goodwill	—	105	106	—	211
Other intangible assets, net	—	136	187	—	323
Total assets	$1,859	$2,321	$1,608	$(3,182)	$2,606
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$64	$174	$—	$238
Due to affiliates	—	41	86	(127)	—
Debt payable within one year	—	—	36	—	36
Interest payable	11	—	—	—	11
Income taxes payable	—	—	8	—	8
Accrued payroll and incentive compensation	—	35	26	—	61
Other current liabilities	—	41	81	—	122
Total current liabilities	11	181	411	(127)	476
Long-term liabilities:
Long-term debt	1,167	—	—	—	1,167
Intercompany loans payable	197	401	644	(1,242)	—
Pension and retirement benefit liabilities	—	168	173	—	341
Deferred income taxes	—	—	66	—	66
Other long-term liabilities	—	15	57	—	72
Total liabilities	1,375	765	1,351	(1,369)	2,122
Total equity (deficit)	484	1,556	257	(1,813)	484
Total liabilities and equity (deficit)	$1,859	$2,321	$1,608	$(3,182)	$2,606

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$291	$459	$(156)	$594
Cost of sales	—	244	385	(156)	473
Gross profit	—	47	74	—	121
Costs and expenses:
Selling, general and administrative expense	—	42	41	—	83
Research and development expense	—	12	5	—	17
Restructuring and discrete costs	—	9	(3)	—	6
Other operating (income) expense, net	—	(1)	(1)	—	(2)
Operating (loss) income	—	(15)	32	—	17
Interest expense (income), net	20	(7)	8	—	21
Non-operating (income) expense, net	(2)	(1)	—	—	(3)
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(18)	(7)	24	—	(1)
Income tax expense	—	1	5	—	6
(Loss) income before earnings (losses) from unconsolidated entities	(18)	(8)	19	—	(7)
Earnings (losses) from unconsolidated entities, net of taxes	10	18	(1)	(28)	(1)
Net (loss) income	$(8)	$10	$18	$(28)	$(8)
Comprehensive (loss) income	$2	$19	$16	$(35)	$2

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$266	$443	$(142)	$567
Cost of sales	—	221	378	(142)	457
Gross profit	—	45	65	—	110
Costs and expenses:
Selling, general and administrative expense	(1)	44	35	—	78
Research and development expense	—	10	7	—	17
Restructuring and discrete costs	1	2	(1)	—	2
Other operating expense (income), net	—	2	—	—	2
Operating (loss) income	—	(13)	24	—	11
Interest expense (income), net	17	(11)	13	—	19
Non-operating (income) expense, net	—	—	—	—	—
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(17)	(2)	11	—	(8)
Income tax expense	—	—	8	—	8
(Loss) income before earnings (losses) from unconsolidated entities	(17)	(2)	3	—	(16)
Earnings (losses) from unconsolidated entities, net of taxes	1	3	—	(4)	—
Net (loss) income	$(16)	$1	$3	$(4)	$(16)
Comprehensive income (loss)	$(9)	$11	$7	$(18)	$(9)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$852	$1,364	$(484)	$1,732
Cost of sales	—	733	1,129	(484)	1,378
Gross profit	—	119	235	—	354
Costs and expenses:
Selling, general and administrative expense	—	133	118	—	251
Research and development expense	—	32	16	—	48
Restructuring and discrete costs	—	14	(8)	—	6
Other operating expense (income), net	—	2	—	—	2
Operating (loss) income	—	(62)	109	—	47
Interest expense (income), net	56	(20)	24	—	60
Non-operating (income) expense, net	(3)	(5)	1	—	(7)
(Loss) income before income taxes and losses from unconsolidated entities	(53)	(37)	84	—	(6)
Income tax (benefit) expense	—	(5)	16		11
(Loss) income before earnings (losses) from unconsolidated entities	(53)	(32)	68	—	(17)
Earnings (losses) from unconsolidated entities, net of taxes	35	67	(1)	(102)	(1)
Net (loss) income	$(18)	$35	$67	$(102)	$(18)
Comprehensive income (loss)	$33	$85	$76	$(161)	$33

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$802	$1,323	$(436)	$1,689
Cost of sales	—	672	1,135	(436)	1,371
Gross profit	—	130	188	—	318
Costs and expenses:
Selling, general and administrative expense	—	142	94	—	236
Research and development expense	—	30	20	—	50
Restructuring and discrete costs	1	6	4	—	11
Other operating income, net	—	5	5	—	10
Operating (loss) income	(1)	(53)	65	—	11
Interest expense (income), net	54	(36)	39	—	57
Non-operating (income) expense, net	(9)	(1)	3	—	(7)
Reorganization items, net	—	1	—	—	1
(Loss) income before income taxes and losses from unconsolidated entities	(46)	(17)	23	—	(40)
Income tax (benefit) expense	—	(11)	15	—	4
(Loss) income before earnings (losses) from unconsolidated entities	(46)	(6)	8	—	(44)
Earnings (losses) from unconsolidated entities, net of taxes	3	9	1	(12)	1
Net (loss) income	$(43)	$3	$9	$(12)	$(43)
Comprehensive income (loss)	$43	$91	$67	$(158)	$43

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$11	$(34)		$107		$(36)	$48
Cash flows (used in) provided by investing activities:						\
Capital expenditures	—	(50)		(73)		—	(123)
Purchase of business	—	(9)		—			(9)
Purchases of intangible assets	—	(1)		(1)		—	(2)
Return of capital from subsidiary from sales of accounts receivable	—	39	(a)	—		(39)	—
Change in restricted cash	—	—		3		—	3
	—	(21)		(71)		(39)	(131)
Cash flows (used in) provided by financing activities:
Net short-term debt (repayments) borrowings	—	—		(1)		—	(1)
Net intercompany loan (repayments) borrowings	(26)	68		(42)		—	—
Common stock dividends paid	(1)	(13)		(23)		36	(1)
Return of capital to parent from sales of accounts receivable	—	—		(39)	(a)	39	—
	(27)	55		(105)		75	(2)
(Decrease) increase in cash and cash equivalents	(16)	—		(69)		—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—		4		—	4
Cash and cash equivalents (unrestricted), beginning of period	39	1		184		—	224
Cash and cash equivalents (unrestricted), end of period	$23	$1		$119		$—	$143

(a)
During the nine months ended September 30, 2017, Momentive Performance Materials USA LLC contributed receivables of $39 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(9)	$(16)		$121		$(17)	$79
Cash flows (used in) provided by investing activities:
Capital Expenditures	—	(41)		(44)		—	(85)
Purchases of intangible assets	—	(1)		—		—	(1)
Proceeds from sale of assets	—	1		—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	46	(a)	—		(46)	—
	—	5		(44)		(46)	(85)
Cash flows (used in) provided by financing activities:
Net short-term debt (repayments) borrowings	(3)	—		5		—	2
Repayments of long-term debt	(16)	—		—		—	(16)
Net intercompany loan (repayments) borrowings	53	37		(90)		—	—
Common stock dividends paid	(1)	(28)		11		17	(1)
Return of capital to parent from sales of accounts receivable	—	—		(46)	(a)	46	—
	33	9		(120)		63	(15)
Decrease in cash and cash equivalents	24	(2)		(43)		—	(21)
Effect of exchange rate changes on cash and cash equivalents	—	—		5		—	5
Cash and cash equivalents (unrestricted), beginning of period	57	2		158		—	217
Cash and cash equivalents (unrestricted), end of period	$81	$—		$120		$—	$201

(a)
During the nine months ended September 30, 2016, Momentive Performance Materials USA LLC contributed receivables of $46 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

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

Within the following discussion, unless otherwise stated, “the third quarter of 2017” refers to the three months ended September 30, 2017, “the first nine months of 2017” refers to the nine months ended September 30, 2017, “the third quarter of 2016” refers to the three months ended September 30, 2016, and “the first nine months of 2016” refers to the nine months ended September 30, 2016.

Forward-Looking and Cautionary Statements
Certain statements in this press release are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our transformation and restructuring activities, growth and productivity initiatives, anticipated cost savings, growth, and market recovery, the impact of work stoppage and other incidents on our operations and competitiveness. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the impact of work stoppage and other incidents on our operations, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, adverse rulings in litigation, difficulties with the realization of cost savings in connection with our global restructuring, transformation and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, the impact of our growth and productivity investments, our ability to realize the benefits there from, and the timing thereof, our ability to obtain additional financing, and the other factors listed in the Risk Factors section of our SEC filings. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview and Outlook
Business Overview
In the third quarter of 2017, we reorganized our segment structure and bifurcated our Silicones segment into Performance Additives and Formulated and Basic Silicones to better reflect our specialty chemical portfolio and related performance. This reorganization included a change in the Company’s operating segments from two to four segments. The Company’s operations were previously organized in two segments: Silicones and Quartz. Our reorganized segments are based on the products that we offer and the markets that we serve. At September 30, 2017, we had four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies, and Corporate.
Our Performance Additives segment is one of the leading manufacturers of specialty silanes, silicone fluids and urethane additives. Our liquid additives are key ingredients in our customers’ products and are used to improve or enable the performance characteristics and processability of a variety of products across different end-markets including automotive, personal care, agriculture, consumer and construction. Our silicone fluids and urethane additives Performance Additives product lines are developed using a range of raw material inputs and generally use more limited siloxane than Formulated and Basic Silicone products.
Our Formulated and Basic Silicones segment produces sealants, electronic materials, coatings, elastomers and basic silicone fluids focused on automotive, consumer goods, construction, electronics and healthcare end-markets. Our products enable key design features, such as extended product life, wear resistance, biocompatibility and weight reduction. Our sealants, electronic materials and coatings product lines are generally applied to our customers’ products, in the form of a high-tech coating or adhesive, while our elastomers product lines are fashioned into parts by extruding or molding them in items such as gaskets or tubing. Formulated silicones product offerings are typically used to seal, protect or adhere, and often perform multiple functions at once.
Our Quartz Technologies segment is a global leader in the development and manufacturing of fused quartz and non-oxide based ceramic powders and shapes. Fused quartz products are manufactured from quartz sand and are used in processes requiring extreme temperature and high purity. Momentive’s high-purity fused quartz materials are used for a diverse range of applications in which optical clarity, design flexibility and durability in extreme environments are critical, such as semiconductor, lighting, healthcare and aerospace. Our product line includes tubing,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

rods and other solid shapes, as well as fused quartz crucibles for growing single crystal silicon. Our Quartz Technologies segment’s products are the material solution for silicon chip semiconductor manufacturing.
We serve more than 4,000 customers between our Performance Additives, Formulated and Basic Silicones, and Quartz Technologies businesses in over 100 countries. Our customers include leading companies in their respective industries.
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
Nine Months Ended September 30, 2017 Overview

•
Net Sales—Net sales increased approximately $43 in the first nine months of 2017 as compared to the first nine months of 2016. The increase in net sales reflected an improved product mix in specialty silicone products and higher quartz business sales, which was partially offset by intentionally lower volumes of siloxane derivative products primarily as a result of ceasing siloxane production at our Leverkusen, Germany facility.

•
Net Loss —During the first nine months of 2017, net loss decreased by $26 and $25 for Momentive and MPM, respectively, compared to the first nine months of 2016, primarily due to the increase in gross profit and the gain recognition from an insurance claim, offset by a gain on extinguishment of debt not recurring during the first nine months of 2017, an increase in selling, general and administrative expense, and an increase in income tax expense.

•
Segment EBITDA—Segment EBITDA increased by $37 and $36 in the first nine months of 2017 for Momentive and MPM, respectively, as compared to the first nine months of 2016. The increase in Segment EBITDA was driven primarily by improved demand in automotive, consumer products, and electronics markets, as well as raw material deflation. In addition, Quartz Technologies Segment EBITDA improved by $17 due to improved sales, cost controls and substantially improved manufacturing efficiencies.

Short-term Outlook
We anticipate growth in the last quarter to be supported by continued strong global macroeconomic conditions and further bolstered by the execution of our strategic plan and pricing actions. Additionally, we expect 2017 sales results to reflect significant mix improvement as we intentionally reduced exposure to under-performing siloxane derivative products and replaced capacity with higher margin specialty products. We recently raised prices across our silicones portfolio, and we expect year-over-year Segment EBITDA growth in the fourth quarter of 2017 as our order book remains strong. Our strategic growth investments, including our NXT expansion, remain on track to be completed by year-end 2017 to drive growth in 2018 and beyond.
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
We have implemented approximately $48 in annual structural cost reduction initiatives through our previously announced global restructuring program, which have begun delivering significant savings. Cumulatively through September 30, 2017, Momentive has achieved approximately $42 of savings under this program.

We remain focused on driving free cash flow, defined as cash flows from operating activities less capital expenditures, and optimizing net working capital, as defined in the Liquidity and Capital Resources section below, in fiscal year 2017.
Matters Impacting Comparability of Results
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and re-measurement of actuarial gains and losses. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. Actuarial gains and losses resulting from pension and postretirement liability re-measurements are recognized immediately in the Consolidated Statements of Operations. These actuarial gains and losses were determined using various assumptions, the most significant of which were (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,				Three Months Ended September 30,
	2017		2016		2017		2016
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$594	100%	$567	100%	$594	100%	$567	100%
Cost of sales	473	80%	457	81%	473	80%	457	81%
Gross profit	121	20%	110	19%	121	20%	110	19%
Selling, general and administrative expense	83	14%	79	14%	83	14%	78	14%
Research and development expense	17	3%	17	3%	17	3%	17	3%
Restructuring and discrete costs	6	—%	2	—%	6	—%	2	—%
Other operating expense, net	(2)	—%	2	—%	(2)	—%	2	—%
Operating income	17	3%	10	2%	17	3%	11	2%
Interest expense, net	21	3%	19	3%	21	3%	19	3%
Non-operating (income) expense, net	(3)	(1)%	—	—%	(3)	(1)%	—	—%
Total non-operating expense	18	2%	19	3%	18	2%	19	3%
Loss before income taxes and earnings (losses) from unconsolidated entities	(1)	—%	(9)	(2)%	(1)	—%	(8)	(1)%
Income tax expense	6	1%	8	1%	6	1%	8	1%
Loss before earnings (losses) from unconsolidated entities	(7)	(1)%	(17)	(3)%	(7)	(1)%	(16)	(2)%
Earnings (losses) from unconsolidated entities, net of taxes	(1)	—%	—	—%	(1)	—%	—	—%
Net loss	$(8)	(1)%	$(17)	(3)%	$(8)	(1)%	$(16)	(2)%
Other comprehensive income	$10		$7		$10		$7
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
Net Sales
Net sales in the third quarter of 2017 increased $27, or 5%, compared to the third quarter of 2016. This increase was primarily due to a favorable price/mix shift of approximately $30, which was offset by a volume decrease of approximately $8, both driven by our intentional shift towards higher-margin products due to increased demand in automotive, electronics, consumer, and industrial end markets versus less profitable commodity products and favorable foreign exchange rate fluctuations of $5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating income
In the third quarter of 2017, operating income increased by $7 and $6 for Momentive and MPM, respectively, compared to the third quarter of 2016. Cost of sales increased by $16 for both Momentive and MPM, compared to the third quarter of 2016 primarily due to higher net processing costs related to our annual plant turnarounds. Selling, general and administrative expense increased by $4 and $5 for Momentive and MPM, respectively, compared to the third quarter of 2016 primarily due to the impact of a merit increase implemented in 2016, timing of services, and unfavorable exchange rate fluctuations of $1. Research and development expense for the third quarter of 2017 was flat for both Momentive and MPM compared to the third quarter of 2016 primarily related to the timing of new projects. Restructuring and discrete costs increased by $4 for both Momentive and MPM, mainly due to workforce reductions, the impact of a fire at our Leverkusen, Germany facility, and the impact of a hurricane at our Texas City, Texas facility, partially offset by the gain related to an insurance reimbursement of $5 during the quarter ended September 30, 2017, related to the fire damage at our Leverkusen, Germany facility. Other operating expense decreased by $4 for both Momentive and MPM, during the third quarter of 2017 compared to the third quarter of 2016, mainly due to a settlement gain of $2 related to the resolution of a take or pay arrangement and certain sales and use tax refunds.
A summary of the geography of depreciation and amortization expense on our consolidated statements of operations for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,
	2017	2016
Cost of sales	$31	$36
Selling, general and administrative expense	11	12
Total depreciation and amortization expense	$42	$48

Non-Operating Expense
In the third quarter of 2017, total non-operating expense decreased by $1 compared to the third quarter of 2016 for both Momentive and MPM, mainly due to favorable foreign exchange fluctuations on certain intercompany arrangements during the second quarter of 2017, offset by higher interest expense.
Income Tax Expense
The effective tax rate was (600)% for both Momentive and MPM, for the three months ended September 30, 2017 and (89)% and (100)% for Momentive and MPM, respectively, for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three months ended September 30, 2017, income taxes included unfavorable discrete tax adjustments of $2 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2017, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided for deferred taxes on gains of $10, which could result in a tax obligation of $3, based on currency exchange rates as of September 30, 2017. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income (Loss)
In the third quarter of 2017, foreign currency translation positively impacted other comprehensive income by $11 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the first quarter of 2017, amortization of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $1.
In the third quarter of 2016, foreign currency translation positively impacted other comprehensive income by $8 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S dollar against other currencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,732	100%	$1,689	100%	$1,732	100%	$1,689	100%
Cost of sales	1,378	80%	1,371	81%	1,378	80%	1,371	81%
Gross profit	354	20%	318	19%	354	20%	318	19%
Selling, general and administrative expense	252	15%	238	14%	251	15%	236	14%
Research and development expense	48	3%	50	3%	48	3%	50	3%
Restructuring and discrete costs	6	—%	11	1%	6	—%	11	1%
Other operating expense	2	—%	10	1%	2	—%	10	1%
Operating income (loss)	46	2%	9	1%	47	2%	11	1%
Interest expense, net	60	3%	57	3%	60	3%	57	3%
Gain on extinguishment of debt	—	—%	(9)	(1)%	—	—%	(9)	(1)%
Non-operating (income) expense, net	(7)	—%	2	—%	(7)	—%	2	—%
Reorganization items, net	—	—%	1	—%	—	—%	1	—%
Total non-operating expense	53	3%	51	2%	53	3%	51	2%
Loss before income taxes and earnings (losses) from unconsolidated entities	(7)	—%	(42)	(1)%	(6)	—%	(40)	(1)%
Income tax expense	11	1%	4	—%	11	1%	4	—%
Loss before earnings (losses) from unconsolidated entities	(18)	(1)%	(46)	(1)%	(17)	(1)%	(44)	(1)%
Earnings (losses) from unconsolidated entities, net of taxes	(1)	—%	1	—%	(1)	—%	1	—%
Net loss	$(19)	(1)%	$(45)	(1)%	$(18)	(1)%	$(43)	(1)%
Other comprehensive income	$51		$86		$51		$86

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
Net Sales
Net sales in the first nine months of 2017 increased $43, or 3%, compared to the first nine months of 2016. This increase was primarily due to a favorable price/mix shift of $70, which was offset by a volume decrease of approximately $25, driven by our intentional shift toward higher-margin products versus less profitable commodity products and unfavorable exchange rate fluctuations of approximately $2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income
During the first nine months of 2017, operating income increased by $37 and $36 for Momentive and MPM, respectively, compared to the first nine months of 2016. Cost of sales increased by $7 compared to the first nine months of 2016 for both Momentive and MPM, primarily due to higher net processing costs driven by the work stoppage in the first quarter of 2017 and our annual plant turnarounds, partially offset by savings related to favorable exchange rate fluctuations. Selling, general and administrative expense increased by $14 and $15 for Momentive and MPM, respectively, compared to the first nine months of 2016, primarily due to the impact of a merit increase implemented in 2016, timing of services, and unfavorable exchange rate fluctuations of $4 offset by lower actuarial re-measurement loss of $4 related to our pension and post retirement liabilities. Research and development expense for the first nine months of 2017 decreased by $2 compared to the first nine months of 2016 for both Momentive and MPM, primarily related to the timing of new projects. Restructuring and discrete costs decreased by $5 for both Momentive and MPM, mainly due to the gain related to an insurance reimbursement of $15 related to fire damage at our Leverkusen, Germany facility, partially offset by workforce reductions, impact of the fire at our Leverkusen, Germany facility, and impact of the hurricane at our Texas City, Texas facility. Other operating expense decreased by $8 for both Momentive and MPM, mainly due to $4 related to the non-recurrence of impairment of certain assets in 2017, a settlement gain of $2 related to the resolution of a take or pay arrangement and certain sales and use tax refunds.
A summary of the geography of depreciation and amortization expense on our consolidated statements of operations for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,
	2017	2016
Cost of sales	$84	$96
Selling, general and administrative expense	33	36
Total depreciation and amortization expense	$117	$132

Non-Operating Expense
In the first nine months of 2017, total non-operating expense increased by $2, compared to the first nine months of 2016 for both Momentive and MPM. The increase was primarily due to the gain on extinguishment of Second Lien Notes not recurring in 2017 offset by favorable foreign exchange fluctuations on certain intercompany arrangements.
Income Tax Expense
The effective tax rate was (157)% and (183)% for Momentive and MPM, respectively, for the nine months ended September 30, 2017 and (10)% for both Momentive and MPM for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the nine months ended September 30, 2017, income taxes included favorable discrete tax adjustments of $8 pertaining to benefits curtailment, legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions. For the nine months ended September 30, 2016, income taxes included favorable discrete tax adjustments of $11 pertaining to a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2017, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $10, which could result in a tax obligation of $3, based on currency exchange rates as of September 30, 2017. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income (Loss)
In the first nine months of 2017, foreign currency translation positively impacted other comprehensive income by $42 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the first nine months of 2017, pension and postretirement benefit adjustments positively impacted other comprehensive income by $9, primarily due to the recognition of net prior service benefit related to the effect of certain plan provision changes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

In the first nine months of 2016, foreign currency translation positively impacted other comprehensive loss by $67 for both Momentive and MPM, primarily due to the weakening of the U.S. dollar against other currencies. Also, for the first nine months of 2016, pension and postretirement benefit adjustments positively impacted other comprehensive income by $19, primarily due to the recognition of a net prior service credit related to the effect of plan redesign triggered by certain changes to company sponsored post-retiree medical, dental, vision and life insurance benefit plans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales(1):
Performance Additives	$223	$215	$670	$638
Formulated and Basic Silicones	320	309	910	925
Quartz Technologies	51	43	152	126
Total	$594	$567	$1,732	$1,689

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment EBITDA:
Performance Additives	$45	$49	$140	$138
Formulated and Basic Silicones	20	20	71	51
Quartz Technologies	13	6	30	13
Corporate	(11)	(9)	(31)	(29)
Total	$67	$66	$210	$173

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment EBITDA:
Performance Additives	$45	$49	$140	$138
Formulated and Basic Silicones	20	20	71	51
Quartz Technologies	13	6	30	13
Corporate	(11)	(8)	(30)	(27)
Total	$67	$67	$211	$175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
The following is an analysis of the percentage change in sales by business from the three months ended September 30, 2016 to the three months ended September 30, 2017:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	4%	(1)%	1%	4%
Formulated and Basic Silicones	(8)%	11%	1%	4%
Quartz Technologies	19%	—%	—%	19%
Performance Additives
Net sales in the third quarter of 2017 increased $8, or 4%, compared to the third quarter of 2016. This increase was primarily due to an increase in sales volume of $8 related to demand in consumer, automotive, agriculture and personal care markets reflecting our growth initiatives across our entire portfolio and $3 due to the weakening of the U.S. dollar against other currencies which was offset by lower selling prices of $3.
Segment EBITDA in the third quarter of 2017 decreased by $4 to $45 compared to the third quarter of 2016. This decrease was primarily due to the impacts of hurricane Harvey, temporary lead/lag on raw materials, turnaround impacts, and temporary effects of destocking in Asia.
Formulated and Basic Silicones
Net sales in the third quarter of 2017 increased $11, or 4%, compared to the third quarter of 2016. This increase was primarily due to favorable price/mix shift of approximately $33 driven by intentional shift towards higher-margin products versus less profitable commodity products and $2 due to the weakening of the U.S. dollar which was offset by volume decrease of $24 related to our actions to migrate our sales portfolio into high growth specialty markets.
Segment EBITDA was $20 in both the third quarter of 2017 and the third quarter of 2016 and the increase from higher sales of higher margin products was offset by higher turnaround costs in Q3 2017 of $7 related to our Waterford facility.

Quartz Technologies
Net sales in the third quarter of 2017 increased $8, or 19%, compared to the third quarter of 2016. The increase was primarily due to volume increase of $8 mainly due to improved market conditions in the electronics market.

Segment EBITDA in the third quarter of 2017 increased by $7 to $13 compared to the third quarter of 2016. This increase was primarily due to the increase in sales volume, cost controls, improved manufacturing efficiencies, a customer settlement gain, and volume leverage from increased sales.

Corporate
Corporate charges are corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions. Corporate charges increased by $2 and $3 in the third quarter of 2017 for Momentive and MPM, respectively, as compared to the third quarter of 2016 mainly due to increase in employee headcount and related compensation expenses.
.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
The following is an analysis of the percentage change in sales by business from the nine months ended September 30, 2016 to the nine months ended September 30, 2017:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	5%	—%	—%	5%
Formulated and Basic Silicones	(9)%	7%	—%	(2)%
Quartz Technologies	21%	—%	—%	21%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Performance Additives
Net sales in the first nine months of 2017 increased $32, compared to the first nine months of 2016. This increase was primarily due to an increase in sales volume of $31 related to demand in consumer, automotive, agriculture, and personal care markets reflecting our growth initiatives across our entire portfolio.
Segment EBITDA in the first nine months of 2017 increased by $2 to $140, compared to the first nine months of 2016. This increase was primarily due to higher sales, improved production efficiencies and raw material deflation.

Formulated and Basic Silicones
Net sales in the first nine months of 2017 decreased $15, compared to the first nine months of 2016. This decrease was primarily due to volume decrease of $82 related to our intentional efforts to reduce under-performing siloxane derivative products, offset by approximately $69 driven by a mix/price shift towards higher-margin products versus less profitable commodity products and unfavorable exchange rate fluctuations of approximately $2.
Segment EBITDA in the first nine months of 2017 increased by $20 to $71, compared to the first nine months of 2016. This increase was primarily due to higher sales of higher margin products and improved demand in automotive, consumer products, and electronic markets, and improved production efficiencies and raw material deflation.

Quartz Technologies
Net sales in the first nine months of 2017 increased $26, or 21%, compared to the first nine months of 2016. The increase was primarily due to an increase in sales volume of $26, mainly due to improved market conditions in the electronics market.
Segment EBITDA in the first nine months of 2017 increased by $17 to $30 compared to the first nine months of 2016. This increase was primarily due to the sales volume increase, cost controls, and improved manufacturing efficiencies.
Corporate
Corporate charges increased by $2 and $3 in the first nine months of 2017 for Momentive and MPM, respectively, as compared to the first nine months of 2016 mainly due to increase in employee headcount and related compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Reconciliation of Net Loss to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8)	$(17)	$(19)	$(45)
Interest expense, net	21	19	60	57
Income tax expense	6	8	11	4
Depreciation and amortization	42	48	117	132
Gain on extinguishment and exchange of debt	—	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$—	$4	$4	$15
Unrealized losses on pension and postretirement benefits	—	—	1	5
Restructuring and discrete costs	6	4	36	13
Reorganization items, net	—	—	—	1
Segment EBITDA	$67	$66	$210	$173

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8)	$(16)	$(18)	$(43)
Interest expense, net	21	19	60	57
Income tax expense	6	8	11	4
Depreciation and amortization	42	48	117	132
Gain on extinguishment and exchange of debt	—	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$—	$4	$4	$15
Unrealized losses on pension and postretirement benefits	—	—	1	5
Restructuring and discrete costs	6	4	36	13
Reorganization items, net	—	—	—	1
Segment EBITDA	$67	$67	$211	$175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.
For the three and nine months ended September 30, 2017 and 2016, non-cash charges primarily included asset impairment charges, due to the scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements.
For the nine months ended September 30, 2017 and 2016, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three and nine months ended September 30, 2017 and 2016, restructuring and discrete costs included expenses from restructuring and integration. In addition, for the three and nine months ended September 30, 2017, these costs also included a gain related to an insurance reimbursement of $5 and $15, respectively, related to fire damage at our Leverkusen, Germany facility and for the nine months ended September 30, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At September 30, 2017, we had $1,221 of outstanding indebtedness (with a face value of $1,338). In addition, at September 30, 2017, we had $358 in liquidity, consisting of the following:

•	$143 of unrestricted cash and cash equivalents (of which $119 is maintained in foreign jurisdictions); and

•
$215 of availability under the ABL Facility ($270 borrowing base, less $55 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	% of LTM Net Sales	December 31, 2016	% of LTM Net Sales
Accounts receivable	$332	15%	$280	13%
Inventories	428	19%	390	17%
Accounts payable	(274)	(12)%	(238)	(11)%
Net working capital	$486	22%	$432	19%
The increase in net working capital of $54 from December 31, 2016, was due to an increase in accounts receivable because of timing of sales in the period and increased inventory to meet forecast volume and normal seasonality, offset by an increase in accounts payable due to strategic efforts to improve payment terms. Exchange rate fluctuations of $19 due to the weakening of the U.S. dollar against the euro and Japanese yen also contributed to this increase in net working capital.
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
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of September 30, 2017, we had no outstanding borrowings under the ABL Facility.
On October 30, 2017, we received commitments to extend the maturity of the ABL Facility from October 2019 to five years from the closing of an equity offering by the Company, subject to certain conditions and exceptions. See Item 5 of Part II of this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

We expect to have adequate liquidity to fund our operations for the foreseeable future from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under the ABL Facility.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Uses) sources of cash:
Operating activities	$46	$77	$48	$79
Investing activities	(130)	(84)	(131)	(85)
Financing activities	(1)	(14)	(2)	(15)
Effect of exchange rates on cash flows	4	5	4	5
Net decrease in cash and cash equivalents	$(81)	$(16)	$(81)	$(16)

Operating Activities
During the first nine months of 2017, the Company’s operations provided $46 and $48 of cash for Momentive and MPM, respectively. Net loss of $19 and $18 for Momentive and MPM, respectively, included $134 and $133 of net non-cash expense items, for Momentive and MPM, respectively, of which $117 was for depreciation and amortization, $18 was for the amortization of debt discount, stock based compensation expense of $3 and $2 for Momentive and MPM, respectively, and $1 for unrealized actuarial loss from other post retirement liabilities. These were offset by a $10 change in deferred tax provisions and $4 related to unrealized foreign exchange gains. Net working capital used $33 of cash for both Momentive and MPM, primarily, due to increases in accounts receivable and inventories of $40 and $20, respectively, offset by a decrease in accounts payable of $27, primarily due to reasons stated in the preceding paragraphs. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
During the first nine months of 2016, the Company’s operations provided $77 and $79 of cash for Momentive and MPM, respectively. Net loss of $45 and $43 for Momentive and MPM, respectively, included $140 of net non-cash expense items, of which $132 was for depreciation and amortization, $17 was for the amortization of debt discount, and $5 of unrealized actuarial loss from other post retirement liabilities. These were offset by a $14 change in deferred tax provisions and $9 related to gain from extinguishment of our Second Lien Notes. Net working capital used $56 of cash for both Momentive and MPM, primarily, due to increases in inventory of $31, accounts receivable of $13, and a decrease in accounts payable of $9. Changes in other assets and liabilities, driven by the timing of when items were expensed versus paid, primarily included interest expense, pension plan contributions and taxes.
Investing Activities
During the first nine months of 2017, investing activities used $123 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects and $9 related to our acquisition of a business. We are on track in maintaining the fiscal year 2017 capital expenditure budget of approximately $160.
During the first nine months of 2016, investing activities used $84 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects.
Financing Activities
During the first nine months of 2017, Momentive and MPM used $1 related to net short-term debt borrowings and MPM’s financing activity also comprised of a $1 dividend to Momentive.
During the first nine months of 2016, Momentive and MPM’s financing activities used $14 and $15 of cash, respectively, which primarily related to extinguishment of $29 aggregate principal amount of our Second Lien Notes.
At September 30, 2017, there were $55 in outstanding letters of credit and no outstanding borrowings under our ABL Facility, leaving unused borrowing capacity of $215.
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
At September 30, 2017, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges and Pro forma Fixed Charge Coverage Ratio as calculated under our indentures and ABL Facility for the period presented:

September 30, 2017
LTM Period
Net loss	$(136)
Interest expense, net	79
Income tax expense	25
Depreciation and amortization	170
EBITDA	138
Adjustments to EBITDA
Restructuring and discrete costs(a)	93
Reorganization items, net(b)	1
Unrealized gains losses on pension and postretirement benefits (c)	29
Pro forma cost savings (d)	6
Acquisitions (e)	2
Non-cash charges (f)	15
Adjusted EBITDA (g)	$284
Adjusted EBITDA less Capital Expenditures and Cash Taxes	$95
Pro forma fixed charges(h)	$56
Ratio of Adjusted EBITDA to Fixed Charges(i)	5.07
Pro forma Fixed Charge Coverage Ratio(j)	1.70

(a)	Primarily includes expenses related to our global restructuring program, siloxane production transformation, work stoppage and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability curtailment and re-measurements.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management.

(e)	Reflects pro forma unrealized EBITDA related to Momentive’s acquisition of the operating assets of Sea Lion Technology, Inc. as if the business was acquired at the beginning of the LTM period.

(f)	Non-cash charges primarily include the effects of foreign exchange gains and losses and impacts of asset impairments and disposals, and stock-based compensation expense.

(g)
Effective Quarter ended September 30, 2017, Nantong, China subsidiary is no longer designated as Unrestricted Subsidiary under the ABL Facility and the indentures that govern our notes, resulting in an increase of $24 million in adjusted EBITDA.

(h)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at September 30, 2017 adjusted for applicable restricted payments.

(i)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of September 30, 2017, we were able to satisfy this test and incur additional indebtedness under these indentures.

(j)
Represents Pro forma Fixed Charge Coverage Ratio (the “FCCR”) as defined in the credit agreement for the ABL Facility. If the availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and, (b) $27 million, then the FCCR must be greater than 1.0 to 1.0.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2016 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such disclosure during the nine months ended September 30, 2017.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of September 30, 2017.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of September 30, 2017.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first nine months of 2017 for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016 and the amendments thereto.
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the bankruptcy cases, three appeals were filed relating to the confirmation of the Plan of Reorganization. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for our previously issued 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”) filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Bankruptcy Court’s determination that the Plan of Reorganization properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to the 9.00% Second-Priority Springing Lien Notes due 2021 and 9.50% Second-Priority Springing Lien Notes due 2021 (collectively, the “Old Second Lien Notes”) (such determination, the “Subordinated Notes Determination”). In addition, on September 16, 2014, BOKF, NA, as trustee (“First Lien Trustee”) for the 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”), and Wilmington Trust, National Association, as trustee for the 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “District Court Appeals”) before the District Court seeking reversal of the bankruptcy court’s determinations that (i) Old MPM Holdings and certain of its domestic subsidiaries (the “Debtors”) were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums (the “Prepayment Premiums Determination”) and (ii) the interest rates on the First Lien Notes and the Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan of Reorganization was proper and in accordance with the Bankruptcy Code (the “Interest Rate Determination”). On November 11, 2014, the Debtors filed a motion to dismiss the District Court Appeals (the “District Court Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”, and the appeals, the “Second Circuit Appeals”). On September 3, 2015, the Debtors filed motions to dismiss the Second Circuit Appeals (the “Second Circuit Motions to Dismiss”) with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On October 20, 2017, the Second Circuit issued its decision on the Second Circuit Appeals (the “Second Circuit Decision”).  The Second Circuit Decision affirmed the Subordinated Notes Determination and the Prepayment Premiums Determination.  However, the Second Circuit Decision reversed the Interest Rate Determination and remanded the issue to the Bankruptcy Court for further proceedings (the “Remand”).  The Second Circuit Decision held that, on remand, the Bankruptcy Court should first assess whether an efficient market rate can be ascertained for the First Lien Notes and Second Lien Notes, and, if so, apply that rate to the First Lien Notes and Second Lien Notes. The Second Circuit Decision also declined to dismiss the Second Circuit Appeals as equitably moot.

Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Momentive and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016 (our “Annual Report”, which could materially affect our business, financial condition or results of operations. Except as noted below, there have been no material changes to our risk factors from those disclosed in Momentive’s and MPM’s 2016 Annual Report on Form 10-K.

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
Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer end-markets, such as automotive, which accounted for 17% of our revenues in 2016, consumer goods, personal care, construction, electronics, oil and gas and healthcare;

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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our ABL Facility or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our ABL Facility to fulfill their funding obligations. Should a bank in our ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may weaken or deteriorate. In such event, we may become subject to the negative effects described above and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenants, if in effect, in the ABL Facility could be significantly affected. In April 2014, we sought protection under Chapter 11 of the United States Bankruptcy Code following our inability to restructure or refinance our significant indebtedness in light of the confluence of several negative economic and other factors, including the flat sales volumes, steep inflation in the cost of materials and significant price pressure stemming from an increase in overall global supply. A recurrence of such economic factors could have a material adverse effect on our business, results of operations and financial condition and may jeopardize our ability to service our debt obligations.
Weakening economic conditions may also cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at the Emergence Date of October 24, 2014. This could result in goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
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
The terms of some of our materials contracts limit our ability to purchase raw materials at favorable spot market prices. In addition, some of our customer contracts have fixed prices for a certain term, and as a result, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. Future raw material prices and transportation costs may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.
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
For example, our silicones business is highly dependent upon access to silicon metal, a key raw material, and siloxane, an intermediate product that is derived from silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. In North America, there is only one significant qualified silicon metal supplier, which in December 2015 completed a business combination with a significant European based silicon metal supplier. In 2009 and 2010, two of our competitors acquired silicon metal manufacturing assets in North America and Europe, respectively, becoming vertically integrated in silicon metal for a portion of their supply requirements and reducing the manufacturing base of certain independent silicon metal producers. In addition, silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the U.S. Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”) against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices.
On October 4, 2017, the DOC issued affirmative preliminary determinations in the anti-dumping duty investigation on silicon metal,

finding that imports of silicon metal from Australia, Brazil and Norway were sold at a price less than fair value. The DOC will now instruct U.S. Customs and Border Protection to collect cash deposits from importers of silicon metal from Australia (20.79%), Brazil (56.78% to 134.92%) and Norway (3.74%). The DOC is expected to announce its final anti-dumping determination on February 16, 2018. In August 2017, the DOC published the preliminary countervailing duties rates for silicon metal from Australia (16.23%), Brazil (3.69% to 52.07%) and Kazakhstan (120%). The ITC is also investigating whether there is material injury or threat of material injury to the domestic industry by reason of the dumped or subsidized imports from Australia, Brazil, Kazakhstan and Norway and is expected to make a determination as to whether there is material injury or threat to the domestic market by April 3, 2018. We currently purchase silicon metal under multi-year, one-year or short-term contracts and in the spot market. We typically purchase silicon metal under formal contracts for our United States’ operations from suppliers in the United States and for our Asia Pacific operations in the spot market from suppliers in Asia Pacific. Some of our formal contracts have pricing mechanisms tied to global silicon metal indices. Imposition of antidumping or countervailing duties in connection with the foregoing investigations could lead to higher duties on such imports.
Our silicones business also relies heavily on siloxane as an intermediate product. Our manufacturing capacity at our internal sites and at our joint venture in China is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements from Asia Silicones Monomer Limited (“ASM”) under an existing long-term purchase and sale agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in May 2009, China’s Ministry of Commerce concluded an anti-dumping investigation of siloxane manufacturers in Thailand and South Korea, which resulted in an imposition of a 5.4% duty against our supplier, ASM, in Thailand, a 21.8% duty against other Thailand companies and a 25.1% duty against Korean companies. In May 2014, China’s Ministry of Commerce announced that the duty imposed on imports of siloxane originating in South Korea and Thailand terminated since no application had been filled for an extension.
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
Our production facilities are subject to significant operating hazards associated with the manufacturing, handling, use, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline, storage tank and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. Additionally, a number of our operations are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities could have a material adverse effect on our business or operations.
We may incur losses beyond the limits or coverage of our insurance policies for liabilities that are associated with these hazards. In addition, various kinds of insurance for companies in the chemical industry have not been available on commercially acceptable terms, or, in some cases, have been unavailable altogether. In the future, we may not be able to obtain coverage at current levels or at all, and our premiums may increase significantly on coverage that we maintain.
Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.
We and our operations involve the manufacture, use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. federal, state, local and non-U.S. supra-national, national, provincial and local environmental, health and safety laws and regulations. These environmental laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of, and exposure to, hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and those requiring permits, licenses or other government approvals for specified operations or activities. Our products are also subject to a variety of international, national, regional, state, local and provincial requirements and restrictions applicable to the manufacture, import, export, registration, labeling or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2016, we incurred capital expenditures of approximately $24 million to comply with environmental laws and regulations and to make other environmental improvements, and we expect to incur capital expenditures of approximately

$20 million in 2017. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property or natural resource damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
Actual and alleged environmental violations have been identified at our facility in Waterford, New York. In May of 2017, we entered into a settlement with the New York State Department of Environmental Conservation (the “NYSDEC”), the U.S. Environmental Protection Agency (the “USEPA”) and the U.S. Department of Justice in connection with their respective investigations of that facility’s compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility’s hazardous waste incinerators, under which we paid approximately $1 million. In addition, we are currently cooperating with the NYSDEC in its investigation of that facility’s compliance with certain applicable environmental requirements as identified in an administrative complaint filed by the NYSDEC in May 2017. Resolution of such enforcement action will likely require payment of a monetary penalty and/or the imposition of other civil sanctions.
We are currently conducting investigations and/or cleanup of known or potential contamination at several of our facilities. In connection with our creation on December 3, 2006, through the acquisition of certain assets, liabilities and subsidiaries of GE that comprised GE Advanced Materials, an operating unit within the Industrial Segment of GE, by Momentive Performance Materials Holdings Inc. (the parent company of MPM prior to its emergence from Chapter 11 bankruptcy) and its subsidiaries (the “GE Advanced Materials Acquisition”), GE has agreed to indemnify us for liabilities associated with contamination at former properties and with third-party waste disposal sites. GE has also agreed that if we suffer any losses that are the subject of an indemnification obligation under a third party contract with respect to which GE is an indemnitee, GE will pursue such indemnification on our behalf and provide us with any benefits received.
While we do not anticipate material costs in excess of current reserves and/or available indemnification relating to known or potential environmental contamination, the discovery of additional contamination or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of such reserves and/or indemnification. In addition, we cannot assure you that GE will continue to indemnify us for such liabilities.
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, operations, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and continues to expand the scope of such legislation. The USEPA has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.
In addition, we are subject to liability associated with releases of hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned, leased or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been sent, treated, stored or disposed of, as well as sites that we currently own, lease or operate. Depending upon the circumstances, our liability may be strict, joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved regardless of our fault or whether we were aware of the conditions giving rise to the liability. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
We have been notified that we are or may be responsible for environmental remediation at certain sites in the United States. As the result of our former, current or future operations or properties, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Sites sold by us in past years may have significant site closure or remediation costs and our share, if any, may be unknown to us at this time. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, results of operations, cash flows and profitability.
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management, post-closure and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, New York and Sistersville, West Virginia, we have provided letters of credit in the following amounts: approximately $43 million for closure and post-closure care and accidental occurrences at the Waterford and the Sistersville facilities. A renewal of our Waterford facility’s hazardous waste permit was issued by the NYSDEC in March 2016, which required us to provide approximately $26 million in financial assurances for our Waterford facility. The renewal permit also requires a re-evaluation of the financial assurance amount within the next three years. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, in January 2017, the USEPA identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980

(“CERCLA”). Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial condition. For example, to the extent we issue letters of credit under our ABL Facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under such facility would be reduced.
Future chemical regulatory actions may decrease our profitability.
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”). This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to bans, sanctions, penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.
We cannot at this time estimate the impact of these regulations on our financial condition, results of operations, cash flows and profitability, but it could be material. The European Union is reviewing octamethylcyclotetrasiloxane (“D4”) and decamethylcyclopentasiloxane (“D5”), each of which are chemical substances we manufacture and are utilized as key ingredients in many of our products and by the silicon industry generally, and may, pursuant to REACH, regulate the use of these two chemical substances in the European Union. The USEPA has also stated that they are reviewing the potential environmental risks posed by D4 to determine whether regulatory measures are warranted. We and other silicones industry members have entered into a consent order with the USEPA to conduct certain studies to obtain relevant data, the results of which will be submitted to the USEPA in September 2017. Finally, in March 2016, the European Union Directorate-General for Environment (“DG Environment”) proposed to the European Commission that D4 be nominated as a persistent organic pollutant pursuant to the Stockholm Convention on Persistent Organic Pollutants (the “Stockholm Convention”). This proposal was not acted upon by the European Commission, but continues to be evaluated by the DG Environment. The Stockholm Convention is an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. Regulation of our products containing such substances by the European Union, Canada, the United States or parties to the Stockholm Convention would likely reduce our sales within the respective jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products and/or de-selection of our products for specific applications. These restrictions, liability and product de-selection could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
We produce hazardous chemicals which subject us to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers’ efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.

Products we have made or used could be the focus of legal claims based upon allegations of harm to human health. We cannot predict the outcome of suits and claims, and an unfavorable outcome in these litigation matters could exceed such reserves or have a material adverse effect on our business, financial condition, results of operations and/or profitability and cause our reputation to decline.
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
We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, toxic exposure, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. Any loss, denial or reduction in scope of any of our material intellectual property may have a material adverse effect on our business, financial condition and/or profitability. In addition, litigation based on environmental matters or exposure to hazardous substances in the workplace or based upon the use of our products could result in significant liability for us, which could have a material adverse effect on our business, financial condition, results of operations and/or profitability.
We remain subject to litigation relating to the Chapter 11 proceedings.
In connection with the bankruptcy cases, three appeals were filed relating to the confirmation of the Plan of Reorganization. Specifically, on September 15, 2014, U.S. Bank as trustee for our previously issued Subordinated Notes filed the U.S. Bank Appeal before the District Court seeking a reversal of the Subordinated Notes Determination. In addition, on September 16, 2014, the Appellants filed their joint appeal before the District Court seeking reversal of the Prepayment Premiums Determination and the Interest Rate Determination. On November 11, 2014, the Debtors filed the District Court Motion to Dismiss with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals and affirmed the Bankruptcy Court rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the Second Circuit. On September 3, 2015, the Debtors filed the Second Circuit Motions to Dismiss with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On October 20, 2017, the Second Circuit issued the Second Circuit Decision.  The Second Circuit Decision affirmed the Subordinated Notes Determination and the Prepayment Premiums Determination.  However, the Second Circuit Decision reversed the Interest Rate Determination and remanded the issue to the Bankruptcy Court for further proceedings.  The Second Circuit Decision held that, on remand, the Bankruptcy Court should first assess whether an efficient market rate can be ascertained for the First Lien Notes and Second Lien Notes, and, if so, apply that rate to the First Lien Notes and Second Lien Notes. The Second Circuit Decision also declined to dismiss the Second Circuit Appeals as equitably moot.
We cannot predict with certainty the timing or outcome of the Remand, or whether parties may file petitions of certiorari with the Supreme Court of the United States, or request en banc review by the Second Circuit, with respect to the Second Circuit Decision. An adverse outcome could negatively affect our business, results of operations and financial condition by reducing our liquidity and/or increasing our interest costs (including by potentially requiring us to make a catch-up payment for past-due interest, which payment could be material).
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
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations, including environmental, health and safety regulations;

•	exposure to possible expropriation or other government actions;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	unsettled political conditions and possible terrorist attacks against U.S. interests; and

•	natural disasters or other catastrophic events.
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
In addition, intellectual property rights may be more difficult to enforce in non-U.S. or non-Western Europe countries due to a number of factors, including less favorable intellectual property laws and increased vulnerability to the theft of, and reduced protection for, intellectual property rights including trade secrets in such countries.
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
We expect cost savings from our strategic initiatives, and if we are unable to achieve these cost savings, or sustain our current cost structure, it could have a material adverse effect on our business operations, results of operations and financial condition.
We have not yet realized all of the cost savings and synergies we expect to achieve from our strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; and other unexpected costs associated with operating our business. In addition, if the Shared Services Agreement is unexpectedly terminated, or if the parties to the agreement have material disagreements with its implementation, it could have an adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by Hexion Inc. (“Hexion”), and would lose a portion of the benefits being generated under the agreement at the time.
If we are unable to achieve these cost savings or synergies it could adversely affect our profitability and financial condition. In addition, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure.
Our history of operations includes periods of net losses, and we may incur net losses in the future. Such losses may impact our liquidity and the trading price of our common stock.
For the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, we generated net losses of $19 million, $163 million and $83 million, respectively. If we continue to suffer net losses, our liquidity may suffer and we may not be able to fund all of our obligations. As of September 30, 2017, we had approximately $1,338 million aggregate principal amount of consolidated outstanding indebtedness. Our projected annualized cash interest expense is approximately $55 million based on our consolidated indebtedness and letters of credit outstanding and interest rates at September 30, 2017 without giving effect to any subsequent borrowings under our ABL Facility, substantially all of which represents cash interest expense on fixed-rate obligations. Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. In addition, if we continue to experience net losses, the trading price of our common stock may decline significantly.
Our success depends in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have a material adverse effect on our competitive position.
We rely on the patent, trademark, copyright and trade-secret laws of the United States and the countries where we do business to protect and enforce our intellectual property rights. We may be unable to prevent third parties from infringing or misappropriating our intellectual property or otherwise violating our intellectual property rights, which could reduce any competitive advantage we have developed, reduce our market share or otherwise harm our business. In the event of such infringement, misappropriation or other violation of our intellectual property rights, litigation to protect or enforce our rights could be costly, and we may not prevail.
 Many of our technologies are not protected by any patent or patent application, and our issued and pending U.S. and non-U.S. patents may not provide us with any competitive advantage and could be challenged by third parties. Our inability to secure issuance of our pending patent applications may limit our ability to protect the intellectual property rights such pending patent applications were intended to cover. Our competitors may attempt to design around our patents to avoid liability for infringement and, if successful, our competitors could adversely affect our market share. Also, despite the steps taken by us to protect our intellectual property and technology, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar intellectual property or technology independently or otherwise obtain and use information that we regard as proprietary and we may be unable to successfully identify or enforce against unauthorized uses of our intellectual property and technology. Furthermore, the expiration of our patents may lead to increased competition.
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
In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets, manufacturing expertise and other proprietary information. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.
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
Our production processes and products are specialized; however, we may become subject to claims that we infringe, misappropriate or otherwise violate the intellectual property rights of our competitors or others in the future. Any claim of infringement, misappropriation or other violation could require us to pay substantial damages and change our processes or products or stop using certain technologies or producing the applicable product entirely. Additionally, an adverse judgment against us could require us to seek licenses of intellectual property from third parties, which may not be available on commercially reasonable terms or at all. Even if we ultimately prevail in such claims, the existence of the suit could cause our customers to seek other products that are not subject to such claims. Any claim of infringement, misappropriation or other violation could result in significant legal costs and damages and the diversion of significant management time, and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
As of September 30, 2017, approximately 44% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Sistersville, West Virginia site are covered by a collective bargaining agreement that expires in July 2018. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In November 2016, approximately 600 workers at our Waterford, New York facility went on strike in response to not reaching agreement on the terms for a new contract after the existing agreement expired in June 2016. In November 2016, the union at our Willoughby, Ohio facility representing approximately 50 employees also went on strike for two weeks in response to not reaching agreement on the terms for a new contract. The new contract involving the Local 81359 and Local 81380 unions in our Waterford, New York site and Local 84707 union in our Willoughby, Ohio site was ratified by union membership in February 2017 and is effective until June 2019.
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
We sponsor various pension and similar benefit plans worldwide. As of December 31, 2016, our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $119 million and $172 million, respectively. We are legally required to make contributions to our pension plans in the future, and those contributions could be material. See Note 15 to our audited consolidated financial statements included in our Annual Report for additional information regarding our unfunded and under-funded pension plans.
Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience and any changes in government laws and regulations. In addition, certain of our funded employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse effect on our business.
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
The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits, or we may incur unanticipated liabilities, from acquisitions or joint ventures. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.
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
In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, which could adversely affect our business, financial condition and results of operations.
Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.
Prior to December 2006, substantially all of our products and services were marketed using the GE brand name and monogram, and we believe the association with GE provided our products and services with preferred status among our customers and employees due to GE’s globally recognized brands and perceived high quality. We and GE Monogram Licensing International (“GE Monogram”) are parties to a trademark license agreement, which was entered into in December 2006 and amended in May 2013, that grants us a limited right to, among other things, use the GE mark and monogram solely in connection with our sealant, adhesive and certain other products, subject to certain conditions. These rights extend through December 3, 2018, with options that allow us to renew the license through 2023, subject to certain terms and conditions, including the payment of royalties. We also have the right to use numerous specific product trademarks that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we are not able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name on our sealant, adhesive and certain other products.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.    Other Information

On October 26, 2017, the Board of Directors of the Company amended the Company’s Amended and Restated Bylaws to remove the limitations on stockholders acting by written consent.
On October 26 2017, the Board of Directors of the Company approved the Company's Annual Cash Incentive Plan (the “ACIP”), pursuant to which the Company may provide annual cash bonus opportunities to key employees of the Company and its affiliates based on the achievement of performance metrics as set forth in the ACIP and established by the Compensation Committee of the Company. The ACIP will be available for annual cash performance bonuses to be awarded in respect of the Company's 2018, 2019, and 2020 fiscal years.
On October 30, 2017, we received commitments to extend the maturity of the ABL Facility. Subject to the consummation of an equity offering by the Company and other customary closing conditions, the lenders providing the commitments agreed to extend the maturity of the ABL Facility from October 2019 to five years from the closing of such offering; provided that (x) if, on July 25, 2021, the date that is 91 days prior to the maturity date of the First Lien Notes (the “First Lien Notes Maturity Test Date”), the aggregate principal amount of the First Lien

Notes outstanding exceeds $50 million, the extended maturity date for such commitments will be the First Lien Notes Maturity Test Date and (z) if, on January 23, 2022, the date that is 91 days prior to the maturity date of the Second Lien Notes (the “Second Lien Notes Maturity Test Date”), the aggregate principal amount of the Second Lien Notes outstanding exceeds $50 million, the extended maturity date for such commitments will be the Second Lien Notes Maturity Test Date. The availability for our borrowers under the ABL Facility will continue to be limited to the borrowing base of our borrowers and guarantors. There can be no assurance that the commitments will become effective on the terms currently contemplated, or at all.

Item 6.    Exhibits

3.1*	Amendment to the Amended and Restated Bylaws of MPM Holdings Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications for MPM Holdings Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certifications for Momentive Performance Materials Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certifications for MPM Holdings Inc.

32.2*	Section 1350 Certifications for Momentive Performance Materials Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	October 31, 2017	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	October 31, 2017	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)