Form 10-K
period 2017-12-31
Momentive Performance Materials Inc.; MPM Holdings Inc.
filed 2018-02-27
CIK 1405041, 1624826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
MPM Holdings Inc.                  ☒
Momentive Performance Materials Inc.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
MPM Holdings Inc.                   ☐
Momentive Performance Materials Inc.       ☐
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2018 was 48,121,634 shares.

The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2018 was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-K is a combined annual report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

Documents incorporated by reference: None

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our transformation and restructuring activities, growth and productivity initiatives, anticipated cost savings, growth, and market recovery, and competitiveness. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the impact of work stoppages and other incidents on our operations, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, difficulties with the realization of cost savings in connection with transformation and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, our ability to obtain additional financing, and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the “Risk Factors” section of this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
Momentive is one of the world’s largest producers of specialty silicones and silanes and a global leader in fused quartz and specialty ceramics products. Momentive is based in Waterford, New York and has a long track record of creating innovative products and solutions designed to meet the complex requirements of our more than 4,000 customers in over 100 countries. Our strategic network of 24 production sites and 12 R&D facilities supports our global leadership positions and facilitates our ability to serve our blue-chip customer base across a diverse array of consumer, automotive and various industrial end-markets. We have invested significantly to develop and enhance our innovative and differentiated specialty product portfolio to address the evolving demands of the markets we serve and to maintain alignment with global megatrends.
Our value-added business model focuses on technical service, combined with our global footprint and long-term customer relationships uniquely positions us as a key innovation partner to our customers. Over our 75-year operating history, which began with the invention of silicone technologies by General Electric Company (“GE”) and includes our acquisitions of the silicone-based businesses of Bayer, Toshiba and Union Carbide, we have focused on investing in and developing technology to enable high performance applications in attractive end-markets. Our silanes and specialty silicones are used as additives and formulated products that provide or enhance certain attributes of the end product. Our products have a range of attractive properties including heat and chemical resistance, lubrication, adhesion and viscosity. These properties position our specialty silicones and silanes products as critical materials in many automotive, industrial, construction, healthcare, personal care, electronic, consumer and agricultural applications. Momentive’s advanced materials are ubiquitous in daily life and are instrumental inputs in a wide range of products, including applications in consumer and personal care (e.g., cosmetics, electronic displays, and foam mattresses), automotive (e.g., headlights, paneling, and tires) and healthcare (e.g., medical tubing). The diverse molecular characteristics of specialty silicones and silanes continually lead to new applications, and as a result are increasingly being used as a substitute for other materials.
Our value-added, technical service-oriented business model enables us to identify and participate in high-margin and high-growth specialty markets. We are focused on investing in our R&D capabilities, which enable us to develop new products and applications. Over the last three years, we have invested approximately $200 in R&D, dramatically upgrading our capabilities and facilities. For example, we implemented a full scale pilot line for our coatings business in Leverkusen, Germany and opened a new tire additives application development center in Charlotte, North Carolina. Our investments in strategically-located R&D centers of excellence enable us to quickly and effectively develop new products and maintain our technology leadership. We have long-term relationships with blue-chip customers which are leading innovations in their own industries, and work closely with their R&D teams to develop products uniquely suited to their needs.
We generate revenue in three of our segments, Performance Additives, Formulated and Basic Silicones and Quartz Technologies, using direct and indirect approaches to selling a broad base of products to our customers. We utilize technical and application support to enhance our value proposition to customers and drive penetration into attractive end-markets. We also work with original equipment manufacturers to achieve specification of our products into theirs, which results in higher pull-through demand.

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
As of December 31, 2017, we had 24 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this network of production facilities, we serve more than 4,000 customers between our Performance Additives, Formulated and Basic Silicones, and Quartz Technologies businesses in over 100 countries worldwide. We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships. Our customers include leading companies in their respective industries.
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
Growth and Strategy
Momentive has a clear corporate growth strategy and significant multi-dimensional earnings growth opportunities. We are focused on the following long-term strategies:
Increase shift to high-margin specialty products. Our strategy is to expand our product offerings in high-margin specialty silicones and silanes and optimize production to accommodate strategic investments in specialty growth products as the company rationalizes exposure to lower margin products. We are actively selling fewer lower-margin basic silicone products and redeploying capital resources to grow our specialty products. Accordingly, we have deployed approximately $120 of growth capital over the last three years to exploit our rich new product pipeline in innovative market applications. Areas of investment focus include specialty silanes, automotive clear coats, optical displays and liquid silicone rubber (“LSR”). For example, construction of our recently announced approximately $30 investment in NXT* silane production capacity in Leverkusen has been completed and we expect that production will ramp up in the second half of 2018. Simultaneously, we continue to expand our IP-protected leadership position in next generation silanes for low-roll resistance tires. With these actions, we are continuing to invest strategically in our specialty growth platforms while optimizing our siloxane capacity.
Expand our global reach in faster growing regions and markets. We intend to continue to grow by expanding our sales presence and application support around the world. We are focused on growing our business by making targeted investments in emerging markets, specifically certain areas of Asia Pacific, India and Latin America. In India, we have increased sales at an average annual growth rate of 10% over the last four years.
Develop new applications and market new products. We intend to maintain industry leadership through new product development and innovation initiatives. We aim to establish new relationships with customers and third parties to create next generation solutions. In the last five years, we generated approximately 13% of our revenue from new products, including several instances in which we co-developed applications with our customers.
In addition, we will continue to invest in R&D capabilities by upgrading our technology facilities and expanding our new product offerings. In 2017, 2016, and 2015, we invested $64, $64, and $65, respectively, in R&D. In recent years, we upgraded technology facilities at our Tarrytown, New York site, implemented a full scale pilot line for our coatings business in Leverkusen, Germany and opened a new tire additives application development center in Charlotte, North Carolina, all of which further complement our network of innovation centers strategically located to support our customers globally. Through these investments, we expect to continue to drive incremental revenue and earnings growth.
Invest in high-return capital projects. We have a history of investing capital in high-ROI growth projects to expand product sets, customer penetration and increase capacity to service rapidly expanding sales. Over the last three years, we have invested approximately $120 into growth capital projects. We constantly evaluate the highest and best use of each incremental growth capital dollar and consult with our partners to ensure we are prepared to efficiently get to market.
Continue portfolio optimization, targeted add-on acquisitions and joint ventures. We will continue to pursue acquisitions of attractive businesses and technologies that provide exposure to higher-end specialty products and services. For example, in 2017 we acquired the operating assets of Sea Lion Technology, Inc. (“Sea Lion”) to further support the silanes business. Sea Lion was a contract manufacturer that worked with Momentive to produce silane products, including NXT silane, for more than 10 years. We believe the acquisition of Sea Lion together with our expanded NXT capacity in Leverkusen will enable us to strategically leverage production assets in support of our high-growth NXT business.
We will continue to pursue other acquisitions and joint venture opportunities in the attractive specialty silicone and silane, quartz, and specialty ceramics spaces. As a leading manufacturer of performance materials we have an advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths and expand our product, technology and geographic portfolio to better serve our customers. We believe we will have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies.

*NXT is a trademark of Momentive Performance Materials Inc.

Identify and implement strategic cost reduction initiatives. We are committed to driving cost reductions and efficiencies throughout our global manufacturing footprint, including through implementing LEAN / Six Sigma initiatives and right sizing siloxane production. Our management team has a robust process to effectuate cost reduction plans and continuously reviews our operations to identify and evaluate further cost reduction opportunities. The team develops detailed process plans to facilitate staffing and execution, appoints a team leader and works with a steering committee to remain on track. The cost reduction plan we have put in place over the last two years is just the latest example of our ability to effectively implement such initiatives. We plan on achieving the approximately $48 in annual structural cost reduction initiatives during 2018. Cumulatively through December 31, 2017, we have achieved approximately $45 of savings under these initiatives.

Industry and Competitors
We compete with a variety of companies, including large global chemical companies and small specialty chemical companies, in each of our product lines. The principal factors of competition in our industry include product quality, customer service and breadth of product offerings, product innovation, manufacturing efficiency, distribution and price.
Our Businesses
The following paragraphs discuss our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2017.

Performance Additives
2017 Net Sales: $900

Our Performance Additives segment is one of the leading manufacturers of urethane additives, silicone fluids and silanes. Our liquid additives are key ingredients in our customers’ products and are used to improve or enable the performance characteristics and processability of a variety of products across different end-markets including automotive, personal care, agriculture, consumer and construction. Our silicone fluids, silanes, and urethane additives product lines are developed using a range of raw material inputs and generally use less siloxane than Formulated and Basic Silicone products.
Products

Our portfolio consists of technology driven, proprietary products that enable high performance applications:

•
Urethane additives product lines— Urethane additives include silicone stabilizers and tertiary amine catalysts, as well as organic-based foam property modifiers. Our products are essential ingredients in polyurethane foam processing, controlling the internal structure of the material to optimize properties such as the insulation performance of rigid foams in construction applications, the firmness and breathability of a foam mattress or the rebound and cushioning in a running shoe.

•
Specialty fluids product lines— Specialty silicone fluids are liquid polymeric materials that act like chains and can vary in lengths to create liquids that are very thick and barely flow or relatively thin and flow like water. Silicone fluids are used in personal care products as an additive in shampoos and conditioners to improve the look and feel of hair. Silicone fluids are also used in a variety of industrial applications, including the production and refining of crude oil, to reduce the formation of foam or separate water from oil.

•
Silanes product lines— Silanes are a group of additives that act as connectors or coupling agents. Our cross-linking agents form a three-dimensional network of siloxane bonds between constituents, which facilitates resistance to water or chemical intrusion, high temperatures, abrasion or other common deteriorating conditions, without compromising other important product features such as ductility. Examples include applications that enable stronger adhesion of rust-proof coatings to metal structures in construction and clear coat paints to automotive coatings. Our NXT silane product line connects silica-based fillers to the tire tread rubber, improving compound viscosity and resilience and maintaining dynamic properties at low temperatures, while simultaneously reducing mixing steps in the manufacturing process. Our NXT silane is uniquely positioned as a cost-effective patented solution that helps tire manufacturers meet U.S. and European green tire standards. We estimate the potential demand for NXT silane products in automobiles is approximately $1 billion and we estimate that we are approximately 10% penetrated into the opportunity.

End-Markets and Applications
The physical properties of performance additives make them versatile products with broad commercial applications. In the automotive industry, performance additives are used to improve bonding performance of clear coat paints and improve compound viscosity and resilience of tire tread rubber. In the personal care industry, performance additives are used in consumer goods such as hair care and shaving products, antiperspirants and deodorants, cosmetics and shower and bath products. In the consumer goods industry, performance additives are used in the production of foam used in mattresses and running shoes, among other applications. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are less vulnerable to economic cycles, but also allows for continuous innovation leading into new applications for our products in high-growth industries.
Formulated and Basic Silicones
2017 Net Sales: $1,229

Our Formulated and Basic Silicones segment produces coatings, electronic materials, elastomers, sealants, and basic silicone fluids focused on automotive, consumer goods, construction, electronics and healthcare end-markets. Our products enable key design features, such as extended product life, wear resistance, biocompatibility and weight reduction. Our sealants, electronic materials and coatings product lines are generally applied to our customers’ products, in the form of a high-tech coating or adhesive, while our elastomers product lines are fashioned into parts by extruding or molding them in items such as gaskets or tubing. Formulated silicones product offerings are typically used to seal, protect or adhere, and often perform multiple functions at once.
Formulated silicones products, including coatings, electronic materials, elastomers and sealants, differ from basic silicones products in that they contain less siloxane and in final form end up as non-flowing rubber or gel type materials. Basic silicones products contain higher levels of siloxane than formulated silicones products and are typically formulated into our customers’ product.
Products

Our portfolio consists of five product families:

•
Coatings product lines — Our silicone-based coatings offer UV, thermal, chemical, solvent and abrasion resistance, as well as improved adhesion to substrates for applications from automotive glazing, headlights and trim, to sensitive electronic components, tapes and labels. Our hard coat products replace traditional glass and metal applications in cars, thereby providing significant weight reduction in automotive applications.

•
Electronic materials product lines — Our thermal conductive adhesives have high thermal conductivity and can augment flow control across different substrates, while protecting from high impact and thermal shocks. These products can be used in a range of consumer electronics applications, as well as in critical aerospace and aviation applications with high temperature and stress resistance. In flat-panel displays, our hardcoat products provide protection and extend the exterior durability of plastics, while our ultra-clear liquid silicone rubber delivers high transmittance, low cure shrinkage, good elasticity and high stability in light emitting diodes (“LEDs”).

•
Elastomers product lines — Our chemically inert heat-cured elastomers have excellent mechanical properties for extrusion, molding and calendaring. Our low-viscosity, pumpable LSR can promote easier injection molding of complex articles. Our Ultra Clear LSRs provide heat and UV resistance without sacrificing optical clarity and are molded into lenses or light guides for automotive or other applications. Elastomers are also used as gasket material to seal and protect systems in under-hood applications in automotive and in appliances. Our LSR products, including medical tubing, enable cost-efficient, high-quality end-products for our customers in various applications across automotive, consumer goods, healthcare and electronics.

•
Sealants product lines — Our construction sealants are used in some of the world’s tallest skyscrapers to adhere and seal the windows into the frames on the sides of the building. Momentive is the exclusive global licensee of GE-branded silicone products, which are used in a wide range of construction and consumer applications.

•
Basic silicones product lines — Basic silicones, comprised of silicone-based cyclic or linear polymers, were the earliest materials developed by the industry. They are still utilized in a wide range of applications, including industrial lubricants and additives in personal and home care products. Basic silicones are a core input into our other formulated products.

End-Markets and Applications

The physical properties of formulated and basic silicones make them versatile products with broad commercial applications. In the transportation industry, silicones are used in a variety of original equipment manufacturer and aftermarket applications. In the electronics industry, silicones’ tolerance to high temperatures give them a considerable advantage relative to other traditional materials in a variety of computer and electronic manufacturing applications. In the healthcare industry, silicones are used in medical equipment, as well as in surgeries and other general medical procedures. In the building and construction industry, silicone sealants and caulks are used to seal expansion and control joints in pre-cast exterior concrete panels and metal curtain walls, as well as in siding, window and door perimeters. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are less vulnerable to economic cycles, but also allows for continuous innovation leading into new applications for our products in high-growth industries.

Quartz Technologies
2017 Net Sales: $202
Our Quartz Technologies segment is a global leader in the development and manufacturing of fused quartz and non-oxide based ceramic powders and shapes. Fused quartz products are manufactured from quartz sand and are used in processes requiring extreme temperature and high purity. Momentive’s high-purity fused quartz materials are used for a diverse range of applications in which optical clarity, design flexibility and durability in extreme environments are critical, such as semiconductor, lighting, healthcare and aerospace. Our product line includes tubing, rods and other solid shapes, as well as fused quartz crucibles for growing single crystal silicon. Our Quartz Technologies segment’s products are the material solution for silicon chip semiconductor manufacturing.
We have recently expanded into the primary pharmaceutical packaging market, producing fused quartz vials used for safely packaging, transporting and storing sensitive liquid-based parenteral drug formulations. Our Quartz Technologies segment has developed a new, state-of-the-art process to mass-produce fused quartz vials, which we are in the process of commercializing under the PurQ brand. Quartz vials are 99.995% pure SiO2, a level of purity which not only ensures unparalleled chemical durability, but also ensures exceptional inertness which can minimize a drug formulation’s physical interaction with the vial surface, resulting in superior liquid drug stability.
Products
Our Quartz Technologies business’ products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for high intensity video projectors) require the use of quartz. A significant driver of our Quartz Technologies volumes derives from semiconductor chip manufacturers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 74% of our Quartz Technologies business’ revenue for the year ended December 31, 2017, compared to 72% and 71% in 2016 and 2015, respectively.

Raw Material Purchases
Overall, in 2017, we purchased approximately $1.1 billion of raw materials. Many of the raw materials we use to manufacture our products are available from more than one source, and are readily available in the open market. As discussed above, we currently purchase under short-term, one-year or multi-year contracts and in the spot market so as to ensure competitive pricing and adequate supply.
Performance Additives and Formulated and Basic Silicones

•
Silicon Metal— Silicon metal is an inorganic material that is not derived from petrochemicals and represents approximately 9% of our 2017 raw materials purchases. Major silicon metal suppliers include Ferroglobe PLC, Elkem ASA, Lao Silicon Ltd., CBC Co. Ltd., and other smaller vendors located around the world. We currently purchase silicon metal under short-term, one-year or multi-year contracts and in the spot market. We typically purchase silicon metal under formal contracts in the United States and in the spot market in Asia Pacific.

•
Siloxane— Siloxane is a key intermediate required to produce silicone polymers. We are one of two producers in the silicones market with global siloxane production capacity. We produce siloxane for our internal use in Waterford, New York and Ohta, Japan and source siloxane from our joint venture in Jiande, China and third parties. We also source siloxane under a purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”) and from time to time, we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our costs.

•
Methanol— Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Itochu Chemical Forontier Corporation, CBC Co. Ltd., Southern Chemical Corporation, and Mitsubishi Gas Chemicals. We typically enter into quarterly or annual contracts for methanol.

Quartz Technologies
Naturally occurring quartz sand is the key raw material for many of the products manufactured by our Quartz Technologies business, which is currently available from a limited number of suppliers. While we also use quartz sand from several global sand suppliers, one of our suppliers, a major producer of natural quartz sand, controls a significant portion of the market for this sand. In December 2017, we entered into a purchase agreement with this supplier, which expires on December 31, 2021.

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
In 2017, our largest customer accounted for less than 4% of our net sales, and our top twenty customers accounted for approximately 23% of our net sales. Neither our overall Company nor any of our businesses depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on any of our businesses or the Company as a whole.
We do not experience significant seasonality of demand, although sales have historically been slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to volatile global economic conditions.
Research and Development
Research and development expenses include wages and benefits for research personnel, including engineers and chemists; payments to consultants and outside testing services; costs of supplies and chemicals used in in-house laboratories; and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2017, 2016 and 2015, we spent $64, $64 and $65, respectively, on research and development.
Intellectual Property

We own, license or have rights to approximately 3,400 patents and approximately 170 trademarks registered in a variety of countries, along with various patent and trademark applications and technology licenses around the world. These patents will expire between 2018 and 2035. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademarks and trademark applications relating to our Velvesil, Silwet, Silsoft, Tospearl, SPUR+ and NXT brands, technologies and products are considered material to our business.

Solely for convenience, the trademarks, service marks and tradenames referred to in this report are without the “®” and “TM” symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.
Industry Regulatory Matters

Domestic and international laws regulate the production and marketing of chemical substances. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union, the United States, and China are the most significant to our business. These laws typically prohibit the import or manufacture of chemical substances unless the substances are registered or are on the country’s chemical inventory list, such as the European inventory of existing commercial chemical substances and the U.S. Toxic Substances Control Act inventory. Chemicals that are on one or more of these lists can usually be registered and imported without requiring additional testing in countries that do not have such lists, although additional administrative hurdles may exist. Under such laws, countries may also require toxicity testing to be conducted on chemicals in order to register them or may place restrictions on the import, manufacture and/or use of a chemical.

The European Commission enacted a regulatory system in 2006 known as REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials, or that we sell as finished products in the European Union. Other countries may also enact similar regulations. See “Risk Factors—Risks Related to Our Business—Future chemical regulatory actions may decrease our profitability.”

Environmental Regulations

In the European Union and other jurisdictions committed to achieving the goals of the Paris Agreement under the United Nations Framework Convention on Climate Change, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by taxation of greenhouse gas emissions. In addition, although the Trump administration announced in June 2017 its intent to withdraw the United States from the Paris Agreement, numerous cities and businesses and several states, including California and New York, have made their own commitments towards reducing greenhouse gas emissions, and further enactment of federal climate change legislation in the United States is a possibility for the future. While only a small number of our sites are currently affected by existing greenhouse gas regulations, and none have experienced or anticipate significant cost increases as a result, it is likely that greenhouse gas emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Our policy is to strive to operate our plants in a manner that protects the environment and the health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies and practices managed by our Environmental, Health and Safety, or EH&S department, and overseen by the Environment, Health and Safety Committee of the Board of Directors. Our EH&S department has the responsibility to monitor and enforce the compliance of our operations worldwide with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of environmental, health and safety policies, formulation of relevant policies and standards, environmental, health and safety audits and incident response planning and implementation. Our environmental, health and safety policies and practices include management systems and procedures relating to emissions to air, water and other media, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.
We and our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental, health and safety regulation at the federal, state, local and international level. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental, health or safety laws or permits may result in, among other things, restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as CERCLA and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating spills and other releases of hazardous materials, substances and wastes at current and former facilities and at third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at or from our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, we may incur liabilities in the future, and these liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.
Although our environmental, health and safety policies and practices are designed to ensure compliance with international, federal, state and local laws and environmental, health and safety regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental, health and safety expenditures, which expenditures could be material.
We expect to incur future costs for capital improvements and general compliance under environmental, health and safety laws, including costs to acquire, maintain and repair pollution control equipment. In 2017, we incurred capital expenditures of approximately $24 on an aggregate basis to comply with environmental, health and safety laws and regulations and to make other environmental, health and safety improvements. We estimate that our capital expenditures in 2018 for environmental, health and safety improvements at our facilities will be approximately $16. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.

Employees
As of December 31, 2017, we had approximately 5,200 employees. Approximately 43% of our employees are members of a labor union or have collective bargaining agreements. The new contract involving the Local 81359 and Local 81380 unions in our Waterford, New York site and Local 84707 union in our Willoughby, Ohio site was ratified by union membership in February 2017 and is effective until June 2019.

Where You Can Find More Information
The public may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”) on the SEC's website at www.sec.gov. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.momentive.com under “Investor Relations - SEC Filings”.

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
Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

•
reduced demand in key customer end-markets, such as automotive, which accounted for approximately 20% of our revenues in 2017, consumer goods, personal care, construction, electronics, oil and gas and healthcare;

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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our senior secured asset-based revolving credit facility (“ABL Facility”) (described in Item 7 of Part II of this Annual Report on Form 10-K) or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our ABL Facility to fulfill their funding obligations. Should a bank in our ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may weaken or deteriorate. In such event, we may become subject to the negative effects described above and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenants, if in effect, in the ABL Facility could be significantly affected. See “-Risks Related to Our Indebtedness--We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” In April 2014, we sought protection under Chapter 11 of the United States Bankruptcy Code following our inability to restructure or refinance our significant indebtedness in light of the confluence of several negative economic and other factors, including the flat sales volumes, steep inflation in the cost of materials and significant price pressure stemming from an increase in overall global supply. A recurrence of such economic factors could have a material adverse effect on our business, results of operations and financial condition and may jeopardize our ability to service our debt obligations.
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
For example, our Formulated and Basic Silicones business is highly dependent upon access to silicon metal, a key raw material, and siloxane, an intermediate product that is derived from silicon metal. In North America, there is only one significant qualified silicon metal supplier, which in December 2015 completed a business combination with a significant European based silicon metal supplier. In addition, silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the U.S. Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”) against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices.

On October 4, 2017, the DOC issued affirmative preliminary determinations in the anti-dumping duty investigation on silicon metal, finding that imports of silicon metal from Australia, Brazil and Norway were sold at a price less than fair value. The DOC has instructed U.S. Customs and Border Protection to collect cash deposits from importers of silicon metal from Australia (20.79%), Brazil (56.78% to 134.92%) and Norway (3.74%). The DOC was scheduled expected to make its final anti-dumping determination on February 16, 2018. In August 2017, the DOC published the preliminary countervailing duties rates for silicon metal from Australia (16.23%), Brazil (3.69% to 52.07%) and Kazakhstan (120%). The ITC is also investigating whether there is material injury or threat of material injury to the domestic industry by reason of the dumped or subsidized imports from Australia, Brazil, Kazakhstan and Norway and is expected to make a determination as to whether there is material injury or threat to the domestic market by April 3, 2018. We currently purchase silicon metal under multi-year, one-year or short-term contracts and in the spot market. We typically purchase silicon metal under formal contracts for our United States’ operations from suppliers in the United States and for our Asia Pacific operations in the spot market from suppliers in Asia Pacific. Some of our formal contracts have pricing mechanisms tied to global silicon metal indices. Imposition of antidumping or countervailing duties in connection with the foregoing investigations could lead to higher duties on such imports. Issuance of relevant final orders imposing duties, if any, are scheduled for April 10, 2018.
Our Performance Additives and Formulated and Basic Silicones businesses also rely heavily on siloxane and related intermediate products. Our manufacturing capacity at our internal sites and at our joint venture in China is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements from Asia Silicones Monomer Limited (“ASM”) under an existing long-term purchase and sale agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane due to a few precedents in the past. For example, from May 2009 until May 2014, antidumping duties were imposed by China on siloxane from Thailand and South Korea.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2017, we incurred capital expenditures of approximately $24 to comply with environmental laws and regulations and to make other environmental improvements, and we expect to incur capital expenditures of approximately $16 in 2018. If we do not comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property or natural resource damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
Actual and alleged environmental violations have been identified at our facility in Waterford, New York. In May of 2017, we entered into a settlement with the New York State Department of Environmental Conservation (the “NYSDEC”), the U.S. Environmental Protection Agency (the “USEPA”) and the U.S. Department of Justice in connection with their respective investigations of that facility’s past compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility’s hazardous waste incinerators, under which we paid approximately $1. In addition, we are currently cooperating with the NYSDEC in its investigation of that facility’s compliance with certain applicable environmental requirements as identified in an administrative complaint filed by the NYSDEC in May 2017. Resolution of such enforcement action will likely require payment of a monetary penalty and/or the imposition of other civil sanctions.
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
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management, post-closure and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, New York and Sistersville, West Virginia, we have provided letters of credit in the following amounts: approximately $44 for closure and post-closure care and accidental occurrences at the Waterford and the Sistersville facilities. A renewal of our Waterford facility’s hazardous waste permit was issued by the NYSDEC, which required us to provide approximately $27 in financial assurances for our Waterford facility. The renewal permit also requires a re-evaluation of the financial assurance amount within the next three years. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, in January 2017, the USEPA identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial condition. For example, to the extent we issue letters of credit under our ABL Facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under such facility would be reduced.
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
We cannot at this time estimate the impact of these regulations on our financial condition, results of operations, cash flows and profitability but it could be material.  The European Union is conducting ongoing reviews of octamethylcyclotetrasiloxane (“D4”) and decamethylcyclopentasiloxane (“D5”) each of which are chemical substances we manufacture and are utilized as key ingredients in many of our products and by the silicone industry.  In January, 2018 the European Union adopted a proposal by the United Kingdom to limit the levels of D4 and D5 in personal care products that are intended to be washed off.  The European Commission has also recently directed the European Chemicals Agency to develop a proposal restricting the use of D4, D5 and dodecamethylcyclohexasiloxane (“D6”) in leave on personal care products.  Additionally, Competent Authorities in Germany have completed a Risk Management Option Analysis (RMOA) on D4 and D5 and have proposed to designate D4 and D5 as a Substance of Very High Concern (SVHC) without intention for Annex XIV listing (Authorization).  The USEPA has also stated that they are reviewing the potential environmental risks posed by D4 to determine whether regulatory measures are warranted.  Finally, in March 2016 and March 2017, the European Union Directorate General for Environment (“DG Environment”) proposed to the European Commission that D4 be nominated as a persistent organic pollutant pursuant to the Stockholm Convention on Persistent Organic Pollutants (the “Stockholm Convention”). This proposal was not acted upon by the European Commission, but continues to be evaluated by the DG Environment. The Stockholm Convention is an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. We and other silicone industry members have entered into a consent order with the USEPA to conduct certain studies to obtain relevant data, the results of which were submitted to the USEPA in September 2017.  Regulation of our products containing such substances by the European Union, Canada, the United States or parties to the Stockholm Convention would likely reduce our sales within the respective jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
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
Products we have made or used could be the focus of legal claims based upon allegations of harm to human health. We cannot predict the outcome of suits and claims, and an unfavorable outcome in these litigation matters could exceed reserves or have a material adverse effect on our business, financial condition, results of operations and/or profitability and cause our reputation to decline.
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

In connection with the bankruptcy cases, the following appeals were filed relating to the confirmation of the Plan.

Make-Whole. In 2014, BOKF, NA, as trustee (“First Lien Trustee”) for our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”), and Wilmington Trust, National Association, as trustee for our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) (“1.5 Lien Trustee” and together with the First Lien Trustee, the “Appellants”) jointly appealed to the U.S. District Court for the Southern District of New York (the “District Court”) seeking reversal of the Bankruptcy Court of the Southern District of New York’s (the “Bankruptcy Court”) determinations that Momentive Performance Materials Holdings Inc. and certain of its domestic subsidiaries (the “Debtors”) were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums (the “Make-Whole Determination”).

Interest rate. The Appellants also appealed to the District Court seeking reversal of the Bankruptcy Court’s determination that the interest rates on the 3.88% First Lien Notes due 2021 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with the Bankruptcy Code (the “Interest Rate Determination”).

In May 2015, the District Court dismissed both of Appellants’ appeals and affirmed the Bankruptcy Court’s rulings. The Appellants appealed the District Court’s decision to dismiss to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).

On October 20, 2017, Second Circuit affirmed the Make-Whole Determination. In November 2017, the Appellants requested a rehearing en banc by the Second Circuit with respect to the Make-Whole Determination (the “En Banc Request”). On December 11, 2017, the Second Circuit issued an order denying the En Banc Request and upheld the Company's position that no make-whole payments were due.

On October 20, 2017, the Second Circuit reversed the Interest Rate Determination and remanded the issue to the Bankruptcy Court for further proceedings (the “Remand”). The Second Circuit held that, on remand, the Bankruptcy Court should assess whether an efficient market rate can be ascertained, and, if so, apply it to the First Lien Notes and Second Lien Notes. On December 22, 2017, the Second Circuit issued its mandate remanding the Interest Rate Determination to the Bankruptcy Court. No further proceedings have yet been held in the Bankruptcy Court regarding the Interest Rate Determination.

We cannot predict with certainty whether Appellants may file a petition of certiorari with the Supreme Court of the United States (the “Supreme Court”) with respect to the Make-Whole Determination. While we do not believe an adverse outcome is probable, an adverse outcome could negatively affect our business, results of operations, and financial condition by reducing our liquidity and/or increasing our interest costs.

We cannot predict with certainty the timing or outcome of the Remand. An adverse outcome could increase our interest costs (including by potentially requiring us to make a catch-up payment for past due interest).
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
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	laws and regulations, including tax, environmental, health and safety regulations;

•	exposure to possible expropriation or other government actions;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	unsettled political conditions and possible terrorist attacks against U.S. interests; and

•	natural disasters or other catastrophic events.
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
In 2017, approximately 66% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 5% of our total cost of sales for the years ended December 31, 2017 and 2016, respectively, and 6% for the year ended December 31, 2015.
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
Although we did not generate a net loss for the year ended December 31, 2017, for the years ended December 31, 2016 and 2015, we generated net losses of $163 and $83, respectively. If we continue to suffer net losses, our liquidity may suffer and we may not be able to fund all of our obligations. Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. In addition, if we continue to experience net losses, the trading price of our common stock may decline significantly.

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

If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected
As of December 31, 2017, approximately 43% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
We sponsor various pension and similar benefit plans worldwide. As of December 31, 2017, our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $105 and $199, respectively. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
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
In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information or failure to comply with applicable laws, directives, or regulations could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, which could adversely affect our business, financial condition and results of operations.
Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.
Prior to December 2006, substantially all of our products and services were marketed using the GE brand name and monogram, and we believe the association with GE provided our products and services with preferred status among our customers and employees due to GE’s globally recognized brands and perceived high quality. We and GE Monogram Licensing International (“GE Monogram”) are parties to a trademark license agreement, which was entered into in December 2006 and amended in May 2013, that grants us a limited right to, among other things, use the GE mark and monogram solely in connection with our sealant, adhesive and certain other products, subject to certain conditions. These rights extend through December 3, 2018, with options that allow us to renew the license through 2023, subject to certain terms and conditions, including the payment of royalties. We also have the right to use numerous specific product trademarks that contain the letters “GE” for the life of the respective products subject to the terms of the license. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we are not able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name on our sealant, adhesive and certain other products.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2017, we had $1,228 of consolidated outstanding indebtedness. Our projected annualized cash interest expense is approximately $55 based on our consolidated indebtedness and letters of credit outstanding and interest rates at December 31, 2017 without giving effect to any subsequent borrowings under our ABL Facility, substantially all of which represents cash interest expense on fixed-rate obligations.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of December 31, 2017, the borrowing base (including various reserves) was determined to be approximately $214, and we had approximately $56 of drawn letters of credit and no revolver borrowings under the ABL Facility. The borrowing base (including various reserves) is updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.

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
A breach of our fixed charge coverage ratio, if in effect, would, if not waived, result in an event of default under our ABL Facility. Pursuant to the terms of the credit agreement governing the ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facility:

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
S&P Global Ratings (“S&P”) and Moody’s Investors Service (“Moody’s”) maintain credit ratings on us and certain of our debt. Our ratings were upgraded by Moody’s in February 2018. The ratings assigned by both ratings agencies to our debt are currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
Risks Related to Our Common Stock
There is a limited public market for our common stock
There are substantial risks in investing in our common stock given the general illiquid nature of such securities. There is a limited public trading market for our securities. In March 2016, our common stock was approved to trade on the OTCQX market. Holders of our securities may nevertheless find it difficult or impossible to find a qualified purchaser for such securities at any price. Because of this, the quoted prices of our stock on the OTCQX may not reflect exactly the value of our common stock.

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

Additional sales of a substantial number of our shares of common stock, or the perception that such sales may occur, could have a material adverse effect on the price of our common stock and could materially impair our ability to raise capital through the sale of additional shares. As of February 15, 2018, we had 48,121,634 shares of common stock issued and outstanding. Substantially all of these shares have either been registered by Momentive’s registration statement on Form S-1 (Registration No. 333-201338) filed December 31, 2014 (“Form S-1”), which became effective on July 2, 2015, or otherwise are freely tradable. The selling stockholders covered by the Form S-1 beneficially own a significant amount of our common stock. The sale of all or a portion of the shares by the selling stockholders or our other stockholders, or the perception that these sales may occur, could cause the price of our common stock to decrease significantly.

Pursuant to the Company’s Registration Rights Agreement, the selling stockholders have certain demand and piggyback rights that may require us to file additional registration statements registering their common stock or to include sales of such common stock in registration statements that we may file for ourselves or other stockholders. Any shares of common stock sold under these registration statements will be freely tradable. In the event such registration rights are exercised and a large number of shares of common stock is sold, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with this registration and any such registrations, except that the selling stockholders may be responsible for their pro rata shares of underwriters’ discounts and commissions, stock transfer taxes and certain legal expenses.

As a holding company, our only material assets will be our equity interests in our operating subsidiaries, and our principal source of revenue and cash flow will be distributions from such subsidiaries, which may be limited by law and/or contract in making such distributions.

As a holding company, our principal source of revenue and cash flow is distributions from our subsidiaries. Therefore, our ability to carry out our business plan, to fund and conduct our business, service our debt and pay dividends (if any) in the future will depend on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us may also be subject to, among other things, future restrictions that are contained in our subsidiaries’ agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to fund and conduct our business, service our debt and pay dividends (if any).
Apollo is our largest stockholder and has significant influence over us, and its interests may conflict with or differ from your interests as a stockholder.
As of December 31, 2017, Apollo beneficially owns approximately 39.7% of our common stock. In connection with our emergence from the Chapter 11 proceedings, Apollo designated four of our eleven directors. As a result of that representation, Apollo has the ability to exert significant influence over us. The interests of Apollo could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer, cause or prevent a change of control of us or impede a merger, takeover or other business combination that other stockholders may otherwise view favorably. Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire, interests in or provide advice to businesses that may directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) provides that we expressly renounce any interest or expectancy in any business opportunity, transaction or other matter in which Apollo, The Ad Hoc Group (as defined in the Certificate of Incorporation) or any of their respective affiliates (with respect to Apollo) participates or desires or seeks to participate in, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so.
Provisions in our organizational documents may delay or prevent our acquisition by a third party.
Our Certificate of Incorporation and our Amended and Restated By-laws (“By-laws”), contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. These provisions include, among others:

•	provisions relating to the appointment of directors for a period of time following the emergence from Chapter 11;

•	provisions requiring stockholders to hold at least 33% of our outstanding common stock in the aggregate to request special meetings;

•	provisions that provide that the doctrine of “corporate opportunity” will not apply with respect to Apollo, the Ad Hoc Group, and their respective affiliates with respect to the Company; and

•	provisions that require a non-interim Chief Executive Officer to review any business combination transaction.

These provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for our common stock in the future, which could reduce the market price of our common stock.
Our designation of the Delaware Court of Chancery as the exclusive forum for certain types of stockholder legal proceedings could limit our stockholders’ ability to obtain a more favorable forum.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our Certificate of Incorporation or our By-laws or (iv) any action asserting a claim governed by the internal affairs doctrine or as to which the DGCL otherwise confers jurisdiction upon the Court of Chancery. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Certificate of Incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
Our headquarters is located in Waterford, New York. Our major manufacturing facilities are primarily located in North America, Europe and Asia. We also have 5 standalone technology research centers spread globally.
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our production and manufacturing facilities, executive offices and technology research centers:

Location	Real Property Interest	Business in Which Property is Used
Americas:
Waterford, NY (2)	Owned	Performance Additives, Formulated and Basic Silicones
Tarrytown, NY (1)	Leased	Performance Additives
Sistersville, WV (2)	Owned	Performance Additives
Chino, CA	Leased	Formulated and Basic Silicones
Garrett, IN	Leased	Formulated and Basic Silicones
New Smyrna Beach, FL	Owned	Formulated and Basic Silicones
Charlotte, NC (1)	Leased	Performance Additives
Itatiba, Brazil	Owned	Performance Additives
Texas City, TX	Owned	Performance Additives
Strongsville, OH (2)	Owned	Quartz Technologies
Willoughby, OH	Owned	Quartz Technologies
Richmond Heights, OH (2)	Owned	Quartz Technologies
Newark, OH	Owned	Quartz Technologies
Europe:
Leverkusen, Germany (2)	Leased	Performance Additives, Formulated and Basic Silicones
Bergen op Zoom, Netherlands	Leased	Formulated and Basic Silicones
Lostock, United Kingdom	Leased	Formulated and Basic Silicones
Termoli, Italy	Owned	Performance Additives
Antwerp, Belgium	Leased	Performance Additives
Geesthacht, Germany	Owned	Quartz Technologies
Asia Pacific:
Nantong, China	Leased	Performance Additives, Formulated and Basic Silicones
Ohta, Japan (2)	Owned	Performance Additives, Formulated and Basic Silicones
Rayong, Thailand	Leased	Formulated and Basic Silicones
Bangalore, India (1)	Leased	Performance Additives, Formulated and Basic Silicones
Chennai, India	Owned	Performance Additives

Location	Real Property Interest	Business in Which Property is Used
Shanghai, China (1)	Leased	Performance Additives, Formulated and Basic Silicones, Quartz Technologies
Seoul, Korea (3)	Leased	Performance Additives, Formulated and Basic Silicones
Kobe, Japan (2)	Leased	Quartz Technologies
Kozuki, Japan	Owned	Quartz Technologies
Wuxi, China	Leased	Quartz Technologies

(1)	Technology research center.

(2)	Manufacturing facility and technology research center.

(3)	Sales and technology research center.

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
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the bankruptcy cases, the following appeals were filed relating to the confirmation of the Plan.

Make-Whole. In 2014, the Appellants jointly appealed to the District Court seeking reversal of the Make-Whole Determination.

Interest rate. The Appellants also appealed to the District Court seeking reversal of Interest Rate Determination.

In May 2015, the District Court dismissed both of Appellants’ appeals and affirmed the Bankruptcy Court’s rulings. The Appellants appealed the District Court’s decision to dismiss to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On October 20, 2017, Second Circuit affirmed the Make-Whole Determination. In November 2017, the Appellants requested a rehearing en banc by the Second Circuit with respect to the Make-Whole Determination (the “En Banc Request”). On December 11, 2017, the Second Circuit issued an order denying the En Banc Request and upheld the Company’s position that no make-whole payments were due. On October 20, 2017, the Second Circuit reversed the Interest Rate Determination and remanded the issue to the Bankruptcy Court for further proceedings (the “Remand”). The Second Circuit held that, on remand, the Bankruptcy Court should assess whether an efficient market rate can be ascertained, and, if so, apply it to the First Lien Notes and Second Lien Notes. On December 22, 2017, the Second Circuit issued its mandate remanding the Interest Rate Determination to the Bankruptcy Court. No further proceedings have yet been held in the Bankruptcy Court regarding the Interest Rate Determination.

We cannot predict with certainty whether Appellants may file a petition of certiorari with the Supreme Court of the United States (the “Supreme Court”) with respect to the Make-Whole Determination. While we do not believe an adverse outcome is probable, an adverse outcome could negatively affect our business, results of operations, and financial condition by reducing our liquidity and/or increasing our interest costs.

We cannot predict with certainty the timing or outcome of the Remand. An adverse outcome could increase our interest costs (including by potentially requiring us to make a catch-up payment for past due interest).
Environmental Matters
We and our operations are subject to extensive environmental, health and safety regulation at the federal, state, local and international level and our production facilities require operating permits that are subject to renewal or modification. Our operations also involve the use, handling, processing, storage, transportation and disposal of hazardous materials, and we may be exposed to the risk of claims for environmental remediation or restoration.
We have adopted and implemented environmental health and safety policies, which include systems and procedures governing emissions to air, water and other media, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. In order to comply with environmental, health and safety laws and regulations, including obtaining and maintaining permits, we have incurred and will continue to incur costs, including capital expenditures for projects related to environmental, health and safety improvements. In addition, pursuant to applicable hazardous waste regulations, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, New York and Sistersville, West Virginia, we have provided letters of credit in the following amounts: approximately $44 for closure and post-closure care and accidental occurrences at the Waterford and the Sistersville facilities. A renewal of our Waterford facility’s hazardous waste permit was issued by the NYSDEC, which required us to provide approximately $27 in financial assurances for our Waterford facility. The renewal permit also requires a re-evaluation of the financial assurance amount within the next three years. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, in January 2017, the USEPA identified chemical manufacturing, among others, as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA.
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
In 2008, we became aware and disclosed to the NYSDEC that, in certain instances, our Waterford, New York, facility may have failed to comply with state and federal regulatory requirements governing the treatment of hazardous waste. During 2008, the NYSDEC initiated an investigation into these disclosures and issued a notice of violation alleging certain noncompliances. Subsequently, in the second quarter 2009, the USEPA and the U.S. Department of Justice sought, through search warrant and subpoena, additional information related to the alleged noncompliances. In May of 2017, we entered into a settlement with the NYSDEC, the USEPA and the U.S. Department of Justice with respect to such matters under which we paid approximately $1.
We are currently cooperating with the NYSDEC in its investigation of the Waterford, New York facility’s compliance with certain applicable environmental requirements as identified in an administrative complaint filed by the NYSDEC in May 2017. Although we currently believe that the costs and potential penalties associated with the investigation will not have a material adverse impact on our business, resolution of such enforcement action will likely require payment of a monetary penalty and/or the imposition of other civil sanctions.

ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable to the registrant.

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On March 4, 2016, Momentive’s common stock began trading on the OTCQX market, operated by OTC Markets Group Inc.

As of February 15, 2018, there were 25 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have. MPM’s direct parent, MPM Intermediate Holdings Inc., is MPM’s sole stockholder.

The following tables set forth for the periods indicated, the range of high and low bid prices for our common stock:

Year 2017	High	Low
First quarter	$10.12	$8.00
Second quarter	$14.90	$9.25
Third quarter	$16.35	$13.75
Fourth quarter	$22.70	$15.05

Year 2016	High	Low
First quarter (from March 4, 2016)	$9.00	$6.00
Second quarter	$9.50	$7.00
Third quarter	$13.00	$9.50
Fourth quarter	$10.60	$7.20

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
The consolidated statement of operations data for the years ended December 31, 2017, December 31, 2016, December 31, 2015, successor period from October 25, 2014 through December 31, 2014, the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013 and the consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements.

You should read the following selected historical financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	MPM HOLDINGS INC.
	Successor					Predecessor
	Year Ended December 31, 2017		Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,331		$2,233	$2,289	$465	$2,011	$2,398
Cost of sales	1,831		1,845	1,894	402
Gross profit	500		388	395	63
Cost of sales, excluding depreciation and amortization						1,439	1,732
Selling, general and administrative expense	333		347	285	80	434	373
Depreciation and amortization expense						147	171
Research and development expense	64		64	65	13	63	70
Restructuring and discrete costs	6		42	32	5	20	21
Other operating loss (income), net	9		19	2	(1)	—	—
Operating income (loss)	88		(84)	11	(34)	(92)	31
Interest expense, net	80		76	79	15	162	394
Non-operating expense (income), net	(8)		(7)	3	8	—	—
Gain on extinguishment and exchange of debt	—		(9)	(7)	—	—	—
Reorganization items, net	1		2	8	3	(1,972)	—
(Loss) income before income tax and earnings from unconsolidated entities	15		(146)	(72)	(60)	1,718	(363)
Income tax expense	15		18	13	—	36	104
(Loss) income before earnings from unconsolidated entities	—		(164)	(85)	(60)	1,682	(467)
Earnings from unconsolidated entities, net of taxes	—		1	2	—	3	3
Net (loss) income	$—		$(163)	(83)	(60)	1,685	(464)
(Loss) earnings per share, basic and diluted	$—		$(3.39)	$(1.73)	$(1.25)	$16,850,000	$(4,640,000)
Dividends declared per common share	$—		$—	$—	$—	$—	$4,600
Cash Flow provided by (used in):
Operating activities	$113		$142	$128	$(3)	$(207)	$(150)
Investing activities	(168)		(117)	(116)	(17)	(18)	(88)
Financing activities	(1)		(16)	(10)	(1)	390	220
Balance Sheet Data (at end of period):
Cash and cash equivalents	$174		$228	$221	$228		$94
Working capital (1)	482	470	432	450	611		(2,884)
Total assets	2,717		2,606	2,663	2,884		2,694
Total long term debt	1,192		1,167	1,169	1,163		7
Total net debt (2)	1,054		975	984	973		3,163
Total liabilities	2,173		2,124	2,037	2,115		4,174
Total equity (deficit)	544		482	626	769		(1,480)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor				Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,331	$2,233	$2,289	$465	$2,011	$2,398
Cost of sales	1,831	1,845	1,894	402
Gross profit	500	388	395	63
Cost of sales, excluding depreciation and amortization					1,439	1,732
Selling, general and administrative expense	332	345	284	80	434	373
Depreciation and amortization expense					147	171
Research and development expense	64	64	65	13	63	70
Restructuring and discrete costs	6	42	32	5	20	21
Other operating loss (income), net	9	19	2	(1)	—	—
Operating income (loss)	89	(82)	12	(34)	(92)	31
Interest expense, net	80	76	79	15	162	394
Non-operating expense (income), net	(8)	(7)	3	8	—	—
Gain on extinguishment and exchange of debt	—	(9)	(7)	—	—	—
Reorganization items, net	1	2	8	3	(1,972)	—
(Loss) income before income tax and earnings from unconsolidated entities	16	(144)	(71)	(60)	1,718	(363)
Income tax expense	15	18	13	—	36	104
(Loss) income before earnings from unconsolidated entities	1	(162)	(84)	(60)	1,682	(467)
Earnings from unconsolidated entities, net of taxes	—	1	2	—	3	3
Net (loss) income	$1	$(161)	$(82)	(60)	1,685	(464)
Dividends declared per common share	$—	$—	$—	$—	$—	$4,600
Cash Flow provided by (used in):
Operating activities	$115	$144	$129	$(3)	$(207)	$(150)
Investing activities	(169)	(118)	(116)	(17)	(18)	(88)
Financing activities	(2)	(17)	(11)	(1)	390	220
Balance Sheet Data (at end of period):
Cash and cash equivalents	$174	$228	$221	$228		$94
Working capital (1)	482	432	450	611		(2,884)
Total assets	2,717	2,606	2,663	2,884		2,694
Total long term debt	1,192	1,167	1,169	1,163		7
Total net debt (2)	1,054	975	984	973		3,163
Total liabilities	2,172	2,122	2,037	2,115		4,174
Total equity (deficit)	545	484	626	769		(1,480)

(1)	Working capital is defined as accounts receivable plus inventories less accounts payable.

(2)	Net debt is defined as long-term debt plus debt payable within one year less cash and cash equivalents including unamortized debt discounts. A summary of the components of our net debt is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Long-term debt (including unamortized debt discounts)	$1,192	$1,167	$1,169	$1,163		$7
Debt payable within one year	36	36	36	38		3,250
Cash and cash equivalents	(174)	(228)	(221)	(228)		(94)
Net debt	1,054	975	984	973		3,163

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 and with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
Overview and Outlook

MPM Holdings Inc. (“Momentive”) and Momentive Performance Materials Inc. (“MPM”), both Delaware corporations, together with their subsidiaries (collectively referred to herein as “we,” “us,” “our,” or the “Company”), are one of the world’s largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, automotive, industrial, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to or formulated product in a wide variety of, end products in order to provide or enhance certain of their attributes, such as resistance (temperature, ultraviolet light, and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics, and tires. Due to their versatility and high-performance characteristics, silicones are increasingly being used as a substitute for other materials. Our Quartz Technologies segment manufactures quartz and specialty ceramics for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,000 customers between our Performance Additives, Formulated and Basic Silicones, and Quartz Technologies businesses in over 100 countries. Our customers include leading companies in their respective industries.
Reportable Segments
In the third quarter of 2017, we reorganized our segment structure and bifurcated our Silicones segment into Performance Additives and Formulated and Basic Silicones to better reflect our specialty chemical portfolio and related performance. This reorganization included a change in our reportable segments from two to four segments. Our operations were previously organized in two segments: Silicones and Quartz. Our reorganized segments are based on the products that we offer and the markets that we serve. At December 31, 2017, we had four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies, and Corporate.
Our Performance Additives segment is one of the leading manufacturers of specialty silanes, silicone fluids, and urethane additives. Our liquid additives are key ingredients in our customers’ products and are used to improve or enable the performance characteristics and processability of a variety of products across different end-markets including automotive, personal care, agriculture, consumer and construction. Our silicone fluids, silanes, and urethane additives Performance Additives product lines are developed using a range of raw material inputs and generally use more limited siloxane than Formulated and Basic Silicone products.
Our Formulated and Basic Silicones segment produces sealants, electronic materials, coatings, elastomers, and basic silicone fluids focused on automotive, consumer goods, construction, electronics and healthcare end-markets. Our products enable key design features, such as extended product life, wear resistance, biocompatibility and weight reduction. Our electronic materials, coatings and sealants product lines are generally applied to our customers’ products, in the form of a high-tech coating or adhesive, while our elastomers product lines are fashioned into parts by extruding or molding them in items such as gaskets or tubing. Formulated silicones product offerings are typically used to seal, protect or adhere, and often perform multiple functions at once.
Our Quartz Technologies segment is a global leader in the development and manufacturing of fused quartz and non-oxide based ceramic powders and shapes. Fused quartz products are manufactured from quartz sand and are used in processes requiring extreme temperature and high purity. Momentive’s high-purity fused quartz materials are used for a diverse range of applications in which optical clarity, design flexibility and durability in extreme environments are critical, such as semiconductor, lighting, healthcare and aerospace. Our product line includes tubing, rods and other solid shapes, as well as fused quartz crucibles for growing single crystal silicon. Our Quartz Technologies segment’s products are the material solution for silicon chip semiconductor manufacturing.
Our organizational structure continues to evolve. We are also continuing to refine our business and operating structure to better align our services to our customers and improve our cost position, while continuing to invest in global growth opportunities.
2017 Overview

•
Net Sales—Net sales in 2017 were $2,331, an increase of 4% compared with $2,233 in 2016. The increase in net sales was driven by volume gains in our Performance Additives segment and the specialty portion of our Formulated and Basic Silicones product portfolio, partially offset by our strategic decision to deemphasize the sale of lower margin products. Volume gains were driven by increased demand in consumer, automotive, and electronics end markets.

•
Net Income (Loss)—Net income in 2017 was $0 and $1 for Momentive and MPM, respectively, an increase of $163 and $162, respectively, compared to net loss $163 and $161, respectively in 2016. This was due to the increase in gross profit, the gain

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

recognition from an insurance claim, and costs due to a fire at our Leverkusen, Germany facility not recurring during 2017, partially offset by a gain on extinguishment of debt also not recurring during 2017.

•
Segment EBITDA—Segment EBITDA in 2017 was $293 and $294 for Momentive and MPM, respectively, an increase of $55 and $54, respectively, compared to $238 and $240, respectively in 2016. The increase in Segment EBITDA was driven by volume growth in the specialty portion of our Formulated and Basic Silicones product portfolio, operating leverage within the Quartz Technologies segment, and strategic capital investments.

•	Future growth initiatives include:
The expansion of our capability to manufacture NXT silane, which is an innovative product used in the production of tires, and can offer tire manufacturers the ability to reduce rolling resistance without loss of wet traction, as well as deliver benefits in the tire manufacturing process. This expansion has been completed and production is expected to ramp up in the second half of 2018.

2018 Outlook
As we look into 2018, we expect continued strong demand, solid and improved industry fundamentals, and growth as a result of the capital investments we have made in our specialty product portfolio over the last several years. We have implemented price increases across our entire silicones product portfolio which are expected to benefit us in 2018 and offset inflation we are experiencing for certain raw materials. We are well positioned to leverage our leadership positions, optimize our portfolio, and invest in and drive new growth programs. Additionally, we expect 2018 sales to continue to reflect a mix improvement as we reduce exposure to under-performing siloxane derivative products and grow our higher margin specialty products.
We are continuing to leverage our research and development capabilities and invest in high-growth product lines and geographical regions, positioning the Company for long-term success. We are also focused on gaining productivity efficiencies and improving margins through investments in improved operational reliability. We continue to evaluate additional actions, as well as productivity measures, that could support further cost savings. Such actions could include additional restructuring and incremental exit and disposal costs.
We have implemented approximately $48 in annual structural cost reduction initiatives through our previously announced global restructuring program, which has begun delivering significant savings. Cumulatively through December 31, 2017, Momentive has achieved approximately $45 of savings under this program.

We remain focused on driving free cash flow, defined as cash flows from operating activities less capital expenditures, and optimizing net working capital, as described in the Liquidity and Capital Resources section below, in fiscal year 2018.

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
Raw Materials
In 2017, we purchased approximately $1.1 billion of raw materials. The largest raw material used in our business is silicon metal. The cost of silicon metal comprised approximately 9% of our total raw material costs in 2017. Heading into 2018, the environment for certain raw materials is inflationary. However, to limit and minimize exposure to inflation, we contracted directly or indirectly for much of our key raw material purchases.
Naturally occurring quartz sand is the key raw material for many of the products manufactured by our Quartz Technologies business, which is currently available from a limited number of suppliers. While we also use quartz sand from several global sand suppliers, one of our suppliers, a major producer of natural quartz sand, controls a significant portion of the market for this sand. In December 2017, we entered into a purchase agreement with this supplier, which expires on December 31, 2021.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.
	Year Ended December 31,
(In millions)	2017	2016	2015
Net sales	$2,331	$2,233	$2,289
Cost of sales	1,831	1,845	1,894
Gross profit	500	388	395
Selling, general and administrative expense	333	347	285
Research and development expense	64	64	65
Restructuring and discrete costs	6	42	32
Other operating loss (income), net	9	19	2
Operating income (loss)	88	(84)	11
Operating (loss) income as a percentage of net sales	4%	(4)%	—%
Interest expense, net	80	76	79
Non-operating expense, net	(8)	(7)	3
Gain on extinguishment of debt	—	(9)	(7)
Reorganization items, net	1	2	8
Total non-operating expense	73	62	83
(Loss) income before income taxes and earnings from unconsolidated entities	15	(146)	(72)
Income tax expense	15	18	13
(Loss) income before earnings from unconsolidated entities	—	(164)	(85)
Earnings from unconsolidated entities, net of taxes	—	1	2
Net (loss) income	$—	$(163)	$(83)
Other comprehensive income (loss)	$58	$16	$(64)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
(In millions)	2017	2016	2015
Net sales	$2,331	$2,233	$2,289
Cost of sales	1,831	1,845	1,894
Gross profit	500	388	395
Selling, general and administrative expense	332	345	284
Research and development expense	64	64	65
Restructuring and discrete costs	6	42	32
Other operating loss (income), net	9	19	2
Operating income (loss)	89	(82)	12
Operating (loss) income as a percentage of net sales	4%	(4)%	1%
Interest expense, net	80	76	79
Non-operating expense, net	(8)	(7)	3
Gain on extinguishment of debt	—	(9)	(7)
Reorganization items, net	1	2	8
Total non-operating expense (income)	73	62	83
(Loss) income before income taxes and earnings from unconsolidated entities	16	(144)	(71)
Income tax expense	15	18	13
(Loss) income before earnings from unconsolidated entities	1	(162)	(84)
Earnings from unconsolidated entities, net of taxes	—	1	2
Net (loss) income	$1	$(161)	$(82)
Other comprehensive income (loss)	$58	$16	$(64)
Net Sales
In 2017, net sales increased by $98, or 4%, compared to 2016. This increase was primarily driven by our intentional shift toward higher-margin products due to increased demand in automotive, electronics, and consumer end markets versus less profitable commodity products, resulting in a volume increase of approximately $46, favorable price/mix shift of $46, and exchange rate fluctuations of approximately $6.
In 2016, net sales decreased by $56, or 2%, compared to 2015. This decrease was primarily due to volume decrease of $22 in line with our intentional efforts to reduce under-performing siloxane derivative products, as well as negative price and mix shift of $36, caused by declines in agriculture and oil and gas markets. In addition, there were favorable exchange rate fluctuations of $2 due to the weakening of the U.S. dollar against other currencies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Operating Income (Loss)
2017 vs 2016 Operating Results
In 2017, operating income increased by $172 and $171 for Momentive and MPM, respectively, from an operating loss of $84 and $82, respectively, to an operating income of $88 and $89, respectively. Cost of sales decreased by $14 compared to 2016, primarily due to lower accelerated depreciation of $29, favorable exchange rate fluctuations of $17 and raw material deflation of $5, partially offset by the related impacts of increased sales and higher net processing costs.
Selling, general and administrative expense decreased by $14 and $13 for Momentive and MPM, respectively, compared to 2016 primarily due to $38 in favorable re-measurement of our pension liabilities offset by the impact of a merit increase implemented in 2016 and unfavorable exchange rate fluctuations of $5. Research and development expense for 2017 was flat compared to 2016.
A summary of the components of depreciation and amortization expense on our consolidated statements of operations for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Cost of sales	$110	$137
Selling, general and administrative expense	44	48
Total depreciation and amortization expense	$154	$185
Restructuring and discrete costs for 2017 decreased by $36 compared to 2016 mainly due to the gain related to an insurance reimbursement of $24 related to fire damage at our Leverkusen, Germany facility and $13 for one-time costs in 2016 triggered by the siloxane capacity transformation programs not recurring in 2017.
Other operating expense decreased by $10, primarily due to a decrease of $8 in impairments and disposals of certain assets and equipment and a settlement gain of $2 related to the resolution of a take or pay arrangement and certain sales and use tax refunds.
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
A summary of the components of depreciation and amortization expense on our consolidated statements of operations for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Cost of sales	$137	$105
Selling, general and administrative expense	48	48
Total depreciation and amortization expense	$185	$153

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Non-Operating Expense (Gain)
In 2017, total non-operating expense increased by $11, from an expense of $62 to an expense of $73, compared to 2016. The increase was primarily due to the gain on extinguishment of Second Lien Notes not recurring in 2017.
In 2016, total non-operating expense decreased by $21, from an expense of $83 to an expense of $62, compared to 2015. The decrease was primarily due to a gain of $9 related to recovery of a tax claim from GE, $6 due to lower reorganization expense in 2016 and $3 in lower interest expense.
Income Tax Expense
On December 22, 2017, the Tax Cuts & Jobs Act (the “TCJA”) was enacted into law. The TCJA decreased the U.S statutory tax rate for years beginning after December 31, 2017, and included other domestic and international tax provisions that affect the measurement of our deferred tax asset and liabilities. As a result, we revalued our deferred tax assets and liabilities as of December 31, 2017 and reduced our net deferred tax assets by $113, which was fully offset by a similar reduction in our valuation allowance. Please refer to detailed discussions on the TCJA in Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
In 2017, income tax expense decreased by $3 compared to 2016. The effective income tax rate was 100% and 94% for Momentive and MPM, respectively, for 2017 compared to (13%) for 2016. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rate was also impacted by the movement in the valuation allowance. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Due to fluctuations in pre-tax income or loss between jurisdictions with and without a valuation allowance established, our historical effective tax rates are likely not indicative of our future effective tax rates.
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
For 2017, profits and losses incurred in foreign jurisdictions with statutory tax rates less than 35% (primarily China, Thailand and Japan) comprised the largest portion of the foreign rate differential. For 2016, China, Germany, and Thailand comprised the largest portion of the foreign rate differential. For 2015, China comprised the largest portion of the foreign rate differential.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2017 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, we are asserting permanent reinvestment with respect to certain intercompany arrangements considered indefinite. Since the currency translation impact is considered indefinite, we have not provided deferred taxes on gains of $9, which could result in a tax obligation of $3, based on currency exchange rates as of December 31, 2017. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive (Loss) Income
For the year ended December 31, 2017, foreign currency translation positively impacted other comprehensive income by $45 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the year ended December 31, 2017, pension and postretirement benefit adjustments positively impacted other comprehensive income by $13, primarily due to the recognition of net prior service benefit related to the effect of certain plan provision changes.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Results of Operations by Segment

Following are net sales and Segment EBITDA by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also a principle profitability measure used to set management and executive incentive compensation goals. EBITDA and Segment EBITDA should not be considered substitutes for net income (loss) or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

	MPM HOLDINGS INC.
	Year Ended December 31,
	2017	2016	2015
Net Sales(1):
Performance Additives	$900	$849	$835
Formulated and Basic Silicones	1,229	1,212	1,277
Quartz Technologies	202	172	177
Total	$2,331	$2,233	$2,289

Segment EBITDA:
Performance Additives	$188	$187	$176
Formulated and Basic Silicones	105	70	25
Quartz Technologies	40	20	27
Corporate	(40)	(39)	(33)
Total	$293	$238	$194

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2017	2016	2015
Net Sales(1):
Performance Additives	$900	$849	$835
Formulated and Basic Silicones	1,229	1,212	1,277
Quartz Technologies	202	172	177
Total	$2,331	$2,233	$2,289

Segment EBITDA:
Performance Additives	$188	$187	$176
Formulated and Basic Silicones	105	70	25
Quartz Technologies	40	20	27
Corporate	(39)	(37)	(33)
Total	$294	$240	$195

(1)Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

2017 vs. 2016 Segment Results
Following is an analysis of the percentage change in sales by segment from 2016 to 2017:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	7%	(1)%	—%	6%
Formulated and Basic Silicones	(4)%	5%	—%	1%
Quartz Technologies	18%	—%	—%	18%
Performance Additives
Net sales in 2017 increased $51, or 6% compared to 2016. This increase was primarily due to a volume increase of $59 related to demand in consumer, automotive, and personal care markets reflecting our growth initiatives across our entire portfolio, and $4 due to the weakening of the U.S. dollar against other currencies, offset by adverse price/mix variance of $12.
Segment EBITDA in 2017 increased by $1 to $188 compared to 2016. The increase was impacted by temporary raw material lead/lag being addressed by pricing actions and the one-time impact of Hurricane Harvey.

Formulated and Basic Silicones
Net sales in 2017 increased $17 or 1%, compared to 2016. This increase was primarily driven by a favorable mix/price shift of $58 towards higher-margin products versus less profitable commodity products and $2 due to the weakening of the U.S. dollar against other currencies, offset by volume decrease of $43 related to our intentional efforts to reduce under-performing siloxane derivative products and focus on our specialties products driven by increased demand in electronic materials, elastomers, sealants, and coatings end markets.
Segment EBITDA in 2017 increased by $35 to $105 compared to 2016. This increase was primarily due to higher sales of higher margin products and improved demand in automotive, consumer products, and electronic markets, improved efficiencies and raw material deflation.

Quartz Technologies
Net sales in 2017 increased $30, or 18%, compared to 2016. The increase was primarily due to an increase in sales volume of $30, mainly driven by improved demand in semiconductor and aerospace end markets.
Segment EBITDA in 2017 increased by $20 to $40 compared to 2016. This increase was primarily due to the sales volume increase, operating leverage, and improved manufacturing efficiencies. Fiscal year 2017 also reflects full benefit of 2016 restructuring initiatives.
Corporate
Corporate charges are primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions. Compared to 2016, Corporate charges increased by $1 and $2 for Momentive and MPM, respectively, to $40 and $39, respectively, mainly due to increase in employee headcount and related compensation expenses.

2016 vs 2015 Segment Results
Following is an analysis of the percentage change in sales by segment from 2015 to 2016:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	6%	(4)%	—%	2%
Formulated and Basic Silicones	(5)%	—%	—%	(5)%
Quartz Technologies	(4)%	—%	1%	(3)%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Performance Additives
Net sales in 2016 increased $14, or 2%, compared to 2015. This increase was primarily due to a volume increase of $47 driven by demand in consumer, automotive, construction, and industrial markets, partially offset by negative price and mix shift of $32, caused by declines in agriculture and oil and gas markets, and $1 due to the strengthening U.S. dollar.
Segment EBITDA in 2016 increased by $11 to $187 compared to 2015. This increase was primarily due to higher sales, production efficiencies and raw material deflation.
Formulated and Basic Silicones
Net sales in 2016 decreased $65, or 5%, compared to 2015. This decrease was primarily due to volume decrease of $62 due to our intentional efforts to reduce under-performing siloxane derivative products and negative price and mix shift of $4 partially offset by $1 of exchange rate fluctuations.
Segment EBITDA in 2016 increased by $45 to $70 compared to 2015. This increase was primarily due to our intentional efforts to reduce under-performing siloxane derivative products, production efficiencies and raw material deflation.
Quartz Technologies
Net sales in 2016 decreased $5, or 3%, compared to 2015. The decrease was primarily due to a volume decrease of $7 caused by softening of the end user demand primarily due to declines in the semiconductor market offset by favorable currency impacts.
Segment EBITDA in 2016 decreased by $7 to $20 compared to 2015. The decrease was primarily due to the inclusion of a one-time settlement gain of $6 related to the resolution of customer dispute in the first quarter of 2015.
Corporate
Corporate charges are corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and administrative functions. Compared to 2015, Corporate charges increased by $5 and $4 to $39 and $37 for Momentive and MPM, respectively, mainly due to merit increase and higher incentive based compensation.

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$—	$(163)	$(83)
Interest expense, net	80	76	79
Income tax expense	15	18	13
Depreciation and amortization	154	185	153
Gain on extinguishment and exchange of debt	—	(9)	(7)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$12	$26	$15
Unrealized (gains) losses on pension and postretirement benefits	(5)	33	(16)
Restructuring and discrete costs	36	70	32
Reorganization items, net	1	2	8
Segment EBITDA	$293	$238	$194

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$1	$(161)	$(82)
Interest expense, net	80	76	79
Income tax expense	15	18	13
Depreciation and amortization	154	185	153
Gain on extinguishment and exchange of debt	—	(9)	(7)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$12	$26	$15
Unrealized (gains) losses on pension and postretirement benefits	(5)	33	(16)
Restructuring and discrete costs	36	70	32
Reorganization items, net	1	2	8
Segment EBITDA	$294	$240	$195
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses.
For the years ended December 31, 2017, 2016 and 2015, non-cash charges primarily included asset impairment charges, loss due to scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements.
For the years ended December 31, 2017, 2016 and 2015, unrealized (gains) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the re-measurement of our pension and postretirement benefit obligations.
Restructuring and discrete costs for all periods primarily included expenses from restructuring and integration. For the years ended December 31, 2017 and 2016, these amounts included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, New York facility. For the year ended December 31, 2017, these costs also included a gain of $24 related to insurance reimbursement related to fire damage at our Leverkusen, Germany facility and $3 related to a postponed offering of our securities. For the year ended December 31, 2016, these costs also included exit costs due to siloxane capacity transformation programs at our Leverkusen, Germany facility, loss of $10 due to a fire at our Leverkusen, Germany facility, and recovery of Italian tax claims from GE.
Reorganization items, net represent incremental costs incurred directly as a result of the Bankruptcy Filing. For the years ended December 31, 2017, 2016 and 2015 these amounts were primarily related to certain professional fees.
Segment Realignment
The Financial Standards Accounting Board Accounting Standards Codification Topic 280, Segment Reporting, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
In the third quarter of 2017, we reorganized our segment structure and bifurcated our Silicones segment into Performance Additives and Formulated and Basic Silicones to better reflect our specialty chemical portfolio and related performance. This reorganization included a change in our operating segments from two to four segments. We reorganized to the new four segments model, by implementing the following:

•	financial information is prepared separately and regularly for each of the four segments; and

•	the CEO would regularly review the results of operations and assesses the performance of each of these segments.
Our operations were previously organized in two segments: Silicones and Quartz. The four segments model is composed of the following:

•	a new Performance Additives segment realigned from the former Silicones Segment;

•	a new Formulated and Basic Silicones segment realigned from the former Silicones segment;

•	a Quartz Technologies segment, which has been renamed from the existing Quartz segment; and

•	a Corporate segment.

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
At December 31, 2017, we had $1,228 of indebtedness. In addition, at December 31, 2017, we had $387 in liquidity consisting of the following:
•$173 of unrestricted cash and cash equivalents (of which $158 is maintained in foreign jurisdictions); and

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
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2017 and 2016 was $482 and $432, respectively. A summary of the components of our net working capital as of December 31, 2017 and 2016 is as follows:

	December 31, 2017	% of LTM Net Sales	December 31, 2016	% of LTM Net Sales
Accounts receivable	$323	14%	$280	13%
Inventories	445	19%	390	17%
Accounts payable	(286)	(12)%	(238)	(11)%
Net working capital	$482	21%	$432	19%
The increase in net working capital of $50 from December 31, 2016 was due to an increase in accounts receivable because of timing of sales in the period and increased inventory to meet forecast volume, offset by an increase in accounts payable due to strategic efforts to improve payment terms. Exchange rate fluctuations of $21 due to the weakening of the U.S. dollar against the euro and Japanese yen also contributed to this increase in net working capital.
We remain focused on driving positive free cash flow in 2018 through our global cost control initiatives and aggressively managing net working capital. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of December 31, 2017, we had no outstanding borrowings under the ABL Facility.
In February 2018, we received commitments to extend the maturity of the ABL Facility from October 2019 to five years from the closing date of the extension, subject to a springing maturity 91 days prior to the scheduled maturity date for each of the First Lien Notes and the Second Lien Notes if the principal amount outstanding for such series of notes exceeds $50 million.  The commitments are subject to customary closing conditions and there is no assurance that the extension of the maturity will become effective on the terms currently contemplated, or at all.
2018 Outlook
We believe we are favorably positioned to fund our ongoing liquidity requirements. We believe that due to our businesses operating cash flows as well as our $387 of liquidity in the form of cash and our ABL facility, our long-term debt maturities in 2021 and 2022, and our annual debt service costs of approximately $55, our business has adequate capital resources to meet material commitments coming due during the next 12-month period. We are well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs. Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment, and these factors could have negative effects to our liquidity. Our business has both geographic and end market diversity, which often reduces the impact of any one of these factors on our overall performance.
Capital spending in 2018 is expected to be approximately $125, approximately $45 of which relates to certain growth and productivity projects. We remain focused on continuing to balance opportunistic and accretive growth investments with our commitment to continued de-leveraging and maintaining significant financial flexibility.

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
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows:

MPM HOLDINGS INC.
	Year Ended December 31,
	2017	2016	2015
Sources (uses) of cash:
Operating activities	$113	$142	$128
Investing activities	(168)	(117)	(116)
Financing activities	(1)	(16)	(10)
Effect of exchange rates on cash flow	5	(2)	(8)
Net (decrease) increase in cash and cash equivalents	$(51)	$7	$(6)

MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2017	2016	2015
Sources (uses) of cash:
Operating activities	$115	$144	$129
Investing activities	(169)	(118)	(116)
Financing activities	(2)	(17)	(11)
Effect of exchange rates on cash flow	5	(2)	(8)
Net (decrease) increase in cash and cash equivalents	$(51)	$7	$(6)
Operating Activities
In 2017, operations generated $113 and $115 of cash for Momentive and MPM, respectively. Net income of $0 and $1 for Momentive and MPM, respectively, included $168 net non-cash items, of which $154 was for depreciation and amortization, $25 for amortization of debt discount costs, $4 and $3 related to stock-based compensation expense for Momentive and MPM, respectively, and $14 due to loss on impaired and scrapped assets offset by: $5 of unrealized losses related to the re-measurement of our retirement benefit obligations, $6 of unrealized foreign currency gains, $9 related to capital reimbursed from insurance proceeds and $9 related to deferred income tax benefit. Net working capital used $25 of cash primarily, due to increases in accounts receivable and inventories of $30 and $36, respectively, offset by an increase in accounts payable of $41, primarily due to reasons stated in the preceding paragraphs. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
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
Investing Activities
In 2017, investing activities used $168 and $169 of cash for Momentive and MPM, respectively, primarily due to $161 related to ongoing capital expenditures, net of $9 of capital reimbursed from insurance proceeds and $9 related to our acquisition of a business. Capital expenditures used $73 related to growth and productivity initiatives and the remaining $88 related to maintenance, environmental, health and safety compliance.
In 2016, investing activities used $117 and $118 of cash for Momentive and MPM, respectively. We spent $117 for ongoing capital expenditures, out of which $46 related to growth and productivity initiatives and the remaining $71 related to maintenance, environmental, health and safety compliance.
In 2015, investing activities used $116 of cash. We spent $115 for ongoing capital expenditures, out of which $29 related to growth and productivity initiatives and the remaining $86 related to maintenance, environmental, health and safety compliance.
Financing Activities
In 2017, Momentive and MPM used $1 related to net short-term debt.
In 2016, financing activities used $16 and $17 of cash for Momentive and MPM, respectively, mainly due to the buyback of $29 in aggregate principal amount of our Second Lien Notes for $16.
In 2015, financing activities used $10 and $11 of cash for Momentive and MPM, respectively, mainly due to the buyback of $19 in aggregate principal amount of our Second Lien Notes for $10.
At December 31, 2017, there were $56 in outstanding letters of credit and no borrowings outstanding under our $270 ABL Facility, leaving unused borrowing capacity of $214.
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
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2017 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, are asserting permanent reinvestment with respect to certain intercompany arrangements considered indefinite. Since the currency translation impact is considered indefinite, we have not provided deferred taxes on gains of $9, which could result in a tax obligation of $3, based on currency exchange rates as of December 31, 2017. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

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
The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time was less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio (the “Fixed Charge Coverage Ratio”) is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis and calculated as of the last day of the applicable fiscal quarter.
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
At December 31, 2017, we were in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. We believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA, like EBITDA and Segment EBITDA, is not a defined term under U.S. GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges under the indentures should not be considered as an alternative to interest expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

The following table reconciles Net income to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

Year Ended
December 31, 2017
Net income	$1
Interest expense, net	80
Income tax expense	15
Depreciation and amortization	154
EBITDA	250
Adjustments to EBITDA
Restructuring and discrete costs(a)	36
Reorganization items, net(b)	1
Unrealized gains on pension and postretirement benefits (c)	(5)
Pro forma cost savings (d)	3
Acquisitions (e)	1
Non-cash charges (f)	12
Adjusted EBITDA (g)	$298
Adjusted EBITDA less Capital Expenditures and Cash Taxes	$113
Pro forma fixed charges(h)	$56
Ratio of Adjusted EBITDA to Fixed Charges(i)	5.32
Pro forma Fixed Charge Coverage Ratio(j)	2.02

(a)	Primarily includes expenses related to our global restructuring program, siloxane production transformation, work stoppage and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial gains resulting from pension and postretirement liability curtailment and re-measurements.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management.

(e)	Reflects pro forma unrealized EBITDA related to Momentive’s acquisition of the operating assets of Sea Lion Technology, Inc. as if the business was acquired at the beginning of the LTM period.

(f)	Non-cash charges primarily include the effects of foreign exchange gains and losses and impacts of asset impairments and disposals, and stock-based compensation expense.

(g)
Effective September 30, 2017, our Nantong, China subsidiary was no longer designated as an Unrestricted Subsidiary under the ABL Facility and the indentures that govern our notes, resulting in an increase of $15 in Adjusted EBITDA.

(h)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at December 31, 2017 adjusted for applicable restricted payments.

(i)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of December 31, 2017, we were able to satisfy this test and incur additional indebtedness under these indentures.

(j)
Represents Pro forma Fixed Charge Coverage Ratio as defined in the credit agreement for the ABL Facility. If the availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and, (b) $27, then such ratio must be greater than 1.0 to 1.0.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Off-Balance Sheet Arrangements
At December 31, 2017, we had no off-balance sheet arrangements.
Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2017. Our contractual cash obligations consist of legal commitments at December 31, 2017 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2018	2019	2020	2021	2022	2023 and beyond	Total
Operating activities:
Purchase obligations (1)	$146	$143	$110	$85	$82	$328	$894
Interest on fixed rate debt obligations	53	52	52	44	3	—	204
Operating lease obligations	18	14	12	10	7	10	71
Funding of pension and other postretirement obligations (2)	25	26	26	28	31		136
Financing activities:
Long-term debt, including current maturities (3)	36	—	—	1,100	202	—	1,338
Total	$278	$235	$200	$1,267	$325	$338	$2,643

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

(2)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2018 – 2022 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

(3)	Long-term debt amounts above represent gross repayments, and are exclusive of any unamortized debt discounts.
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2017. At December 31, 2017, we recorded unrecognized tax benefits and related interest and penalties of $39. We estimate that we will pay approximately $25 in 2018 for local, state and international income taxes. See Notes 10 and 11 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.

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
At December 31, 2017 and 2016, we had valuation allowances of $371 and $484, respectively, against our deferred income tax assets. At December 31, 2017, we had a $181 valuation allowance against a portion of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $190 against a portion of our net foreign deferred income tax assets, primarily in Germany and Japan. At December 31, 2016, we had a $297 valuation allowance against all of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $187 against a portion of our net foreign deferred income tax assets, primarily in Germany and Japan. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.

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
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements.  Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2017 and 2016, we recorded unrecognized tax benefits and related interest and penalties of $39 and $45, respectively.
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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and 2018 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at		Increase / (Decrease)
	December 31, 2017
	PBO	ABO	2018 Expense
Assumption:
Increase in discount rate of 0.5%	$(42)	$(40)	$(1)
Decrease in discount rate of 0.5%	48	45	1
Increase in estimated return on assets of 1.0%			(2)
Decrease in estimated return on assets of 1.0%			$2
For the relative asset allocations of plan assets in each investment category see Note 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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

We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The discounted cash flow model does not include cash flows related to interest payments and debt service, as the related debt has not been pushed down to the reporting unit level. Our reporting units for the evaluation of our goodwill recoverability are our following operating segments: Performance Additives, Formulated and Basic Silicones, and Quartz Technologies.

At October 1, 2017, the fair value of all reporting units exceeded the carrying value by more than 10%. It is possible that the conclusions regarding the impairment or recoverability of goodwill at either reporting unit could change in future periods if, for example, the reporting unit does not perform as projected, the results of strategic plans and certain cost saving initiatives are not fully achieved, or the overall economic or business conditions are worse than current assumptions (including inputs to the discount rate or market based EBITDA multiples).  If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated herein by reference.

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
Foreign Exchange Risk
Our international operations accounted for approximately 66% of our net sales in 2017, 67% in 2016 and 66% in 2015. As a result, we have significant exposure to foreign exchange risk related to transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is generally the related local currency.
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
Interest Rate Risk
As of December 31, 2017, none of our borrowings were at variable interest rates. If we make borrowings at variable interest rates in the future, we will be subject to the variations in interest rates in respect of our variable rate debt. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2017 and 2016 (see Note 7 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2017 and 2016. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2017			2016
Year	Debt Maturities	Weighted Average Interest Rate(1)	Fair Value	Debt Maturities	Weighted Average Interest Rate(1)	Fair Value
2017				$36	4.1%	$36
2018	$36	4.1%	$36	—	—%	—
2019	—	—%	—	—	—%	—
2020	—	—%	—	—	—%	—
2021	1,100	4.2%	1,144	1,100	4.3%	1,034
2022	202	5.3%	211	202	5.5%	173
	$1,338		$1,391	$1,338		$1,243

(1)	Calculated based on the book value of debt.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $1 and $4 at December 31, 2017 and 2016, respectively)	$174	$228	$174	$228
Accounts receivable (net of allowance for doubtful accounts of $4 at both December 31, 2017 and 2016)	323	280	323	280
Inventories:
Raw materials	153	119	153	119
Finished and in-process goods	292	271	292	271
Other current assets	51	50	51	50
Total current assets	993	948	993	948
Investment in unconsolidated entities	19	20	19	20
Deferred income taxes (see Note 10)	11	9	11	9
Other long-term assets	11	20	11	20
Property and equipment:
Land	77	74	77	74
Buildings	338	307	338	307
Machinery and equipment	1,135	959	1,135	959
	1,550	1,340	1,550	1,340
Less accumulated depreciation	(383)	(265)	(383)	(265)
	1,167	1,075	1,167	1,075
Goodwill (see Note 6)	216	211	216	211
Other intangible assets, net (see Note 6)	300	323	300	323
Total assets	$2,717	$2,606	$2,717	$2,606
Liabilities and Equity
Current liabilities:
Accounts payable	$286	$238	$286	$238
Debt payable within one year (See Note 7)	36	36	36	36
Interest payable	12	11	12	11
Income taxes payable (see Note 10)	7	8	7	8
Accrued payroll and incentive compensation	68	61	68	61
Other current liabilities	103	123	102	122
Total current liabilities	512	477	511	476
Long-term liabilities:
Long-term debt (see Note 7)	1,192	1,167	1,192	1,167
Pension liabilities (see Note 12)	335	341	335	341
Deferred income taxes (see Note 10)	60	66	60	66
Other long-term liabilities	74	73	74	72
Total liabilities	2,173	2,124	2,172	2,122
Commitments and contingencies (see Note 11)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,121,634 and 48,058,114 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 issued and outstanding at December 31, 2017 and 2016, respectively			—	—
Additional paid-in capital	868	864	866	863
Accumulated other comprehensive loss	(18)	(76)	(18)	(76)
Accumulated deficit	(306)	(306)	(303)	(303)
Total equity	544	482	545	484
Total liabilities and equity	$2,717	$2,606	$2,717	$2,606
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Net sales	$2,331	$2,233	$2,289
Cost of sales	1,831	1,845	1,894
Gross profit	500	388	395
Selling, general and administrative expense	333	347	285
Research and development expense	64	64	65
Restructuring and discrete costs (see Note 3)	6	42	32
Other operating loss (income), net	9	19	2
Operating income (loss)	88	(84)	11
Interest expense, net (see Note 7)	80	76	79
Non-operating (income) expense, net	(8)	(7)	3
Gain on extinguishment of debt (see Note 7)	—	(9)	(7)
Reorganization items, net	1	2	8
Income (loss) before income taxes and earnings from unconsolidated entities	15	(146)	(72)
Income tax expense (see Note 10)	15	18	13
Income (loss) before earnings from unconsolidated entities	—	(164)	(85)
Earnings from unconsolidated entities, net of taxes	—	1	2
Net income (loss)	$—	$(163)	$(83)

Net income (loss) per share:
Net income (loss) per common share—basic	$—	$(3.39)	$(1.73)
Net income (loss) per common share—diluted	$—	$(3.39)	$(1.73)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,112,584	48,050,048	48,015,685
Weighted average common shares outstanding—diluted	48,341,916	48,050,048	48,015,685

See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Net sales	$2,331	$2,233	$2,289
Cost of sales	1,831	1,845	1,894
Gross profit	500	388	395
Selling, general and administrative expense	332	345	284
Research and development expense	64	64	65
Restructuring and discrete costs (see Note 3)	6	42	32
Other operating loss (income), net	9	19	2
Operating income (loss)	89	(82)	12
Interest expense, net (see Note 7)	80	76	79
Non-operating (income) expense, net	(8)	(7)	3
Gain on extinguishment of debt (see Note 7)	—	(9)	(7)
Reorganization items, net	1	2	8
Income (loss) before income taxes and earnings from unconsolidated entities	16	(144)	(71)
Income tax expense (see Note 10)	15	18	13
Income (loss) before earnings from unconsolidated entities	1	(162)	(84)
Earnings from unconsolidated entities, net of taxes	—	1	2
Net income (loss)	$1	$(161)	$(82)

See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2017	2016	2015
Net income (loss)	$—	$(163)	$(83)
Other comprehensive income (loss), net of tax:
Foreign currency translation	45	(1)	(63)
Gain (loss) recognized from pension and postretirement benefits	13	17	(1)
Other comprehensive income (loss)	58	16	(64)
Comprehensive income (loss)	$58	$(147)	$(147)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2017	2016	2015
Net income (loss)	$1	$(161)	$(82)
Other comprehensive income (loss), net of tax:
Foreign currency translation	45	(1)	(63)
Gain (loss) recognized from pension and postretirement benefits	13	17	(1)
Other comprehensive income (loss)	58	16	(64)
Comprehensive income (loss)	$59	$(145)	$(146)

See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash flows provided by operating activities
Net income (loss)	$—	$(163)	$(83)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	154	185	153
Gain on insurance proceeds received for capital (See Note 3)	(9)	—	—
Gain on the extinguishment of debt (see Note 7)	—	(9)	(7)
Amortization of debt discount	25	23	22
Unrealized actuarial (gains) losses	(5)	33	(13)
Deferred income tax benefit	(9)	(17)	(6)
Stock-based compensation expense	4	3	3
Pension curtailment gain	—	—	(3)
Unrealized foreign currency gains	(6)	(3)	(10)
Loss due to impaired and scrapped assets	14	20	10
Other non-cash adjustments	—	(1)	(2)
Net change in assets and liabilities:
Accounts receivable	(30)	11	17
Inventories	(36)	(12)	2
Accounts payable	41	8	11
Income taxes payable	1	7	(2)
Other assets, current and non-current	8	(15)	18
Other liabilities, current and non-current	(39)	72	18
Net cash provided by operating activities	113	142	128
Cash flows used in investing activities
Capital expenditures	(170)	(117)	(115)
Capital reimbursed from insurance proceeds (See Note 3)	9	—	—
Purchases of intangible assets	(2)	(2)	(3)
Dividend from MPM	1	1	—
Purchase of a business	(9)	—	—
Change in restricted cash	3	—	—
Proceeds from sale of assets	—	1	2
Net cash used in investing activities	(168)	(117)	(116)
Cash flows used in financing activities
Net short-term debt repayments	(1)	—	(1)
Repayments of long-term debt	—	(16)	(10)
Common stock issuance proceeds	—	—	1
Net cash used in financing activities	(1)	(16)	(10)
Increase (decrease) in cash and cash equivalents	(56)	9	2
Effect of exchange rate changes on cash	5	(2)	(8)
Cash and cash equivalents, beginning of period	224	217	223
Cash and cash equivalents, end of period	$173	$224	$217
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$57	$56	$57
Income taxes, net of refunds	24	27	21
Non-cash investing activity:
Capital expenditures included in accounts payable	$23	$25	$17
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash flows provided by operating activities
Net income (loss)	$1	$(161)	$(82)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	154	185	153
Gain on insurance proceeds received for capital (See Note 3)	(9)	—	—
Gain on the extinguishment of debt (see Note 7)	—	(9)	(7)
Amortization of debt discount and issuance costs	25	23	22
Unrealized actuarial (gains) losses	(5)	33	(13)
Deferred income tax benefit	(9)	(17)	(6)
Stock-based compensation expense	3	3	3
Pension curtailment gain	—	—	(3)
Unrealized foreign currency gains	(6)	(3)	(10)
Loss due to impaired and scrapped assets	14	20	10
Other non-cash adjustments	—	(1)	(2)
Net change in assets and liabilities:
Accounts receivable	(30)	11	17
Inventories	(36)	(12)	2
Accounts payable	41	8	11
Income taxes payable	1	7	(2)
Other assets, current and non-current	8	(15)	18
Other liabilities, current and non-current	(37)	72	18
Net cash provided by operating activities	115	144	129
Cash flows used in investing activities
Capital expenditures	(170)	(117)	(115)
Capital reimbursed from insurance proceeds (See Note 3)	9	—	—
Purchases of intangible assets	(2)	(2)	(3)
Purchase of a business	(9)	—	—
Change in restricted cash	3	—	—
Proceeds from sale of assets	—	1	2
Net cash used in investing activities	(169)	(118)	(116)
Cash flows used in financing activities
Net short-term debt repayments	(1)	—	(1)
Repayments of long-term debt	—	(16)	(10)
Dividends paid	(1)	(1)	—
Net cash used in provided by financing activities	(2)	(17)	(11)
Increase (decrease) in cash and cash equivalents	(56)	9	2
Effect of exchange rate changes on cash	5	(2)	(8)
Cash and cash equivalents, beginning of period	224	217	223
Cash and cash equivalents, end of period	$173	$224	$217
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$57	$56	$57
Income taxes, net of refunds	24	27	21
Non-cash investing activity:
Capital expenditures included in accounts payable	$23	$25	$17
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(In millions)	Shares	Amount
Balance as of December 31, 2014	47,989,000	$—	$857	$(60)	$(28)	769
Net loss				(83)		(83)
Other comprehensive loss					(64)	(64)
Stock-based compensation expense			3			3
Proceeds from sale of common stock	39,594	—	1			1
Balance as of December 31, 2015	48,028,594	$—	$861	$(143)	$(92)	$626
Net loss				(163)		(163)
Other comprehensive income					16	16
Stock-based compensation expense			3			3
Common stock issued	29,520	—				—
Balance as of December 31, 2016	48,058,114	$—	$864	$(306)	$(76)	$482
Net income				—		—
Other comprehensive income					58	58
Stock-based compensation expense			4			4
Common stock issued	63,520	—				—
Balance as of December 31, 2017	48,121,634	$—	$868	$(306)	$(18)	$544
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2014	—	$857	$(60)	$(28)	$769
Net loss			(82)		(82)
Other comprehensive loss				(64)	(64)
Capital contribution from parent		3			3
Balance as of December 31, 2015	—	$860	$(142)	$(92)	$626
Net loss			(161)		(161)
Other comprehensive income				16	16
Capital contribution from parent		3			3
Balance as of December 31, 2016	—	$863	$(303)	$(76)	$484
Net income			1		1
Other comprehensive income				58	58
Dividends			(1)		(1)
Capital contribution from parent		3			3
Balance as of December 31, 2017	—	$866	$(303)	$(18)	$545
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
Based in Waterford, New York, Momentive Performance Materials Inc. (the “Company” or “MPM”), is comprised of four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies and Corporate. Performance Additives is a global business engaged in the manufacture, sale and distribution of specialty silanes, silicone fluids and urethane additives. Formulated and Basic Silicones is a global business engaged in the manufacture, sale and distribution of sealants, electronics materials, coatings, elastomers and basic silicone fluids. Quartz Technologies, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. Corporate includes corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions.
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
During 2017, the Company identified an error in the rental expense disclosed in Footnote 7 and has revised the prior period amounts.  The Company has evaluated the impact of this error and determined it is not material to previously issued financial statements.  These corrections did not impact the current and previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Equity.

2. Summary of Significant Accounting Policies
Principals of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating right. Intercompany accounts and transactions are eliminated in consolidation. The Company’s share of net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are included in “Earnings from unconsolidated entities, net of taxes” in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.
The Company’s unconsolidated investment accounted for under the equity method of accounting is a partial ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. The Company’s current ownership interest in the joint venture is 25%.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized translation gain (losses) of $5, $3, and $(6) for the years ended December 31, 2017, 2016, and 2015, respectively, which are included as a component of “Net income (loss).” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The effect of translation is also included in “Accumulated other comprehensive income”.
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

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and December 31, 2016, the Company had interest-bearing time deposits and other cash equivalent investments of $1 and $3, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents”.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $23 and $22 at December 31, 2017 and 2016, respectively.
Original Issue Discount—The Company amortizes the original issue discount on its debt under the effective interest method, which is based on a schedule of anticipated cash flows over the terms of the various debt instruments.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the properties (the average estimated useful lives for buildings and machinery are 20 years and 11 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $116, $143, and $117 for the years ended December 31, 2017, 2016, and 2015, respectively. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 included accelerated depreciation of $6, $35 and $4, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 6 to 13 years (see Note 6).
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

At October 1, 2017, there were no reporting units where the fair value exceeded the carrying value by less than 10%. It is possible that the conclusions regarding the impairment or recoverability of goodwill at either reporting unit could change in future periods if, for example, the reporting unit does not perform as projected, the results of strategic plans and certain cost saving initiatives are not fully achieved, or the overall economic or business conditions are worse than current assumptions (including inputs to the discount rate or market based EBITDA multiples).  If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development expense was $64, $64, and $65 for the years ended December 31, 2017, 2016 and 2015, respectively.
Reorganization Items, Net—Incremental costs incurred directly as a result of the Bankruptcy Filing are classified as “Reorganization items, net” in the Consolidated Statements of Operations. Reorganization items, net was $1, $2, and $8 for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, reorganization items, net was comprised entirely of professional fees.
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
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM and MPM Holdings Inc.’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2017, 2016 and 2015, the tax provision for all operations has been prepared on a consolidated basis.
Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. As described in Note 9, the Company adopted a new management equity plan on March 12, 2015. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized net of estimated forfeitures over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 9 for additional detail regarding stock-based compensation.
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
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides approximately 7% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2017 through the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Board Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Board Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued Accounting Standards Board Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. In December 2016, the FASB issued Accounting Standards Board Update No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers, which facilitates 13 technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. In September 2017, the FASB issued Accounting Standards Board Update No. 2017-13: Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies transition provisions for certain public business entities. The effective dates for the ASUs issued in 2016 and 2017 are the same as the effective date for ASU 2014-09. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017. Entities have the option of using either a full retrospective approach or a modified retrospective approach to adopt the guidance in ASU 2014-09. The Company will utilize the modified retrospective approach.

The Company has mostly completed its evaluation process to assess the impact of the new guidance on its ongoing financial reporting. The evaluation process included tasks such as performing an analysis to identify relevant revenue streams, reviewing current revenue-based contracts and evaluating revenue recognition requirements in order to prepare a high-level road map and implementation work plan. Based on the evaluation, our current contracts and revenue streams, revenue recognition is mostly consistent under both the previous and new standard.

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
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Pursuant to the guidance in ASU 2016-02, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. In September 2017, the FASB issued Accounting Standards Board Update No. 2017-13: Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies transition provisions for certain public business entities. In January 2018, the FASB issued Accounting Standards Board Update No. 2018-01: Leases (Topic 842), which permits an entity to elect an optional transition practical expedient related to land easements. The effective dates for the ASUs issued in 2017 and 2018 are the same as the effective date for ASU 2016-02. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effect of the standard on its ongoing financial reporting.
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
In January 2017, the FASB issued Accounting Standards Board Update No.  2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The ASU 2017-04  eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017.  The Company early adopted this standard as of October 1, 2017 and this ASU did not have a significant impact on its financial statements or disclosures.
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

In March 2017 the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires entities to: 1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and 2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The ASU’s amendments are effective for interim and annual periods beginning after December 15, 2017. The Company is currently assessing this ASU’s impact on its financial statements.
In May 2017 the FASB issued Accounting Standards Board Update No. 2017-09: Compensation - Stock Compensation (Topic 718). The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU’s amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. An entity need to apply the amendments in this ASU on a prospective basis to an award modified on or after the adoption date. The impact on the Company’s consolidated financial statements would vary depending on the nature of any potential future changes to share-based payment awards.
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

In November 2015 and as expanded in March and May 2016, the Company announced a global restructuring program to reduce costs through global selling, general and administrative expenses reductions and productivity actions at the Company’s operating facilities. The Company expected the program cost, primarily severance related, to be approximately $15. Substantially all of these charges resulted in cash expenditures. These costs primarily relate to the Formulated and Basic Silicones operating segment and is included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and discrete costs on the Consolidated Statement of Operations.

In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability once fully implemented. The planned reduction was fully implemented in 2017 and is incremental to the Company’s global restructuring program. This restructuring resulted in an overall reduction of employment at the site. The Company recorded severance related costs of approximately $3, some of which was paid in late 2016 and the remaining paid in 2017. In addition, as a result of the siloxane capacity transformation programs, the Company recognized $17 and $6 of accelerated depreciation associated with asset retirement obligations during the years ended December 31, 2016, and 2017, respectively.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at January 1, 2016	$14
Restructuring charges	4
Adjustments	(2)
Payments	(12)
Accrued liability at December 31, 2016	$4
Restructuring charges	5
Adjustments	—
Payments	(5)
Accrued liability at December 31, 2017	$4

For the years ended December 31, 2017, 2016 and 2015, the Company recognized other costs of $1, $40, and $17, respectively. These costs are primarily comprised of one-time payments for services and integration expenses, and are included in “Restructuring and discrete costs” in the Consolidated Statements of Operations. For the year ended December 31, 2016, these amounts also included contract termination costs of $13 due to siloxane capacity transformation programs at our Leverkusen, Germany facility and a loss of $10 due to fire damage at our Leverkusen, Germany facility. Costs in 2017 also included $3 related to a postponed offering of our securities and were offset by a gain related to an insurance reimbursement of $24 related to fire damage at our Leverkusen, Germany facility.

4. Related Party Transactions
Transactions with Hexion

Shared Services Agreement

On October 1, 2010, the Company entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and is currently owned by a significant shareholder of Momentive) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal, and procurement services. By agreement of the parties, certain of such services have been excluded from the Shared Services Agreement. The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2018 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and Hexion.
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

Pursuant to this agreement, for the years ended December 31, 2017, 2016, and 2015, the Company incurred approximately $38, $50, and $60, respectively, of net costs for shared services. During the years ended December 31, 2017, 2016, and 2015 , Hexion incurred approximately $48, $63, and $70, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2017, 2016, and 2015, were net billings from Hexion to the Company of $26, $30, and $35, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for Hexion and 49% for the Company at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Service Agreement, the allocation percentage for 2017 was set at 44% for the Company and 56% for Hexion. The Company had accounts payable to Hexion of $3 and $5 at December 31, 2017 and 2016, respectively.

Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the years ended December 31, 2017, 2016, and 2015, the Company sold approximately $23, $25, and $27, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. The company has accounts receivable from Hexion related to the distribution agreement of $2 at both December 31, 2017 and 2016.
The Company also sells other products to, and purchases products from Hexion. These transactions were not material as of December 31, 2017.
Purchases and Sales of Products and Services with Affiliates other than Hexion.
The Company also sells products to, and purchases products from its affiliates other than Hexion. These transactions were not material as of December 31, 2017.
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

Recurring Fair Value Measurements
At both December 31, 2017 and December 31, 2016, the Company had less than $1 notional amount of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” or “Other current liabilities” in the Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2017 that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the year ended December 31, 2017.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at December 31, 2017:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2017
Debt	$1,228	$—	$1,391	$—	$1,391

December 31, 2016
Debt	$1,203	$—	$1,243	$—	$1,243
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

	2017				2016
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Performance Additives	$138	$—	$(6)	$132	$137	$—	$(8)	$129
Formulated and Basic Silicones	68	—	(3)	65	68	—	(4)	64
Quartz Technologies	19	—	—	19	19	—	(1)	18
Total	$225	$—	$(9)	$216	$224	$—	$(13)	$211
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016 are as follows:

	Performance Additives	Formulated and Basic Silicones	Quartz Technologies	Total
Balance as of December 31, 2015	$129	$64	$18	$211
Foreign currency translation	—	—	—	—
Balance as of December 31, 2016	$129	$64	$18	$211
Acquisitions	1	—	—	1
Foreign currency translation	2	1	1	4
Balance as of December 31, 2017	$132	$65	$19	$216
The Company’s finite and indefinite lived intangible assets consist of the following as of December 31:

	2017				2016
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Customer relationships	$223	$—	$(63)	$160	$223	$—	$(49)	$174
Trademarks	60	—	(23)	37	60	—	(19)	41
Technology	105	—	(37)	68	105	—	(29)	76
Patents and other	43	(4)	(4)	35	41	(4)	(5)	32
Total	$431	$(4)	$(127)	$300	$429	$(4)	$(102)	$323
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
Total intangible amortization expense for the years ended December 31, 2017, 2016, and 2015 was $38, $38, and $36, respectively.
Estimated annual intangible amortization expense for 2018 through 2022 is as follows:

2018	$38
2019	38
2020	38
2021	32
2022	32

7. Debt and Lease Obligations
Debt outstanding as of December 31, 2017 and 2016 is as follows:

	2017		2016
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First Lien Notes due 2021 (includes $85 and $105 of unamortized debt discount at December 31, 2017 and 2016, respectively)	1,015	—	995	—
4.69% Second Lien Notes due 2022 (includes $25 and $30 of unamortized debt discount at December 31, 2017 and 2016, respectively)	177	—	172	—
Other Borrowings:
China bank loans at 4.1% at both December 31, 2017 and 2016	—	36	—	36
Total debt	$1,192	$36	$1,167	$36
ABL Facility
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

As of December 31, 2017, the Company had no outstanding borrowings under the ABL Facility. Outstanding letters of credit under the ABL Facility at December 31, 2017 were $56, leaving an unused borrowing capacity of $214 (without triggering the financial maintenance covenant under the ABL Facility).

In February 2018, the Company received commitments to extend the maturity of the ABL Facility from October 2019 to five years from the closing date of the extension, subject to a springing maturity 91 days prior to the scheduled maturity date for each of the First Lien Notes and the Second Lien Notes if the principal amount outstanding for such series of notes exceeds $50 million.  The commitments are subject to customary closing conditions and there is no assurance that the extension of the maturity will become effective on the terms currently contemplated, or at all.

Secured Notes
First Lien Notes
Upon consummation of the Plan, on October 24, 2014, the Company issued $1,100 aggregate principal amount of 3.88% First Lien Notes due 2021 (the “First Lien Notes”).
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
Second Lien Notes
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
In the fourth quarter of 2015 and first quarter of 2016, the Company initiated a debt buyback program and repurchased $48 in aggregate principal amount of our Second Lien Notes for approximately $26, resulting in a net gain of $16. All repurchased notes were canceled at the time of repurchase, reducing the aggregate principal amount of these notes outstanding from $250 at the end of third quarter of 2015 to $202 as of December 31, 2017.
At December 31, 2017, the weighted average interest rate of the Company’s long term debt was 4.37%.

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

As of December 31, 2017, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.

Scheduled Maturities
Aggregate maturities of debt and minimum rentals under operating leases at December 31, 2017 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2018	$36	$18
2019	—	14
2020	—	12
2021	1,100	10
2022	202	7
2023 and thereafter	—	10
Total	$1,338	$71

The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense amounted to $25, $23, and $24 for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Equity
Common Stock and Paid-in Capital
Additional paid-in capital at December 31, 2017 and December 31, 2016 primarily relates to the issuance of 7,475,000 shares of Momentive’s common stock pursuant to the Company’s rights offering under Section 1145 of the Bankruptcy Code, 26,662,690 shares of Momentive’s common stock pursuant to the Company’s rights offering under Section 4(a)(2) of the Securities Act, 2,060,184 shares of Momentive’s common stock pursuant to a backstop commitment of the rights offerings, including 1,475,652 shares of Momentive’s common stock issued as consideration for acting as a backstop for the rights offerings.
9. Stock Option Plans and Stock Based Compensation

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
Stock Options—Tranche A
Performance-based and market-based upon achievement of targeted common stock prices either through a sale or subsequent to an IPO with certain conditions as such terms are defined by the MPMH Equity Plan
10 years
Stock Options—Tranche B
Performance-based and market-based upon achievement of targeted common stock prices either through a sale or subsequent to an IPO with certain conditions as such terms are defined by the MPMH Equity Plan
10 years
Restricted Stock Units	Cliff vest four years after grant date; Immediate vesting upon a sale and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Directors Restricted Stock Units grant	Cliff vest annually after grant date; Immediate vesting upon a sale and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Stock Options
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$9.83	$8.93	$9.83	$8.93
Assumptions:
Strike Price	$10.25	$10.25	$10.25	$10.25
Risk-free interest rate	0.80%	0.80%	0.80%	0.80%
Expected term	1.62 years	1.62 years	1.62 years	1.62 years
Expected volatility	60.00%	60.00%	60.00%	60.00%
Tranche Market Threshold	$20.00	$25.00	$20.00	$25.00
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
Information on stock option activity is as follows:

Year Ended December 31, 2017
	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at beginning of the period	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	—		—
Expired	—		—
Balance at end of the period	782,040	$10.33	782,040	$10.33

	Year Ended December 31, 2016
	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at beginning of the period	792,820	$20.33	792,820	$20.33
Granted	26,460	$12.47	26,460	$12.47
Exercised	—		—
Forfeited	(37,240)	10.25	(37,240)	10.25
Expired	—		—
Balance at end of the period	782,040	$10.33	782,040	$10.33
As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the fiscal year ended December 31, 2017 and fiscal year ended December 31, 2016. At both December 31, 2017 and December 31, 2016, unrecognized compensation expense related to non-vested stock options was $15. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.
Restricted Stock Units
Information on Restricted Stock Units (“RSU”) activity is as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Units	Grant date fair per Share	Units	Grant date fair per Share
Balance at beginning of the year	733,840	$19.23	712,762	$20.33
Granted	42,056	18.28	93,446	10.92
Vested	(63,520)	10.43	(29,520)	20.33
Forfeited	—		(42,848)	18.46
Expired	—
Balance at end of the year	712,376	$19.92	733,840	$19.23
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
Stock-based compensation expense related to the RSU awards was approximately $4 for the fiscal year ended December 31, 2017 and $3 for the fiscal year ended December 31, 2016 for Momentive, whereas for MPM, it was $3 for both the fiscal year ended December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016, unrecognized compensation related to RSU awards was $5 with weighted average remaining vesting period of 1.36 years and $8 with weighted average remaining vesting period of 2.4 years, respectively. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, is sponsored by Momentive, the underlying compensation costs represent compensation costs paid for by Momentive on MPM’s behalf, as a result of the employees’ services to MPM. The Company intends to issue new stock to deliver shares under the MPMH Equity Plan.
10. Income Taxes
For the years ended December 31, 2017, 2016 and 2015, the Company’s tax provision was computed based on the legal entity structure, as described in Note 1. Any tax benefit or valuation allowance related to net operating losses (“NOL”) was recognized and evaluated on a stand-alone basis.
The domestic and foreign components of income (loss) before income taxes are as follows:

	MPM HOLDINGS INC.
	Year Ended December 31,
	2017	2016	2015
Domestic	$(129)	$(118)	$(92)
Foreign	144	(28)	20
Total	$15	$(146)	$(72)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2017	2016	2015
Domestic	$(128)	$(116)	$(91)
Foreign	144	(28)	20
Total	$16	$(144)	$(71)

There were no material differences in the remaining Income Taxes items between Momentive and MPM.

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended December 31, 2017:
United States federal	$—	$—	$—
State and local	—	—	—
Non-U.S. jurisdictions	24	(9)	15
	$24	$(9)	$15
Year ended December 31, 2016:
United States federal	$—	$(10)	$(10)
State and local	—	—	—
Non-U.S. jurisdictions	35	(7)	28
	$35	$(17)	$18
Year ended December 31, 2015:
United States federal	$—	$—	$—
State and local	—	—	—
Non-U.S. jurisdictions	19	(6)	13
	$19	$(6)	$13
Income tax expense attributable to income (loss) before income taxes was $15, $18, and $13 for the year ended December 31, 2017, 2016, and 2015, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax loss from continuing operations as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Income tax expense:
Computed expected tax (benefit) expense	$6	$(50)	$(25)
Increase (reduction) in income taxes resulting from:
Tax rate changes	113	(6)	(3)
Non-U.S. tax rate differential	(8)	(4)	(1)
Branch accounting effect	32	(17)	7
Withholding taxes	2	3	3
Valuation allowance	(130)	76	33
Permanent differences	5	(1)	3
Reserves for uncertain tax positions	(5)	17	(4)
Total	$15	$18	$13

In December 2017, The Tax Cuts & Jobs Act (the “TCJA”) was enacted into law. The TCJA decreased the federal corporate tax rate to 21%, imposed a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. The Company’s 2017 accompanying financial statements reflect provisional estimates for the one-time transition tax on the untaxed post -1986 earnings & profits (E&P) of our foreign subsidiaries, excluding our foreign branches. In addition, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 based on the enacted federal corporate tax rate of 21%, which resulted in the Company recognizing expense of $113, which was fully offset by a benefit due to reduction in its valuation allowance.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 permits issuers up to one year from the enactment date of the Tax Cuts and Jobs Act of 2017 (“TCJA”) to complete the accounting for the income tax effects of TCJA when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting. The TCJA changes existing U.S. tax law and includes numerous provisions that will affect businesses. The act introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act will also have international tax consequences for many companies that operate internationally. Until the accounting for income tax effects is complete, financial statements should include provisional amounts to the extent a reasonable estimate of the income tax effected of the TCJA can be determined. The guidance is effective for annual periods after December 22, 2017, including interim periods within the reporting period. The Company has recognized the provisional tax impacts related to deemed repatriated earnings included in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made or additional guidance that may be issued.
As the Company continues to monitor and evaluate the external factors impacting our provisional amounts, the Company will also obtain, prepare and analyze additional information to further refine our provisional estimate for the transition tax and to determine whether an additional provisional amount is required with respect to the remaining undistributed earnings of our foreign subsidiaries, excluding foreign branches. This information includes, but is not limited to, U.S. federal income attributes, U.S. state income/franchise tax analysis and developments, non-U.S. income and withholding tax obligations on any actual repatriations, non-U.S. legal and regulatory restrictions related to capital, availability and utilization of U.S. and non-U.S. tax attributes and impacts on current and deferred tax due to TCJA.

The rate reconciling item, “Valuation allowance” principally relates to the maintenance of a full valuation allowance for jurisdictions in which a valuation allowance had already been established based on the current year increase or decrease in net deferred tax assets in those jurisdictions.

The rate reconciling item, “Reserves for uncertain tax positions” for 2016 includes a payment of $9 related to the Company’s Italian tax court claim that was settled in 2016. In 2016, the Company also received a reimbursement of $9 under a tax indemnification agreement and included this in non-operating expenses (net) in the Company’s Consolidated Statement of Operations.

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

	Pre-Tax Income (Loss)	Statutory Rate(1)	Rate Effect
December 31, 2017:
China	$19	25.0%	$(2)
Thailand	12	20.0%	(2)
Japan	44	29.7%	(2)
Other (2)	69		(2)
			$(8)
December 31, 2016:
China	$30	25.0%	$(3)
Germany	(86)	32.0%	3
Thailand	12	20.0%	(2)
Other (2)	16		(2)
			$(4)
December 31, 2015:
China	$12	25.0%	$(1)
Other (2)	8		—
			$(1)

(1)	The statutory rates included in the table above reflect the total statutory rates applied in each jurisdiction, including the impact of surcharges and local trade or enterprise taxes.

(2)
Other significant jurisdictions (and statutory rates) impacting the “Non-U.S. rate differential” includes: Korea 22% in 2017 and 2016, 24% in 2015), Thailand (20%), Hong Kong (16.5%), China (25%), Italy (27.5%), Switzerland (24% in 2015), and Germany (32.0%).

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	Domestic		Foreign
	2017	2016	2017	2016
Deferred tax assets:
Inventory	$7	$12	$3	$5
Employee compensation	8	12	3	3
Unrealized foreign currency loss	10	13	3	1
Amortization	—	14	10	14
Depreciation	—	—	2	2
Pension	81	131	41	40
Net operating losses	110	132	120	102
Branch accounting future benefit	14	26	—	—
Reserves and accruals	11	23	7	8
Deferred interest deductions	—	—	55	61
Amortizable financing costs	3	8	—	—
Other	—	—	3	3
Total gross deferred tax assets	244	371	247	239
Less valuation allowance	(181)	(297)	(190)	(187)
Net deferred tax assets	63	74	57	52
Deferred tax liabilities:
Inventory	—	—	3	3
Reserves and accruals	—	—	1	1
Amortization	13	—	30	32
Depreciation	49	72	51	54
Withholding taxes and other	1	2	21	19
Total deferred tax liabilities	63	74	106	109
Net deferred tax liability	$—	$—	$(49)	$(57)

For the year ended December 31, 2016, the domestic deferred taxes were computed using a federal tax rate of 35%, whereas for the year ended December 31, 2017 the deferred taxes have been computed using a federal tax rate of 21%, the rate the Company expects the deferred taxes to reverse at in the future. There was a reduction of $113 in our net domestic deferred tax assets and a similar reduction in our domestic valuation allowance a result of the TCJA.

NOL Schedule

Country	NOL Value
United States	$473
Germany	293
Japan	63
Italy	19
Thailand	10
Other	1
Total	$859
For the year ended December 31, 2017, 2016, and 2015, the Company had available approximately $859, $704, and $585 of gross NOL carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. In addition, none of the $473 U.S. NOL carryforwards are subject to dual consolidated loss rules. The NOL for the United States will begin to expire in 2034. The NOL for Thailand and Japan will begin to expire in 2018. The NOL for Germany and Italy has no expiration date.

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
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2017 and 2016, in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non-U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized.
For the year ended December 31, 2017, the company recorded a decrease in valuation allowance of $113, comprised of a decrease in the U.S. valuation allowances of $116 and an increase in the foreign valuation allowance of $3. The change in the U.S. and non-U.S. valuation allowances recorded to reflect current activity of the U.S. and non-U.S. entities that have previously established valuation allowances. For the year ended December 31, 2016, the Company recorded an increase in valuation allowances of $65, comprised of an increase in the U.S. valuation allowances of $54 and an increase in the foreign valuation allowances of $11. The change in U.S. valuation allowances was primarily attributable to the impact of legislative changes enacted in December 2017 which reduced the U.S. federal corporate income tax rate to 21% beginning in 2018. The increase in foreign valuation allowances of $3 was primarily attributable to valuation allowances of $3 recorded to reflect current activity of the non-U.S. entities that have previously established valuation allowances.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The branch accounting future benefit deferred tax asset of $14 and $26 at December 31, 2017 and 2016, respectively, principally represents the offset to the non-U.S. affiliates deferred tax liabilities of $49 and $57 as of December 31, 2017 and 2016, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2015	$36

Additions for tax positions of the current year	6
Additions for tax positions of the prior years	8
Reductions for tax positions of prior years	(2)
Settlements	(5)
Statute of limitations expiration	(4)
Foreign currency translation	—
Balance at December 31, 2016	$39

Additions for tax positions of the current year	3
Additions for tax positions of the prior years	1
Reductions for tax positions of prior years	(10)
Settlements	—
Statute of limitations expiration	(4)
Foreign currency translation	2
Balance at December 31, 2017	$31
Liabilities for unrecognized tax benefits as of December 31, 2017 relate to various domestic and foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2017 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2017 and 2016, the Company has recorded a liability of approximately $8 and $6, respectively, for interest and penalties.
In 2016, the Company settled tax-related claims in an Italian court for $9 which included $4 of interest and penalties. In 2016, the Company also received a reimbursement of $9 under a tax indemnification agreement and included this in non-operating expenses (net) in the Company’s Consolidated Statement of Operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Canada, Germany, India, and Korea. Such major jurisdictions with open tax years are as follows: United States 2006-2017, China, 2007-2017, Germany 2006-2017, Italy 2012-2017, India 2014-2017, Switzerland 2016-2017, Singapore 2013-2017, Japan 2011-2017, Thailand 2012-2017, Hong Kong 2012-2017, Canada 2009-2014 and Brazil 2012-2017. Unrecognized tax benefits are not expected to change significantly over the next 12 months.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2017 and is expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, the Company is asserting permanent reinvestment with respect to certain intercompany transactions considered indefinite. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $9, which could result in a tax obligation of $3, based on currency exchange rates as of December 31, 2017. Should the intercompany arrangement be settled or the Company changes its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
11. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 and $3 at December 31, 2017 and December 31, 2016, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the Consolidated Balance Sheets.
In connection with the bankruptcy cases, in September 2014, the trustees for the Old First Lien Notes and the Old Secured Notes filed an appeal before the U.S. District Court for the Southern District of New York seeking reversal of the Bankruptcy Court’s determinations that the interest rates on First Lien Notes and Second Lien Notes under the Plan was proper and in accordance with United States Bankruptcy Code.  In May 2015, the District Court affirmed the Bankruptcy Court rulings, and the trustees subsequently appealed the District Court decision to the United States Court of Appeals for the Second Circuit.  In October 2017, the Second Circuit reversed the District Court’s determination with respect to the interest rates and remanded the issue to the Bankruptcy Court for further proceedings.  An adverse resolution of this matter could result in an obligation by the Company to make a catch-up payment for past due interest and an increase in the Company’s interest costs going forward.   At this time, the Company is unable to estimate any reasonably possible loss, or range of losses, with regard to this matter.
Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM (see Note 7). As of December 31, 2017, future contractual minimums are as follows:

Year	Total
2018	$146
2019	143
2020	110
2021	85
2022	82
2023 and beyond	328
Total minimum payments	894
Less: Amount representing interest	(88)
Present value of minimum payments	$806
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of December 31, 2017 and December 31, 2016, the Company had recognized obligations of $12 and $13, respectively, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the Consolidated Balance Sheets.
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

12. Pension and Postretirement Benefits
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
Substantially all U.S. employees may also participate in the Company's defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings on a before or after tax basis, with the Company matching between 50% of the first 7% of eligible earnings and 100% of the first 5% of eligible earnings. In conjunction with the freeze of the U.S. pension benefit, the Company enhanced its defined contribution plan for impacted employees by providing a Company match up to 5% of the eligible compensation. The Company also provides an annual retirement contribution to employees not eligible to earn pension benefits, which is a contribution ranging from 2% to 7% of eligible compensation that is deposited in the accounts of eligible employees each year based on years of service. Finally, the Company also instituted an achievement match for employees not eligible to earn pension benefits, which is an additional employer match up to 1.25% that will be deposited into the accounts of eligible employees each year if global incentive targets are achieved.
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
The Company also offers a defined benefit pension plan to its employees in the Netherlands. The plan has a career average formula and is funded through an insurance company. The Company's pension expense associated with contributions to these pension plans was less than $1 for the years ended December 31, 2017, 2016 and 2015.
Postretirement Plans
The Company's U.S. health and welfare plan provides post-retirement health and life insurance to retirees and their eligible dependents who meet certain eligibility requirements. The plan was closed on December 31, 2016 for salaried exempt and non-exempt employees who were not already retired.  Effective December 31, 2017 the plan was also closed to our largest collective bargaining groups, IUE/CWA union who were not already retired.  For eligible retirees in the closed groups, as of the closure date, the Company transferred participating retirees and eligible participating dependents to a Health Reimbursement Arrangement (“HRA”), and funds an HRA account for participants to utilize in purchasing coverage on the Healthcare Exchange. In connection with the HRA, the Company also modified the formula for calculating the amount of employer-paid life insurance. The Company funds retiree healthcare benefits on a pay-as-you-go basis, and retiree life insurance amounts are fully-insured. The Company uses a December 31 measurement date for this plan. The Company also provides non-pension postretirement benefit plans to certain Brazilian associates. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees that contributed towards coverage while actively employed, with access to medical benefits, with the retiree being responsible for 100% of the premiums. In 2014, the plan was amended such that 100% of the premiums of active employees are paid by the Company.

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of period	$241	$207	$216	$184	$53	$1	$86	$—
Service cost	6	12	6	10	1	—	1	—
Interest cost	9	3	9	3	1	—	2	—
Actuarial (gains) losses	8	(2)	14	18	—	—	(1)	1
Foreign currency exchange rate changes	—	23	—	(3)	—	—	—	—
Benefits paid	(5)	(5)	(4)	(5)	(2)	—	(4)	—
Plan amendments	—	—	—	—	(18)	—	(31)	—
Other	—	3	—	—	—	—	—	—
Benefit obligation at end of period	259	241	241	207	35	1	53	1
Change in Plan Assets
Fair value of plan assets at beginning of period	122	35	114	34	—	—	—	—
Actual return on plan assets	19	3	7	—	—	—	—	—
Foreign currency exchange rate changes	—	2	—	—	—	—	—	—
Employer contributions	18	6	5	6	2	—	4	—
Benefits paid	(5)	(5)	(4)	(5)	(2)	—	(4)	—
Other	—	1	—	—	—	—	—	—
Fair value of plan assets at end of period	154	42	122	35	—	—	—	—
Funded status of the plan at end of period	$(105)	$(199)	$(119)	$(172)	$(35)	$(1)	$(53)	$(1)

	Pension Benefits				Non-Pension Postretirement Benefits
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(1)	$(2)	$(1)	$(2)	$(2)	$—	$(3)	$—
Long-term pension and post employment benefit obligations	(104)	(197)	(118)	(170)	(33)	(1)	(50)	(1)
Accumulated other comprehensive (income) loss	1	(1)	1	(1)	(30)	—	(17)	—
Net amounts recognized	$(104)	$(200)	$(118)	$(173)	$(65)	$(1)	$(70)	$(1)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial (gain) loss	$—	$—	$—	$—	$—	$—	$—	$—
Net prior service (benefit) cost	1	(1)	1	(1)	(41)	—	(28)	—
Deferred income taxes	—	—	—	—	11	—	11	—
Net amounts recognized	$1	$(1)	$1	$(1)	$(30)	$—	$(17)	$—
Accumulated benefit obligation	$251	$230	$227	$198
Accumulated benefit obligation for funded plans	(259)	(241)	(241)	(207)
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$259	$241	$241	$207
Aggregate accumulated benefit obligation	251	230	227	198
Aggregate fair value of plan assets	154	42	122	35
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$259	$241	$241	$207
Aggregate fair value of plan assets	154	42	122	35
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.

Following are the components of net pension and postretirement expense recognized for the years ended December 31, 2017, 2016, and 2015, respectively:

	Pension Benefits
	U.S. Plans
	Year Ended December 31,
	2017	2016	2015
Service cost	$6	$6	$9
Interest cost on projected benefit obligation	9	9	9
Expected return on assets	(9)	(9)	(9)
Curtailment gain [1]	—	—	(3)
Recognized actuarial (gain) loss [2]	(2)	15	(8)
Amortization of net losses	—	—	—
Net expense	$4	$21	$(2)

	Pension Benefits
	Non-U.S. Plans
	Year Ended December 31,
	2017	2016	2015
Service cost	$12	$10	$10
Interest cost on projected benefit obligation	3	3	3
Expected return on assets	(1)	(1)	(1)
Recognized actuarial (gain) loss [2]	(3)	18	(1)
Amortization of net losses	—	—	—
Curtailment gain	—	—	—
Settlement loss	—	—	—
Net expense	$11	$30	$11

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

(2)
The actuarial loss (gain) recognized on pension benefits during the fiscal year ended December 31, 2017, December 31, 2016 and December 31, 2015 mainly relates to the increase/decrease in projected benefit obligation due to the decrease in discount rate as a result of the annual re-measurement. The Company recorded this gain in Selling, general and administrative expense in the Consolidated Statements of Operations.

	Non-Pension Postretirement Benefits
	U.S. Plans
	Year Ended December 31,
	2017	2016	2015
Service cost	$1	$1	$2
Interest cost on projected benefit obligation	1	2	4
Amortization of prior service benefit	(5)	(3)	—
Amortization of net gain	—	—	(4)
Net expense	$(3)	$—	$2

Expense related to non-U.S. non-pension postretirement benefits was less than $1 each for the years ended December 31, 2017, 2016, and 2015, respectively.

The following amounts were recognized in “Other comprehensive loss” during the period from January 1, 2017 through December 31, 2017:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial gains arising during the year	$(2)	$(3)	$—	$—	$(2)	$(3)
Prior service cost from plan amendments	—	—	(18)	—	(18)	—
Amortization of prior service (cost) benefit	—	—	5	—	5	—
Recognition of net actuarial gains	2	3	—	—	2	3
Gain recognized in other comprehensive loss	—	—	(13)	—	(13)	—
Deferred income taxes	—	—	—	—	—	—
Gain recognized in other comprehensive loss, net of tax	$—	$—	$(13)	$—	$(13)	$—

The following amounts were recognized in “Other comprehensive loss” during the period from January 1, 2016 through December 31, 2016:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses arising during the year	$15	$18	$(1)	$1	$14	$19
Prior service cost from plan amendments	(1)	—	(30)	—	(31)	—
Amortization of prior service (cost) benefit	—	—	3	—	3	—
Amortization of net losses	(15)	(18)	1	(1)	(14)	(19)
Gain recognized in other comprehensive loss	(1)	—	(27)	—	(28)	—
Deferred income taxes	—	—	11	—	11	—
Gain recognized in other comprehensive loss, net of tax	$(1)	$—	$(16)	$—	$(17)	$—

The amounts in “Accumulated other comprehensive income” at December 31, 2017 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year is approximately $5.
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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.7%	1.6%	4.2%	1.5%	3.6%	9.9%	4.1%	11.2%
Rate of increase in future compensation levels	2.8%	2.8%	3.0%	2.9%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	6.3%	10%	6.8%	11.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	6.3%	4.5%	7.0%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2023	2026	2023	2024
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31, 2017, 2016, and 2015, respectively:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	4.2%	4.5%	4.2%	1.8%	2.2%	1.9%
Rate of increase in future compensation levels	3.0%	3.3%	3.3%	3.1%	3.1%	2.9%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	2.1%	2.4%	1.9%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	3.9%	4.4%	4.1%	11.2%	12.6%	11.3%
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

	Actual		Target
	2017	2016
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	53%	53%	52%
Debt securities	34%	47%	33%
Alternative investments	13%	—%	15%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	26%	25%	21%
Debt securities	17%	20%	16%
Cash, short-term investments and other	57%	55%	63%
Total	100%	100%	100%
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurements Using
	2017				2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)	$—	$38	$—	$38	$—	$30	$—	$30
Small/mid cap equity funds(a)	—	12	—	12	—	10	—	10
Other international equity(a)	—	32	—	32	—	24	—	24
Debt securities/fixed income(b)	—	52	—	52	—	58	—	58
Alternative investments(c)	—	—	20	20	—	—	—	—
Total	$—	$134	$20	$154	$—	$122	$—	$122

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurements Using
	2017				2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$11	$—	$11	$—	$9	$—	$9
Debt securities/fixed income(b)	—	7	—	7	—	7	—	7
Pooled insurance products with fixed income guarantee(a)	—	23	—	23	—	18	—	18
Cash, money market and other(d)	—	1	—	1	—	1	—	1
Total	$—	$42	$—	$42	$—	$35	$—	$35

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

(b)
Level 2 fixed income securities are valued using a market approach that includes various valuation techniques and sources, primarily using matrix/market corroborated pricing based on observable inputs including yield curves and indices.

(c)
Level 3 alternative investments comprising of structured credit investments and fund of funds that are valued at the net asset value (“NAV”) practical expedient to estimate fair value. The NAV is provided by the fund administrator or the investment manager and is based on the value of the underlying assets owned by the fund minus its liabilities.

(d)
Cash, money market and other securities include mutual funds, certificates of deposit and other short-term cash investments for which the share price is $1 or book value is assumed to equal fair value due to the short duration of the investment term.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $15 to its defined benefit pension plans in 2018.
Estimated future plan benefit payments as of December 31, 2017 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2018	$7	$5	$3	$—
2019	7	6	3	—
2020	8	7	2	—
2021	9	7	2	—
2022	11	7	2	—
2023-2027	67	38	9	—

13. Segment and Geographic Information
In the third quarter of 2017, the Company reorganized its segment structure and bifurcated its Silicones segment into Performance Additives and Formulated and Basic Silicones to better reflect the Company’s specialty chemical portfolio and related performance. This reorganization included a change in the Company’s operating segments from two to four segments. The Company reorganized to the new four segment model, by implementing the following:

•	preparing financial information separately and regularly for each of the four segments; and

•	having the CEO regularly review the results of operations and assess the performance of each of these segments
The four segment model is composed of the following:

•	a new Performance Additives segment realigned from the former Silicones segment;

•	a new Formulated and Basic Silicones segment realigned from the former Silicones segment;

•	a Quartz Technologies segment, which has been renamed from the existing Quartz segment; and

•	a Corporate segment.
The Company’s segments are based on the products that the Company offers and the markets that it serves. The Performance Additives business is engaged in the manufacture, sale and distribution of specialty silanes, silicone fluids and urethane additives. The Formulated and Basic Silicones business is engaged in the manufacture, sale and distribution of sealants, electronics materials, coatings, elastomers and basic silicone fluids. The Quartz Technologies business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. In addition, Corporate consists of corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions.
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

Net Sales(1):

	Year Ended December 31,
	2017	2016	2015
Performance Additives	$900	$849	$835
Formulated and Basic Silicones	1,229	1,212	1,277
Quartz Technologies	202	172	177
Total	$2,331	$2,233	$2,289
Segment EBITDA:

	MPM HOLDINGS INC.
	Year Ended December 31,
	2017	2016	2015
Performance Additives(2)	$188	$187	$176
Formulated and Basic Silicones	105	70	25
Quartz Technologies	40	20	27
Corporate	(40)	(39)	(34)
Total	$293	$238	$194

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2017	2016	2015
Performance Additives(2)	$188	$187	$176
Formulated and Basic Silicones	105	70	25
Quartz Technologies	40	20	27
Corporate	(39)	(37)	(33)
Total	$294	$240	$195

Depreciation and Amortization:

	Year Ended December 31,
	2017	2016	2015
Performance Additives	$61	$62	$54
Formulated and Basic Silicones	69	94	73
Quartz Technologies	24	29	26
Total	$154	$185	$153
Capital Expenditures(3):

	Year Ended December 31,
	2017	2016	2015
Performance Additives	$97	$57	$35
Formulated and Basic Silicones	55	52	61
Quartz Technologies	16	14	15
Total	$168	$123	$111
Total Assets as of December 31(4):

	2017	2016
Performance Additives	$1,214	$1,150
Formulated and Basic Silicones	1,225	1,174
Quartz Technologies	267	273
Corporate	11	9
Total	$2,717	$2,606

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Formulated and Basic Silicones segment’s Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $0, $1, and $2 for the years ended December 31, 2017, 2016, and 2015, respectively.

(3)	Capital Expenditures are shown on the accrual basis.

(4)
Cash and cash equivalents that were originated by the Performance Additives, Formulated and Basic Silicones, and Quartz Technologies operating segments are included within the total assets of Performance Additives, Formulated and Basic Silicones, and Quartz Technologies, respectively. Deferred income tax assets are included within Corporate as reconciling amounts to the Company's total assets as presented on the Consolidated Balance Sheets.

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$—	$(163)	$(83)
Interest expense, net	80	76	79
Income tax expense	15	18	13
Depreciation and amortization	154	185	153
Gain on extinguishment and exchange of debt	—	(9)	(7)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$12	$26	$15
Unrealized (gains) losses on pension and postretirement benefits	(5)	33	(16)
Restructuring and discrete costs	36	70	32
Reorganization items, net	1	2	8
Segment EBITDA	$293	$238	$194

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$1	$(161)	$(82)
Interest expense, net	80	76	79
Income tax expense	15	18	13
Depreciation and amortization	154	185	153
Gain on extinguishment and exchange of debt	—	(9)	(7)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$12	$26	$15
Unrealized (gains) losses on pension and postretirement benefits	(5)	33	(16)
Restructuring and discrete costs	36	70	32
Reorganization items, net	1	2	8
Segment EBITDA	$294	$240	$195

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses.
For the years ended December 31, 2017, 2016 and 2015, non-cash charges primarily included asset impairment charges, loss due to scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements.
For the years ended December 31, 2017, 2016 and 2015, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the re-measurement of our pension and postretirement benefit obligations.
Restructuring and discrete costs for all periods primarily included expenses from restructuring and integration. For the years ended December 31, 2017 and 2016, these amounts included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, New York facility. For the year ended December 31, 2017, these costs also included a gain of $24 related to insurance reimbursement related to fire damage at our Leverkusen, Germany facility and $3 related to a postponed offering of our securities. For the year ended December 31, 2016, these costs also included exit costs due to siloxane capacity transformation programs at our Leverkusen, Germany facility, loss of $10 due to a fire at our Leverkusen, Germany facility, and recovery of Italian tax claims from GE.
Reorganization items, net represent incremental costs incurred directly as a result of the Bankruptcy Filing. For the years ended December 31, 2017, 2016 and 2015 these amounts were primarily related to certain professional fees.

Geographic Information:
The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangible assets, net of accumulated amortization and goodwill.
Net Sales(1):

	Year Ended December 31,
	2017	2016	2015
United States	$801	$741	$771
Germany	618	620	636
China	276	273	302
Japan	227	208	184
Other International	409	391	396
Total	$2,331	$2,233	$2,289

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets as of December 31:

	2017	2016
United States	$772	$765
Germany	275	203
China	157	157
Japan	316	322
Other International	163	162
Total	$1,683	$1,609

14. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the years ended December 31, 2017 and 2016:

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2015	$—	$(92)	$(92)
Other comprehensive (loss) income before reclassifications, net of tax	20	(1)	19
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	(3)	—	(3)
Net other comprehensive loss	17	(1)	16
Balance at December 31, 2016	$17	$(93)	$(76)
Other comprehensive (income) loss before reclassifications, net of tax	18	45	63
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax (1)	(5)	—	(5)
Net other comprehensive income (loss)	13	45	58
Balance at December 31, 2017	$30	$(48)	$(18)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the fiscal year ended December 31, 2017 represents the recognition of net prior service benefit following certain plan provision changes, reduced by amortization of net prior service benefit during fiscal year ended December 31, 2017 (see Note 12).

	Amount Reclassified From Accumulated Other Comprehensive Income
	Year Ended December 31,
Amortization of defined benefit pension and other postretirement benefit items:	2017	2016	2015	Location of Reclassified Amount in Income
Prior service costs	$5	$4	$—	(1)
Total before income tax	5	4	—
Income tax benefit	—	(1)	—	Income tax expense
Total	$5	$3	$—

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 12).

15. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Momentive for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(in millions, except share data)	2017	2016	2015
Net income (loss)	$—	$(163)	$(83)
Weighted average common shares—basic	48,112,584	48,050,048	48,015,685
Effect of dilutive potential common shares	229,332	—	—
Weighted average shares outstanding—diluted	48,341,916	48,050,048	48,015,685
Net income (loss) per share—basic	$—	$(3.39)	$(1.73)
Net income (loss) per share—diluted	$—	$(3.39)	$(1.73)
Potentially dilutive employee share-based awards, excluded	—	—	181,869

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

16. Guarantor/Non-Guarantor Subsidiary Financial Information
As of December 31, 2017, MPM had outstanding $1,100 in aggregate principal amount of the First Lien Notes and $202 in aggregate principal amount of the Second Lien Notes. The notes are fully and unconditionally guaranteed on a senior secured basis by each of MPM’s existing U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2017 and 2016, the Condensed Consolidated Statements of Operations for the fiscal years ended December 31, 2017, 2016 and 2015 and Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017, 2016 and 2015 of (i) MPM (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $1, respectively)	$14	$1	$159	$—	$174
Accounts receivable	—	94	229	—	323
Due from affiliates	3	62	40	(105)	—
Inventories:
Raw materials	—	76	77	—	153
Finished and in-process goods	—	132	160	—	292
Other current assets	—	11	40		51
Total current assets	17	376	705	(105)	993
Investment in unconsolidated entities	1,640	339	19	(1,979)	19
Deferred income taxes	—	—	11	—	11
Other long-term assets	—	1	10	—	11
Intercompany loans receivable	288	978	116	(1,382)	—
Property and equipment, net	—	546	621	—	1,167
Goodwill	—	105	111	—	216
Other intangible assets, net	—	122	178	—	300
Total assets	$1,945	$2,467	1,771	$(3,466)	$2,717
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$—	$95	$191	$—	$286
Due to affiliates	—	40	65	(105)	—
Debt payable within one year	—	—	36	—	36
Interest payable	12	—	—	—	12
Income taxes payable	—	—	7	—	7
Accrued payroll and incentive compensation	—	39	29	—	68
Other current liabilities	—	33	69	—	102
Total current liabilities	12	207	397	(105)	511
Long-term liabilities:
Long-term debt	1,192	—	—	—	1,192
Intercompany loans payable	196	469	717	(1,382)	—
Pension liabilities	—	137	198	—	335
Deferred income taxes	—	—	60	—	60
Other long-term liabilities	—	14	60	—	74
Total liabilities	1,400	827	1,432	(1,487)	2,172
Total equity (deficit)	545	1,640	339	(1,979)	545
Total liabilities and (deficit) equity	$1,945	$2,467	$1,771	$(3,466)	$2,717

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$39	$1	$188	$—	$228
Accounts receivable	—	77	203	—	280
Due from affiliates	—	86	41	(127)	—
Inventories:
Raw materials	—	71	48	—	119
Finished and in-process goods	—	118	153	—	271
Other current assets	—	16	34		50
Total current assets	39	369	667	(127)	948
Investment in unconsolidated entities	1,556	257	20	(1,813)	20
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	1	19	—	20
Intercompany loans receivable	264	927	51	(1,242)	—
Property and equipment, net	—	526	549	—	1,075
Goodwill	—	105	106	—	211
Other intangible assets, net	—	136	187	—	323
Total assets	$1,859	$2,321	1,608	$(3,182)	$2,606
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$—	$64	$174	$—	$238
Due to affiliates	—	41	86	(127)	—
Debt payable within one year	—	—	36	—	36
Interest payable	11	—	—	—	11
Income taxes payable	—	—	8	—	8
Accrued payroll and incentive compensation	—	35	26	—	61
Other current liabilities	—	41	81	—	122
Total current liabilities	11	181	411	(127)	476
Long-term liabilities:
Long-term debt	1,167	—	—	—	1,167
Intercompany loans payable	197	401	644	(1,242)	—
Pension liabilities	—	168	173	—	341
Deferred income taxes	—	—	66	—	66
Other long-term liabilities	—	15	57	—	72
Total liabilities	1,375	765	1,351	(1,369)	2,122
Total equity (deficit)	484	1,556	257	(1,813)	484
Total liabilities and (deficit) equity	$1,859	$2,321	$1,608	$(3,182)	$2,606

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,128	$1,838	$(635)	$2,331
Cost of sales	—	958	1,508	(635)	1,831
Gross profit	—	170	330	—	500
Selling, general and administrative expense	—	178	154	—	332
Research and development expense	—	42	22	—	64
Restructuring and discrete costs	—	23	(17)	—	6
Other operating expense (income)	—	14	(5)	—	9
Operating (loss) income	—	(87)	176	—	89
Interest expense (income), net	75	(27)	32	—	80
Non-operating expense, net	(2)	(6)	—	—	(8)
Reorganization items, net	—	1	—	—	1
Loss before income taxes and (losses) earnings from unconsolidated entities	(73)	(55)	144	—	16
Income tax expense	—	—	15	—	15
(Loss) income before earnings (losses) from unconsolidated entities	(73)	(55)	129	—	1
Earnings (losses) from unconsolidated entities, net of taxes	74	129	—	(203)	—
Net income (loss)	$1	$74	$129	$(203)	$1
Comprehensive income	$59	$131	$139	$(270)	$59

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,047	$1,775	$(589)	$2,233
Cost of sales	—	913	1,521	(589)	1,845
Gross profit	—	134	254	—	388
Selling, general and administrative expense	1	183	161	—	345
Research and development expense	—	39	25	—	64
Restructuring and discrete costs	—	10	32	—	42
Other operating expense (income)	—	3	16	—	19
Operating loss	(1)	(101)	20	—	(82)
Interest expense (income), net	72	(44)	48	—	76
Non-operating expense, net	(8)	1	—	—	(7)
Gain on extinguishment of debt (see Note 7)	(9)	—	—	—	(9)
Reorganization items, net	—	2	—	—	2
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(56)	(60)	(28)	—	(144)
Income tax (benefit) expense	—	(10)	28	—	18
(Loss) income before loss from unconsolidated entities	(56)	(50)	(56)	—	(162)
(Losses) earnings from unconsolidated entities, net of taxes	(105)	(55)	1	160	1
Net (loss) income	$(161)	$(105)	$(55)	$160	$(161)
Comprehensive loss	$(145)	$(88)	$(49)	$137	$(145)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,062	$1,783	$(556)	$2,289
Cost of sales	—	927	1,523	(556)	1,894
Gross profit	—	135	260	—	395
Selling, general and administrative expense	—	137	147	—	284
Research and development expense	—	41	24	—	65
Restructuring and discrete costs	—	26	6	—	32
Other operating expense (income)	(2)	2	2	—	2
Operating loss	2	(71)	81	—	12
Interest expense (income), net	77	(59)	61	—	79
Non-operating expense, net	—	(1)	4	—	3
Gain on extinguishment of debt (see Note 7)	(7)	—	—	—	(7)
Reorganization items, net	—	8	—	—	8
(Loss) income before income taxes and losses from unconsolidated entities	(68)	(19)	16	—	(71)
Income tax (benefit) expense	—	1	12	—	13
(Loss) income before losses from unconsolidated entities	(68)	(20)	4	—	(84)
Losses from unconsolidated entities, net of taxes	(14)	6	2	8	2
Net loss	$(82)	$(14)	$6	$8	$(82)
Comprehensive loss	$(146)	$(79)	$(14)	$93	$(146)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$18	$(13)	$171		$(61)	$115
Cash flows used in investing activities:
Capital expenditures	—	(72)	(98)		—	(170)
Purchases of intangible assets	—	(1)	(1)		—	(2)
Change in restricted cash	—	—	3		—	3
Purchase of a business	—	(9)	—		—	(9)
Capital reimbursed from insurance proceeds	—	—	9		—	9
Return of capital from subsidiary from sales of accounts receivable	—	53	—		(53)	—
	—	(29)	(87)		(53)	(169)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—	(1)		—	(1)
Net intercompany loan borrowings (repayments)	(42)	68	(26)		—	—
Intercompany dividend	—	(26)	(35)		61	—
Common stock dividends paid	(1)	—	—		—	(1)
Return of capital to parent from sales of accounts receivable	—	—	(53)	(a)	53	—
	(43)	42	(115)		114	(2)
Increase (decrease) in cash and cash equivalents	(25)	—	(31)		—	(56)
Effect of exchange rate changes on cash	—	—	5		—	5
Cash and cash equivalents (unrestricted), beginning of period	39	1	184		—	224
Cash and cash equivalents (unrestricted), end of period	$14	$1	$158		$—	$173

(a)
During the fiscal year ended December 31, 2017, Momentive Performance Materials USA LLC contributed receivables of $53 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the fiscal year ended December 31, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$63	$61		$112		$(92)	$144
Cash flows used in investing activities:
Capital expenditures	—	(56)		(61)		—	(117)
Purchases of intangible assets	—	(2)		—		—	(2)
Proceeds from sale of assets	—	1		—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	60	(a)	—		(60)	—
	—	3		(61)		(60)	(118)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	(3)	—		3		—	—
Repayments of long-term debt	(16)	—		—		—	(16)
Net intercompany loan borrowings (repayments)	(61)	(1)		62		—	—
Intercompany dividend	—	(64)		(28)		92	—
Common stock dividends paid	(1)	—		—		—	(1)
Return of capital to parent from sales of accounts receivable	—	—		(60)	(a)	60	—
	(81)	(65)		(23)		152	(17)
Increase (decrease) in cash and cash equivalents	(18)	(1)		28		—	9
Effect of exchange rate changes on cash	—	—		(2)		—	(2)
Cash and cash equivalents (unrestricted), beginning of period	57	2		158		—	217
Cash and cash equivalents (unrestricted), end of period	$39	$1		$184		$—	$224

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

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(33)	$52		$218		$(108)	$129
Cash flows used in investing activities:
Capital expenditures	—	(54)		(61)		—	(115)
Purchases of intangible assets	—	(2)		(1)		—	(3)
Proceeds from sale of assets	—	1		1		—	2
Return of capital from subsidiary from sales of accounts receivable	—	48	(a)	—		(48)	—
	—	(7)		(61)		(48)	(116)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	(1)	—		—		—	(1)
Repayments of long-term debt	(10)	—		—		—	(10)
Net intercompany loan borrowings (repayments)	23	49		(72)		—	—
Intercompany dividend	—	(101)		(7)		108	—
Return of capital to parent from sales of accounts receivable	—	—		(48)	(a)	48	—
	12	(52)		(127)		156	(11)
Increase (decrease) in cash and cash equivalents	(21)	(7)		30		—	2
Effect of exchange rate changes on cash	—	—		(8)		—	(8)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$57	$2		$158		$—	$217
Supplemental disclosures for cash flow information
Non-cash financing activity:
Intercompany loan capitalizations	$—	$(602)		$602		$—	$—

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPM Holdings Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income (loss) of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 27, 2018

We have served as the Company’s or its predecessor’s auditor since 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Momentive Performance Materials Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Momentive Performance Materials Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 27, 2018

We have served as the Company’s or its predecessor’s auditor since 2010.

Schedule I – Condensed Parent Company Financial Statements

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY BALANCE SHEETS

(In millions)	December 31, 2017	December 31, 2016
Assets
Investment in subsidiaries	545	484
Total assets	$545	$484
Liabilities and Equity
Current liabilities:
Other current liabilities	1	1
Total current liabilities	1	1
Long-term liabilities:
Other long-term liabilities	—	1
Total liabilities	1	2
Total equity	544	482
Total liabilities and equity	$545	$484

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2017	2016	2015
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expense	1	2	1
Restructuring and discrete costs		—	—
Operating loss	(1)	(2)	(1)
Interest expense, net	—	—	—
Non-operating expense, net	—	—	—
Loss on extinguishment and exchange of debt	—	—	—
Reorganization items, net	—	—	—
Loss before income taxes and equity earnings (losses) from unconsolidated subsidiaries	(1)	(2)	(1)
Income tax expense	—	—	—
Loss before equity earnings (losses) of unconsolidated subsidiaries	(1)	(2)	(1)
Equity earnings (losses) of unconsolidated subsidiaries, net of tax	1	(161)	(82)
Net income (loss)	$—	$(163)	$(83)
Comprehensive income (loss)	$58	$(147)	$(147)

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flows used in operating activities	$(1)	$(1)	$(1)
Cash flows provided by investing activities:
Dividend from MPM	1	1	—
Cash flows provided by investing activities	1	1	—
Cash flows provided by financing activities:
Net short-term debt borrowings	—	—	—
Common stock issuance proceeds	—	—	1
DIP Facility financing fees	—	—	—
Net intercompany loan repayments	—	—	—
Cash flows provided by financing activities	—	—	1
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

1. Background and Basis of Presentation
MPM Holdings Inc. (“MPM Holdings”) was formed on October 24, 2014, and is a holding company that conducts substantially all of its business through its subsidiaries. MPM Holdings’ wholly owned subsidiary, MPM Intermediate Holdings Inc. (“Intermediate Holdings”), is a holding company for its wholly owned subsidiary, Momentive Performance Materials Inc. and its subsidiaries (“MPM”). MPM Holdings, Intermediate Holdings and MPM are collectively referred to herein as the “Company”.
MPM Holdings’ only asset is its investment in Intermediate Holdings, and Intermediate Holdings’ only asset is its investment in MPM. There are significant restrictions over MPM Holdings’ ability to obtain funds from its subsidiaries through dividends, loans or advances. Accordingly, these Condensed Financial Statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. The accompanying condensed financial statements summarize the financial position of Momentive as of December 31, 2017 and December 31, 2016, and the results of operations and cash flows for the Company for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.
As these Condensed Parent Company Financial Statements are prepared on the same basis as the Company’s Consolidated Financial Statements, except as discussed in these notes, as applicable, these Condensed Parent Company Financial Statements should be read in conjunction with MPM Holdings’ Consolidated Financial Statements included elsewhere herein.
2. Debt
As of December 31, 2017, MPM Holdings has no direct outstanding debt obligations. However, outstanding debt obligations do exist at the Company’s subsidiaries. Refer to Note 7 of the Company’s Consolidated Financial Statements included elsewhere herein for further discussion of the debt obligations of MPM Holdings’ subsidiaries.
3. Commitments and Contingencies
MPM Holdings has no direct commitments or contingencies; however, commitments and contingencies do exist at the Company’s subsidiaries. Refer to Note 11 of the Company’s Consolidated Financial Statements included elsewhere herein for further discussion of the commitments and contingencies of MPM Holdings’ subsidiaries.

Schedule II - Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (1)	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
Year Ended December 31, 2017	$484	$12	$(125)	$371
Year Ended December 31, 2016	$419	$70	$(5)	$484
Year Ended December 31, 2015	$309	$125	$(15)	$419

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2017.
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
We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO”). Based on our assessment, we have concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control Over Financial Reporting” that occurred during the Company’s fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The supervision of our management and the general course of both Momentive and MPM’s affairs and business operations is entrusted to the board of directors (the “Board”). Set forth below are the names, ages and current positions of our executive officers of Momentive and MPM and the members of the Board as of February 27, 2018.

Name	Age	Title
John G. Boss	58	Chief Executive Officer and President and Director
Erick R. Asmussen	51	Senior Vice President and Chief Financial Officer
John D. Moran	59	Senior Vice President, General Counsel and Secretary
Mahesh Balakrishnan	34	Director
Bradley J. Bell	65	Director and Chairman of the Board
Theodore H. Butz	59	Director
John D. Dionne	54	Director
Samuel Feinstein	34	Director
Robert Kalsow-Ramos	32	Director
Scott M. Kleinman	45	Director
Julian Markby	66	Director
Jeffrey M. Nodland	62	Director
Marvin O. Schlanger	69	Director

John G. Boss was appointed Chief Executive Officer and President of Momentive and MPM on December 15, 2014, having served as a director and Interim President and Chief Executive Officer since October 24, 2014, pursuant to the Plan of Reorganization. He joined the Company as Executive Vice President and President of the Silicones and Quartz Division in March 2014. Mr. Boss was the former President of Honeywell Safety Products at Honeywell International from February 2012 to March 2014. He served in various leadership positions with Honeywell International since 2004, including Vice President and General Manager of Specialty Products from 2008 through 2012 and Vice President and General Manager of Specialty Chemicals from 2005 through 2008. Before joining Honeywell International, Mr. Boss was Vice President and General Manager of the Specialty and Fine Chemicals business of Great Lakes Chemical Corporation from 2000 through 2003 and Vice President and Business Director at Ashland Corporation (formerly International Specialty Products) from 1996 through 2000. Since December 2017, he has served as a director of Wabash National Corporation and is a member of its Compensation and Nominating, and Governance Committees. He also serves on the board of the Albany Greater Capital Region Chamber of Commerce. Mr. Boss’ position as President and Chief Executive Officer, his extensive management experience and skills in business leadership qualify him to serve as a director of Momentive.
Erick R. Asmussen was appointed Chief Financial Officer and Senior Vice President of Momentive and MPM on May 26, 2015 and a director of MPM on August 28, 2015. Prior to joining Momentive, Mr. Asmussen served as Vice President and Chief Financial Officer of GrafTech International, Ltd. (“GrafTech”) from September 2013 to May 2015. Mr. Asmussen joined GrafTech in 1999 and held leadership positions as GrafTech’s Worldwide Controller, Treasurer, Tax Director, and Vice President of Strategy, Planning, and Corporate Development. Prior to GrafTech, Mr. Asmussen worked in various financial positions with Corning Incorporated, AT&T Corporation, and Arthur Anderson LLP. Mr. Asmussen holds an M.S. in Tax from the State University of New York and a B.S. in Accounting from Rochester Institute of Technology.
John D. Moran was appointed Senior Vice President, General Counsel and Secretary for Momentive and MPM and a director of MPM on September 21, 2015. Prior to joining Momentive, Mr. Moran served as General Counsel, Vice President and Secretary of GrafTech since April 2009, where his primary responsibilities included corporate governance, regulatory compliance, commercial and transactional matters and oversight of the legal and corporate secretary functions. Mr. Moran joined GrafTech in May 2006 as Deputy General Counsel and previously held senior legal positions at Corrpro Companies, Inc. and Sealy Corporation.
Mahesh Balakrishnan was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. Mr. Balakrishnan is a Managing Director in Oaktree’s Opportunities Funds. He joined Oaktree in 2007 and has been focused on investing in the chemicals, energy, financial institutions, real estate and shipping sectors. Mr. Balakrishnan has worked with a number of Oaktree’s portfolio companies and currently serves on the board of Star Bulk Carriers Corp. Within the past five years, he also served on the board of STORE Capital Corp. (specialty REIT). He has been active on a number of creditors’ committees, including ad hoc committees, during the Lehman Brothers and LyondellBasell restructurings. Prior to Oaktree, Mr. Balakrishnan spent two years as an analyst in the Financial Sponsors & Leveraged Finance group at UBS Investment Bank. He is a member of the Compensation Committee of the Board of Directors of Momentive. Mr. Balakrishnan serves as a director of Momentive at the discretion of certain investment funds managed by Oaktree Capital Management, which funds hold a substantial equity interest in Momentive.
Bradley J. Bell was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization, and as Chairman of the Board on December 15, 2014. Mr. Bell also has served on the Board of Directors of Chemours Corporation since July 2015, chairing the Audit Committee and serving on its Compensation Committee, and of Hennessy Capital Acquisition Corp. III since June 2017 where he chairs the Audit Committee and is a member of the Nominating & Corporate Governance and Compensation Committees. During the past five years,

Mr. Bell served on the Boards of Directors of IDEX Corporation from 2001 to 2015, Compass Minerals Corporation from 2003 to 2015, Hennessy Capital Acquisition Corp. II from 2015 to 2017 and Hennessy Capital Acquisition Corp. from 2014 to 2015. In addition, Mr. Bell has served as a director of Life Choice Crisis Pregnancy Center, a not-for-profit entity, since 2015. Mr. Bell was Executive Vice President and Chief Financial Officer at Nalco Holding Co. (formerly known as Nalco Chemical Co.) from November 2003 to September 2010. He also served as a Senior Vice President and Chief Financial Officer of Rohm & Haas Co. from 1997 to May 2003. He is a member and Chairman of both the Compensation Committee and the Nominating and Governance Committee of the Board of Directors of Momentive. In light of Mr. Bell’s extensive finance and business experience and over 20 years’ experience of serving on Boards of Directors of publicly traded companies, we believe it is appropriate for Mr. Bell to serve as a director of Momentive.
Theodore H. Butz was appointed a director of Momentive on August 4, 2016. Mr. Butz brings over 30 years of experience in building specialty chemicals businesses. He currently serves as Executive Chairman of the Board of Directors for Dixie Chemical Company, a leading supplier of specialty chemicals for paper making, thermoset materials and fluid and lubricants. From 2011 through 2016, Mr. Butz was President and Chief Executive Officer of Pinova Holdings, Inc., a leading supplier of essential natural and renewable materials for fragrance, food and specialty industrial applications. Prior to Pinova, Mr. Butz was Group President for the Specialty Chemicals business at FMC Corporation. During his tenure at FMC, Mr. Butz held a variety of domestic and international leadership positions serving diverse markets and had responsibility for corporate-wide strategy and development activities, as well as corporate health and safety functions. From 2008 to 2010, Mr. Butz was also a Board Member of Aventine Renewable Energy, the second largest publicly traded ethanol supplier. Mr. Butz holds an M.B.A. from the University of San Francisco and a B.S. in Finance from Arizona State University. He is a member of the Environment, Health and Safety Committee of the Board of Directors of Momentive. In light of Mr. Butz’s extensive finance and business experience, we believe it is appropriate for Mr. Butz to serve as a director of Momentive.
John D. Dionne was appointed as a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. He has been a Senior Advisor of the Blackstone Group, L.P., an investment firm, since July 2013 and a Senior Lecturer in the Finance Unit of the Harvard Business School since January 2014. Until he retired from his position as a Senior Managing Director at Blackstone in June 2013, Mr. Dionne was Global Head of its Private Equity Business Development and Investor Relations Groups and served as a member of Blackstone’s Private Equity Investment and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Founder and Chief Investment Officer of the Blackstone Distressed Securities Fund. Before joining Blackstone, Mr. Dionne was for several years a Partner and Portfolio Manager for Bennett Restructuring Funds, specializing in financially troubled companies, during which time he also served on several official and ad-hoc creditor committees. He is a Chartered Financial Analyst and Certified Public Accountant (inactive). Mr. Dionne also serves on the Board of Directors of Pelmorex Media Inc. since September 2013, on the Board of Directors and the Audit Committee of Cengage Learning Holdings II, Inc. since April 2014 and on the Board of Directors and as Chair of the Audit Committee of Caesars Entertainment Corporation since October 2017. He previously served as a member of the boards of directors of several companies and not-for-profit organizations. Mr. Dionne holds a Bachelor of Science degree from the University of Scranton and a Master of Business Administration from Harvard Business School. He is a member of the Audit Committee and the Nominating and Governance Committee of the Board of Directors of Momentive. Mr. Dionne’s extensive finance and business experience qualifies him to serve as a director of Momentive.
Samuel Feinstein was elected a director of the Company on November 3, 2016. He has been an investment professional in Apollo’s private equity business since 2007 and was previously a member of the Investment Banking Group at Morgan Stanley from September 2005 to May 2007. Mr. Feinstein currently serves on the board of CEVA Holdings LLC, Vectra Co., Hexion Holdings LLC and Pinnacle Agriculture Holdings, LLC. Within the past five years, he has served on the board of directors of Taminco Corporation. Mr. Feinstein graduated from the University of California, Los Angeles with a B.A. in Business Economics. In light of our ownership structure and his extensive finance and business experience, we believe it is appropriate for Mr. Feinstein to serve as a director of Momentive.
Robert Kalsow-Ramos was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. Mr. Kalsow-Ramos is a Principal in Apollo Global Management’s Private Equity Group, where he has worked since 2010. Prior to joining Apollo, Mr. Kalsow-Ramos was a member of the Transportation Investment Banking Group at Morgan Stanley from 2008 to 2010. He also serves on the Board of Directors of Hexion Holdings LLC and West Corporation. Within the past five years, Mr. Kalsow-Ramos was a member of Noranda Aluminum Holding Corporation Board of Directors. Mr. Kalsow-Ramos graduated with High Honors from the University of Michigan’s Stephen M. Ross School of Business with a Bachelor of Business Administration. He is a member of the Audit Committee and the Compensation Committee of the Board of Directors of Momentive. Mr. Kalsow-Ramos’ position with Apollo and his extensive finance and business experience, which gives him insights into strategic and financial matters, qualifies him to serve as a director of Momentive.
Scott M. Kleinman was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. He served as a director of the Company from October 1, 2010 to October 24, 2014. Mr. Kleinman is a Co-President and Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following companies: Hexion Holdings LLC, Vectra Co., and Constellis Holdings, LLC. Within the past five years, Mr. Kleinman was also a director of Verso Corporation, Realogy Holdings Corp., LyondellBasell Industries N.V., CH2M Hill Companies, Ltd. and Taminco Corporation. He is a member of the Nominating and Governance Committee of the Board of Directors of Momentive. In light of our ownership structure and Mr. Kleinman’s position with Apollo, and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of Momentive.
Julian Markby was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. He served as a director of the Company from April 2013 to October 2014. Mr. Markby has been a corporate director since 2005. Previously, Mr. Markby was an independent financial consultant and an investment banker for over 30 years, most recently at Wasserstein Perella and Dresdner Kleinwort Wasserstein for over 8 years. He also serves as a member of the Board and Chair of the Audit Committee of Thiele Kaolin Company, a director and Chair of the Audit Committee of Siguler Guff Small Business Credit Opportunities Fund, Inc. and Board Observer and the Voting Proxy for JPMorgan’s interest in Ligado Networks. Within the past five years, Mr. Markby also served as a director of TwentyEighty, Inc., SP Fiber

Holdings, Inc., and Altegrity, Inc. He is Chair of the Audit Committee of the Board of Directors of Momentive. Mr. Markby’s extensive finance and business experience qualifies him to serve as a director of Momentive.
Jeffrey M. Nodland was appointed a director of Momentive on December 7, 2015. He has an extensive track record of executive leadership within the specialty chemicals, industrial manufacturing and consumer products sectors. He currently serves as President and Chief Executive Officer of KIK Custom Products, a manufacturer of national and retailer brand consumer products throughout North America, and a leader in manufacturing of both chemicals for the pool and spa markets and antifreeze to the North American automotive industry. Mr. Nodland previously served as President of Hexion Specialty Chemicals Inc.’s Coatings & Inks Division from 2005 to May 2006, and President and Chief Operating Officer of Resolution Specialty Materials from 2004 to 2005. In addition, Mr. Nodland served as President and Chief Operating Officer of Resolution Performance Products from 2001 to 2004, CEO and President of McWhorter Technologies from 1999 to 2001 and held several management roles for The Valspar Corporation from 1977 to 1994. Mr. Nodland currently serves on the Board of Directors of Ecosynthetix, a renewable chemicals manufacturer of bio-based products. Mr. Nodland previously served as a member of the Board of Directors of California Products Corporation and TPC Group. He is a member of the Environment, Health and Safety Committee of the Board of Directors of Momentive. In light of Mr. Nodland’s extensive finance and business experience, we believe it is appropriate for Mr. Nodland to serve as a director of Momentive.
Marvin O. Schlanger was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals Inc. in May 2005. Mr. Schlanger is a director and Chairman of UGI Corporation and UGI Utilities and a director of Amerigas Partners, LP. He is also a director and the Chairman of the Board of CEVA Group Plc, and a director of Vectra Co. and Hexion Holdings LLC. Mr. Schlanger was formerly Chairman of the Supervisory Board of LyondellBasell Industries N.V. and Chairman of Covalence Specialty Materials Corp. Mr. Schlanger previously served as a director of Taminco Corporation. He is Chair of the Environment, Health and Safety Committee of the Board of Directors of Momentive. Mr. Schlanger’s extensive finance and business experience qualifies him to serve as a director of Momentive.

Committees of the Board of Directors

Audit Committee

Our audit committee consists of Messrs. Dionne, Markby and Kalsow-Ramos, with Mr. Markby serving as its chairman. Each of Messrs. Dionne, Markby and Kalsow-Ramos qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K. Mr. Markby meets the independence and the experience requirements of the federal securities laws.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive’s common stock, as of February 15, 2018, and shows the number of shares of common stock and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Momentive;

•	each of our 2017 Named Executive Officers;

•	each current member of MPM’s and the Momentive’s Board of Directors; and

•	all of the executive officers and members of the Board of Directors of MPM and Momentive as a group.

As of February 15, 2018, Momentive had 48,121,634 common shares issued and outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common stock and has not pledged any such stock as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Euro VI (BC) S.à r.l. (2)	19,084,996	39.66%
OCM Opps MTIV Holdings, LLC (3)	10,289,373	21.38%
D. E. Shaw Galvanic Portfolios, L.L.C. (4)	3,574,759	7.43%
Pentwater Capital Management (5)	2,656,435	5.52%
Mahesh Balakrishnan (6)	10,936	*
Bradley J. Bell	23,436	*
John G. Boss	—	—
Erick R. Asmussen	—	—
John D. Dionne	35,530	*
Robert Kalsow-Ramos (7)	10,936	*
Scott M. Kleinman (7)	10,936	*
Julian Markby	13,436	*
John D. Moran	—	—
Theodore H. Butz	3,740	*
Jeffrey M. Nodland	9,058	*
Samuel Feinstein (7)	—	—
Marvin O. Schlanger	10,936	*
Executive Officers and Directors as a group	128,944	*
*    Less than 1%

(1)	Unless otherwise noted, the address for each person listed in this table is c/o Momentive Performance Materials Inc., 260 Hudson River Road, Waterford, NY 12188.

(2)
AIF VI Euro Holdings, L.P. (“AIF VI Euro”) is the sole shareholder of Euro VI (BC) S.à r.l. (“Euro VI BC”). Apollo Advisors VI (EH), L.P. (“Advisors VI (EH)”) is the general partner of AIF VI Euro, and Apollo Advisors VI (EH-GP), Ltd. (“Advisors VI (EH-GP)”) is the general partner of Advisors VI (EH). Apollo Principal Holdings III, L.P. (“Principal III”) is the sole shareholder of Advisors VI (EH-GP). Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) is the general partner of Principal III. Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI Euro, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and the directors of Principal III GP, and as such may be deemed to have voting and dispositive control of the shares of common stock held of record by Euro VI (BC). The address of Euro VI (BC) is 2, Avenue Charles de Gaulle, L-1653,

Luxembourg. The address of AIF VI Euro and Advisors VI (EH) is c/o Walkers Corporate Limited, Cayman Corporate Center, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands. The address of Advisors VI (EH-GP), Principal III and Principal III GP is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, KY1-9005 Grand Cayman, Cayman Islands. The address of each of Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)
The manager of OCM Opps MTIV Holdings, LLC (“Opps MTIV”) is Oaktree Fund GP, LLC (“GP LLC”). The managing member of GP LLC is Oaktree Fund GP I, L.P. (“GP I”). The general partner of GP I is Oaktree Capital I, L.P. (“Capital I”). The general partner of Capital I is OCM Holdings I, LLC (“Holdings I”). The managing member of Holdings I is Oaktree Holdings, LLC (“Holdings”). The managing member of Holdings is Oaktree Capital Group, LLC (“OCG”). The duly elected manager of OCG is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Stephen Kaplan and David Kirchheimer. Each of the managing members, managers, general partners and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by Opps MTIV, except to the extent of any pecuniary interest therein. Mr. Balakrishnan, an employee of Oaktree Capital Management, L.P., an affiliate of Opps MTIV, has been a Director of the Company since October 24, 2014. The business address for each of the persons and entities named in this footnote is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(4)
The investment adviser of D. E. Shaw Galvanic Portfolios, L.L.C. (“Portfolios”) is D. E. Shaw Adviser II, L.L.C. (“Adviser”) and the manager is D. E. Shaw Manager II, L.L.C. (“Manager”). The managing member of Adviser is D. E. Shaw & Co., L.P. (“DESCO LP”) and the managing member of Manager is D. E. Shaw & Co., L.L.C. (“DESCO LLC”). DESCO LP and DESCO LLC may be deemed to have the shared power to exercise voting and investment control with respect to the shares held by Portfolios. Julius Gaudio, Maximilian Stone and Eric Wepsic, or their designees, exercise voting and investment control over such shares on DESCO LP, and DESCO LLC’s behalf. D. E. Shaw & Co., Inc. (“DESCO Inc.”), as general partner of DESCO LP and D. E. Shaw & Co. II, Inc. (“DESCO II Inc.”), as managing member of DESCO LLC, may be deemed to have the shared power to exercise voting and investment control with respect to the shares. Each of DESCO LP, DESCO LLC, DESCO Inc., and DESCO II Inc. disclaims beneficial ownership of the shares. By virtue of David E. Shaw’s position as President and sole shareholder of DESCO Inc. and as President and sole shareholder of DESCO II Inc., he may be deemed to have the shared power to exercise voting and investment control with respect to the shares. David E. Shaw disclaims beneficial ownership of the shares held by Portfolios. The business address of each person and entity named in this footnote is 1166 Avenue of the Americas, Ninth Floor, New York, NY 10036.

(5)
Number of shares beneficially owned includes (i) 495,719 shares held of record by Oceana Master Fund Ltd., (ii) 501,359 shares held of record by Pentwater Capital Management LP as investment advisor to LMA SPC for and on behalf of MAP98 Segregated Portfolio, (iii) 23,539 shares held of record by Pentwater Equity Opportunities Master Fund Ltd, (iv) 1,625,807 shares held of record by PWCM Master Fund Ltd and (v) 10,011 shares held of record by Pentwater Merger Arbitrage Master Fund Ltd. Matthew C. Halbower, CIO and CEO of Pentwater Capital Management LP, exercises voting and investment control with respect to the shares held by the entities named in this footnote. The business address for each person and entity named in this footnote is 614 Davis St., Evanston, IL 60201.

(6)	The address for Mr. Balakrishnan is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(7)	The address of each of Messrs. Feinstein, Kalsow-Ramos and Kleinman is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

Equity Compensation Plans
In March 2015, the Momentive Board of Directors adopted MPMH Equity Plan, which provides for the grant of various equity awards to persons or entities who provide services to Momentive or its affiliates. See Note 9 to the accompanying audited consolidated financial statements in Item 8 and Item 11 of this Annual Report on Form 10-K for more details.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
We have entered into various agreements with Hexion and other affiliates, on terms which management has concluded are fair to us.
Transactions with Hexion

Shared Services Agreement

On October 1, 2010, the Company entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and is currently owned by a significant shareholder of Momentive) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal, and procurement services. By agreement of the parties, certain of such services have excluded from the Shared Services Agreement. The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2018 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and Hexion.
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

Pursuant to this agreement, for the years ended December 31, 2017, 2016, and 2015, we incurred approximately $38, $50, and $60, respectively, of net costs for shared services. During the years ended December 31, 2017, 2016, and 2015 , Hexion incurred approximately $48, $63, and $70, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2017, 2016, and 2015, were net billings from Hexion to us of $26, $30, and $35, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for Hexion and 49% for us at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Service Agreement, the allocation percentage for 2017 was set at 44% for us and 56% for Hexion. We had accounts payable to Hexion of $3 and $5 at December 31, 2017 and 2016, respectively.

Purchases and Sales of Products and Services with Hexion
We also sell products to, and purchase products from, Hexion pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. A subsidiary of ours also acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements were determined by a formula based on the weighted average sales price of the applicable product less a margin. The Distribution Agreements had initial terms of 3 years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, for the years ended December 31, 2017, 2016, and 2015, we sold $2, $2, and $3, respectively, of products to Hexion, and purchased less than $1 of products from Hexion. At both December 31, 2017 and 2016, we had less than $1 of accounts receivable from Hexion and less than $1 accounts payable to Hexion related to these agreements.

Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. For the years ended December 31, 2017, 2016, and 2015, the Company sold approximately $23, $25, and $27, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. The company has accounts receivable from Hexion related to the distribution agreement of $2 at both December 31, 2017 and 2016.

Transactions with Affiliates other than Hexion
The Company sells products to various Apollo affiliates other than Hexion. These sales were approximately less than $1, less than $1, and $1 for the years ended December 31, 2017, 2016, and 2015, respectively. The Company had no accounts receivable from these affiliates at both December 31, 2017 and 2016. We also purchase products and services from various Apollo affiliates other than Hexion. These purchases were $4, $3, and $4 for the years ended December 31, 2017, 2016, and 2015, respectively. We had no accounts payable to these affiliates at both December 31, 2017 and December 31, 2016.

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
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our Board of Directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, Messrs. Bell, Butz, Dionne, Markby, Nodland and Schlanger are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2017 and 2016.

(in millions)	PwC
	2017	2016
Audit fees (1)	$4.4	$3.8
Audit related fees (2)	0.6	0.3
Tax fees (3)	0.3	0.6
All other fees (4)	1.7	1.3
Total	$7.0	$6.0

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements—The financial statements and related notes of Momentive and MPM, and the report of independent registered public accounting firm are included in Item 8 of this report.

(2)
Financial Statement Schedules—Schedule I – Condensed Parent Company Financial Statements and Schedule II - Valuation and Qualifying Accounts and Reserves are included in Item 8 of this report. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K—The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Momentive Performance Materials Inc.	8-K	333-146093	3.1	10/28/2014
3.2	Amended and Restated By-laws of Momentive Performance Materials Inc.	8-K	333-146093	3.2	10/28/2014
3.3	Amended and Restated Certificate of Incorporation of MPM Holdings Inc.	S-1	333-201338	3.1	12/31/2014
3.4	Amended and Restated By-laws of MPM Holdings Inc.	S-1	333-201338	3.2	12/31/2014
3.5	Amendment to Amended and Restated By-laws of MPM Holdings Inc.	10-Q	333-201338	3.1	10/31/2017
4.1	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $1,100,000,000 First-Priority Senior Secured Notes due 2021	8-K	333-146093	4.1	10/28/2014
4.2	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $250,000,000 Second-Priority Senior Secured Notes due 2022	8-K	333-146093	4.2	10/28/2014
4.3	First Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.3	10/28/2014
4.4	Second Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.4	10/28/2014
4.5	ABL Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Facility Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Applicable First-Lien Agent and First-Lien Collateral Agent, Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.5	10/28/2014
4.6	Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Credit Agreement Agent and as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as First-Lien Notes Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and as Collateral Agent, Momentive Performance Materials Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.6	10/28/2014
10.1*	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4/A	333-146093	10.5	10/11/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.2*	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc.	S-4/A	333-146093	10.6	10/11/2007
10.3	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG)	S-4	333-146093	10.10	9/14/2007
10.4	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	333-146093	10.2	3/17/2011
10.5†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012	8-K	333-146093	99.1	1/6/2012
10.6*	Amendment No. 1 to Trademark License Agreement dated December 3, 2006 by and among GE Monogram Licensing International, Momentive Performance Materials Inc. and General Electric Company, effective as of May 17, 2013	10-Q	333-146093	10.1	8/13/2013
10.7†	Offer Letter Agreement, dated March 14, 2014, between Momentive Performance Materials Holdings LLC and Jack Boss	10-K	333-146093	10.47	4/11/2014
10.8	Employee Services Agreement, dated as of March 25, 2014, among Momentive Performance Materials Holdings LLC, Momentive Performance Materials Holdings Employee Corporation, Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	10-K	333-146093	10.48	4/11/2014
10.9	Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein	8-K	333-146093	10.3	4/17/2014
10.10
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
10.11
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
		8-K	333-146093	10.1	10/28/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.12	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. party thereto	8-K	333-146093	10.2	10/28/2014
10.13	Registration Rights Agreement, dated as of October 24, 2014, by and among MPM Holdings Inc. and the stockholders of MPM Holdings Inc. party thereto.	S-1	333-201338	10.48	12/31/2014
10.14†	MPM Holdings Inc. Management Equity Plan	10-K	333-146093	10.36	3/30/2015
10.15†	MPM Holdings Inc. Form of Nonqualified Stock Option Grant Certificate	10-K	333-146093	10.37	3/30/2015
10.16†	MPM Holdings Inc. Form of Restricted Stock Unit Grant Certificate	10-K	333-146093	10.38	3/30/2015
10.17†	MPM Holdings Inc. Form of Director Restricted Stock Unit Grant Certificate	10-K	333-146093	10.39	3/30/2015
10.18†	Offer Letter, dated April 20, 2015, between Momentive Performance Materials Inc. and Erick Asmussen	10-Q	333-146093	10.1	8/14/2015
10.19†	Offer Letter, dated August 17, 2015, between Momentive Performance Materials Inc. and John D. Moran	10-Q	333-146093	10.1	11/13/2015
10.20†	Form of Option Adjustment Letter	10-Q	333-146093	10.1	8/9/2016
10.21†	MPM Holdings Inc. 2016 Incentive Compensation Plan	10-Q	333-220384	10.1	8/8/2017
10.22†	MPM Holdings Inc. 2017 Incentive Compensation Plan	10-Q	333-220384	10.2	8/8/2017
10.23†	MPM Holdings Inc. Annual Cash Incentive Plan	S-1/A	333-220384	10.24	10/31/2017
10.24	Form of Indemnification Agreement	S-1/A	333-220384	10.25	10/31/2017
12.1	Ratio of earnings to fixed charges					X
14.1	Code of Conduct					X
21.1	List of Subsidiaries of Momentive Performance Materials Inc.					X
31.1	Rule 13a-14 Certifications for MPM Holdings Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
31.2	Rule 13a-14 Certifications for Momentive Performance Materials Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
	Section 1350 Certifications:					X
32.1	Certificate for MPM Holdings Inc					X
32.2	Certificate for Momentive Performance Materials Inc.					X
101.INS††	XBRL Instance Document					X
101.SCH††	XBRL Schema Document					X
101.CAL††	XBRL Calculation Linkbase Document					X
101.LAB††	XBRL Label Linkbase Document					X
101.PRE††	XBRL Presentation Linkbase Document					X
101.DEF††	XBRL Definition Linkbase Document					X

*	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

†	Indicates a management contract or compensatory plan or arrangement.

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

MPM HOLDINGS INC.

Date:	February 27, 2018	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	February 27, 2018	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MPM Holdings Inc. in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2018
John G. Boss

/s/ Erick R. Asmussen	Chief Financial Officer (Principal Financial Officer)	February 27, 2018
Erick R. Asmussen

/s/ Suraj Kunchala	Controller (Principal Accounting Officer)	February 27, 2018
Suraj Kunchala

/s/ Mahesh Balakrishnan	Director of MPM Holdings Inc.	February 27, 2018
Mahesh Balakrishnan

/s/ Bradley J. Bell	Director of MPM Holdings Inc.	February 27, 2018
Bradley J. Bell

/s/ Theodore H. Butz	Director of MPM Holdings Inc.	February 27, 2018
Theodore H. Butz

/s/ John D. Dionne	Director of MPM Holdings Inc.	February 27, 2018
John D. Dionne

/s/ Samuel Feinstein	Director of MPM Holdings Inc.	February 27, 2018
Samuel Feinstein

/s/ Robert Kalsow-Ramos	Director of MPM Holdings Inc.	February 27, 2018
Robert Kalsow-Ramos

/s/ Scott M. Kleinman	Director of MPM Holdings Inc.	February 27, 2018
Scott M. Kleinman

/s/ Julian Markby	Director of MPM Holdings Inc.	February 27, 2018
Julian Markby

/s/ Jeffrey M. Nodland	Director of MPM Holdings Inc.	February 27, 2018
Jeffrey M. Nodland

/s/ Marvin O. Schlanger	Director of MPM Holdings Inc.	February 27, 2018
Marvin O. Schlanger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Momentive Performance Materials Inc. in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2018
John G. Boss

/s/ Erick R. Asmussen	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2018
Erick R. Asmussen

/s/ Suraj Kunchala	Controller (Principal Accounting Officer)	February 27, 2018
Suraj Kunchala

/s/ John D. Moran	Director, Senior Vice President, General Counsel, and Secretary	February 27, 2018
John D. Moran